Form 10-Q
period 1997-03-31
HAWK CORP
filed 1997-05-15
CIK 849240

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                 MARCH 31, 1997

                        Commission file number 333-18433

                                HAWK CORPORATION
                                ----------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                 34-1608156
-----------------------------           ------------------------------------
 (State of incorporation)               (I.R.S. Employer Identification No.)

             200 Public Square, Suite 30-5000, Cleveland, Ohio   44114
        -----------------------------------------------------------------
               (Address of principal executive offices)        (Zip Code)

                                 (216) 861-3553
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (for for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of the date of this report, the Registrant had the following number of shares of common stock outstanding:

         Class A Common Stock, $0.01 par value:               1,443,978
         Class B Non-Voting Common Stock, $0.01 par value:    None (0)

                                      INDEX

                                                                                  Page
                                                                                  ----

PART I  FINANCIAL INFORMATION.......................................................3

             Item 1.       Financial Statements (Unaudited).........................3

             Item 2.       Management's Discussion and Analysis of
                           Financial Condition and Results of Operations...........17

PART II OTHER INFORMATION..........................................................22

             Item 1.       Legal Proceedings.......................................22

             Item 2.       Changes in Securities...................................22

             Item 6.       Exhibits and Reports on Form 8-K........................22

SIGNATURES.........................................................................23

PART I.    FINANCIAL INFORMATION
ITEM I.    FINANCIAL STATEMENTS (UNAUDITED)

                                HAWK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                          March 31,           December 31,
                                                            1997                  1996
                                                         ------------         - ----------
                                                          (Unaudited)             (Note)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $  10,635             $ 25,774
  Accounts receivable, less allowance of $178 and
    $182, respectively                                       22,788               16,783
  Inventories                                                23,180               20,864
  Deferred income taxes                                       2,483                2,432
  Other current assets                                        1,255                  935
                                                          ---------             --------
         Total current assets                                60,341               66,788

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                        1,195                1,080
  Buildings and improvements                                  7,990                7,615
  Machinery and equipment                                    49,083               45,766
  Furniture and fixtures                                      1,785                1,611
  Construction in progress                                    3,658                2,825
                                                          ---------             --------
                                                             63,711               58,897
  Less accumulated depreciation                              16,291               14,755
                                                          ---------             --------
         Total property, plant and equipment                 47,420               44,142

OTHER ASSETS:
  Intangible assets                                          47,512               39,939
  Net assets held for sale                                    3,604                3,604
  Shareholder notes                                           1,775                1,838
  Other                                                       1,720                2,130
                                                             ------             --------
         Total other assets                                  54,611               47,511
                                                           --------             --------

TOTAL ASSETS                                               $162,372             $158,441
                                                           ========             ========

                                HAWK CORPORATION
                   CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                          March 31,           December 31,
                                                                                            1997                  1996
                                                                                        ------------          ------------
                                                                                         (Unaudited)             (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                                         $  9,572             $  8,194
  Accrued compensation                                                                        4,252                6,775
  Other accrued expenses                                                                      4,947                2,405
  Current portion of long-term debt                                                             793                  714
                                                                                           --------             --------
         Total current liabilities                                                           19,564               18,088

LONG-TERM LIABILITIES:
  Long-term debt                                                                            130,352              128,469
  Deferred income taxes                                                                       4,716                4,090
  Other                                                                                       2,004                2,004
                                                                                          ---------             --------
         Total long-term liabilities                                                        137,072              134,563

DETACHABLE STOCK WARRANTS, SUBJECT TO PUT OPTION                                              4,600                4,600

SHAREHOLDERS' EQUITY:
  Series A preferred stock, $.01 par value and an
    aggregate liquidation value of $1,375,000, plus
    any accrued or unpaid dividends, with 10%
    cumulative dividend (2,625 shares authorized,
    1,375 shares issued and outstanding); Series B
    preferred stock, $.01 par value and an aggregate
    liquidation value of $702,000, plus any accrued
    or unpaid dividends, with 9% cumulative dividend
    (702 shares authorized, issued and outstanding);
    Series C preferred stock, $.01 par value and an
    aggregate liquidation value of $1,190,000, plus
    any accrued or unpaid dividends with 10%
    cumulative dividend (1,190 shares authorized,
    issued and outstanding)                                                                       1                    1
  Class A common stock, $.01 par value; 2,200,000
    shares authorized, 1,443,978 issued and outstanding                                          14                   14
  Class B common stock, $.01 par value, 375,000 shares
    authorized, none issued or outstanding
  Additional paid-in capital                                                                  1,964                1,964
  Accumulated deficit                                                                          (175)                (974)
  Other equity adjustments                                                                     (668)                 185
                                                                                           --------             --------
         Total shareholders' equity                                                           1,136                1,190
                                                                                           --------             --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $162,372             $158,441
                                                                                           ========             ========


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                                HAWK CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        Three Months Ended March 31,
                                                          1997               1996
                                                      -------------------------------
Net sales                                             $    36,884         $    31,422
Cost of sales                                              26,368              23,056
                                                      -----------         -----------

Gross profit                                               10,516               8,366

Selling, technical and administrative expenses              4,554               3,669
Amortization of intangibles                                   829                 651
Plant consolidation expense                                                       600
                                                      -----------         -----------
Total expenses                                              5,383               4,920
                                                      -----------         -----------

Income from operations                                      5,133               3,446
Interest expense                                            3,679               2,513
Other (income) expense, net                                  (250)                  5
                                                      -----------         -----------

Income before income taxes                                  1,704                 928

Income taxes                                                  806                 416
                                                      -----------         -----------

Net income                                            $       898         $       512
                                                      ===========         ===========

Preferred stock dividend requirements                 $       (80)        $       (81)
                                                      ===========         ===========

Net income applicable to common shareholders          $       818         $       431
                                                      ===========         ===========

Net income per share applicable to
  common shareholders                                 $       .46         $       .24
                                                      ===========         ===========

Number of shares used to compute per
  share data                                            1,760,946           1,760,946
                                                      ===========         ===========



See notes to consolidated financial statements.

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                 Three Months Ended
                                                                     March 31,
                                                                1997            1996
                                                             --------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                 $    898         $    512
  Adjustments to reconcile net income
    to net cash used in
    operating activities:
       Depreciation and amortization                            2,427            2,057
       Accretion of discount on debt                              163              163

  Changes in operating assets and liabilities:
    Accounts receivable                                        (5,097)          (2,831)
    Inventories                                                (1,871)          (1,158)
    Other assets                                                 (953)             442
    Accounts payable                                              859              810
    Other liabilities                                              44           (3,564)
                                                             --------         --------
  Net cash used in operating activities                        (3,530)          (3,569)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Hutchinson                                      (10,368)               0
  Purchases of property, plant and equipment                   (1,194)          (2,919)
  Payments received on shareholder notes                           63               96
                                                             --------         --------
  Net cash used in investing activities                       (11,499)          (2,823)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings on long-term debt                                    14,898
  Payments on long-term debt                                     (325)          (8,317)
  Deferred financing costs                                        227                0
  Payments of preferred stock dividends                           (80)             (81)
  Other                                                            68             (649)
                                                             --------         --------
  Net cash (used in) provided by financing activities            (110)           5,851
                                                             --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (15,139)            (541)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               25,774              771
                                                             --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 10,635         $    230
                                                             ========         ========



See notes to consolidated financial statements.

                                HAWK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997

1.    Basis of Presentation
      ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form S-4 (Registration No. 333-18433) for Hawk Corporation (the "Company") for the year ended December 31, 1996.

Net income per share is based on the weighted average number of common shares and common share equivalents (warrants) outstanding during the respective periods. Earnings available to common shareholders includes an adjustment for preferred stock dividends paid during the respective periods

The Company operates in one principal business segment, the design, engineering, manufacturing and marketing of friction products and precision-engineered components for aerospace, industrial and other specialty applications.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and also include, effective January 2, 1997, the accounts of Hutchinson Products Corporation. (See Note 3). All significant inter-company accounts and transactions have been eliminated in the accompanying financial statements.

2.    Inventories
      -----------

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The major components of inventories are as follows (dollars in thousands):

                                              March 31, 1997        December 31, 1996
                                              --------------        -----------------
     Raw materials and work-in-process       $        19,186         $      17,239
     Finished products                                 4,666                 4,226
     Inventory reserves                                 (672)                 (601)
                                             ----------------        --------------
                                             $        23,180         $      20,864
                                             ================        =============

3.    Acquisitions
      ------------

Effective January 2, 1997, the Company acquired all of the outstanding capital stock of Houghton Acquisition Corporation and merged it into the newly formed Hutchinson Products Corporation (Hutchinson) for (1) $10.4 million in cash; (2) $1.5 million in 8.0% two-year convertible notes; and (3) contingent payments to be made by the Company if Hutchinson meets certain earnings targets. The acquisition has been accounted for as a purchase. The excess of the purchase price over the estimated fair value of the capital stock acquired in the amount of $7.7 million is being amortized over 30 years and is included in intangible assets. The results of operations of Hutchinson are included in the Company's consolidated statements of income since the date of acquisition. Hutchinson's principal business is the production and sale of rotors for use in small horsepower motors and, to a lesser extent, the machining and sale of aluminum extrusions and castings, principally fan spacers used by engine manufacturers and gas nozzles used in gasoline pumping units.

The proforma unaudited consolidated results of operations for the three months ended March 31, 1996 give effect to the above acquisition as though it had occurred on January 1, 1996 and include certain adjustments, such as additional amortization expense as a result of goodwill and deferred financing costs, increased depreciation expense as a result of the write-up of certain machinery and equipment to its fair value and increased interest expense related to debt incurred for the acquisition.

                                                  Three Months Ended
                                                    March 31, 1996
                                                 --------------------
                                                    (In Thousands)

              Net sales                          $            2,155
                                                 ==================
              Net income                         $              137
                                                 ==================

Proforma net sales and net income are not necessarily indicative of the net sales and net income that would have occurred had the acquisition been made at the beginning of the respective year or the results which may occur in the future.

4.    Long-Term Debt
      --------------

In November 1996, the Company issued $100,000,000 in Senior Notes due on December 1, 2003, unless previously redeemed, at the Company's option, in accordance with the terms of the Notes. Interest is payable semi-annually on June 1 and December 1 of each year commencing June 1, 1997, at a fixed rate of 10.25%. Substantially all of the Senior Notes were exchanged for the Exchange Notes on April 21, 1997. The terms of the Exchange Notes are identical in all material respects to the terms of the Senior Notes, except that the Exchange Notes are freely transferable with certain limited exceptions by their holders. The Exchange Notes are fully and unconditionally guaranteed on a joint and several basis by each of the direct or indirect wholly-owned domestic subsidiaries of the Company (Guarantor Subsidiaries). (See Note 7).

5.    Contingencies
      -------------

The Company has wage continuation agreements with two of its officers/shareholders. In the event the officer/shareholder dies or becomes permanently disabled while employed by the Company, each agreement provides for payments to be made annually to the officer/shareholder's spouse based on a compensation formula, until the spouse's death.

6.    Recently Issued Accounting Pronouncements
      -----------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The overall objective of SFAS is to simplify the calculation of earnings per share (EPS) and achieve comparability with international accounting standards. SFAS No. 128 is effective in the fourth quarter ended December 31, 1997 for the Company. Subsequent to the effective date, all prior period EPS amounts are required to be restated to conform to the provisions of Statement 128. The adoption of SFAS No. 128 is not anticipated to have a material effect on the Company's financial statements or results of operations.

7.    Supplemental Guarantor Information
      ----------------------------------

As discussed in Note 4, each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis the obligation to pay principal, premium, if any and interest with respect to the Notes. The Guarantor Subsidiaries are direct, wholly-owned subsidiaries of the Company.

The following supplemental unaudited consolidating condensed financial statements present (in thousands):

         1. Consolidating condensed balance sheets as of March 31, 1997 and December 31, 1996, consolidating condensed statements of income for the three months ended March 31, 1997 and 1996 and consolidating condensed statements of cash flows for the three months ended March 31, 1997 and 1996.

         2. Hawk Corporation (Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries (consisting of the Company's subsidiaries in Canada and Italy) with their investments in subsidiaries accounted for using the equity method.

         3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Management does not believe that separate financial statements of the Guarantor Subsidiaries of the Notes are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented. The Revolving Credit Facility contains covenants that, among other things, would prohibit the payment of any dividends to the Company by the subsidiaries of the Company (including Guarantor Subsidiaries) in the event of a default under the terms of the Revolving Credit Facility.

        Supplemental Consolidating Condensed Balance Sheet (Unaudited)


                                                                March 31, 1997
                              --------------------------------------------------------------------------------
                                                Combined          Combined
                                               Guarantor        Non-Guarantor
                                Parent        Subsidiaries      Subsidiaries      Eliminations    Consolidated
                              --------------------------------------------------------------------------------

ASSETS
------

CURRENT ASSETS:
   Cash and cash equivalents    $10,577          $       3        $      55                         $   10,635
   Accounts receivable, net         238             16,712            5,976        $     (138)          22,788
   Inventories, net                                 18,716            4,464                             23,180
   Deferred income taxes          1,390              1,093                                               2,483
   Other current assets              67                445              743                              1,255
                              --------------------------------------------------------------------------------
Total current assets             12,272             36,969           11,238              (138)          60,341

Other Assets:
-------------
   Investment in subsidiaries       780              5,640                             (6,420)
   Inter-company advances, net  126,390              7,587               38          (134,015)
   Property, plant and
     equipment                                      42,112            5,308                             47,420
   Intangible assets                244             47,268                                              47,512
   Other                          1,675              5,403               21                              7,099
                              --------------------------------------------------------------------------------
Total other assets              129,089            108,010            5,367          (140,435)         102,031
                              --------------------------------------------------------------------------------

TOTAL ASSETS                  $ 141,361          $ 144,979        $  16,605        $ (140,573)      $  162,372
                              ================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current Liabilities
   Accounts payable                              $   6,689        $   2,883                         $    9,572
   Accrued compensation         $    64              3,371              817                              4,252
   Other accrued expenses           756              4,096               95                              4,947
   Current portion of
     long-term debt                                    368              425                                793
                              --------------------------------------------------------------------------------
Total current liabilities           820             14,524            4,220                             19,564

Long-term Liabilities:
   Long-term debt               126,538              3,814                                             130,352
   Deferred income taxes          4,090                350              276                              4,716
   Other                                               972            1,032                              2,004
   Inter-company advances, net    2,986            126,510            5,437        $ (134,933)
                              --------------------------------------------------------------------------------
Total long-term liabilities     133,614            131,646            6,745          (134,933)         137,072
                              --------------------------------------------------------------------------------
Total liabilities               134,434            146,170           10,965          (134,933)         156,636
Detachable stock warrants,
   subject to put option          4,600                                                                  4,600
Shareholders' equity (deficit)    2,327             (1,191)           5,640            (5,640)           1,136
                              --------------------------------------------------------------------------------

Total Liabilities and
   Shareholders' Equity       $ 141,361          $ 144,979        $  16,605        $ (140,573)      $  162,372
                              ================================================================================

        Supplemental Consolidating Condensed Balance Sheet (Unaudited)



                                                                December 31, 1996
                                     ----------------------------------------------------------------------------
                                                       Combined       Combined
                                                      Guarantor     Non-Guarantor
                                      Parent        Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                     ----------------------------------------------------------------------------

ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents         $  25,187       $       5        $     582                      $   25,774
   Accounts receivable, net                189          10,884            5,710                          16,783
   Inventories, net                                     16,120            4,744                          20,864
   Deferred income taxes                 1,390           1,042                                            2,432
   Other current assets                     67             373              495                             935
                                     ----------------------------------------------------------------------------
Total current assets                    26,833          28,424           11,531                          66,788

Other Assets:
   Investment in subsidiaries              775           6,457                        $   (7,232)
   Inter-company advances, net         108,607          19,543                          (128,150)
   Property, plant and
     equipment                                          38,394            5,748                          44,142
   Intangible assets                       504          39,435                                           39,939
   Other                                 1,838           5,318              416                           7,572
                                     ----------------------------------------------------------------------------
Total other assets                     111,724         109,147            6,164         (135,382)       91,653
                                     ----------------------------------------------------------------------------

Total Assets                         $ 138,557        $137,571        $  17,695       $ (135,382)   $  158,441
                                     ============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Accounts payable                    $  (157)      $   5,167        $   3,184                     $    8,194
   Accrued compensation                    100           5,856              819                          6,775
   Other accrued expenses                 (719)          2,728              396                          2,405
   Current portion of long-term debt                       289              425                            714
                                     ----------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                 (776)         14,040            4,824                         18,088

Long-term Liabilities:
   Long-term debt                      126,375           1,290              804                        128,469
   Deferred income taxes                 2,729           1,057              304                          4,090
   Other                                                 1,272              732                          2,004
   Inter-company advances, net           3,532         120,819            4,574       $ (128,925)
                                     ----------------------------------------------------------------------------
Total long-term liabilities            132,636         124,438            6,414         (128,925)      134,563
                                     ----------------------------------------------------------------------------
Total liabilities                      131,860         138,478           11,238         (128,925)      152,651
Detachable stock warrants,
   subject to put option                 4,600                                                           4,600
Shareholders' equity (deficit)           2,097            (907)           6,457           (6,457)        1,190
                                     ----------------------------------------------------------------------------

Total Liabilities and
   Shareholders' Equity               $138,557       $ 137,571        $  17,695       $ (135,382)   $  158,441
                                      ===========================================================================

       Supplemental Consolidating Condensed Income Statement (Unaudited)


                                                              Three Months Ended March 31, 1997
                                        ------------------------------------------------------------------------------
                                                        Combined         Combined
                                                        Guarantor      Non-Guarantor
                                        Parent        Subsidiaries      Subsidiaries     Eliminations     Consolidated
                                        ------------------------------------------------------------------------------

Net sales                                             $    32,821       $     5,012      $      (949)     $    36,884
Cost of sales                                              23,201             4,116             (949)          26,368
                                        ------------------------------------------------------------------------------
Gross profit                                                9,620               896                            10,516

Expenses:
   Selling, technical and
     administrative expenses                                4,044               510                             4,554
   Amortization of intangible assets    $      2              827                                                 829
                                        ------------------------------------------------------------------------------
Total expenses                                 2            4,871               510                             5,383
                                        ------------------------------------------------------------------------------
Income (loss) from operations                 (2)           4,749               386                             5,133
Interest expense, net                        162            3,421                96                             3,679
Income from equity investees                 832              109                               (941)
Other (income) expense, net                 (274)            (139)              163                              (250)
                                        ------------------------------------------------------------------------------
Income before income taxes                   942            1,576               127             (941)           1,704
Income taxes                                  44              744                18                               806
                                        ------------------------------------------------------------------------------

NET INCOME                              $    898      $       832       $       109      $      (941)     $       898
                                        ==============================================================================

      Supplemental Consolidating Condensed Income Statement (Unaudited)


                                                            Three Months Ended March 31, 1996
                                        -----------------------------------------------------------------------------
                                                        Combined        Combined
                                                       Guarantor      Non-Guarantor
                                         Parent       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                        -----------------------------------------------------------------------------
Net sales                               $     36      $    26,804      $     5,169      $      (587)      $    31,422
Cost of sales                                              19,661            3,946             (551)           23,056
                                        -----------------------------------------------------------------------------
Gross profit                                  36            7,143            1,223              (36)            8,366

Expenses:
   Selling, technical and
     administrative expenses                 (40)           3,281              464              (36)            3,669
   Amortization of intangible assets                          650                1                                651
   Plant consolidation expense                                600                                                 600
                                        -----------------------------------------------------------------------------
Total expenses                               (40)           4,531              465              (36)            4,920
                                        -----------------------------------------------------------------------------
Income from operations                        76            2,612              758                              3,446
Interest (income) expense, net               (66)           2,523               56                              2,513
Income from equity investees                 794              421                            (1,215)
Other expense, net                             3                2                                                   5
                                        -----------------------------------------------------------------------------
Income before income taxes                   933              508              702           (1,215)              928
Income taxes (credit)                                         135              281                                416
                                        -----------------------------------------------------------------------------

NET INCOME                              $    933      $       373      $       421      $    (1,215)      $       512
                                        =============================================================================

                Supplemental Consolidating Condensed Statement
                          of Cash Flows (Unaudited)


                                                            Three Months Ended March 31, 1997
                                        ------------------------------------------------------------------------------
                                                        Combined          Combined
                                                        Guarantor       Non-Guarantor
                                        Parent          Subsidiaries     Subsidiaries    Eliminations    Consolidated
                                        ------------------------------------------------------------------------------

Net cash (used in) provided by
    operating activities                $ (4,225)       $       519       $       176                     $    (3,530)

Cash flows from investing activities:
   Purchase of Houghton Acquisition
        Corporation                      (10,368)                                                             (10,368)
   Purchase of property, plant and
     equipment                                                 (648)             (546)                         (1,194)
   Payments on shareholder loans              63                                                                   63
                                        ------------------------------------------------------------------------------
Net cash used in investing activities    (10,305)              (648)             (546)                        (11,499)

Cash flows from financing activities:
   Payments on long-term debt                                  (168)             (157)                           (325)
   Deferred financing costs                                     227                                               227
   Payment of preferred stock dividend       (80)                                                                 (80)
   Other                                                         68                                                68
                                        ------------------------------------------------------------------------------
Net cash (used in) provided by
    financing activities                     (80)               127              (157)                           (110)
                                        -------------------------------------------------------------------------------
Net decrease in cash and
     cash equivalents                    (14,610)                (2)             (527)                        (15,139)
Cash and cash equivalents
     at beginning of period               25,187                  5               582                          25,774
                                        -----------------------------------------------------------------------------

Cash and Cash Equivalents
     at end of period                   $ 10,577        $         3       $        55                     $    10,635
                                        ==============================================================================

               Supplemental Consolidating Condensed Statements
                          of Cash Flows (Unaudited)


                                                            Three Months Ended March 31, 1996
                                       -------------------------------------------------------------------------------
                                                          Combined         Combined
                                                          Guarantor      Non-Guarantor
                                       Parent           Subsidiaries     Subsidiaries     Eliminations    Consolidated
                                       -------------------------------------------------------------------------------

Net cash (used in) provided by
    operating activities                $ (6,405)       $     2,829       $         7                     $    (3,569)

Cash flows from investing activities:
   Purchase of property, plant and
     equipment                                               (2,644)             (275)                         (2,919)
   Other                                                         96                                                96
                                       -------------------------------------------------------------------------------
Net cash used in investing activities                        (2,548)             (275)                         (2,823)

Cash flows from financing activities:
   Proceeds from borrowings of
     long-term debt                       14,608                290                                            14,898
   Payments on long-term debt             (8,300)                                 (17)                         (8,317)
   Payment of preferred stock dividend       (81)                                                                 (81)
   Other                                                       (649)                                             (649)
                                       --------------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                    6,227               (359)              (17)                          5,851
                                       -------------------------------------------------------------------------------
Net decrease in cash and
     cash equivalents                       (178)               (78)             (285)                           (541)
Cash and cash equivalents
     at beginning of period                  408                 78               285                             771
                                       -------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                   $    230        $         0       $         0                     $       230
                                       ===============================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

GENERAL

Hawk designs, engineers, manufactures and markets friction products (75.6% of sales in the first quarter of 1997) and precision-engineered components (24.4%). The Company is a leading worldwide supplier of friction products for brakes, clutches and transmissions used in aerospace, industrial and specialty applications. The Company is also a leading supplier of precision engineered components primarily made from powder metals, including pump elements, gears, transmission plates, pistons and anti-lock brake sensor rings, used in industrial applications. The Company focuses on manufacturing products requiring sophisticated engineering and production techniques for applications in aerospace and specialty industrial markets where it has achieved a major market position.

Since 1989, Hawk has pursued a strategic plan of fostering growth by making complementary acquisitions and broadening its customer base. All of Hawk's acquisitions, including the acquisition of Hutchinson which was closed on January 2, 1997, were accounted for under the purchase method of accounting, with the purchase price allocated to the estimated fair market value of the assets acquired and liabilities assumed. In the acquisitions, any excess of the purchase price paid over the estimated fair value of the net assets acquired was allocated to goodwill, which resulted in approximately $29.7 million of goodwill reflected on the March 31, 1997 balance sheet. The annual amortization of goodwill will result in non-cash charges to future operations of approximately $1.5 million per year (of which the majority of such amortization is deductible for tax purposes) based on amortization periods ranging from 15 to 40 years.

ACQUISITION

On January 2, 1997 the Company acquired all of the outstanding capital stock of Hutchinson for (1) $10.4 million in cash; (2) $1.5 million in 8.0% two-year convertible notes; and (3) contingent payments to be made by the Company if Hutchinson meets certain earnings targets. The cash portion of the purchase price was funded with the Company's existing cash balances.

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

Net Sales
---------

Net Sales increased $5.5 million or 17.4% to $36.9 million in the first quarter of 1997 from $31.4 million in the comparable quarter of 1996.

The increase in net sales reflects the impact of the Hutchinson acquisition, as well as increased sales in friction products and, to a lesser extent, precision-engineered components. Sales of friction products increased $2.3 million or 9.8% to $25.8 million in the first quarter of 1997 from $23.5 million in the comparable quarter of 1996. The growth was driven by strong demand in the aerospace, construction and agricultural markets. Sales of precision engineered components, exclusive of Hutchinson, increased $0.6 million or 11.1% to $6.0 million in the first quarter of 1997 from $5.4 million in the comparable quarter of 1996. The increase was primarily attributable to the addition of a new customer in the truck market, as well as increased demand in the fluid power markets served by the Company.

Gross Profit
------------

Gross profit increased $2.1 million or 25.7% to $10.5 million in the first quarter of 1997 from $8.4 million in the comparable quarter of 1996. The gross profit margin increased to 28.5% in the first quarter of 1997 from 26.6% in the comparable period in 1996. The increase is primarily attributable to cost savings, as a result of the closing of one of the Company's manufacturing facilities during 1996 and the consolidation of its operations into an existing Company facility and increased sales from the Company's higher margin aerospace friction products.

Selling, Technical and Administrative ("ST&A") Expenses
-------------------------------------------------------

Selling, technical and administrative expenses increased $0.9 million or 24.1% to $4.6 million in the first quarter of 1997. As a percentage of sales, ST&A expenses increased to 12.4% of sales in the first quarter of 1997 compared to 11.7% in the comparable quarter of 1996, primarily as a result of increased administrative overhead and personnel costs.

Plant Consolidation Expense
---------------------------

All costs associated with the closure and consolidation of a manufacturing facility were incurred in 1996.

Income from Operations
----------------------

Income from operations increased by $1.7 million or 49.0% to $5.1 million in the first quarter of 1997, as compared to the comparable quarter of 1996. Income from operations as a percent of net sales increased to 13.9% in the first quarter of 1997 from 11.0% in the comparable quarter of 1996, reflecting changes in cost savings from the closed facility, product mix and margin improvement.

Interest Expense
----------------

Interest expense increased $1.2 million or 46.4% to $3.7 million in the first quarter of 1997 from the comparable quarter of 1996. The increase is attributable to higher debt levels as a result of the issuance of Senior Notes in the fourth quarter of 1996.

Income Taxes
------------

The provision for income taxes increased to $0.8 million in the first quarter of 1997 from $0.4 million in the comparable quarter of 1996, reflecting the increase in pre-tax income.

Net Income
----------

As a result of the factors noted above, net income increased $0.4 million to $0.9 million or 75.4% in the first quarter of 1997 as compared to the first quarter of 1996.

Liquidity and Capital Resources
-------------------------------

As a result of the recent acquisitions by the Company and the issuance of the Senior Notes, the Company has, and will continue to have, substantial indebtedness. The Company will therefore be required to use a substantial portion of its cash flow from operations for the payment of interest expense on indebtedness.

Under the terms of the Senior Notes and the Exchange Notes, the Company is subject to certain restrictive covenants, including, but not limited to, covenants imposing limitations on: the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations.

Concurrently with the issuance of the Senior Notes, the Company and its domestic subsidiaries entered into its Revolving Credit Facility, consisting of a revolving credit loan that equals the lesser of (1) $25.0 million, or (2) the sum of 85% of eligible accounts receivable and 60% of eligible inventory. The Revolving Credit Facility is secured by substantially all of the accounts receivable, inventory and intangibles of the Company and its domestic subsidiaries. In addition, the Revolving Credit Facility contains financial and other covenants with respect to the Company and its subsidiaries that, among other matters, prohibit the payment of any dividends to the Company by the subsidiaries of the Company in the event of a default under the terms of the Revolving Credit Facility, restrict the creation of certain liens and require the maintenance of certain minimum interest coverage. Currently, there are no amounts outstanding under the Revolving Credit Facility.

The Company has outstanding $30.0 million of Senior Subordinated Notes. Principal payments on these notes are due in equal installments of $10.0 million on January 31, 2004, and June 30, 2004 and 2005. Interest on the Senior Subordinated Notes is payable quarterly at 12.0% per annum. The Senior Subordinated Notes are guaranteed by certain domestic subsidiaries of the Company. These notes contain certain financial and other covenants and restrictions, including restrictions on the ability of less than wholly-owned subsidiaries of the Company, if any, to pay dividends or make other distributions to the Company.

As of March 31, 1997 the Company was in compliance with the terms of its indebtedness.

Net cash used in operating activities was $3.5 million for the first quarter of 1997, and $3.6 million for the comparable period in 1996. The $0.1 million increase in cash provided by operating activities for the 1997 period was primarily a result of increased net income and depreciation and amortization charges, offset by increased working capital requirements.

Net cash used in investing activities was $11.5 million and $2.8 million for the quarters ending March 31, 1997 and 1996, respectively. The cash used in investing activities in the first quarter of 1997 consisted of $10.4 million attributable to the acquisition of Hutchinson and $1.2 million for the purchases of property, plant and equipment. In the comparable period of 1996, cash used in investing activities consisted primarily of $2.9 million of capital expenditures.

Net cash used in financing activities was $0.1 million for the first quarter of 1997 used primarily for the payment of capital lease obligations of the Company. The first quarter 1996 net cash provided by financing activities of $5.9 million was attributable to an increase in borrowings under the Company's previous credit facilities.

The primary uses of capital by the Company are (1) to pay interest on, and to repay principal of, indebtedness, (2) for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product development, and (3) making additional strategic acquisitions of complementary businesses.

The Company believes that cash flow from operating activities, and additional funds available under the Revolving Credit Facility, will be sufficient to meet its currently anticipated operating and capital expenditure requirements and service its indebtedness for the next 12 months.

Forward Looking Statements
--------------------------

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets and growth in existing markets, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to (1) the

Company's substantial leverage, which requires significant cash flows to service debt, reducing funds for operations and other business opportunities and increasing the Company's vulnerability to competition and to adverse general economic and industry conditions; (2) the ability of the Company to continue to meet the terms of the Company's credit documents which contain a number of significant financial covenants and other restrictions; (3) the Company's reliance on significant customers; (4) supplies and prices of raw materials used by the Company; (5) whether the Company's aerospace friction products will be able to continue to meet stringent Federal Aviation Administration criteria and testing requirements;(6) whether the Company will be able to successfully integrate Hutchinson into its operations; and (7) the Company's continued expansion into international markets, with all the risks inherent in doing business internationally, including unexpected changes in regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, potential instability, fluctuation in currency exchange rates and potential adverse tax consequences. Any investor or potential investor in the Company must consider these risks and others that are detailed in the Company's Form S-4 (333-18433).

PART II OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS.

The Company is involved in various lawsuits arising in the ordinary course of business. In the Company's opinion, the outcome of these matters is not anticipated to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 2.      CHANGES IN SECURITIES.

On April 21, 1997, the Company and its domestic subsidiaries, Friction Products Co., Hawk Brake, Inc., Logan Metal Stampings, Inc., S.K. Wellman Holdings, Inc., S.K. Wellman Corp., Wellman Friction Products U.K. Corp., Helsel, Inc. and Hutchinson Products Corporation (together, the "Guarantors"), completed their offer to exchange (the "Exchange Offer") up to $100,000,000 in aggregate principal amount of the Company's Exchange Notes for $100,000,000 in aggregate principal amount of the Company's outstanding Senior Notes. The terms of the Exchange Notes are identical in all material respects (including principal amount, interest rate and maturity) to the terms of the Senior Notes for which they were exchanged pursuant to the Exchange Offer, except that the Exchange Notes are, with certain limited exceptions described in the Prospectus relating to the Exchange Offer dated March 20, 1997, freely transferable by the holders thereof and are not subject to any covenant regarding registration. The Exchange Notes evidence the same indebtedness as the Senior Notes and are entitled to the benefits of the Indenture dated as of November 27, 1996, among the Company, the Guarantors and Bank One Trust Company, NA, as trustee, governing the Senior Notes and the Exchange Notes.

The Exchange Offer expired in accordance with its terms at 5:00 p.m., New York City time, on April 21, 1997. Pursuant to the Exchange Offer, $95,555,000 in aggregate principal amount of Notes were tendered in exchange for the same aggregate principal amount of Exchange Notes. $4,445,000 in aggregate principal amount of Senior Notes remain outstanding.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

             (a)  Exhibits:
                  ---------

                  27.1     Financial Data Schedule

             (b)  Reports on Form 8-K:
                  --------------------

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    May 15, 1997                 HAWK CORPORATION



                                         By: /s/ Ronald E. Weinberg
                                            -----------------------
                                            Ronald E.Weinberg, Vice-Chairman of
                                            the Board and Treasurer

                                         By: /s/ Thomas A. Gilbride
                                             ----------------------
                                             Thomas A. Gilbride, Vice President-
                                             Finance
                                             (Chief Accounting Officer)