Form 10-Q
period 1997-06-30
HAWK CORP
filed 1997-08-14
CIK 849240

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                                 JUNE 30, 1997

                        Commission file number 333-18433

                                HAWK CORPORATION
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                         34-1608156
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

            200 Public Square, Suite 30-5000, Cleveland, Ohio 44114
            -------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (216)861-3553
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
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

                                      INDEX

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)                             4

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               19

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                           24

         Item 4. Submission of Matters to a Vote of Security Holders         24

         Item 5. Other Information                                           24

         Item 6. Exhibits and Reports on Form 8-K                            24

SIGNATURES                                                                   25

                     (this page intentionally left blank.)

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (Unaudited)

                                HAWK CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      JUNE 30, 1997  DECEMBER 31, 1996
                                                       (UNAUDITED)        (NOTE)
                                                      -------------  -----------------
ASSETS

Current assets:
     Cash and cash equivalents                           $ 13,586       $ 25,774
     Accounts receivable, less allowance
          of $180 and $182, respectively                   23,043         16,783
     Inventories                                           23,322         20,864
     Deferred income taxes                                  2,483          2,432
     Other current assets                                     425            935
                                                         --------       --------
               Total current assets                        62,859         66,788
Property, plant and equipment:
     Land                                                   1,195          1,080
     Buildings and improvements                             8,119          7,615
     Machinery and equipment                               50,738         45,766
     Furniture and fixtures                                 1,647          1,611
     Construction in progress                               4,604          2,825
                                                         --------       --------
                                                           66,303         58,897
     Less accumulated depreciation                         17,886         14,755
                                                         --------       --------
               Total property, plant
                    and equipment                          48,417         44,142
Other assets:
     Intangible assets                                     46,772         39,939
     Net assets held for sale                               3,604          3,604
     Shareholder notes                                      1,775          1,838
     Other                                                  1,474          2,130
                                                         --------       --------
               Total other assets                          53,625         47,511

                                                         --------       --------
Total assets                                             $164,901       $158,441
                                                         ========       ========

                                HAWK CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                        JUNE 30, 1997     DECEMBER 31, 1996
LIABILITIES AND SHAREHOLDERS' EQUITY                     (UNAUDITED)           (NOTE)
                                                        -------------     -----------------
Current liabilities:
     Accounts payable                                      $ 10,087          $  8,194
     Accrued compensation                                     6,189             6,775
     Other accrued expenses                                   3,129             2,405
     Current portion of long-term debt                          791               714
                                                           --------          --------
          Total current liabilities                          20,196            18,088

Long-term liabilities:
     Long-term debt                                         130,543           128,469
     Deferred income taxes                                    4,711             4,090
     Other                                                    1,963             2,004
                                                           --------          --------
          Total long-term liabilities                       137,217           134,563

Detachable stock warrants, subject to put option              4,600             4,600

Shareholders' equity:
     Series A preferred stock, $.01 par
          value and an aggregate liquidation
          value of $1,375,000, plus any accrued
          or unpaid dividends, with 10% cumulative
          dividend (2,625 shares authorized, 1,375
          shares issued and outstanding); Series B
          preferred stock, $.01 par value and an
          aggregate liquidation value of $702,000,
          plus any accrued or unpaid dividends, with
          9% cumulative dividend (702 shares authorized,
          issued and outstanding); Series C preferred
          stock, $.01 par value and an aggregate
          liquidation value of$1,190,000, plus any
          accrued or unpaid dividends with 10%
          cumulative dividend (1,190 shares authorized,
          issued and outstanding)                                 1                 1
     Class A common stock, $.01 par value;
          2,200,000 shares authorized,
          1,443,978 issued and outstanding                       14                14
     Class B common stock, $.01 par value,
          375,000 shares authorized,
          none issued or outstanding
     Additional paid-in capital                               1,964             1,964
     Retained earnings (deficit)                              1,509              (974)
     Other equity adjustments                                  (600)              185
                                                           --------          --------
          Total shareholders' equity                          2,888             1,190
                                                           --------          --------
Total liabilities and shareholders' equity                 $164,901          $158,441
                                                           ========          ========

Note: the balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                                HAWK CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       SIX MONTHS ENDED         THREE MONTHS ENDED
                                    JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                      1997         1996         1997         1996
                                    ---------    ---------    ---------    ---------
Net sales                           $  76,981    $  62,923    $  40,097    $  31,501
Cost of sales                          54,045       46,349       27,677       23,293
                                    ---------    ---------    ---------    ---------
Gross profit                           22,936       16,574       12,420        8,208

Selling, technical and
     administrative expenses            9,447        7,655        4,893        3,986
Amortization of intangibles             1,626        1,583          797          932
Plant consolidation expense                          2,139                     1,539
                                    ---------    ---------    ---------    ---------
Total expenses                         11,073       11,377        5,690        6,457

Income from operations                 11,863        5,197        6,730        1,751

Interest expense                        7,059        4,974        3,380        2,461
Other expense, net                         30           10          280            5
                                    ---------    ---------    ---------    ---------
Income (loss) before income taxes       4,774          213        3,070         (715)

Income taxes                            1,989          422        1,183            6
                                    ---------    ---------    ---------    ---------

Net income (loss)                   $   2,785    $    (209)   $   1,887    $    (721)
                                    =========    =========    =========    =========

Preferred stock
     dividend requirements          $    (160)   $    (163)   $     (80)   $     (82)
Net income (loss) applicable
     to common shareholders         $   2,625    $    (372)   $   1,807    $    (803)
Net income (loss) per share
     applicable to common
     shareholders                   $    1.49    $   (0.21)   $    1.03    $    (.46)
Number of shares
     used to compute
     per share data                 1,760,946    1,760,946    1,760,946    1,760,946


See notes to condensed consolidated financial statements.

                                HAWK CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                                 JUNE 30.
                                                          ---------------------
                                                            1997         1996
                                                          --------      -------
Net cash provided by (used in)
     operating activities                                 $  2,398      $  (966)

Cash flows from investing activities
     Purchase of Hutchinson                                (10,638)
     Purchases of property,
          plant and equipment                               (3,793)      (6,856)
     Payments received on shareholder notes                     63           96
                                                          --------      -------
     Net cash used in investing activities                 (14,368)      (6,760)

Cash flows from financing activities
     (Payments) proceeds from borrowings
          on long-term debt                                   (203)       7,931
     Deferred financing costs                                  112
     Payments of preferred
          stock dividends                                     (160)        (163)
     Other                                                      33          224
                                                          --------      -------
     Net cash (used in) provided
          by financing activities                             (218)       7,992
                                                          --------      -------
Net (decrease) increase in cash
          and cash equivalents                             (12,188)         266

Cash and cash equivalents at beginning of period            25,774          771
                                                          --------      -------
Cash and cash equivalents at end of period                $ 13,586      $ 1,037
                                                          ========      =======


See notes to condensed consolidated financial statements.

                                HAWK CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1997

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Form S-4 (Registration No. 333-18433) for Hawk Corporation (the "Company") for the year ended December 31, 1996.

Net income per share is based on the weighted average number of common shares and common share equivalents (warrants) outstanding during the respective periods. Earnings available to common shareholders includes an adjustment for preferred stock dividends paid during the respective periods.

The Company's principal business is the design, engineering, manufacturing and marketing of friction products and precision-engineered components for aerospace, industrial and other specialty applications.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and also include, effective January 2, 1997, the accounts of Hutchinson Products Corporation. (See Note 3). All significant inter-company accounts and transactions have been eliminated in the accompanying financial statements.

NOTE 2 -- INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The major components of inventories are as follows (dollars in thousands):

                                                 JUNE 30,       DECEMBER 31,
                                                   1997             1996
                                                 --------       ------------
     Raw materials and work-in-process           $ 19,440         $ 17,239
     Finished products                              4,807            4,226
     Inventory reserves                              (925)            (601)
                                                 --------         --------
                                                 $ 23,322         $ 20,864
                                                 ========         ========

NOTE 3 -- ACQUISITION

Effective January 2, 1997, the Company acquired all of the outstanding capital stock of Houghton Acquisition Corporation and merged it into the newly formed Hutchinson Products Corporation (Hutchinson) for (1) $10.6 million in cash; (2) $1.5 million in 8.0% two-year convertible notes; and (3) contingent payments to be made by the Company if Hutchinson meets certain earnings targets. The acquisition has been accounted for as a purchase. The excess of the purchase price over the estimated fair value of the capital stock acquired in the amount of $7.7 million is being amortized over 30 years and is included in intangible assets. The results of operations of Hutchinson are included in the Company's consolidated statements of income since the date of acquisition. Hutchinson's principal business is the production and sale of rotors for use in small horsepower motors and, to a lesser extent, the machining and sale of aluminum extrusions and castings, principally fan spacers used by engine manufacturers and gas nozzles used in gasoline pumping units.

The pro forma unaudited consolidated results of operations for the period ended June 30, 1996 give effect to the above acquisition as though it had occurred on January 1, 1996 and include certain adjustments, such as additional amortization expense as a result of goodwill and deferred financing costs, increased depreciation expense as a result of the write-up of certain machinery and equipment to its fair value and increased interest expense related to debt incurred for the acquisition.

                                 THREE MONTHS ENDED   SIX MONTHS ENDED
                                    JUNE 30, 1996       JUNE 30, 1996
                                 ------------------   ----------------
                                   (IN THOUSANDS)      (IN THOUSANDS)

     Net sales                         $2,155              $4,310
                                       ======              ======
     Net income                        $  137              $  274
                                       ======              ======

Pro forma net sales and net income are not necessarily indicative of the net sales and net income that would have occurred had the acquisition been made at the beginning of the year or the results which may occur in the future.

NOTE 4 -- LONG-TERM DEBT

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

NOTE 5 -- CONTINGENCIES

The Company has wage continuation agreements with two of its officers/shareholders. In the event the officer/shareholder dies or becomes permanently disabled while employed by the Company, each agreement provides for payments to be made annually to the officer/shareholder's spouse based on a compensation formula, until the spouse's death.

NOTE 6 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The overall objective of SFAS is to simplify the calculation of earnings per share (EPS) and achieve comparability with international accounting standards. SFAS No.128 is effective in the fourth quarter ended December 31, 1997 for the Company. Subsequent to the effective date, all prior period EPS amounts are required to be restated to conform to the provisions of Statement 128. The adoption of SFAS No.128 is not anticipated to have a material effect on the Company's financial statements or results of operations.

NOTE 7 -- SUPPLEMENTAL GUARANTOR INFORMATION

As discussed in Note 4, each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis the obligation to pay principal, premium, if any, and interest with respect to the Notes. The Guarantor Subsidiaries are direct, wholly-owned subsidiaries of the Company.

The following supplemental unaudited consolidating condensed financial statements present (in thousands):

     1. Consolidating condensed balance sheets as of June 30, 1997 and December 31, 1996, consolidating condensed statements of income for the three and six-month periods ended June 30, 1997 and 1996 and consolidating condensed statements of cash flows for the six months ended June 30, 1997 and 1996.

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

SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET (UNAUDITED)

                                                                   JUNE 30, 1997
                                     --------------------------------------------------------------------------
                                                      COMBINED       COMBINED
                                                     GUARANTOR     NON-GUARANTOR
                                       PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     ---------      ------------   -------------    ------------   ------------
ASSETS
Current assets:
     Cash and cash
      equivalents                    $  13,426       $      36       $     124                      $  13,586
     Accounts receivable, net              130          16,861           6,517       $    (465)        23,043
     Inventories, net                                   18,710           4,612                         23,322
     Deferred income taxes               1,390           1,093                                          2,483
     Other current assets                   67            (542)            900                            425
                                     ---------       ---------       ---------       ---------      ---------
Total current assets                    15,013          36,158          12,153            (465)        62,859
Other assets:
     Investment in
          subsidiaries                     780           5,640                          (6,420)
     Inter-company
          advances, net                120,630           4,437              21        (125,088)
     Property, plant
          and equipment                                 42,755           5,662                         48,417
     Intangible assets                     242          46,530                                         46,772
     Other                               1,675           4,764             414                          6,853
                                     ---------       ---------       ---------       ---------       --------
Total other assets                     123,327         104,126           6,097        (131,508)       102,042
                                     ---------       ---------       ---------       ---------       --------
Total assets                         $ 138,340       $ 140,284       $  18,250       $(131,973)      $164,901
                                     =========       =========       =========       =========       ========

LIABILITIES AND
     SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                $   6,607       $   3,480                       $ 10,087
     Accrued compensation                                5,146           1,043                          6,189
     Other accrued expenses          $  (2,313)          5,227             215                          3,129
     Current portion of
          long-term debt                                   377             414                            791
                                     ---------       ---------       ---------       ---------       --------
Total current liabilities               (2,313)         17,357           5,152                         20,196
Long-term liabilities:
     Long-term debt                    129,686             215             642                        130,543
     Deferred income taxes               4,090             350             271                          4,711
     Other                                                 953           1,010                          1,963
     Inter-company
          advances, net                                121,100           5,233       $(126,333)
                                     ---------       ---------       ---------       ---------       --------
Total long-term liabilities            133,776         122,618           7,156        (126,333)       137,217
                                     ---------       ---------       ---------       ---------       --------
Total liabilities                      131,463         139,975          12,308        (126,333)       157,413

Detachable stock warrants,
     subject to put option               4,600                                                          4,600
Shareholders' equity                     2,277             309           5,942          (5,640)         2,888
                                     ---------       ---------       ---------       ---------       --------
Total liabilities and
     shareholders' equity            $ 138,340       $ 140,284       $  18,250       $(131,973)      $164,901
                                     =========       =========       =========       =========       ========

SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET (UNAUDITED)

                                                                  DECEMBER 31, 1996
                                      --------------------------------------------------------------------------
                                                       COMBINED       COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                        PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      ---------      ------------   -------------    ------------   ------------
ASSETS
Current assets:
     Cash and
          cash equivalents            $  25,187       $       5       $     582                      $  25,774
     Accounts receivable, net               189          10,884           5,710                         16,783
     Inventories, net                                    16,120           4,744                         20,864
     Deferred income taxes                1,390           1,042                                          2,432
     Other current assets                    67             373             495                            935
                                      ---------       ---------       ---------       ---------      ---------
Total current assets                     26,833          28,424          11,531                         66,788
Other assets:
     Investment in
          subsidiaries                      775           6,457                       $  (7,232)
     Inter-company
          advances, net                 108,607          19,543                        (128,150)
     Property, plant
          and equipment                                  38,394           5,748                         44,142
     Intangible assets                      504          39,435                                         39,939
     Other                                1,838           5,318             416                          7,572
                                      ---------       ---------       ---------       ---------       --------
Total other assets                      111,724         109,147           6,164        (135,382)        91,653
                                      ---------       ---------       ---------       ---------       --------
Total assets                          $ 138,557       $ 137,571       $  17,695       $(135,382)      $158,441
                                      =========       =========       =========       =========       ========
LIABILITIES AND
     SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                 $    (157)      $   5,167       $   3,184                       $  8,194
     Accrued compensation                   100           5,856             819                          6,775
     Other accrued expenses                (719)          2,728             396                          2,405
     Current portion of
          long-term debt                                    289             425                            714
                                      ---------       ---------       ---------       ---------       --------
Total current liabilities                  (776)         14,040           4,824                         18,088

Long-term liabilities:
     Long-term debt                     126,375           1,290             804                        128,469
     Deferred income taxes                2,729           1,057             304                          4,090
     Other                                                1,272             732                          2,004
     Inter-company advances, net          3,532         120,819           4,574       $(128,925)
                                      ---------       ---------       ---------       ---------       --------
Total long-term liabilities             132,636         124,438           6,414        (128,925)       134,563
                                      ---------       ---------       ---------       ---------       --------
Total liabilities                       131,860         138,478          11,238        (128,925)       152,651

Detachable stock warrants,
     subject to put option                4,600                                                          4,600
Shareholders' equity (deficit)            2,097            (907)          6,457          (6,457)         1,190
                                      ---------       ---------       ---------       ---------       --------
Total liabilities and
     shareholders' equity             $ 138,557       $ 137,571       $  17,695       $(135,382)      $158,441
                                      =========       =========       =========       =========       ========

SUPPLEMENTAL CONSOLIDATING CONDENSED INCOME STATEMENT (UNAUDITED)

                                               SIX MONTHS ENDED JUNE 30, 1997
                             --------------------------------------------------------------------
                                           COMBINED      COMBINED
                                          GUARANTOR    NON-GUARANTOR
                              PARENT     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                             --------    ------------  -------------  ------------   ------------
Net sales                                  $ 68,065       $10,478 $       (1,562)     $ 76,981
Cost of sales                                47,199         8,408         (1,562)       54,045
                             --------       -------      --------       --------       -------
Gross profit                                 20,866         2,070                       22,936

Selling, technical
     and administrative
     expenses                                 8,066         1,381                        9,447
Amortization of
     intangibles             $      5         1,591            30                        1,626
                             --------       -------      --------       --------       -------
Total expenses                      5         9,657         1,411                       11,073
                             --------       -------      --------       --------       -------
Income (loss)
     from operations               (5)       11,209           659                       11,863

Interest expense                  326         6,528           205                        7,059
Income from
     equity investees           2,704           343                       (3,047)
Other (income)
     expense, net                (466)          437            59                           30
                             --------       -------      --------       --------       -------
Income before
     income taxes               2,839         4,587           395         (3,047)        4,774
Income taxes                       54         1,883            52                        1,989
                             --------       -------      --------       --------       -------
Net Income                   $  2,785       $ 2,704      $    343       $ (3,047)      $ 2,785
                             ========       =======      ========       ========       =======

SUPPLEMENTAL CONSOLIDATING CONDENSED INCOME STATEMENT (UNAUDITED)

                                               SIX MONTHS ENDED JUNE 30, 1996
                             --------------------------------------------------------------------
                                           COMBINED      COMBINED
                                          GUARANTOR    NON-GUARANTOR
                              PARENT     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                             --------    ------------  -------------  ------------   ------------
Net sales                    $     72      $ 53,517       $ 10,369      $  (1,035)     $ 62,923
Cost of sales                                39,470          7,842           (963)       46,349
                             --------      --------       --------      ---------      --------
Gross profit                       72        14,047          2,527            (72)       16,574

Selling, technical
     and administrative
     expenses                      89         6,683            955            (72)        7,655
Amortization of
     intangibles                              1,582              1                        1,583
Plant consolidation
     expense                                  2,139                                       2,139
                             --------      --------       --------      ---------      --------
Total expenses                     89        10,404            956            (72)       11,377
Income (loss)
     from operations              (17)        3,643          1,571                        5,197
Interest (income)
     expense                     (222)        5,057            139                        4,974
Income (loss) from
     equity investees            (408)          859                          (451)
Other expense, net                  6             4                                          10
                             --------      --------       --------      ---------      --------
Income (loss) before
     income taxes                (209)         (559)         1,432           (451)          213
Income taxes                                   (151)           573                          422
                             --------      --------       --------      ---------      --------
Net income (loss)            $   (209)     $   (408)      $    859      $    (451)        S(209)
                             ========      ========       ========      =========      ========

SUPPLEMENTAL CONSOLIDATING CONDENSED INCOME STATEMENT (UNAUDITED)

                                                   THREE MONTHS ENDED JUNE 30, 1997
                                ----------------------------------------------------------------------
                                               COMBINED      COMBINED
                                              GUARANTOR    NON-GUARANTOR
                                 PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                --------     ------------  --------------  ------------   ------------
Net sales                                      $ 35,244       $  5,466       $   (613)      $ 40,097
Cost of sales                                    23,998          4,292           (613)        27,677
                                --------       --------       --------       --------       --------
Gross profit                                     11,246          1,174                        12,420

Selling, technical
     and administrative
     expenses                                     4,269            624                         4,893
Amortization of
     intangibles                $      3            794                                          797
                                --------       --------       --------       --------       --------
Total expenses                         3          5,063            624                         5,690
Income (loss)
     from operations                  (3)         6,183            550                         6,730
Interest expense                     164          3,107            109                         3,380
Income from
     equity investees              1,872            234                        (2,106)
Other (income)
     expense, net                   (192)           299            173                           280
                                --------       --------       --------       --------       --------
Income before
     income taxes                  1,897          3,011            268         (2,106)         3,070
Income taxes                          10          1,139             34                         1,183
                                --------       --------       --------       --------       --------
Net income                      $  1,887       $  1,872       $    234       $ (2,106)      $  1,887
                                ========       ========       ========       ========       ========

SUPPLEMENTAL CONSOLIDATING CONDENSED INCOME STATEMENT (UNAUDITED)

                                                   THREE MONTHS ENDED JUNE 30, 1996
                                ----------------------------------------------------------------------
                                               COMBINED      COMBINED
                                              GUARANTOR    NON-GUARANTOR
                                 PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                --------     ------------  --------------  ------------   ------------
Net sales                       $     36       $ 26,713       $  5,200       $   (448)      $ 31,501
Cost of sales                                    19,809          3,896           (412)        23,293
                                --------       --------       --------       --------       --------
Gross profit                          36          6,904          1,304            (36)         8,208

Selling, technical
     and administrative
     expenses                        129          3,402            491            (36)         3,986
Amortization of
     intangibles                                    932                                          932
Plant consolidation
     expense                                      1,539                                        1,539
                                --------       --------       --------       --------       --------
Total expenses                       129          5,873            491            (36)         6,457
Income (loss)
     from operations                 (93)         1,031            813                         1,751
Interest (income)
     expense                        (156)         2,534             83                         2,461
Income (loss)
     from equity investees          (781)           438                           343
Other expense, net                     3              2                                            5
                                --------       --------       --------       --------       --------
Income (loss)
     before income taxes            (721)        (1,067)           730            343           (715)
Income taxes                                       (286)           292                             6
                                --------       --------       --------       --------       --------
Net income (loss)               $   (721)      $   (781)      $    438       $    343       $   (721)
                                ========       ========       ========       ========       ========

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                   SIX MONTHS ENDED JUNE 30, 1997
                                  ----------------------------------------------------------------------
                                                 COMBINED      COMBINED
                                                GUARANTOR    NON-GUARANTOR
                                   PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                  --------     ------------  -------------   ------------   ------------
Net cash provided
     by operating
     activities                   $    264       $  1,195       $   939                      $  2,398
Cash flows from
     investing
     activities:
  Purchase of Hutchinson           (10,638)                                                   (10,638)
  Purchase of property,
     plant and equipment                           (3,208)         (585)                       (3,793)
  Payments received on
     shareholder loans                  63                                                         63
                                  --------       --------       -------       --------        -------
Net cash used in
     investing activities          (10,575)        (3,208)         (585)                      (14,368)

Cash flows from
     financing activities:
  (Payments) proceeds on
     long-term debt                 (1,283)         1,892          (812)                         (203)
   Deferred financing
          costs                         (7)           119                                         112
   Payment of preferred
          stock dividend              (160)                                                      (160)
   Other                                               33                                          33
                                  --------       --------       -------       --------        -------
Net cash (used in) provided
     by financing activities        (1,450)         2,044          (812)                         (218)
                                  --------       --------       -------       --------        -------

Net (decrease) increase
     in cash and
     cash equivalents              (11,761)            31          (458)                      (12,188)

Cash and cash equivalents
     at beginning of period         25,187              5           582                        25,774
                                  --------       --------       -------       --------        -------

Cash and cash equivalents
     at end of period             $ 13,426       $     36       $   124                      $ 13,586
                                  ========       ========       =======       ========        =======

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                    SIX MONTHS ENDED JUNE 30, 1996
                                   ----------------------------------------------------------------------
                                                  COMBINED      COMBINED
                                                 GUARANTOR    NON-GUARANTOR
                                    PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                    -------     ------------  -------------   ------------   ------------
Net cash (used in)
     provided by
     operating activities           $ 2,336       $(3,484)      $   182                        $  (966)

Cash flows from
     investing activities:
          Purchase of
               property,
               plant and
               equipment                           (5,811)       (1,045)                       (6,856)
          Other                          96                                                        96
                                    -------       -------       -------       -------         -------
Net cash provided by (used in)
     investing activities                96        (5,811)       (1,045)                       (6,760)

Cash flows from
     financing activities:

     Proceeds (payments) from
          borrowings of
          long-term debt             (2,239)        8,993         1,177                         7,931
     Payment of preferred
          stock dividend               (163)                                                     (163)
     Other                                            224                                         224
                                    -------       -------       -------       -------         -------
Net cash provided
      by (used in) financing
      activities                     (2,402)        9,217         1,177                         7,992
                                    -------       -------       -------       -------         -------

Net increase (decrease)
     in cash and cash
     equivalents                         30           (78)          314                           266

Cash and cash equivalents
     at beginning of period             408            78           285                           771
                                    -------       -------       -------       -------         -------

Cash and cash equivalents
        at end of period            $   438       $     0       $   599                       $ 1,037
                                    =======       =======       =======       =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this report.

GENERAL

Hawk designs, engineers, manufactures and markets friction products (77.4% of sales in the first six months of 1997) and precision-engineered components (22.6%). The Company is a leading worldwide supplier of friction products for brakes, clutches and transmissions used in aerospace, industrial and specialty applications. The Company is also a leading supplier of precision engineered components primarily made from powder metals, including pump elements, gears, transmission plates, pistons and anti-lock brake sensor rings, used in industrial applications. The Company focuses on manufacturing products requiring sophisticated engineering and production techniques for applications in aerospace and specialty industrial markets where it has achieved a major market position.

Since 1989, Hawk has pursued a strategic plan of fostering growth by making complementary acquisitions and broadening its customer base. All of Hawk's acquisitions were accounted for under the purchase method of accounting, with the purchase price allocated to the estimated fair market value of the assets acquired and liabilities assumed. In the acquisitions, any excess of the purchase price paid over the estimated fair value of the net assets acquired was allocated to goodwill, which resulted in approximately $29.7 million of goodwill reflected on the June 30, 1997 balance sheet. The annual amortization of goodwill will result in non-cash charges to future operations of approximately $1.5 million per year (of which the majority of such amortization is deductible for tax purposes) based on amortization periods ranging from 15 to 40 years.

RECENT EVENTS

On August 1, 1997, Sinterloy Corporation ("Sinterloy"), a recently incorporated subsidiary of the Company, acquired substantially all the assets of Sinterloy, Inc. ("Old Sinterloy"), a privately-held Illinois corporation, and assumed certain of Old Sinterloy's liabilities. The Company paid Old Sinterloy $15.0 million, subject to adjustment based on Old Sinterloy's net equity at closing. Sinterloy, located in Solon Mills, Illinois, is a powder metal component manufacturer primarily serving the business equipment and automotive replacement markets. Sinterloy has annual revenues of approximately $15.0 million. Old Sinterloy was founded in 1969 and purchased by Robert G. Sierks in 1988. Mr. Sierks will serve as President of Sinterloy.

SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

Net Sales
---------

Net sales increased $8.6 million or 27.3% to $40.1 million in the second quarter of 1997 from $31.5 million in the comparable quarter of 1996.

The increase in net sales reflects the impact of the Hutchinson acquisition, as well as increased sales in friction products and precision-engineered components. Sales of friction products increased $4.0 million or 16.7% to $28.0 million in the second quarter of 1997 from $24.0 million in the comparable quarter of 1996. The growth was driven by strong demand in the aerospace, construction and agricultural markets. Sales of precision engineered components, exclusive of Hutchinson, increased $1.9 million or 37.3% to $7.0 million in the second quarter of 1997 from $5.1 million in the comparable quarter of 1996. The increase was attributable to the addition of a new customer in the truck market, as well as increased demand in the fluid power markets served by the Company.

Gross Profit
------------

Gross profit increased $4.2 million or 51.3% to $12.4 million in the second quarter of 1997 from $8.2 million in the comparable quarter of 1996. The gross profit margin increased to 31.0% in the second quarter of 1997 from 26.1% in the comparable period in 1996. The increase is attributable to cost savings, a result of the closing of one of the Company's manufacturing facilities during 1996 and the consolidation of its operations into an existing Company facility and increased sales from the Company's higher margin aerospace friction products.

Selling, Technical and Administrative Expenses
----------------------------------------------

Selling, technical and administrative ("ST&A") expenses increased $0.9 million or 22.8% to $4.9 million in the second quarter of 1997 compared to the comparable quarter of 1996. As a percentage of sales, ST&A expenses decreased to 12.2% of sales in the second quarter of 1997 compared to 12.7% in the comparable quarter of 1996, primarily as a result of increased sales volumes covering the additional administrative overhead and personnel costs.

Plant Consolidation Expense
---------------------------

All costs associated with the closure and consolidation of a manufacturing facility were incurred in 1996.

Income from Operations
----------------------

Income from operations increased by $5.0 million or 284.4% to $6.7 million in the second quarter of 1997, as compared to the comparable quarter of 1996. Income from operations as a percent of net sales increased to 16.8% in the second quarter of 1997 from 5.6% in the comparable quarter of 1996, reflecting cost savings from the closed facility, product mix and margin improvement.

Interest Expense
----------------

Interest expense increased $0.9 million or 37.3% to $3.4 million in the second quarter of 1997 from the comparable quarter of 1996. The increase is attributable to higher debt levels, a result of the issuance of the Senior Notes in the fourth quarter of 1996.

Income Taxes
------------

The provision for income taxes increased to $1.2 million in the second quarter of 1997, reflecting the increase in pre-tax income.

Net Income
----------

As a result of the factors noted above, net income increased $2.6 million to $1.9 million in the second quarter of 1997 as compared to a loss of $0.7 million in the second quarter of 1996.

FIRST SIX MONTHS OF 1997 COMPARED TO FIRST SIX MONTHS OF 1996

Net Sales
---------

Net sales increased by $14.1 million or 22.3% to $77.0 million during the first six months of 1997 from $62.9 million during the first six months of 1996. The net sales increase in the first six months of 1997 was attributable to the acquisition of Hutchinson and strong customer demand in all product lines served by the Company.

Gross Profit
------------

Gross profit increased $6.3 million to $22.9 million during the first six months of 1997, a 38.0% increase over gross profit of $16.6 million during the first six months of 1996. The gross profit margin increased to 29.8% during the first six months of 1997 from 26.3% during the comparable period in 1996. The increase is attributable to cost savings, a result of the closing of one of the Company's manufacturing facilities during 1996 and the consolidation of its operations into an existing Company facility and increased sales from the Company's higher margin aerospace friction products.

Selling, Technical and Administrative Expenses
----------------------------------------------

Selling, technical and administrative ("ST&A") expenses increased $1.8 million or 23.4% to $9.4 million during the first six months of 1997 compared to the comparable period in 1996. ST&A increased to 12.3% of sales during the first six months of 1997 from 12.2% during the comparable period of 1996.

Plant Consolidation Expense
---------------------------

For the first six months of 1997 there were no plant consolidation expenses, compared to $2.1 million during the first six months of 1996. The closure and consolidation of the facility took place in 1996.

Income from Operations
----------------------

Income from operations increased by $6.7 million or 128.3% to $11.9 million, compared to the comparable period of 1996. Income from operations as a percent of net sales increased to 15.4% in the first six months of 1997 from 8.3% in the comparable six month period of 1996, reflecting cost savings from the closed facility, increased sales activity, product mix and margin improvement.

Interest Expense
----------------

Interest expense increased $2.1 million or 42.0% to $7.1 million in the first six months of 1997 from the comparable six month period in 1996. The increase is attributable to higher debt levels, a result of the issuance of the Senior Notes in the fourth quarter of 1996.

Income Taxes
------------

The provision for income taxes increased to $2.0 million in the first six months of 1997 from $0.4 million in the comparable period in 1996, reflecting the increase in pre-tax income.

Net Income
----------

As a result of the factors noted above, net income increased $3.0 million to $2.8 million in the first six months of 1997 from a loss of $0.2 million in the comparable period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the recent acquisitions by the Company and the issuance of the Senior Notes, the Company has, and will continue to have, substantial indebtedness. The Company will therefore be required to use a substantial portion of its cash flow from operations for the payment of interest expense on indebtedness.

The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its $25.0 million Revolving Credit Facility (subject to a borrowing base of a portion of the eligible accounts receivable and inventory). As of June 30, 1997, there are no amounts outstanding under the Revolving Credit Facility.

As of June 30, 1997 the Company was in compliance with the terms of its indebtedness.

Net cash from operating activities was $2.4 million for the six month period ended June 30, 1997 as compared to net cash used of $1.0 million in the comparable period of 1996. The $3.0 million increase in net income, non-cash charges and an improved working capital position at June 30, 1997 accounted for the increased operating cash flow.

Net cash used in investing activities was $14.4 million and $6.8 million for the six month periods ending June 30, 1997 and 1996, respectively. The cash used in investing activities consisted of $10.6 million attributable to the acquisition of Hutchinson and $3.8 million for the purchases of property, plant and equipment. In the comparable period of 1996, cash used in investing activities consisted primarily of capital expenditures.

Net cash used in financing activities was $0.2 million for the six month period of 1997 used primarily for payment of capital lease obligations of the Company. In the comparable six month period of 1996 net cash provided by financing activities of $8.0 was primarily attributable to an increase in borrowing under the Company's previous credit facilities.

The primary uses of capital by the Company are (1) to pay interest on, and to repay principal of; indebtedness, (2) for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product development, and (3) making additional strategic acquisitions of complementary businesses.

The Company believes that cash flow from operating activities and additional funds available under the Revolving Credit Facility will be sufficient to meet its currently anticipated operating and capital expenditure requirements and service its indebtedness for the next 12 months.

FORWARD LOOKING STATEMENTS

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets and growth in existing markets, are forward looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to (1) the Company's substantial leverage, which requires significant cash flows to service debt, reducing funds for operations and other business opportunities and increasing the Company's vulnerability to competition and to adverse general economic and industry conditions; (2) the ability of the Company to continue to meet the terms of the Company's credit facilities which contain a number of significant financial covenants and other restrictions; (3) the Company's reliance on significant customers; (4) supplies and prices of raw materials used by the Company; (5) whether the Company's aerospace friction products will be able to continue to meet stringent Federal Aviation Administration criteria and testing requirements; (6) whether the Company will be able to successfully integrate Hutchinson and Sinterloy into its operations; and (7) the Company's continued expansion into international markets, with all the risks inherent in doing business internationally, including unexpected changes in regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, potential instability, fluctuation in currency exchange rates and potential adverse tax consequences. Any investor or potential investor in the Company must consider these risks and others that are detailed in the Company's Form S-4 (333-18433).

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various lawsuits arising in the ordinary course of business. In the Company's opinion, the outcome of these matters is not anticipated to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the stockholders of the Registrant held on May 29, 1997, the board of directors of the Registrant, as previously reported to the Commission, was re-elected in its entirety.

ITEM 5. OTHER INFORMATION

On August 1, 1997, Sinterloy Corporation ("Sinterloy"), a recently incorporated subsidiary of the Company, acquired substantially all the assets of Sinterloy, Inc. ("Old Sinterloy"), a privately-held Illinois corporation, and assumed certain of Old Sinterloy's liabilities. The Company paid Old Sinterloy $15.0 million, subject to adjustment based on Old Sinterloy's net equity at closing. Sinterloy, located in Solon Mills, Illinois, is a powder metal component manufacturer primarily serving the business equipment and automotive replacement markets. Sinterloy has annual revenues of approximately $15.0 million. Old Sinterloy was founded in 1969 and purchased by Robert G. Sierks in 1988. Mr. Sierks will serve as President of Sinterloy.

Sinterloy is a guarantor of the Senior Notes, and is a party to the Revolving Credit Facility and will become a guarantor to the Senior Subordinated Notes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits:
              --------

              10.29  Lease dated August 1, 1997 between Robert Sierks, Trustee and Sinterloy Corporation
              10.30  Assumption and Joinder Agreement dated August 1, 1997 between Sinterloy Corporation and BT Commercial Corporation
              10.31  $25 million Substituted and Restated Revolving Note payable to BT Commercial Corporation, as agent
              27     Financial Data Schedule

       (b)    Reports on Form 8-K:

              There were no reports on Form 8-K for the three months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 1997                          HAWK CORPORATION

                                        By:   /s/ Ronald E. Weinberg
                                           ------------------------------------
                                              Ronald E. Weinberg, Vice-Chairman
                                              of the Board and Treasurer

                                        By:  /s/ Thomas A. Gilbride
                                           ------------------------------------
                                           Thomas A. Glibride, Vice President-
                                           Finance (Chief Accounting Officer)