Form 10-Q
period 1997-09-30
HAWK CORP
filed 1997-11-14
CIK 849240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED
                               SEPTEMBER 30, 1997

                        COMMISSION FILE NUMBER 333-18433

                                HAWK CORPORATION
                                ----------------
             (Exact name of Registrant as specified in its charter)

        Delaware                                        34-1608156
        --------                                        ----------
(State of incorporation)                    (I.R.S. Employer Identification No.)

             200 Public Square, Suite 30-5000, Cleveland, Ohio 44114
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (216) 861-3553
                                 --------------
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

                                      INDEX
                                                                                              PAGE
                                                                                              ----
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements
     (Unaudited)                                                                                3

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                20


PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings                                                            24

          Item 6. Exhibits and Reports on Form 8-K                                             24


SIGNATURES                                                                                     25

PART I.           FINANCIAL INFORMATION

ITEM I.           FINANCIAL STATEMENTS (UNAUDITED)


                                HAWK CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                              SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                                 (UNAUDITED)              (NOTE)
                                                 -----------              ------

ASSETS

Current assets:
   Cash and cash equivalents                     $  3,629                 $ 25,774
   Accounts receivable, less allowance of $216
   and $182, respectively                          24,962                   16,783
   Inventories                                     22,567                   20,864
   Deferred income taxes                            1,983                    2,432
   Other current assets                             1,703                      935
                                                 --------                 --------
       Total current assets                        54,844                   66,788

Property, plant and equipment:
   Land                                             1,218                    1,080
   Buildings and improvements                      10,283                    7,615
   Machinery and equipment                         57,012                   45,766
   Furniture and fixtures                           1,988                    1,611
   Construction in progress                           808                    2,825
                                                 --------                 --------
                                                   71,309                   58,897
   Less accumulated depreciation                   19,346                   14,755
                                                 --------                 --------
       Total property, plant and equipment         51,963                   44,142

Other assets:
   Intangible assets                               56,569                   39,939
   Net assets held for sale                         3,604                    3,604
   Shareholder notes                                1,675                    1,838
   Other                                            2,260                    2,130
                                                 --------                 --------
       Total other assets                          64,108                   47,511
                                                 --------                 --------
Total assets                                     $170,915                 $158,441
                                                 ========                 ========


                                HAWK CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                             SEPTEMBER 30, 1997           DECEMBER 31, 1996
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                   (UNAUDITED)                   (NOTE)
                                                                                 -----------                   ------

Current liabilities:
   Accounts payable                                                              $     11,878            $      8,194
   Accrued compensation                                                                 7,206                   6,775
   Other accrued expenses                                                               4,342                   2,405
   Current portion of long-term debt                                                      822                     714
                                                                                 ------------            ------------
       Total current liabilities                                                       24,248                  18,088

Long-term liabilities:
   Long-term debt                                                                     130,474                 128,469
   Deferred income taxes                                                                6,283                   4,090
   Other                                                                                2,058                   2,004
                                                                                 ------------            ------------
       Total long-term liabilities                                                    138,815                 134,563

Detachable stock warrants, subject to put option                                        9,300                   4,600

Shareholders' equity (deficit):
   Series A preferred stock, $.01 par value and an aggregate liquidation value of $1,375,000, plus any accrued and unpaid dividends, with 10% cumulative dividend (2,625 shares authorized, 1,375 shares issued and outstanding);
     Series B preferred stock, $.01 par value and an aggregate liquidation value of $702,000, plus any accrued and unpaid dividends, with 9% cumulative dividend (702 shares authorized, issued and outstanding); Series C preferred stock, $.01 par value and an aggregate liquidation value of
     $1,190,000, plus any accrued and unpaid dividends with 10% cumulative dividend (1,190 shares authorized,
     issued and outstanding)                                                                1                       1
   Class A common stock, $.01 par value; 2,200,000
     shares authorized, 1,443,978 issued and outstanding                                   14                      14
   Class B common stock, $.01 par value, 375,000 shares
     authorized, none issued or outstanding
   Additional paid-in capital                                                           1,964                   1,964
   Retained earnings (deficit)                                                         (2,653)                   (974)
   Other equity adjustments                                                              (774)                    185
                                                                                 -------------           ------------
       Total shareholders' equity (deficit)                                            (1,448)                  1,190

Total liabilities and shareholders' equity (deficit)                             $    170,915            $    158,441
                                                                                 ============            ============


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

                                HAWK CORPORATION
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      NINE MONTHS ENDED                              THREE MONTHS ENDED
                                          SEPTEMBER 30, 1997     SEPTEMBER 30, 1996      SEPTEMBER 30, 1997     SEPTEMBER 30, 1996
                                          ------------------     ------------------      ------------------     ------------------

Net sales                                   $      116,362        $         93,672          $        39,381        $      30,749
Cost of sales                                       82,940                  69,023                   28,895               22,674
                                            --------------        ----------------          ---------------        -------------
Gross profit                                        33,422                  24,649                   10,486                8,075

Selling, technical and administrative expenses      14,241                  11,612                    4,794                3,957
Amortization of intangibles                          2,575                   2,408                      949                  825
Plant consolidation expense                             50                   3,749                       50                1,610
                                            --------------        ----------------          ---------------        -------------
Total expenses                                      16,866                  17,769                    5,793                6,392

Income from operations                              16,556                   6,880                    4,693                1,683

Interest expense                                    10,639                   7,321                    3,580                2,347
Other expense, net                                     122                      55                       92                   45
                                            --------------        ----------------          ---------------        -------------
Income (loss) before income taxes                    5,795                    (496)                   1,021                 (709)

Income taxes                                         2,534                     863                      545                  441
                                            --------------        ----------------          ---------------        -------------

Net income (loss)                           $        3,261        $         (1,359)         $           476        $      (1,150)
                                            ==============        =================         ===============        ==============

Preferred stock dividend requirements       $         (240)       $           (170)         $           (80)       $          (7)
Net income (loss) applicable to
   common shareholders                      $        3,021        $         (1,529)         $           396        $      (1,157)
Net income (loss) per share applicable to
   common shareholders                      $         1.72        $           (.87)         $           .22        $       (.66)
Number of shares
   used to compute per share data                1,760,946               1,760,946                1,760,946            1,760,946


See notes to condensed consolidated financial statements.

                                HAWK CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                      ----------------------------
                                                                                      1997                    1996
                                                                                      ----                    ----

Cash flows from operating activities:
   Net income (loss)                                                             $      3,261            $     (1,359)
   Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
       Depreciation and amortization                                                    7,166                   6,688
       Accretion of discount on debt                                                      487                     488
       Deferred income taxes                                                            2,343
       Minority interest
       Extraordinary item, net of tax
   Changes in operating assets and liabilities, net of acquired assets:
       Accounts receivable                                                             (5,319)                 (1,208)
       Inventories                                                                       (865)                   (241)
       Other assets                                                                      (925)                 (1,126)
       Accounts payable                                                                 2,800                     350
       Other liabilities                                                                1,248                    (805)
                                                                                 ------------            ------------
Net cash provided by operating activities                                        $     10,196            $      2,787
Cash flows from investing activities
   Purchase of Hutchinson Foundry Products Company                                    (10,639)
   Purchase of Sinterloy, Inc.                                                        (15,449)
   Purchases of property, plant and equipment                                          (4,798)                 (7,669)
   Loans to shareholders
   Payments received on shareholder notes                                                 163                     162
                                                                                 ------------            ------------
   Net cash used in investing activities                                              (30,723)                 (7,507)
Cash flows from financing activities
   Proceeds from borrowings on long-term debt                                                                   5,317
   Payments on long-term debt                                                            (783)
   Deferred financing costs                                                              (565)                    417
   Payments of preferred stock dividends                                                 (240)                   (170)
   Other                                                                                  (30)                    279
                                                                                 -------------           ------------
   Net cash (used in) provided by financing activities                                 (1,618)                  5,843
                                                                                 -------------           ------------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                                   (22,145)                  1,123
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                                 25,774                     771
                                                                                 ------------            ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $      3,629            $      1,894
                                                                                 ============            ============

See notes to condensed consolidated financial statements.

                                HAWK CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Form S-4 (Registration No. 333-18433) for Hawk Corporation (the "Company") for the year ended December 31, 1996.

Net income per share is based on the weighted average number of common shares and common share equivalents (warrants) outstanding during the respective periods. Earnings available to common shareholders includes an adjustment for preferred stock dividends paid during the respective periods.

The Company designs, engineers, manufactures and markets specialized components, principally made from powder metals, used in a wide variety of aerospace, industrial and commercial applications.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and also include, effective January 2, 1997, the accounts of Hutchinson Products Corporation and effective August 1, 1997, the accounts of Sinterloy Corporation (See Note 3). All significant inter-company accounts and transactions have been eliminated in the accompanying financial statements.


NOTE 2 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The major components of inventories are as follows (dollars in thousands):


                                                                   SEPTEMBER 30,         DECEMBER 31,
                                                                       1997                  1996
                                                                       ----                  ----

                  Raw materials and work-in-process                $   19,007            $   17,239
                  Finished products                                     4,465                 4,226
                  Inventory reserves                                     (905)                 (601)
                                                                   -----------           ----------
                                                                   $   22,567            $   20,864
                                                                   ==========            ==========

NOTE 3 - ACQUISITIONS

Effective January 2, 1997, the Company acquired all of the outstanding capital stock of Houghton Acquisition Corporation and merged it into the newly formed Hutchinson Products Corporation (Hutchinson) for (1) $10.6 million in cash; (2) $1.5 million in 8.0% two-year convertible notes; and (3) contingent payments to be made by the Company if Hutchinson meets certain earnings targets. The acquisition has been accounted for as a purchase. The excess of the purchase price over the estimated fair value of the capital stock acquired in the amount of $7.7 million is being amortized over 30 years and is included in intangible assets. The results of operations of Hutchinson are included in the Company's consolidated statements of income since the date of acquisition. Hutchinson's principal business is the production and sale of die cast aluminum rotors which are used in subfractional electric motors and, to a lesser extent, the manufacture and sale of extruded aluminum fan spacers used in commercial diesel engines and precision metal castings used in hand power tools and gasoline pumping units.

On August 1, 1997 the Company, through a wholly owned subsidiary, acquired substantially all of the assets (except cash) and assumed certain liabilities of Sinterloy, Inc. for $15.4 million in cash, subject to a dollar for dollar adjustment based on the adjusted net equity position of Sinterloy at closing compared to the net equity position of Sinterloy at December 31, 1996. As of September 30, 1997, the closing adjustment has not been determined. The results of operations of Sinterloy Corporation (Sinterloy) are included in the Company's consolidated statements of income since the date of acquisition. Sinterloy's principal business is the production of powder metal components used primarily in the business equipment market.

The following pro forma unaudited consolidated results of operations for the period ended September 30, 1996 give effect to the above acquisitions as though they had occurred on January 1, 1996 and include certain adjustments, such as additional amortization expense as a result of goodwill and deferred financing costs, increased depreciation expense as a result of the write-up of certain machinery and equipment to its fair value and increased interest expense related to debt incurred for the acquisition.


                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30, 1996            SEPTEMBER 30, 1996
                                                ------------------            ------------------
                                                                 (IN THOUSANDS)

                  Net sales                        $    35,803                    $   108,834
                                                   ===========                    ===========

                  Net loss                         $       866                    $       506
                                                   ===========                    ===========


Pro forma net sales and net loss are not necessarily indicative of the net sales and net loss that would have occurred had the acquisition been made at the beginning of the year or the results which may occur in the future.

NOTE 4 - LONG-TERM DEBT

In November 1996, the Company issued $100,000,000 in Senior Notes due on December 1, 2003, unless previously redeemed, at the Company's option, in accordance with the terms of the Notes. Interest is payable semi-annually on June 1 and December 1 of each year commencing June 1, 1997, at a fixed rate of 10.25%. Substantially all of the Senior Notes were exchanged for the Exchange Notes on April 21, 1997. The terms of the Exchange Notes are identical in all material respects to the terms of the Senior Notes, except that the Exchange Notes are freely transferable with certain limited exceptions by their holders. The Exchange Notes are fully and unconditionally guaranteed on a joint and several basis by each of the direct or indirect wholly-owned domestic subsidiaries of the Company (Guarantor Subsidiaries). The Exchange Notes and the Senior Notes are hereinafter collectively referred to as the "Senior Notes." (See Note 8).


NOTE 5 - DETACHABLE STOCK WARRANTS, SUBJECT TO PUT OPTION

On June 30, 1995, the Company issued $30.0 million aggregate principal amount of 12% senior subordinated notes with detachable warrants to purchase Class B Common Stock. The holders of the warrants have the right to put the warrants back to the Company for cash, at prices based on the carrying value of the Company at the date of put as determined by an independent third party beginning in the year 2001. For financial reporting purposes, the carrying value of the warrants, including the put option, was adjusted to $9.3 million as of September 30, 1997 ($4.6 million as of December 31, 1996), based upon management's assumptions applied to discounted projected future earnings of the Company. The increase in the carrying value of the detachable stock warrants at September 30, 1997 was reported as a charge to retained earnings as of that date.

NOTE 6 - CONTINGENCIES

The Company has wage continuation agreements with two of its officers/shareholders. In the event the officer/shareholder dies or becomes permanently disabled while employed by the Company, each agreement provides for payments to be made annually to the officer/shareholder's spouse based on a compensation formula, until the spouse's death.


NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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


NOTE 8 - SUPPLEMENTAL GUARANTOR INFORMATION

As discussed in Note 4, each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest with respect to the Notes. The Guarantor Subsidiaries are direct, wholly-owned subsidiaries of the Company.

The following supplemental unaudited consolidating condensed financial statements present (in thousands):

         1. Consolidating condensed balance sheets as of September 30, 1997 and December 31, 1996, consolidating condensed statements of income for the three and nine-month periods ended September 30, 1997 and 1996 and consolidating condensed statements of cash flows for the nine months ended September 30, 1997 and 1996.

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

SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET (UNAUDITED)


                                                                         SEPTEMBER 30, 1997
                                      -------------------------------------------------------------------------------------
                                                          COMBINED            COMBINED
                                                          GUARANTOR         NON-GUARANTOR
                                         PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS        CONSOLIDATED
                                         ------         ------------        ------------     ------------        ------------

ASSETS
------
Current assets:
  Cash and cash equivalents           $     3,540      $        40         $        49                          $     3,629
  Accounts receivable, net                     67           18,703               6,576         $      (384)          24,962
  Inventories, net                                          17,801               4,766                               22,567
  Deferred income taxes                       890            1,093                                                    1,983
  Other current assets                        142              614                 947                                1,703
                                      -----------      -----------         -----------         -----------      -----------
Total current assets                        4,639           38,251              12,338                (384)          54,844
Other assets:
  Investment in subsidiaries                  790            5,765                                  (6,555)
  Inter-company advances, net             132,535            1,463                   9            (134,007)
  Property, plant and equipment                             46,385               5,578                               51,963
  Intangible assets                           233           56,336                                                   56,569
  Other                                     1,675            7,180                 459              (1,775)           7,539
                                      -----------      -----------         -----------         ------------     -----------
Total other assets                        135,233          117,129               6,046            (142,337)         116,071
                                      -----------      -----------         -----------         ------------     -----------
Total assets                          $   139,872      $   155,380         $    18,384         $  (142,721)     $   170,915
                                      ===========      ===========         ===========         ============     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                     $     7,982         $     3,896                          $    11,878
  Accrued compensation                $        64            6,278                 864                                7,206
  Other accrued expenses                   (2,586)           7,242                  70         $      (384)           4,342
  Current portion of long-term debt                            402                 420                                  822
                                   --------------      -----------         -----------         -----------      -----------
Total current liabilities                  (2,522)          21,904               5,250                (384)          24,248
Long-term liabilities:
  Long-term debt                          126,862            3,612                                                  130,474
  Deferred income taxes                     5,596              350                 337                                6,283
  Other                                                        484               1,574                                2,058
  Inter-company advances, net               2,986          127,338               5,458            (135,782)
                                      -----------      -----------         -----------         ------------    ------------
Total long-term liabilities               135,444          131,784               7,369            (135,782)         138,815
                                      -----------      -----------         -----------         ------------     -----------
Total liabilities                         132,922          153,688              12,619            (136,166)         163,063

Detachable stock warrants,
  subject to put option                     9,300                                                                     9,300
Shareholders' equity (deficit)             (2,350)           1,692               5,765              (6,555)          (1,448)
                                      ------------     -----------         -----------         ------------     ------------
Total liabilities and
  shareholders' equity (deficit)      $   139,872      $   155,380         $    18,384         $  (142,721)     $   170,915
                                      ===========      ===========         ===========         ============     ===========

SUPPLEMENTAL CONSOLIDATING CONDENSED BALANCE SHEET (UNAUDITED)


                                                                          DECEMBER 31, 1996
                                      -------------------------------------------------------------------------------------
                                                          COMBINED            COMBINED
                                                          GUARANTOR         NON-GUARANTOR
                                         PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS        CONSOLIDATED
                                         ------         ------------        ------------     ------------        ------------

ASSETS
Current assets:
  Cash and cash equivalents           $    25,187      $         5         $       582                          $    25,774
  Accounts receivable, net                    189           10,884               5,710                               16,783
  Inventories, net                                          16,120               4,744                               20,864
  Deferred income taxes                     1,390            1,042                                                    2,432
  Other current assets                         67              373                 495                                  935
                                      -----------      -----------         -----------         -----------      -----------
Total current assets                       26,833           28,424              11,531                               66,788
Other assets:
  Investment in subsidiaries                  775            6,457                             $    (7,232)
  Inter-company advances, net             108,607           19,543                                (128,150)
  Property, plant and equipment                             38,394               5,748                               44,142
  Intangible assets                           504           39,435                                                   39,939
  Other                                     1,838            5,318                 416                                7,572
                                      -----------      -----------         -----------         -----------      -----------
Total other assets                        111,724          109,147               6,164            (135,382)          91,653
                                      -----------      -----------         -----------         ------------     -----------

                                      -----------      -----------         -----------         ------------     -----------
Total assets                          $   138,557      $   137,571         $    17,695         $  (135,382)     $   158,441
                                      ===========      ===========         ===========         ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                    $      (157)     $     5,167         $     3,184                          $     8,194
  Accrued compensation                        100            5,856                 819                                6,775
  Other accrued expenses                     (719)           2,728                 396                                2,405
  Current portion of long-term debt                            289                 425                                  714
                                      -----------      -----------         -----------         -----------      -----------
Total current liabilities                    (776)          14,040               4,824                               18,088

Long-term liabilities:
  Long-term debt                          126,375            1,290                 804                              128,469
  Deferred income taxes                     2,729            1,057                 304                                4,090
  Other                                                      1,272                 732                                2,004
  Inter-company advances, net               3,532          120,819               4,574         $  (128,925)
                                      -----------      -----------         -----------         -----------
Total long-term liabilities               132,636          124,438               6,414            (128,925)         134,563
                                      -----------      -----------         -----------         ------------     -----------
Total liabilities                         131,860          138,478              11,238            (128,925)         152,651

Detachable stock warrants,
  subject to put option                     4,600                                                                     4,600
Shareholders' equity (deficit)              2,097             (907)              6,457              (6,457)           1,190
                                      -----------      ------------        -----------         ------------     -----------

                                      -----------      -----------         -----------         ------------     -----------
Total liabilities and
  shareholders' equity                $   138,557      $   137,571         $    17,695         $  (135,382)     $   158,441
                                      ===========      ===========         ===========         ===========      ===========

SUPPLEMENTAL CONSOLIDATING CONDENSED INCOME STATEMENT (UNAUDITED)


                                                                NINE MONTHS ENDED SEPTEMBER 30, 1997
                                      -------------------------------------------------------------------------------------
                                                          COMBINED            COMBINED
                                                          GUARANTOR         NON-GUARANTOR
                                         PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS        CONSOLIDATED
                                         ------         ------------        ------------     ------------        ------------

Net sales                                              $   101,113         $    15,249                          $   116,362
Cost of sales                                               70,609              12,331                               82,940
                                      -----------      -----------         -----------         -----------      -----------
Gross profit                                                30,504               2,918                               33,422

Selling, technical and
    administrative expenses                                 12,053               2,188                               14,241
Amortization of intangibles           $         8            2,528                  39                                2,575
Plant consolidation expense                                     50                                                       50
                                      -----------      -----------         -----------         -----------      -----------
Total expenses                                  8           14,631               2,227                               16,866
                                      -----------      -----------         -----------         -----------      -----------
Income (loss) from operations                  (8)          15,873                 691                               16,556

Interest expense                              487            9,830                 322                               10,639
Income from equity investees                3,173              285                             $    (3,458)
Other (income) expense, net                  (635)             757                                                      122
                                      ------------     -----------         -----------         -----------      -----------
Income before income taxes                  3,313            5,571                 369              (3,458)           5,795

Income taxes                                   52            2,398                  84                                2,534
                                      -----------      -----------         -----------         -----------      -----------

Net income                            $     3,261      $     3,173         $       285         $    (3,458)     $     3,261
                                      ===========      ===========         ===========         ============     ===========

SUPPLEMENTAL CONSOLIDATING CONDENSED INCOME STATEMENT (UNAUDITED)


                                                                NINE MONTHS ENDED SEPTEMBER 30, 1996
                                      -------------------------------------------------------------------------------------
                                                          COMBINED            COMBINED
                                                          GUARANTOR         NON-GUARANTOR
                                         PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS        CONSOLIDATED
                                         ------         ------------        ------------     ------------        ------------

Net sales                                              $    79,001         $    14,671                          $    93,672
Cost of sales                                               57,902              11,121                               69,023
                                      -----------      -----------         -----------         -----------      -----------
Gross profit                                                21,099               3,550                               24,649

Selling, technical and
  administrative expenses                                   10,498               1,114                               11,612
Amortization of intangibles                                  2,408                                                    2,408
Plant consolidation expense                                  3,749                                                    3,749
                                      -----------      -----------         -----------         -----------      -----------
Total expenses                                              16,655               1,114                               17,769

Income from operations                                       4,444               2,436                                6,880

Interest expense                      $       198            6,588                 256         $       279            7,321
Income (loss) from equity investees        (1,161)             633                                     528
Other (income) expense, net                                   (148)                482                (279)              55
                                      -----------      ------------        -----------         ------------     -----------
Income (loss) before income taxes          (1,359)          (1,363)              1,698                 528             (496)

Income taxes (credit)                                         (202)              1,065                                  863
                                      -----------      ------------        -----------         -----------      -----------

Net income (loss)                     $    (1,359)     $    (1,161)        $       633         $       528      $    (1,359)
                                      ============     ============        ===========         ===========      ============

SUPPLEMENTAL CONSOLIDATING CONDENSED INCOME STATEMENT (UNAUDITED)


                                                                THREE MONTHS ENDED SEPTEMBER 30, 1997
                                      -------------------------------------------------------------------------------------
                                                          COMBINED            COMBINED
                                                          GUARANTOR         NON-GUARANTOR
                                         PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS        CONSOLIDATED
                                         ------         ------------        ------------     ------------        ------------

Net sales                                              $    34,610         $     4,771                          $    39,381
Cost of sales                                               24,972               3,923                               28,895
                                      -----------      -----------         -----------         -----------      -----------
Gross profit                                                 9,638                 848                               10,486

Selling, technical and
  administrative expenses                                    3,987                 807                                4,794
Amortization of intangibles            $        3              937                   9                                  949
Plant consolidation expense                                     50                                                       50
                                      -----------      -----------         -----------         -----------      -----------
Total expenses                                  3            4,974                 816                                5,793

Income (loss) from operations                  (3)           4,664                  32                                4,693

Interest expense                              161            3,302                 117                                3,580
Income (loss) from equity investees           469              (58)                            $      (411)
Other (income) expense, net                  (169)             320                 (59)                                  92
                                      ------------     -----------         ------------        -----------      -----------
Income (loss) before income taxes             474              984                 (26)               (411)           1,021

Income taxes (credit)                          (2)             515                  32                                  545
                                      ------------     -----------         -----------         -----------      -----------

Net income (loss)                     $       476      $       469         $       (58)        $      (411)     $       476
                                      ===========      ===========         ============        ============     ===========

                                       15

SUPPLEMENTAL CONSOLIDATING CONDENSED INCOME STATEMENT (UNAUDITED)


                                                                THREE MONTHS ENDED SEPTEMBER 30, 1996
                                      -------------------------------------------------------------------------------------
                                                          COMBINED            COMBINED
                                                          GUARANTOR         NON-GUARANTOR
                                         PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS        CONSOLIDATED
                                         ------         ------------        ------------     ------------        ------------

Net sales                                              $    26,447         $     4,302                          $    30,749
Cost of sales                                               19,395               3,279                               22,674
                                      -----------      -----------         -----------         -----------      -----------
Gross profit                                                 7,052               1,023                                8,075

Selling, technical and
  administrative expenses                                    3,798                 159                                3,957
Amortization of intangibles                                    826                  (1)                                 825
Plant consolidation expense                                  1,610                                                    1,610
                                      -----------      -----------         -----------         -----------      -----------
Total expenses                                               6,234                 158                                6,392

Income from operations                                         818                 865                                1,683

Interest expense                      $       420            1,531                 117         $       279            2,347
Loss from equity investees                   (753)            (226)                                    979
Other (income) expense, net                   (23)            (135)                482                (279)              45
                                      ------------     ------------        -----------         ------------     -----------
Income (loss) before income taxes          (1,150)            (804)                266                 979             (709)

Income taxes (credit)                                          (51)                492                                  441
                                      -----------      ------------        -----------         -----------      -----------

Net loss                              $    (1,150)     $      (753)        $      (226)        $       979      $    (1,150)
                                      ============     ============        ============        ===========      ============

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                NINE MONTHS ENDED SEPTEMBER 30, 1996
                                      -------------------------------------------------------------------------------------
                                                          COMBINED            COMBINED
                                                          GUARANTOR         NON-GUARANTOR
                                         PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS        CONSOLIDATED
                                         ------         ------------        ------------     ------------        ------------

Net cash provided by
  operating activities                $     6,299      $     3,640         $       257                          $    10,196
Cash flows from investing activities:
  Purchase of Hutchinson
     Foundry Products Company             (10,639)                                                                  (10,639)
  Purchase of Sinterloy, Inc.             (15,449)                                                                  (15,449)
  Purchase of property, plant and
    equipment                                               (4,603)               (195)                              (4,798)
  Payments received on shareholder
     loans                                    163                                                                       163
                                      -----------      -----------         -----------         -----------      -----------
Net cash used in investing activities     (25,925)          (4,603)               (195)                             (30,723)


Cash flows from financing activities:
 (Payments) proceeds on
     long-term debt                        (1,751)           1,591                (623)                                (783)
  Deferred financing costs                                    (565)                                                    (565)
  Payment of preferred stock dividend        (240)                                                                     (240)
  Other                                       (30)             (28)                 28                                  (30)
                                      -----------      ------------        -----------         -----------      ------------
Net cash (used in) provided by
  financing activities                     (2,021)             998                (595)                              (1,618)
                                      ------------     -----------         ------------        -----------      ------------

Net (decrease) increase in cash and
  cash equivalents                        (21,647)              35                (533)                             (22,145)

Cash and cash equivalents
  at beginning of period                   25,187                5                 582                               25,774
                                      -----------      -----------         -----------         -----------      -----------

Cash and cash equivalents
  at end of period                    $     3,540      $        40         $        49                          $     3,629
                                      ===========      ===========         ===========         ===========      ===========

SUPPLEMENTAL CONSOLIDATING CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                     NINE MONTHS ENDED SEPTEMBER 30, 1996
                                           -------------------------------------------------------------------------------------
                                                               COMBINED            COMBINED
                                                               GUARANTOR         NON-GUARANTOR
                                              PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                              ------         ------------        ------------     ------------       ------------

Net cash (used in) provided by
  operating activities                     $ (4,920)          $   4,640         $   3,067                            $  2,2787

Cash flows from investing activities:
  Purchase of property, plant and
    equipment                                                    (6,053)           (1,616)                              (7,669)
  Payments received on shareholder notes        162                                                                        162
                                           ---------          ---------          ---------          ---------         ---------
Net cash provided by (used in)
investing activities                            162              (6,053)           (1,616)                              (7,507)

Cash flows from financing activities:
  Proceeds (payments) from
    borrowings of long-term debt              5,935                 274              (892)                               5,317
  Payment of preferred stock dividend          (170)                                                                      (170)
  Deferred financing costs                       55                 362                                                    417
  Other                                                             279                                                    279
                                           ---------          ---------          ---------          ---------         ---------
Net cash provided by (used in)                5,820                 915              (892)                               5,843
  financing activities
                                           ---------          ---------          ---------          ---------         ---------
Net increase (decrease) in cash
   and cash equivalents                       1,062                (498)              599                                1,123

Cash and cash equivalents
  at beginning of period                        408                  46               317                                  771
                                           ---------          ---------          ---------          ---------         ---------

Cash and cash equivalents
  at end of period                         $  1,470           $    (452)         $    876                             $  1,894
                                           =========          =========          =========          =========         =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this report.


GENERAL

Hawk designs, engineers, manufactures and markets specialized components, principally made from powder metals, used in a wide variety of aerospace, industrial and commercial applications. The Company is a leading worldwide supplier of friction products for brakes, clutches and transmissions used in aerospace, industrial and specialty applications. Friction products represented 68.9% of Company sales in the first nine months of 1997. Hawk is also a leading supplier of powder metal components for industrial applications, including pump, motor and transmission elements, gears, pistons and anti-lock brake sensor rings. In addition, the Company designs and manufactures die cast aluminum rotors for small electric motors used in business machines, appliances and exhaust fans. The Company focuses on manufacturing products requiring sophisticated engineering and production techniques for applications in markets where it has achieved a significant market share.

Since its formation in 1989, Hawk has pursued a strategic growth plan by making complementary acquisitions and broadening its customer base. All these acquisitions were accounted for under the purchase method of accounting, with the purchase price allocated to the estimated fair market value of the assets acquired and liabilities assumed. In the acquisitions, any excess of the purchase price paid over the estimated fair value of the net assets acquired was allocated to goodwill, which resulted in approximately $40.1 million of goodwill reflected on the September 30, 1997 balance sheet. The annual amortization of goodwill will result in non-cash charges to future operations of approximately $1.5 million per year (of which the majority of such amortization is deductible for tax purposes) based on amortization periods ranging from 15 to 40 years.



THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

Net Sales
---------

Net sales increased by $8.6 million, or 28.1%, from $30.8 million during the 1996 third quarter to $39.4 million in the third quarter of 1997. The net sales increase was attributable to the acquisitions of Hutchinson, and, to a lesser extent, Sinterloy and strong customer demand in all of the Company's products lines.

Gross Profit
------------

Gross profit increased $2.4 million to $10.5 million in the third quarter of 1997, a 29.9% increase over gross profit of $8.1 million in the comparable quarter of 1996. The gross profit margin increased to 26.6% in the third quarter of 1997 from 26.3% during the comparable period in 1996. The increase was attributable to cost savings resulting from the consolidation of one of the Company's manufacturing facilities during 1996 into existing Company facilities, as well as a favorable product mix. This was partially offset by short term capacity constraints at the Company's friction products facilities.

Selling, Technical and Administrative Expenses
----------------------------------------------

Selling, technical and administrative ("ST&A") expenses increased $0.8 million, or 20.0%, to $4.8 million in the third quarter of 1997 compared to $4.0 million in the comparable quarter of 1996. As a percentage of net sales, ST&A expenses decreased to 12.2% of sales in the third quarter of 1997 from 12.9% in the comparable quarter of 1996, primarily as a result of increased sales volumes covering additional administrative overhead and personnel costs.

Income from Operations
----------------------

Income from operations increased by $3.0 million, or 178.8%, from $1.7 million in the third quarter of 1996 to $4.7 million in the third quarter of 1997. Income from operations as a percentage of net sales increased to 11.9% in the third quarter of 1997 from 5.5% in the comparable quarter of 1996, reflecting cost savings from the consolidation of facilities, reduced plant consolidation expenses, increased sales and a more favorable product mix.

Interest Expense
----------------

Interest expense increased $1.2 million, or 52.5%, to $3.6 million in the third quarter of 1997 from $2.3 million in the comparable quarter of 1996. The increase is attributable to higher debt levels, a result of the issuance of the Company's $100.0 million Senior Notes in the fourth quarter of 1996.

Income Taxes
------------

The provision for income taxes increased to $0.5 million in the third quarter of 1997 (53.4% of pre-tax income) from $0.4 million in the comparable quarter of 1996, reflecting the increase in pre-tax income.

Net Income
----------

As a result of the factors noted above, net income was $0.5 million in the third quarter of 1997 compared to a loss of $1.2 million in the third quarter of 1996.



FIRST NINE MONTHS OF 1997 COMPARED TO FIRST NINE MONTHS OF 1996

Net Sales
---------

Net sales increased by $22.7 million, or 24.2%, from $93.7 million during the first nine months of 1996 to $116.4 million during the first nine months of 1997. The net sales increase was attributable to the acquisitions of Hutchinson and, to a lesser extent, Sinterloy and strong customer demand in all of the Company's product lines.

Gross Profit
------------

Gross profit increased $8.8 million to $33.4 million during the first nine months of 1997, a 35.6% increase over gross profit of $24.6 million during the first nine months of 1996. The gross profit margin increased to 28.7% during the first nine months of 1997 from 26.3% during the comparable period in 1996. The increase was attributable to cost savings, resulting from the consolidation of the Company's facilities described above, as well as favorable product mix.

Selling, Technical and Administrative Expenses
----------------------------------------------

ST&A expenses increased $2.6 million, or 22.6%, from $11.6 million during the first nine months of 1996 to $14.2 million during the first nine months of 1997. As a percentage of net sales, ST&A remained relatively constant at 12.2% during the first nine months of 1997 compared to 12.4% during the comparable period of 1996.

Income from Operations
----------------------

Income from operations increased by $9.7 million, or 140.6%, from $6.9 million in the first nine months of 1996 to $16.6 million in the first nine months of 1997. Income from operations as a percentage of net sales increased to 14.2% in the first nine months of 1997 from 7.3% in the comparable nine month period of 1996, reflecting cost savings from the consolidation of facilities, reduced plant consolidation expenses, increased sales and a more favorable product mix.

Interest Expense
----------------

Interest expense increased $3.3 million, or 45.3%, to $10.6 million in the first nine months of 1997 from $7.3 million in the comparable nine month period in 1996. The increase is attributable to higher debt levels, a result of the issuance of the Senior Notes in the fourth quarter of 1996.

Income Taxes
------------

The provision for income taxes increased $1.6 million to $2.5 million in the first nine months of 1997 (43.7% of pre-tax income) from $0.9 million in the comparable period in 1996, reflecting the increase in pre-tax income.

Net Income
----------

As a result of the factors noted above, net income was $3.3 million in the first nine months of 1997 compared to a loss of $1.4 million in the comparable nine month period of 1996.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the recent acquisitions and the issuance of the Senior Notes, the Company has, and will continue to have, substantial indebtedness. The Company will therefore be required to use a substantial portion of its cash flow from operations for the payment of interest expense on indebtedness.

The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its $25.0 million Revolving Credit Facility (subject to a borrowing base of a portion of the eligible accounts receivable and inventory). As of September 30, 1997, there are no amounts outstanding under the Revolving Credit Facility.

As of September 30, 1997 the Company was in compliance with the terms of its indebtedness.

Net cash provided by operating activities was $10.2 million for the nine month period ended September 30, 1997 as compared to $2.8 million in the comparable period of 1996. The increase in net income of $4.6 million and non-cash charges in addition to an improved working capital position at September 30, 1997 accounted for the increased operating cash flow.

Net cash used in investing activities was $30.7 million and $7.5 million for the nine month periods ending September 30, 1997 and 1996, respectively. The cash used in investing activities in the 1997 period consisted of $26.0 million attributable to the acquisitions of Hutchinson and Sinterloy and $4.8 million for the purchases of property, plant and equipment. In the comparable period of 1996, cash used in investing activities consisted primarily of expenditures for property, plant and equipment.

Net cash used in financing activities was $1.6 million for the nine month period ended September 30, 1997 and was used primarily for payment of capital lease obligations. In the comparable nine month period of 1996, net cash provided by financing activities of $5.8 million was primarily attributable to an increase in borrowing under the Company's previous credit facilities.

The primary uses of capital by the Company are (1) to pay interest on, and to repay principal of, indebtedness, (2) for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product development, and (3) for making additional strategic acquisitions of complementary businesses.

The Company believes that cash flow from operating activities and additional funds available under the Revolving Credit Facility will be sufficient to meet its currently anticipated operating and capital expenditure requirements and service its indebtedness for the next 12 months. If the Company cannot generate sufficient cash flow from operating activities or borrow under the Revolving Credit Facility to meet such obligations, then the Company may be required to take certain actions, including refinancing all or a portion of its existing debt, selling assets or obtaining additional financing. There is no assurance that any such refinancing or asset sales would be possible or that any additional financing could be obtained.

FORWARD LOOKING STATEMENTS

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets and growth in existing markets, are forward looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to (1) the Company's substantial leverage, which requires significant cash flows to service debt, reducing funds for operations and other business opportunities and increasing the Company's vulnerability to competition and to adverse general economic and industry conditions; (2) the ability of the Company to continue to meet the terms of the Company's credit facilities which contain a number of significant financial covenants and other restrictions; (3) the Company's reliance on significant customers; (4) supplies and prices of raw materials used by the Company; (5) whether the Company's aerospace friction products will be able to continue to meet stringent Federal Aviation Administration criteria and testing requirements; (6) whether the Company will be able to successfully integrate Sinterloy into its operations;
(7) whether the Company will continue to identify suitable new acquisition candidates, obtain financing necessary to complete such acquisitions, acquire businesses on satisfactory terms, enter into any definitive acquisition agreements or, if entered into, that future acquisitions will be successful or will achieve results comparable to the Company's existing business; and (8) the Company's continued expansion into international markets, with all the risks inherent in doing business internationally, including unexpected changes in regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, potential instability, fluctuations in currency exchange rates and potential adverse tax consequences. Any investor or potential investor in the Company must consider these risks and others that are detailed in the Company's Form S-4 (333-18433).

PART II.          OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

The Company is involved in various lawsuits arising in the ordinary course of business. In the Company's opinion, the outcome of these matters is not anticipated to have a material adverse effect on the Company's financial condition, liquidity or results of operations.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits:
                   ---------

                   27.1    Financial Data Schedule

              (b) Reports on Form 8-K:

                  1) The Company filed a report on form 8-K on July 10, 1997 relating to the Company's acquisition of Sinterloy, Inc.

                  2) The Company filed a report on form 8-K/A on August 1, 1997, relating to the aforementioned acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 14, 1997                 HAWK CORPORATION

                                       By: /s/ Ronald E. Weinberg
                                       --------------------------
                                       Ronald E. Weinberg, Vice-Chairman of the Board
                                       and Treasurer

                                       By: /s/ Thomas A. Gilbride
                                       --------------------------
                                       Thomas A. Gilbride, Vice President- Finance
                                       (Chief Accounting Officer)