Form 10-K405
period 1997-12-31
HAWK CORP
filed 1998-03-30
CIK 849240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______________ TO _________________


                          COMMISSION FILE NO. 333-18433

                                HAWK CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                   34-1608156
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

200 PUBLIC SQUARE, SUITE 30-5000, CLEVELAND, OHIO                      44114
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (216) 861-3553

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the company. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing.

There is no established public trading market for the Company's common stock.
----------------------------------------------------------------------------

         Indicate the number of shares outstanding of each of the company's classes of common stock, as of the latest practicable date.

As of March 31, 1998, there were 4,663,962 shares of Class A common stock and 0
-------------------------------------------------------------------------------
shares of Class B non-voting common stock outstanding.
------------------------------------------------------

There are no documents incorporated by reference into this Form 10-K.

PART I

ITEM 1. BUSINESS.

         Hawk Corporation ("Hawk" or the "Company") is a holding company, the principal assets of which consist of the capital stock of its manufacturing subsidiaries, Friction Products Co. ("FPC"), S.K. Wellman Corp. ("SKW"), Helsel, Inc. ("Helsel"), Logan Metal Stampings, Inc. ("Logan"), Hutchinson Products Corporation ("Hutchinson") and Sinterloy Corporation ("Sinterloy"). Through its subsidiaries, Hawk designs, engineers, manufactures and markets specialized components, principally made from powder metals, used in a wide variety of aerospace, industrial and commercial applications. The Company believes it is a leading worldwide supplier of friction products for brakes, clutches and transmissions used in aerospace, industrial and specialty applications. Friction products represented 67.5% of Company sales for the year ended December 31, 1997. Hawk is also a leading supplier of powder metal components for industrial applications, including pump, motor and transmission elements, gears, pistons and anti-lock brake sensor rings. In addition, the Company designs and manufactures die-cast aluminum rotors for small electric motors used in appliances, business equipment and exhaust fans. The Company focuses on manufacturing products requiring sophisticated engineering and production techniques for applications in markets in which it has achieved a significant market share.

         Since its formation in 1989, Hawk has pursued a strategic growth plan by making complementary acquisitions and broadening its customer base. From 1993 through 1997, the Company's net sales and income from operations increased at a compound annual rate of 53.8% and 39.7%, respectively. Since 1994, sales growth has been primarily driven by the acquisitions of Helsel, SKW and Hutchinson.


BUSINESS STRATEGY

     The Company's business strategy includes the following principal elements:

- Focus on High-Margin, Specialty Applications. The Company operates primarily in aerospace, industrial and commercial markets that require sophisticated engineering and production techniques. In developing new applications, as well as in evaluating acquisitions, the Company seeks to compete in markets requiring such engineering expertise and technical capability, rather than in markets in which the primary competitive factor is price. The Company believes margins for its products in these markets are higher than in other manufacturing markets that use standardized products. The Company's gross margins in 1997 and 1996 were 28.6% and 25.9%, respectively.

- New Product Introduction. A key part of the Company's strategy is the introduction of new products which incorporate improved performance characteristics or reduced costs in response to customer needs. Because friction products are the consumable, or wear, component of brake, clutch and transmission systems, the introduction of new friction products in conjunction with a new system provides the Company with the opportunity to supply the aftermarket for the life of the system. For example, the ability to service the aftermarket for a particular aircraft braking system will likely provide the Company with a stable market for its friction products for the life of an aircraft, which can be 30 years or more. The Company also seeks to grow by applying its existing products and technologies to new specialized applications where its products have a performance or technological advantage. For example, the Company recently developed a powder metal pump element for a customer's power steering unit that improved pumping efficiency and dependability while reducing noise and cost.

- Pursuit of Strategic Acquisitions. Many of the markets in which the Company competes are fragmented, providing the Company with attractive acquisition opportunities. The Company will continue to seek to acquire complementary businesses with leading market positions that will enable it to expand its product offerings, technical capabilities and customer base. Historically, the Company has been able to achieve significant cost reductions through the integration of its acquisitions. For example, since the acquisition of SKW in 1995, the Company has consolidated SKW's headquarters facility and one of SKW's two U.S. manufacturing facilities into its existing facilities, resulting in $5.4 million of annualized cost savings.

- Expanding International Sales. To take advantage of worldwide growth in its end user markets, the Company expanded its international presence through the acquisition of SKW in 1995, which resulted in the addition of manufacturing facilities in Italy and Canada and a worldwide distribution network. The Company continues to expand its European operations to meet strong demand in established markets throughout Europe. The Company also believes that further opportunities to expand sales exist in emerging economies. Sales from the Company's international facilities have grown from $8.1 million in 1995 to $21.0 in 1997.

- Leveraging Customer Relationships. The Company's engineers work closely with customers to develop and design new products and improve the performance of existing products. The Company believes that its commitment to quality, service and just-in-time delivery enables it to build and maintain strong and stable customer relationships. The Company believes that more than 80% of its sales are from products and materials for which it is the sole source provider for specific customer applications. Each of the Company's ten largest customers have been customers of the Company or its predecessors for more than ten years. The Company believes that strong relationships with its customers provide it with significant competitive advantages in obtaining and securing new business opportunities.


ACQUISITIONS

         On January 2, 1997, the Company purchased the capital stock of Hutchinson Foundry Products Company for $10.6 million. The Hutchinson acquisition furthered the Company's strategy of acquiring complementary businesses and expanded the Company's product offerings, technical capabilities and customer base. Hutchinson designs and manufactures die-cast aluminum rotors. The Company believes that Hutchinson is one of the largest independent domestic suppliers of these rotors, which are used in subfractional (less than 1/20 horsepower) electric motors for use in business equipment, appliances and exhaust fans. The Company also believes Hutchinson has growth opportunities arising from the trend by original equipment motor manufacturers to outsource production of rotors. Additionally, Hutchinson manufactures extruded aluminum fan spacers used in commercial diesel engines for heavy trucks and off-road equipment and precision metal castings used in hand power tools and gasoline pumping units.

         On August 1, 1997, the Company acquired substantially all of the assets of Sinterloy, Inc. for $16.4 million. The acquisition of Sinterloy expanded the Company's powder metal components business primarily into the business equipment market. Sinterloy's ability to manufacture high volume small to medium sized powder metal components complements the Company's other powder metal businesses, which generally produce lower volume, higher precision components.

         Both the friction product and powder metal component industries are fragmented and are undergoing consolidation due in part to the additional resources needed (1) to perform the research and development necessary to satisfy customers' increasingly stringent quality and performance criteria, and
(2) to meet just-in-time delivery requirements. As a result, the Company believes that it can continue to make strategic acquisitions that may include other friction product and powder metal component manufacturers. To effect its acquisition strategy, the Company engages in discussions, from time to time, with other manufacturers in friction products, powder metal component and other complementary businesses. At this time, the Company has no outstanding commitments or agreements regarding any future acquisitions.


PRODUCTS AND MARKETS

         The Company focuses on supplying components to the aerospace, industrial and commercial markets that require sophisticated engineering and production techniques for applications in markets in which it has achieved a significant market share. Through acquisitions and product line expansions, the Company has diversified its end markets, which diversification, the Company believes, has reduced its economic exposure to the cyclicality of any particular industry.


FRICTION PRODUCTS
-----------------

         The Company's friction products are made from proprietary formulations of composite materials that primarily consist of metal powders and synthetic and natural fibers. Friction products are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. For example, the friction brake linings in aircraft braking systems slow and stop airplanes when landing or taxiing. Friction products manufactured by the Company also include friction linings for use in automatic and power shift transmissions, clutch facings that serve as the main contact point between an engine and a transmission, and brake linings for use in other types of braking systems.

         The Company's friction products are custom-designed to meet the performance requirements of a specific application and must meet or exceed the customer's performance specifications, including temperature, pressure, component life and noise level criteria. The engineering required in designing a friction material for a specific application dictates a balance between the component life cycle and the performance application of the friction material in, for example, stopping or starting movement. Friction products are consumed through customary use in a brake, clutch or transmission system and require regular replacement. Because the friction material is the consumable, or wear, component of such systems, new friction product introduction in conjunction with a new system provides the Company with the opportunity to supply the aftermarket with that friction product for the life of the system.

         The principal markets served by the Company's friction products business include manufacturers of aircraft brakes, truck clutches, heavy-duty construction and agricultural vehicle brakes, clutches and transmissions, as well as manufacturers of motorcycle, snowmobile and performance racing brakes. Based upon net sales, the Company believes that it is among the top three worldwide manufacturers of friction products used in aerospace and industrial applications. The Company estimates that aftermarket sales of friction products have comprised approximately 50% of the Company's net friction product sales in recent years. The Company believes that its stable aftermarket sales component enables the Company to reduce its exposure to adverse economic cycles.

         Aerospace. The Company believes it is the only independent supplier of friction materials to the manufacturers of braking systems for the Boeing 727, 737 and 757, the McDonnell Douglas DC-9, DC-10 and MD-80 and the Canadair CRJ aircraft. The Company believes it is also the largest supplier of friction materials to the general aviation (non-commercial, non-military) market, supplying friction materials for aircraft manufacturers such as Cessna, Lear, Gulfstream and Fokker. Each aircraft braking system, including the friction materials supplied by the Company, must meet stringent Federal Aviation Administration ("FAA") criteria and certification requirements. New model development and FAA testing for the Company's aircraft braking system customers generally begins two to five years prior to full scale production of new braking systems. If the Company and its aircraft brake system manufacturing partner are successful in obtaining the rights to supply a particular model of aircraft, the Company will typically supply its friction products to that model's aircraft braking system for as long as the model continues to fly because it is generally too expensive to redesign a braking system and meet FAA requirements. Moreover, FAA maintenance requirements mandate that brake linings be changed after a specified number of take-offs and landings, which the Company expects to result in a continued and steady market for its aerospace friction products.

         The Company's friction products for commercial aerospace applications are primarily used on "single-aisle" aircraft that are flown on shorter routes, resulting in more takeoffs and landings than larger aircraft. The Company believes its friction products provide an attractive combination of performance and cost effectiveness in these applications. According to Boeing's 1997 Current Market Outlook, there were over 7,500 single-aisle commercial aircraft in the world at the end of 1996, and this number is projected to increase to approximately 11,000 by the end of 2006. The Boeing report also states that world airline traffic is projected to increase 5.5% per year through 2006. The Company expects that continued growth in world airline traffic, combined with the increasing number of single-aisle aircraft, will cause demand for the Company's aerospace friction products to remain strong. For example, Boeing is utilizing BFGoodrich braking systems with the Company's friction material on many of its new 737-600, -700 and -800 series aircraft.

         Construction/Agricultural/Trucks. The Company supplies a variety of friction products for use in brakes, clutches and transmissions on construction and agricultural vehicles and equipment and trucks. These components are designed to precise tolerances and permit brakes to stop or slow a moving vehicle and the clutch or transmission systems to engage or disengage. The Company believes it is a leading supplier to original equipment manufacturers and to the aftermarket. The Company believes that its trademark, Velvetouch(R) is well-known in the aftermarket for these components. As with the Company's aerospace friction products, new friction product introduction in conjunction with a new brake, clutch or transmission system provides the Company with the opportunity to supply the aftermarket with the friction product for the life of the system. The Company expects to grow with its domestic customers in these applications as they continue to penetrate worldwide markets. The Company also expects strong sales growth from its facility in Italy as its primary customers, New Holland, Same Deutz and Clark Hurth, continue to grow in European and emerging economic markets.

         Construction Equipment. The Company supplies friction products such as transmission discs, clutch facings and brake linings to manufacturers of construction equipment, including Caterpillar. The Company believes it is the second largest domestic supplier of these types of friction products. Replacement components for construction equipment are sold through manufacturers such as Caterpillar, as well as various aftermarket distributors.

         Demand for Hawk's friction products in the construction sector is partially driven by demand for new construction equipment and the overall level of construction activity. According to an industry publication, unit sales of construction equipment in North America have grown 10.1% per year from 1992 to 1996. This growth has been driven by economic expansion, a favorable interest rate environment and the evolution of the rental market for construction equipment. Additionally, there has been strong demand for construction equipment overseas, driven principally by infrastructure development in emerging economies. Currently, the Company is experiencing healthy demand in this market sector as a result of these favorable trends.

         Agricultural Equipment. The Company supplies friction products such as clutch facings, transmission discs and brake linings for manufacturers of agricultural equipment, including John Deere and New Holland. The Company believes it is the second largest domestic supplier of such friction products. Replacement components for agricultural equipment are sold through original equipment manufacturers as well as various aftermarket distributors.

         Demand for Hawk's friction products in the agricultural sector is partially driven by a healthy domestic farm economy and the replacement of aging equipment resulting from underinvestment during the 1980s. According to an industry publication, since 1992, unit sales of U.S. two wheel drive tractors over 100 horsepower have grown at a compound annual rate of 8.0%. In addition, the Company has been experiencing strong demand from the agricultural equipment market in Europe.

         Medium and Heavy Trucks. The Company supplies friction products for clutch facings used in medium and heavy trucks to original equipment manufacturers, such as Eaton. The Company believes it is the leading domestic supplier of replacement friction products used in these applications. Replacement components are sold through Eaton and various aftermarket distributors.

         Demand for Hawk's friction products in the truck sector is driven by utilization and original equipment manufacturing volume. Demand for Class 8 (heavy) trucks has been strong over the past several years. According to an industry publication, sales of Class 8 diesel trucks in 1996 were an estimated 185,000 units, which represents a 46% increase over the 127,000 units sold in 1992. Class 8 truck sales volumes have continued to grow in 1997. As a result, the Company is currently experiencing strong demand for friction products in the truck sector.

         Specialty. The Company supplies friction products for use in other specialty applications, such as brake pads for Harley-Davidson motorcycles, AM General Humvees and Bombardier, Polaris Industries and Arctic Cat snowmobiles. The Company believes that these markets are experiencing significant growth and the Company will continue to increase its market share with its combination of superior quality and longer product life. Under the "Hawk Brake" tradename, the Company also supplies high performance friction material for use in racing car brakes. The Company's high performance brake pad for race cars can operate in temperatures of over 1,100 degrees Fahrenheit. The Company believes that this performance racing material may have additional applications such as braking systems for passenger and school buses, police cars and commercial delivery vehicles.

         Other. In addition to providing metal stampings for its friction business, the Company's Logan subsidiary also sells transmission plates and other components to the automotive and trucking industries.

POWDER METAL COMPONENTS
-----------------------

         The Company is a leading supplier of powder metal components consisting primarily of pump, motor and transmission elements, gears, pistons and anti-lock brake sensor rings for applications ranging from lawn and garden tractors to industrial equipment. Since Hawk's founding in 1989, it has participated in the growing powder metal parts and products industry with a focus on the North American industrial market, which the Metal Powder Industries Federation ("MPIF"), an industry trade group, estimates had sales of over $1.0 billion in 1996. According to MPIF, the value of iron powder shipments in North America increased by over 10% per year from 1991 to 1996, and North American powder manufacturers are anticipating an average annual growth rate of almost 6% per year for the next ten years.

         Fluid Power and Industrial Applications. The Company manufactures a variety of components made from powder metals for use in (1) fluid power applications, such as pumps and other hydraulic mechanisms, and (2) transmissions, other drive mechanisms and anti-lock braking systems used in trucks and off-road equipment. The Company believes that the market for powder metal components will continue to grow as the Company's core powder metal technology benefits from advances that permit production of powder metal components with increased design flexibility, greater densities and closer tolerances that provide improved strength, hardness and durability for demanding applications, and enable the Company's powder metal components to be substituted for wrought steel or iron components produced with forging, casting or stamping technologies. Powder metal components can often be produced at a lower cost per unit than products manufactured with forging, casting or stamping technologies due to the elimination of, or substantial reduction in, secondary machining, lower material costs and the virtual elimination of raw material waste. The Company believes that the current trend of substituting powder metal components for forged, cast or stamped components in industrial applications will continue for the foreseeable future, providing the Company with increased product and market opportunities.

         The Company produces powder metal components in three facilities, each targeting an important aspect of the market place:

- High Precision. Helsel's pressing and finishing capabilities enable it to specialize in tight tolerance fluid power components such as pump elements and gears. In addition, the Company believes that Helsel's machining capabilities provide it with a competitive advantage by giving it the ability to supply a completed part to its customers, typically without any subcontracted precision machining. The Company believes that Helsel's growth will be driven by existing customers' new design requirements and new product applications primarily for pumps, motors and transmissions.

- Large Size Capability. While Helsel and Sinterloy have small to medium sized powder metal part capability, FPC has the capability to make structural powder metal components that are among the largest used in North America. The Company expects its sales of larger powder metal components to continue to grow as the Company creates new designs for existing customers and benefits from market growth, primarily in current construction, agricultural and truck applications. For example, the Company believes that sales of its powder metal components used in anti-lock braking systems will benefit as domestic trucks comply with the U.S. Department of Transportation's regulations requiring the installation of anti-lock braking systems on new trucks.

- High Volume. Sinterloy targets smaller, high volume parts where it can utilize its efficient pressing and sintering capabilities to their best advantage. Sinterloy's primary market for growth is powder metal components for the business equipment market. The Company believes that the addition of Sinterloy's capabilities will provide the Company with cross-selling opportunities from the Company's other powder metal facilities.

DIE-CAST ALUMINUM ROTORS
------------------------

         The Company believes that Hutchinson is the largest independent U.S. manufacturer of die-cast aluminum rotors for use in subfractional electric motors. These motors are used in a wide variety of applications such as business equipment, small household appliances and exhaust fans.

         The Company believes that more than 90 million subfractional motors are manufactured in the United States annually. Hutchinson manufactured approximately 30 million rotors for these motors in 1997. Increased office automation, increased sales of small household appliances and increased sales of exhaust fans for heating, ventilation and air conditioning systems in commercial buildings and residential buildings are all factors that are expected to increase the growth of subfractional motor sales.

         The Company estimates that approximately 50% of all rotors in the subfractional motor market are made internally by motor manufacturers such as Emerson and General Electric. However, the Company believes Hutchinson has growth opportunities arising from the trend by original equipment motor manufacturers to outsource their production of rotors.

MANUFACTURING

         The manufacturing processes for most of the Company's friction products and powder metal components are essentially similar. In general, both use composite metal alloys in powder form to make high quality powder metal components. The basic manufacturing steps, consisting of blending/compounding, molding/compacting, sintering (or bonding) and secondary machining/treatment, are as follows:

- Blending/compounding: Composite metal alloys in powder form are blended with lubricants and other additives according to scientific formulas, many of which are proprietary to the Company. The formulas are designed to produce precise performance characteristics necessary for a customer's particular application, and the Company often works together with its customers to develop new formulas that will produce materials with greater energy absorption characteristics, durability and strength.

- Molding/compacting: At room temperature, a specific amount of a powder alloy is compacted under pressure into a desired shape. The Company's molding presses are capable of producing pressures of up to 3,000 tons. The Company believes that it has some of the largest presses in the powder metal industry, enabling it to produce large, complex components.

- Sintering: After compacting, molded parts are heated in furnaces to specific temperatures, enabling metal powders to metallurgically bond, harden and strengthen the molded parts while retaining their desired shape. For friction materials, the friction composite part is also bonded directly to a steel plate or core, creating a strong continuous metallic part.

- Secondary machining/treatment: If required by customer specifications, a molded part undergoes additional processing. These processing operations are generally necessary to attain increased hardness or strength, tighter dimensional tolerances or corrosion resistance. To achieve these specifications, parts are heat treated, precision coined, ground or drilled or treated with a corrosion resistant coating, such as oil.

        Certain of the Company's friction products, which are primarily used in oil-cooled brakes and power shift transmissions, do not require all of the foregoing steps. For example, molded composite friction materials are molded under high temperatures and cured in electronically-controlled ovens and then bonded to a steel plate or core with a resin-based polymer. Cellulose composite friction materials are blended and formed into continuous sheets and then stamped into precise shapes by computer-controlled die cutting machines. Like molded composite friction materials, cellulose composite friction materials are then bonded to a steel plate or core with a resin-based polymer.

        The Company's die-cast aluminum rotors are produced in a three-step process. Steel stamped disks forming the laminations of the rotors are first skewed (stacked) and then loaded into dies into which molten aluminum is injected to create the rotors. The rotor castings created in the dies are then machined to produce finished rotors. These rotors are manufactured in a variety of sizes and shapes to customers' design specifications.

         Quality Control. Throughout its design and manufacturing process, the Company focuses on quality control. For product design, each Company manufacturing facility uses state-of-the-art testing equipment to replicate virtually any application required by the Company's customers. This equipment is essential to the Company's ability to manufacture components that meet stringent customer specifications. To ensure that tight tolerances have been met and that the requisite quality is inherent in its finished products, the Company uses statistical process controls, a variety of electronic measuring equipment and computer-controlled testing machinery. The Company has also established programs within each of its facilities to detect and prevent potential quality problems.

TECHNOLOGY

         The Company believes that it is an industry leader in the development of systems, processes and technologies which enable it to manufacture friction products with numerous performance advantages, such as greater wear resistance, increased stopping power, lower noise and smoother engagement. The Company's expertise is evidenced by its aircraft brake linings, which are currently being installed on many of the braking systems of the newly-designed Boeing 737-600, -700 and -800 series of aircraft.

         The Company maintains an extensive library of proprietary friction product formulas that serve as starting points for new product development. Each formula has a specific set of ingredients and processes to generate repeatability in production. Some formulas may have as many as 15 different components. A slight change in a mixture can produce significantly different performance characteristics. The Company uses a variety of technologies and materials in developing and producing its products, such as graphitic and cellulose composites. The Company believes its expertise in the development and production of products using these different technologies and materials gives it a competitive advantage over other friction product manufacturers, which typically have expertise in only one or two types of friction material.

         The Company also believes that its powder metal components business is able to produce a wide range of products from small precise components to large structural parts. The Company has presses that produce some of the largest powder metal parts in the world, and its powder metal technology permits the manufacture of complex components with specific performance characteristics and close dimensional tolerances that would be impractical to produce using conventional metalworking processes.

CUSTOMERS

         The Company's engineers work closely with customers to develop and design new products and improve the performance of existing products. The Company believes that its working relationship with its customers on development and design, and the Company's commitment to quality, service and just-in-time delivery have enabled it to build and maintain strong and stable customer relationships. Each of the Company's ten largest customers have been customers of the Company or its predecessors for more than ten years, and the Company believes that more than 80% of its sales are from products and materials for which it is the sole source provider for specific customer applications.

         The Company believes that its recent acquisitions have broadened product lines, increased its technological capabilities and will further enhance its customer relationships and expand its preferred supplier status. As a result of its commitment to customer service and satisfaction, the Company has received numerous preferred supplier awards from its leading customers, including Aircraft Braking Systems, BFGoodrich Aerospace, Caterpillar, John Deere and New Holland.

         The Company's sales to Aircraft Braking Systems represented 8.6% of the Company's consolidated net sales in 1997 and 10.4% of the Company's consolidated net sales in 1996. In addition, the Company's top five customers, including Aircraft Braking Systems, accounted for 33.8% of the Company's consolidated net sales in 1997 and 40.1% of the Company's consolidated net sales in 1996.

MARKETING AND SALES

         The Company markets its products globally through eleven product managers, who operate from the Company's facilities in the United States, Italy and Canada and a sales office in the United Kingdom. The Company's product managers and sales force work directly with the Company's engineers who provide the technical expertise necessary for the development and design of new products and for the improvement of the performance of existing products.

         The Company's friction products are sold both directly to original equipment manufacturers and to the aftermarket through its original equipment customers and a network of distributors and representatives throughout the world.

         The Company's marketing and sales of its powder metal components and die-cast aluminum rotors are directed by six product managers. The Company sells its powder metal components and rotors to original equipment manufacturers through independent sales representatives.

COMPETITION

         The principal industries in which the Company competes are competitive and fragmented, with many small manufacturers and only a few manufacturers that generate sales in excess of $50 million. The larger competitors may have financial and other resources substantially greater than those of the Company. The Company competes for new business principally at the beginning of the development of new applications and at the redesign of existing applications by its customers. For example, new model development for the Company's aircraft braking system customers generally begins two to five years prior to full scale production of new braking systems. Product redesign initiatives by customers typically involve long lead times as well. Although the Company has been successful in the past in obtaining this new business, there is no assurance that the Company will continue to obtain such business in the future. The Company also competes with manufacturers using different technologies, such as carbon composite ("carbon-carbon") friction materials for aircraft braking systems.

SUPPLY AND PRICE OF RAW MATERIALS

         The principal raw materials used by the Company are copper, steel and iron powder and custom-fabricated cellulose sheet. The Company has no long-term supply agreements with any of its major suppliers. However, the Company has generally been able to obtain sufficient supplies of raw materials for its operations, and changes in prices of such supplies over the past few years have not had a significant effect on its operations.

GOVERNMENT REGULATION

         The Company's sales to manufacturers of aircraft braking systems represented 18.0% and 20.8% of the Company's consolidated net sales in 1997 and 1996, respectively. Each aircraft braking system, including the friction products supplied by the Company, must meet stringent FAA criteria and testing requirements. The Company has been able to meet these requirements in the past and continuously reviews FAA compliance procedures to help ensure continued and future compliance.

ENVIRONMENTAL MATTERS

         Manufacturers such as the Company are subject to stringent environmental standards imposed by federal, state, local and foreign environmental laws and regulations, including those related to air emissions, wastewater discharges and chemical and hazardous waste management and disposal. Certain of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants. Compliance with environmental laws also may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. The Company is also subject to the federal Occupational Safety and Health Act and similar foreign and state laws. The nature of the Company's operations, the long history of industrial uses at some of its current or former facilities, and the operations of predecessor owners or operators of certain of the businesses expose the Company to risk of liabilities or claims with respect to environmental and worker health and safety matters. The Company reviews its procedures and policies for compliance with environmental and health and safety laws and regulations and believes that it is in substantial compliance with all such material laws and regulations applicable to its operations. The costs of compliance with environmental, health and safety requirements have not been material to the Company.

INTELLECTUAL PROPERTY MATTERS

         Velvetouch(R), Fibertuff(R), Feramic(R), Velvetouch Feramic(R), Velvetouch Ceramic(R), Velvetouch Organik(R) and Velvetouch Metalik(R) are among the federally registered trademarks of the Company. Velvetouch(R) is the Company's principal trademark for use in the friction products aftermarket and is registered in 26 countries. In addition, the Company has a pending application with the United States Patent and Trademark Office to register the trademark "Wellman Friction Products."

         Although the Company maintains patents related to its business, the Company does not believe that its competitive position is dependent on patent protection or that its operations are dependent on any individual patent.

         To protect its intellectual property, the Company relies on a combination of internal procedures, confidentiality agreements, patents, trademarks, trade secrets law and common law, including the law of unfair competition. The Company is not aware of any pending claims of infringement or other challenges to the Company's right to use any of its intellectual property.

PERSONNEL

         At December 31, 1997, the Company had 1,295 employees, consisting of 108 management, supervisory and administrative personnel, 102 engineering, quality control and laboratory personnel, 36 sales and marketing personnel and 1,049 manufacturing personnel.

         Approximately 300 employees at the Company's Brook Park, Ohio plant are covered under a collective bargaining agreement with the United International Paperworkers Union expiring in October 2000; approximately 70 employees at the Company's Akron, Ohio facility are covered under a collective bargaining agreement with the United Automobile Workers expiring in July 2000; and approximately 100 employees at the Company's Orzinuovi, Italy plant are represented by a national mechanics union under an agreement that expires in December 1998 and by a local union under an agreement that expires in December 2000. Approximately 70 hourly employees of Hutchinson are covered under a collective bargaining agreement with the International Association of Machinists and Aerospace Workers expiring in June 1998. The Company has experienced no strikes and believes its relations with its employees and their unions to be good.


ITEM 2.  PROPERTIES.

         The Company's material operations are conducted through the following facilities, all of which are owned, except as noted:


                                           APPROXIMATE
         LOCATION                          SQUARE FOOTAGE                   PRINCIPAL FUNCTIONS
         --------                          --------------                   -------------------
Medina, Ohio...................               148,000                  Manufacturing of friction products and powder
                                                                       metal components, sales and marketing, research
                                                                       and development, product engineering, customer
                                                                       service and support, and administration

Brook Park, Ohio...............               111,000                  Manufacturing of friction products, domestic and
                                                                       international sales and marketing, product
                                                                       engineering, customer service and support, and
                                                                       administration

Orzinuovi, Italy...............                97,000                  Manufacturing of friction products, international
                                                                       sales and marketing, research and development,
                                                                       and administration

Akron, Ohio....................                81,000                  Manufacturing of metal stampings

Campbellsburg, Indiana.........                75,000                  Manufacturing of powder metal components, sales
                                                                       and marketing, product engineering, customer
                                                                       service and support, and administration

Solon, Ohio (1)................                58,000                  Research and development

Solon Mills, Illinois (2)......                42,000                  Manufacturing of powder metal components, sales
                                                                       and marketing, customer service and support

Alton, Illinois................                37,000                  Manufacturing of die-cast aluminum rotors, sales
                                                                       and marketing, customer service and support, and
                                                                       administration

Concord, Ontario, Canada (2)...                15,000                  Manufacturing of friction products, distribution
                                                                       and warehousing

Cleveland, Ohio (3)............                 6,200                  Principal executive offices



--------------------------------------

(1) Approximately 20,000 square feet of the Solon facility is leased to a third party.

(2) Leased.

(3) Leased. The Company is party to an expense sharing arrangement under which the Company shares the expenses of its corporate headquarters located in Cleveland with a company owned by Ronald E. Weinberg, the Vice-Chairman and Treasurer of the Company.


         In June 1996, the Company closed its manufacturing facility in LaVergne, Tennessee that it acquired in the SKW acquisition and consolidated its operations with existing Company facilities. The Company has placed the LaVergne facility on the market for sale and does not anticipate incurring any material gain or loss as a result of the sale.

         The Company's Italian facility is subject to certain security interests granted to its lenders.

         The Company believes that substantially all of its property and equipment is in good condition. Several of the Company's facilities are operating at or near capacity. With its capital expansion program, the Company believes that it will have sufficient capacity to accommodate its needs through 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in lawsuits that arise in the ordinary course of its business. In the Company's opinion, the outcome of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no established public trading market for the Company's common stock. The Company had no sales of unregistered securities in 1997.


ITEM 6.   SELECTED FINANCIAL DATA.

         The selected financial data has been derived from, and should be read in conjunction with, the related audited consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included in this Annual Report.

INCOME STATEMENT DATA:

FOR THE YEAR (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      1993             1994              1995             1996              1997
                                                      ----             ----              ----             ----              ----


Net sales..............................            $28,417          $41,395           $84,643         $123,997          $159,086
Cost of sales..........................             16,834           26,771            61,164           91,884           113,650
                                                   -------          -------           -------         --------          --------

Gross profit...........................             11,583           14,624            23,479           32,113            45,436

Income from operations.................              5,796            7,376             9,980            9,811            22,073

Income (loss) before income taxes,
     minority interest, extraordinary
     item and cumulative effect of
     change in accounting principle....              3,142            4,343             2,787           (1,093)            6,553
Income taxes...........................              1,716            1,845             1,593              789             3,679
Minority interest......................                 --              211               432               --                --
Income (loss) before extraordinary
     item and cumulative effect of
     change in accounting principle....              1,426            2,287               762           (1,882)            2,874
Extraordinary item (2).................                 --               --                --           (1,196)               --
Cumulative effect of change in
     accounting for income taxes.......                284               --                --               --                --
Net income (loss)......................             $1,142           $2,287              $762          $(3,078)           $2,874

Preferred stock dividend requirements..              $(263)           $(294)            $(326)           $(226)            $(320)
Income (loss) before extraordinary
     item applicable to common
     stockholders......................                879            1,993               436           (2,108)            2,554
Net income (loss) applicable to
     common stockholders...............               $879           $1,993              $436          $(3,304)           $2,554

Earnings (loss) per share:
  Basic:
    Earnings (loss) before extraordinary
      charge...........................                .37              .66                .11            (.45)              .55
    Extraordinary charge...............                                                                   (.26)
                                                    ------           ------            -------          ------          --------
  Basic earnings (loss) per share......                .37              .66                .11            (.71)              .55
                                                    ======           ======            =======          ======          ========

  Diluted:
    Earnings (loss) before extraordinary
      charge...........................                .29              .54                .09            (.45)              .45
    Extraordinary charge...............                                                                   (.26)
                                                    ------           ------            -------          ------          --------
  Diluted earnings (loss) per share....                .29              .54                .09            (.71)              .45
                                                    ======           ======            =======          ======          ========

                                              (footnotes on the following page)



DECEMBER 31, (IN THOUSANDS)                           1993             1994              1995             1996              1997
---------------------------                           ----             ----              ----             ----              ----


OTHER DATA:
Depreciation and amortization..........             $1,920           $2,466            $5,527           $8,418           $10,497
Capital expenditures (including capital
     leases)...........................                586            1,871             3,781           10,294             9,643

BALANCE SHEET DATA:
Cash and cash equivalents ..............               $63             $730              $771          $25,774            $4,388
Working capital (deficit)...............            (3,709)          (4,076)           15,565           48,700            28,794
Property, plant and equipment, net......             5,627           10,166            39,460           44,142            52,480
Total assets............................            33,925           43,645           127,419          158,441           173,086
Total long-term debt....................            24,050           26,726            94,906          129,183           132,148

Detachable stock warrants, subject to
   put option (3).......................                --               --                --            4,600             9,300
Shareholders' equity (deficit).........              3,377            5,898             3,948            1,190            (2,171)

---------------------------
(1) Reflects charges in 1996 and 1997 relating primarily to the relocation of machinery and equipment.

(2) Reflects utilization of tax loss carryforward in 1992 and write-off in 1996 of deferred financing costs, net of $798,000 in income taxes.

(3) Effective June 30, 1995, the Company issued $30.0 million aggregate principal amount of 12% senior subordinated notes with detachable warrants (the "Senior Subordinated Notes") that provide the holders the option to purchase 1,023,793 shares of the Company's Class B non-voting common stock at a nominal price. Beginning in the year 2001, the warrant holders have the right to put the warrants to the Company for cash, at prices based on the fair market value of the Company at the date of put, as determined by an independent third party. The warrant holders' put option is terminated upon the closing of an initial public offering. For financial reporting purposes, the carrying value of the warrants, including the put option (classified as detachable stock warrants, subject to put option, on the Company's balance sheet), was adjusted to $9.3 million as of December 31, 1997, based on revisions to the estimated present value of the future fair market value of the Company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report. Management's discussion and analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties which may cause actual results to differ materially from those expressed in forward-looking statements. See "Forward-Looking Statements."

         Hawk has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which modified the calculation of previously reported earnings per share and is effective for all financial statements issued for periods ending after December 15, 1997. In accordance with SFAS No. 128, all prior period amounts have been restated.

GENERAL

         Hawk is a manufacturing holding company that, through its operating subsidiaries, designs, engineers, manufactures and markets specialized components, principally made from powder metals, used in a wide variety of aerospace, industrial and commercial applications. Since 1989, Hawk has pursued a strategic growth plan by making complementary acquisitions and broadening its customer base:

                      EFFECTIVE DATE                                                                                  YEAR
ACQUISITION           OF ACQUISITION                 BUSINESS                                                      FOUNDED
-----------           --------------                 --------                                                      -------
FPC and Logan         March 1989                     Friction products for brakes, clutches and                      1961
                                                     transmissions used in aerospace, industrial
                                                     and specialty applications

Helsel                June 1994                      High precision powder metal components used                     1974
                                                     primarily in fluid power applications

SKW                   June 1995                      Friction products for industrial applications                   1924

Hutchinson            January 1997                   Die-cast aluminum rotors for small electric                     1947
                                                     motors used in business equipment, appliances
                                                     and exhaust fans

Sinterloy             August 1997                    Powder metal components for business                            1969
                                                     equipment

         The above acquisitions were accounted for under the purchase method of accounting, with the purchase price allocated to the estimated fair market value of the assets acquired and liabilities assumed. In the acquisitions, any excess of the purchase price paid over the estimated fair value of the net assets acquired was allocated to goodwill, which resulted in approximately $41.1 million of goodwill reflected on the December 31, 1997 balance sheet. The annual amortization of goodwill will result in non-cash charges to future operations of approximately $1.8 million per year (of which the majority of such amortization is deductible for tax purposes) based on amortization periods ranging from 15 to 40 years.

         The acquisitions of Helsel and SKW caused a significant change in the Company's product mix and resulted in a reduction in the Company's gross profit margin. The Company's gross profit margin in 1993 was 40.8%. The acquisition of Helsel had the effect of reducing the Company's overall gross profit margin to 35.3% in 1994. The acquisition of SKW had the effect of further reducing the Company's overall gross profit margin to 27.7% in 1995 and 25.9% in 1996. The Company believes that the gross profit margins of the industrial and specialty friction products produced by SKW and, the powder metal components produced by Helsel and Sinterloy, exceed gross profit margins realized in other markets that use standardized products. However, these margins are exceeded by those achieved by the Company's FPC business, as a result of FPC's proprietary products and leading position in the aerospace friction products market.

         In 1995, the Company consolidated SKW's headquarters facility into the Company's existing facilities, which resulted in an annualized cost savings of $1.8 million due to the elimination of redundant expenses. During 1996, the Company consolidated one of SKW's two U.S. manufacturing facilities into the Company's existing facilities, which resulted in $3.6 million in annualized cost savings from reduction of overhead expenses. The Company incurred $4.0 million of costs relating primarily to the relocation of machinery and equipment in 1996. In addition, the manufacturing facility consolidation program had the effect of decreasing the gross profit margins in 1996 primarily as a result of the temporary production inefficiencies arising from the relocation of manufacturing operations. The Company is now benefiting from the synergies anticipated from the consolidation of these facilities.

         In November 1996, the Company incurred $2.0 million ($1.2 million after tax) of non-recurring extraordinary charges as a result of the write-off of previously capitalized deferred financing costs arising from the termination of the Company's previous senior credit facility. Primarily because of the non-recurring charges relating to the manufacturing facility consolidation program and the deferred financing costs, the Company incurred a net loss of $3.1 million in 1996.

         The Company's foreign operations expose it to the risk of exchange rate fluctuations. For example, because the Company's Italian operation typically generates positive net cash flow, which is denominated in lire, a decline in the value of the lira relative to the dollar would adversely affect the Company's reported sales and earnings. In addition, the restatement of foreign currency denominated assets and liabilities into U.S. dollars gives rise to foreign exchange gains or losses which are recorded in the Company's shareholders' equity. The Company does not currently participate in hedging transactions related to foreign currency. In the latter part of 1997, the economic climate in Asia worsened considerably. However, due to the Company's limited exposure to that region, the effects were not material to the operations or financial results of the Company in 1997.


YEAR  2000

         The Company is addressing the Year 2000 issue with a corporate-wide initiative led by the Company's Manager of Information Technology and involving coordinators for each Company location. The initiative includes the identification of affected software, the development of a plan for correcting that software in the most effective manner and the implementation and monitoring of the implemented plan. In most instances, the Company will replace or upgrade older software with new programs or systems which will handle the year 2000 and beyond. Although the timing of these replacements is influenced by the Year 2000 issue, in most instances they will involve capital expenditures that would have occurred in the normal course of business in any event. The Company expects that most of the modifications and replacements will be in place before mid-1999.

         Given the information available at this time, management currently anticipates that the amount that the Company will spend to modify or replace software in order to remediate the Year 2000 issue should not have a material adverse effect on the Company's operations or financial results.


1997 COMPARED TO 1996

         Net Sales. Worldwide sales in 1997 exceeded $150 million for the first time in the Company's history, 28.3% above 1996. Net sales increased by $35.1 million to $159.1 in 1997 from $124.0 million in 1996. The sales increase was attributable to the acquisitions of Hutchinson and Sinterloy and strong customer demand in all of the Company's product lines. Sales attributable to Hutchinson, which was acquired in January 1997, and Sinterloy, which was acquired in August 1997, were $11.3 million and $5.1 million, respectively, for the year ended 1997, or 46.4% of the net sales increase.

         Sales of specialty friction products, the Company's largest product line, increased by $13.6 million, or 14.4%, to $107.7 million in 1997 from $94.1 million in 1996. This increase is attributable to strength in the aerospace, construction, agriculture and truck markets, served by the Company.

         Sales in the Company's powder metal product lines increased by $11.1 million, or 54.0%, to $31.8 million in 1997 from $20.7 million in 1996. The Sinterloy acquisition accounted for 45.6% of the total increase in powder metal sales in 1997.

         Gross Profit. Gross profit increased $13.3 million to $45.4 million during 1997, a 41.5% increase over gross profit of $32.1 million during 1996. The gross profit margin increased to 28.6% during 1997 from 25.9% during the comparable period in 1996. The increase was attributable to cost savings resulting from the consolidation of one of the Company's manufacturing facilities during 1996 into existing Company facilities, acquisitions of higher margin businesses in 1997, increased sales and favorable product mix.

         Selling, Technical and Administrative Expenses. Selling, technical and administrative ("ST&A") expenses increased $3.9 million, or 25.3%, from $15.5 million during 1996 to $19.4 million during 1997. As a percentage of net sales, ST&A remained relatively constant at 12.2% during 1997 compared to 12.5% in 1996. To enhance existing product lines, the Company spent $3.1 million in 1997 on product research and development, 18.8% above 1996 levels.

         Income from Operations. Income from operations increased $12.3 million, or 125.0%, from $9.8 million in 1996 to $22.1 million in 1997. Income from operations as a percentage of net sales increased to 13.9% in 1997 from 7.9% in 1996, reflecting the benefits achieved from the consolidation of facilities, reduced plant consolidation expenses, acquisition of business in 1997, increased sales and favorable product mix.

         Interest Expense. Interest expense increased $4.0 million, or 35.8%, to $15.3 million in 1997 from $11.3 million in 1996. The increase is attributable to higher debt levels, a result of the issuance of the Company's 10 1/4% Senior Notes due 2003 (the "Senior Notes") in the fourth quarter of 1996.

         Expenses from Canceled Public Offering. During the fourth quarter 1997, the Company recognized a one-time charge of $0.9 million for professional services in connection with the cancellation of an initial public offering of its common stock.

         Income Taxes. The provision for income taxes increased $2.9 million to $3.7 million in 1997 (56.1% of pre-tax income) from $0.8 million in 1996, reflecting the increase in pre-tax income. An analysis of changes in income taxes and the effective tax rate of the Company is presented in the accompanying consolidated financial statements.

         Net Income (Loss). As a result of the factors noted above, net income was $2.9 million in 1997 compared to a loss of $3.1 million in 1996.


1996 COMPARED TO 1995

         Net Sales. Net sales increased $39.4 million, or 46.5%, from $84.6 million in 1995 to $124.0 million in 1996. Net friction product sales increased $39.2 million, or 61.1%, from $64.2 million in 1995 to $103.4 million in 1996. The net friction product sales increase was primarily attributable to the purchase of SKW in June 1995. Sales attributable to the acquired company in 1996 were $68.9 million compared to $32.3 million of SKW sales that were included in the Company's results for 1995, representing a net increase of $36.6 million, or 93.3%, of the friction product net sales increase. The remaining net friction product sales increase of $2.6 million in 1996, or 6.7% of the increase, was primarily attributable to increased aftermarket sales of friction products used in construction and agricultural equipment and increased sales of specialty friction products. These sales increases were partially offset by lower sales of friction products for heavy truck clutches resulting from lower truck production. Powder metal component net sales increased $212,000, or 1.0%, from $20.4 million in 1995 to $20.6 million in 1996. The increase in powder metal component sales was primarily attributable to higher sales of powder metal components used in hydraulic mechanisms.

         Gross Profit. Gross profit in 1996 was $32.1 million, an increase of $8.6 million, or 36.8%, from $23.5 million in 1995. As a percentage of net sales, gross profit was 25.9% in 1996 and 27.8% in 1995. Gross profit as a percentage of sales decreased primarily as a result of the change in product mix resulting from the SKW acquisition and costs associated with the start-up of production (other than moving expenses) in connection with the manufacturing facility consolidation program. As a result of the SKW acquisition, sales of the Company's higher margin aerospace friction products declined from 25.5% of net sales in 1995 to 20.8% of net sales in 1996. Combined sales of the Company's lower margin construction and agriculture friction products increased from 17.6% of net sales in 1995 to 34.2% of net sales in 1996.

         ST&A Expenses. ST&A expenses increased $3.9 million, or 33.6%, from $11.6 million in 1995 to $15.5 million in 1996. As a percentage of net sales, ST&A expenses declined from 13.7% to 12.5% over such periods, primarily as a result of the reductions in the overhead of SKW and the increase in net sales, as a result of the SKW acquisition, partially offset by higher incentive compensation at the Company's friction product facilities.

         Income from Operations. Income from operations of $9.8 million in 1996 decreased $0.2 million, or 1.7%, from $10.0 million in 1995. As a percentage of net sales, income from operations declined from 11.8% in 1995 to 7.9% in 1996. In addition to the change in product mix resulting from the SKW acquisition and production start-up costs and increased ST&A expenses referred to above, the decrease reflects $4.0 million in non-recurring costs in 1996 in connection with the SKW manufacturing facility consolidation program and $882,000 in increased amortization of goodwill and deferred financing costs primarily resulting from the acquisition of SKW.

         Interest Expense. Interest expense increased $4.0 million, or 53.9%, from $7.3 million in 1995 to $11.3 million in 1996. The increase is primarily related to the higher average amount of outstanding indebtedness in 1996 resulting from the acquisition of SKW.

         Income Taxes. The provision for income taxes decreased $804,000 from $1.6 million in 1995 (57.2% of pre-tax income) to $789,000 of expense in 1996.

         Extraordinary Item. In 1996, the Company incurred $2.0 million of non-recurring extraordinary charges as a result of the write-off of previously capitalized deferred financing costs arising from the termination of the Company's previous senior bank credit facility.

         Net Income (Loss). The net loss for 1996 was $3.1 million, a change of $3.8 million compared to net income of $.8 million in 1995, as a result of the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations. The Company has resources available in the form of working capital, a line of credit and funds provided by operations for continued reinvestment in existing operations and strategic acquisitions.

         The Company has outstanding $100.0 million of Senior Notes, which are unsecured senior obligations of the Company. The Senior Notes, which mature on December 1, 2003, are guaranteed on a senior unsecured basis by each of the present and future domestic subsidiaries of the Company. Principal payments on the Senior Notes are due semi-annually in arrears on June 1 and December 1 of each year, commencing on June 1, 1997, to holders of record on the immediately preceding May 15 and November 15, respectively. Interest on the Senior Notes accrues at the rate of 10 1/4% per annum. The Company is subject to certain restrictive covenants contained in the Senior Note Indenture, including, but not limited to, covenants imposing limitations on: the incurrence of additional indebtedness; certain payments, including dividends and investments; the creation of liens; sales of assets and preferred stock; transactions with interested persons; payment and stock issuance restrictions affecting subsidiaries; sale-leaseback transactions; and mergers and consolidations.

        The Company has outstanding $30.0 million of Senior Subordinated Notes, which bear interest at the rate of 12.0% per annum. Principal payments on these notes are due in equal installments of $10.0 million on January 31, 2004, and June 30, 2004 and 2005. These notes contain certain financial and other covenants and restrictions, including restrictions on the ability of less than wholly-owned subsidiaries of the Company, if any, to pay dividends or make other distributions to the Company.

         The Company and its domestic subsidiaries entered into a revolving credit facility, consisting of a revolving credit loan that equals the lesser of
(1) $25.0 million, or (2) the sum of 85% of eligible accounts receivable and 60% of eligible inventory (the "Revolving Credit Facility"). The Revolving Credit Facility is secured by substantially all of the accounts receivable, inventory and intangibles of the Company and its domestic subsidiaries. In addition, the Revolving Credit Facility contains financial and other covenants with respect to the Company and its subsidiaries that, among other matters, would prohibit the payment of any dividends to the Company by the subsidiaries of the Company in the event of a default under the terms of the Revolving Credit Facility, restrict the creation of certain liens and require the maintenance of certain minimum interest coverage. Amounts outstanding under the Revolving Credit Facility are due November 27, 1999 and bear interest at a variable rate based on the London Interbank Offered Rate ("LIBOR") plus 2.25% per annum, or at the Company's option, a variable rate based on the lending bank's prime rate plus 1.0% per annum. As of December 31, 1997, there were no amounts outstanding under the Revolving Credit Facility.

         As of December 31, 1997, the Company was in compliance with the terms of its indebtedness.

         Net cash provided by operating activities was $14.0 million in 1997 compared to $5.9 million in 1996. The increase in net income of $6.0 million and non-cash charges of $2.2 million, in addition to an improved working capital position at December 31, 1997, accounted for the increased operating cash flow. Net working capital (exclusive of cash) was $24.4 million at year-end 1997 compared to $22.9 million at year-end 1996.

         Net cash used in investing activities was $35.2 million and $8.1 million in 1997 and 1996, respectively. The cash used in investing activities in 1997 consisted of $27.1 million attributable to the acquisitions of Hutchinson and Sinterloy and $8.3 million for the purchase of property, plant and equipment. In 1996, cash used in investing activities consisted primarily of expenditures for property, plant and equipment. In order to achieve long-term growth prospects and enhance product quality, capital spending in 1998 is anticipated to increase to approximately $14.0 million.

         Net cash used in financing activities was $0.1 million in 1997, primarily for payment of capital lease obligations and preferred stock dividends. In 1996, net cash provided by financing activities of $27.3 million was primarily attributable to an increase in borrowing under the Company's credit facilities.

        The primary uses of capital by the Company are (1) to pay interest on, and to repay principal of, indebtedness, (2) for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product development, and (3) for making additional strategic acquisitions of complementary businesses. The Company believes that cash flow from operating activities and additional funds available under the Revolving Credit Facility will be sufficient to meet its currently anticipated operating and capital expenditure requirements and service its indebtedness for the next 12 months. However, the Company may seek additional equity or debt financing if it determines that such financing is necessary. There is no assurance that the Company will be able to obtain such financing on terms that are favorable to the Company.

INFLATION

         Inflation generally affects the Company by increasing interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant effect on its results of operations.

FORWARD-LOOKING STATEMENTS

         Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about growth of existing markets and its ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: (1) the effect of the Company's debt service requirements on funds available for operations and future business opportunities and the Company's vulnerability to adverse general economic and industry conditions and competition; (2) the effect of any future acquisitions by the Company on its indebtedness and on the funds available for operations and future business opportunities; (3) the effect of competition by manufacturers using new or different technologies; (4) the effect on the Company's international operations of unexpected changes in regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, fluctuations in currency exchange rates, difficulty in accounts receivable collection and potentially adverse tax consequences; (5) the ability of Hutchinson and SKW to negotiate new agreements with the unions representing certain of their employees in June 1998 and December 1998, respectively, on terms favorable to the Company or without experiencing work stoppages; (6) the effect of any interruption in the Company's supply of raw materials or a substantial increase in the price of any of the raw materials;
(7) the continuity of business relationships with major customers; (8) the effect of product mix on margins; and (9) and the ability of the Company's products to meet stringent Federal Aviation Administration criteria and testing requirements.

         These risks and others that are detailed in this Annual Report on Form 10-K must be considered by any investor or potential investor in the Company.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See the financial statements, together with the auditors' reports thereon, appearing on pages F-1 to F-33 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors, executive officers and significant employees of the Company and their respective ages and positions held with the Company, are as follows:


        NAME                                  AGE                      POSITION
        ----                                  ---                      --------
Norman C. Harbert (1)...............           64                      Chairman of the Board, Chief Executive Officer,
                                                                       President and Director
Ronald E. Weinberg (1)..............           56                      Vice-Chairman of the Board, Treasurer and
                                                                       Director
Jeffrey H. Berlin...................           35                      Executive Vice President
Douglas D. Wilson...................           54                      Executive Vice President, President -- FPC and
                                                                       President -- SKW
Thomas A. Gilbride..................           44                      Vice President-Finance
Jess F. Helsel......................           73                      President -- Helsel
Timothy J. Houghton.................           53                      President -- Hutchinson
Paul R. Bishop (2)(3)...............           54                      Director
Byron S. Krantz (3).................           62                      Secretary and Director
Dan T. Moore, III (1)...............           58                      Director
William J. O'Neill, Jr. (2).........           64                      Director

----------------------------
(1) Member of the Nominating Committee

(2) Member of the Audit Committee

(3) Member of the Compensation Committee


        Norman C. Harbert has served as the Chairman of the Board, President, Chief Executive Officer and Director of the Company since March 1989. Mr. Harbert has over 39 years of manufacturing experience. From 1987 to 1988, Mr. Harbert was Chairman, President and CEO of Maverick Tube Corporation, an oil drilling equipment manufacturer, and from 1981 to 1986, he served as President and CEO of Ajax Magnethermic Corporation, an international manufacturer of induction heating and melting equipment. Prior to that time, Mr. Harbert served at Reliance Electric Company for 22 years where, in 1980, his last position was as General Manager, Rotating Products Group, with primary responsibility for a division with annual sales of $250 million. Mr. Harbert is a director of New West Eyeworks, Inc., a retail eyewear chain ("New West"), and Second Bancorp Inc., a bank holding company.

        Ronald E. Weinberg has served as Vice-Chairman of the Board, Treasurer and Director of the Company since March 1989. Mr. Weinberg has over 28 years of experience in the ownership and management of operating companies, including a number of manufacturing companies. In 1988, Mr. Weinberg led an investor group in the acquisition of New West and Mr. Weinberg has served as Chairman of the Board of New West since that date. In 1986, Mr. Weinberg led an investor group in the acquisition of SunMedia Corp., which publishes a chain of weekly newspapers in the Cleveland market, and Mr. Weinberg has served as Chairman of the Board of that company since the acquisition date.

         Jeffrey H. Berlin has served as an Executive Vice President of the Company since May 1997. Between July 1994 and May 1997, Mr. Berlin served as the Vice President-Marketing and Corporate Development of the Company. From
August 1991 to July 1994, Mr. Berlin served the Company as its Director of Corporate Development.

         Thomas A. Gilbride has served as Vice President-Finance of the Company since January 1993. Between March 1989 and January 1993, Mr. Gilbride was employed by the Company in various financial and administrative capacities.

        Douglas D. Wilson has served as an Executive Vice President of the Company since September 1996, the President of FPC since January 1992 and the President of SKW since June 1995. From November 1990 to December 1991, he was the Executive Vice President of FPC. Mr. Wilson has been the Chairman of the Industry Advisory Group of the Center for Advanced Friction Studies at the University of Illinois at Carbondale since its formation in April 1996.

         Jess F. Helsel has served as President of Helco, Inc. (the predecessor to Helsel) since 1974 and has continued in that capacity since the sale of Helsel's assets to the Company in June 1994. Mr. Helsel has over 52 years of experience in the powder metal industry.

         Timothy J. Houghton has served as President of Hutchinson Foundry Products Company (the predecessor to Hutchinson) since 1992 and has continued in that capacity since the acquisition of Hutchinson by the Company in January 1997. Mr. Houghton also served as Chief Executive Officer of Hutchinson Foundry Products Company from 1992 until January 1997.

         Paul R. Bishop has served as a Director since May 1993. Mr. Bishop has served as the Chairman, President and Chief Executive Officer of H-P Products, Inc., a manufacturer of central vacuum systems and fabricated tubing and fittings, since 1977.

         Byron S. Krantz has been the Secretary and a Director since March 1989. Mr. Krantz has been a partner in the law firm of Kohrman Jackson & Krantz P.L.L. since its formation in 1984.

         Dan T. Moore, III has served as a Director since March 1989. Mr. Moore has been the founder, owner and President of Dan T. Moore Company, Inc. since 1969, Soundwich, Inc. since 1988, Flow Polymers, Inc. since 1985 and Perfect Impression, Inc. since July 1994, all of which are manufacturing companies. Mr. Moore has also been Chairman of the Board of Advanced Ceramics Corporation since March 1993. He has been a director of Invacare Corporation, a manufacturer of health care equipment, since 1979.

         William J. O'Neill, Jr. has served as a Director since March 1989. Mr. O'Neill has been the President and Chief Executive Officer of Clanco Management Corp., an O'Neill family management company, since 1983. He has also served as the Managing Partner of Clanco Partners I, an Ohio general partnership, since March 1989.

         The Company's executive officers serve at the discretion of the Board of Directors, although the Company or its subsidiaries have entered into employment agreements with certain Named Executive Officers as detailed below. See "Employment Agreements."


BOARD COMMITTEES

         The Nominating Committee of the Board of Directors recommends qualified candidates for election as directors of the Company. The Audit Committee of the Board of Directors reviews the accounting and reporting principles, policies and practices followed by the Company and the adequacy of the Company's internal, financial and operating controls. The Compensation Committee of the Board of Directors reviews and makes recommendations regarding the compensation of executive officers of the Company and reviews general policy relating to the compensation and benefits of employees of the Company.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee consists of Messrs. Bishop and Krantz. Mr. Bishop was not at any time during 1997, or at any other time, an officer or employee of the Company. Mr. Krantz is Secretary of the Company and a partner in the law firm of Kohrman Jackson & Krantz P.L.L., which provides legal services to the Company.

ITEM 11.   EXECUTIVE COMPENSATION.

The following table sets forth the compensation awarded or paid by the Company during 1995, 1996 and 1997 to its President and Chief Executive Officer and the Company's four other most highly compensated officers and key employees (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                       ANNUAL COMPENSATION
                                            ---------------------------------------
                                                                                            ALL OTHER
NAME AND PRINCIPAL POSITION                  YEAR           SALARY         BONUS(1)         COMPENSATION
---------------------------                  ----           ------         --------         ------------

Norman C. Harbert.....................       1997         $400,000         $499,000           $23,700(1)
Chairman of the Board, President and         1996          377,000          410,000            29,800(1)
Chief Executive Officer                      1995          340,000          350,000            21,700(1)


Ronald E. Weinberg....................       1997          303,000          499,000             3,800(2)
Vice-Chairman of the Board and               1996          266,000          410,000             9,500(2)
Treasurer                                    1995          231,000          350,000             9,200(2)


Douglas D. Wilson.....................       1997          244,000          134,000             3,800(2)
Executive Vice President; President --       1996          166,000          120,000             9,500(2)
FPC; and President -- SKW                    1995          159,000          100,000             9,200(2)


Jess F. Helsel........................       1997          150,000          280,100(3)         12,300(4)
President - Helsel                           1996          150,000          912,000(3)         12,300(4)
                                             1995          150,000          910,000(3)         12,300(4)


Jeffrey H. Berlin.....................       1997          164,000          134,000             3,800(2)
Executive Vice President                     1996          137,000          100,000             9,500(2)
                                             1995           96,000           75,000             2,500(2)

-------------------------
(1) Represents $12,500, $20,300 and $19,900 in premiums paid by the Company in 1995, 1996 and 1997, respectively, for a term life insurance policy of which Mr. Harbert is the insured and his wife is the beneficiary and $9,200, $9,500 and $3,800 contributed in 1995, 1996 and 1997, respectively, by FPC to FPC's profit sharing plan on behalf of Mr. Harbert.

(2) Represents amounts contributed by FPC to FPC's profit sharing plan on behalf of such Named Executive Officer.

(3) Upon the Company's acquisition of Helsel, the Company entered into an Employment Agreement with Mr. Helsel. His bonus is determined in accordance with an earnings formula set forth in that employment agreement.

(4) Includes $1,800 contributed by Helsel to Helsel's employee's savings and investment plan, as matching contributions relating to before-tax contributions made by Mr. Helsel under such plan, and $10,500 contributed by Helsel to Helsel's profit sharing plan on behalf of Mr. Helsel.

         None of the Named Executive Officers received any perquisites or other personal benefits, securities or property that exceeded the lesser of $50,000 or 10% of the salary and bonus for each Named Executive Officer during 1995, 1996 or 1997.


BENEFIT PLANS

         FPC sponsors a tax-qualified non-contributory, defined benefit pension plan covering substantially all of its employees. The plan provides participating employees with retirement benefits at normal retirement age (as defined in the plan) based on specified formulas. In no event will the amount of annual retirement income determined under these formulas and payable at the participant's retirement date be greater than $90,000. In addition, federal law defines the maximum amount of annual compensation that may be taken into account in calculating the amount of the pension benefit as follows: 1989 -- $200,000; 1990 -- $209,200; 1991 -- $222,220; 1992 -- $228,860; 1993 -- $235,840; 1994
through 1996 -- $150,000; 1997 -- $160,000 (indexed for inflation). The estimated annual benefit payable at normal retirement age for each Named Executive Officer who is eligible to participate in the FPC pension plan is as follows: Mr. Harbert -- $59,200; Mr. Weinberg -- $88,100; Mr. Wilson -- $90,000; and Mr. Berlin -- $90,000.

         FPC maintains a tax-qualified profit sharing plan, including features under section 401(k) of the Code, that covers substantially all of its employees. The plan generally provides for voluntary employee pre-tax contributions ranging from 1% to 10% and a discretionary FPC contribution allocated to each employee based on compensation.

         Helsel maintains a tax-qualified savings and investment plan, including features under section 401(k) of the Code, which covers substantially all of its employees. The plan generally provides for voluntary employee pre-tax contributions ranging from 1% to 23%, a 50% matching contribution by Helsel (up to a maximum of 2% of an employee's compensation), and a discretionary Helsel contribution.

         Helsel sponsors a tax-qualified defined contribution plan that covers substantially all of its employees. The retirement plan provides eligible employees with an annual Helsel contribution equal to 7% of their compensation.


DIRECTOR COMPENSATION

         The Company pays each director, other than Messrs. Harbert, Weinberg or Krantz, an annual fee of $5,000 plus $1,000 per board meeting attended by each such director. The Company also reimburses all directors for all expenses incurred in connection with their services as directors. No additional consideration is paid to the directors for committee participation.


EMPLOYMENT AGREEMENTS

         Pursuant to Employment Agreements, each dated as of November 1, 1996, Mr. Harbert has agreed to serve as Chairman of the Board, President and Chief Executive Officer of Hawk, and Mr. Weinberg has agreed to serve as Vice-Chairman of the Board and Treasurer, through December 2004. Each of Mr. Harbert and Mr. Weinberg receives an annual bonus based on the incentive compensation programs in effect for the Company's subsidiaries. The base salary may be adjusted by the Compensation Committee of the Board. If either Mr. Harbert or Mr. Weinberg becomes mentally or physically disabled during the term, the Company will pay his annual base salary, at the same rate preceding the disability, for the remainder of the term of the employment agreement. In the event of the death or disability of either Mr. Harbert or Mr. Weinberg during the term, the Company will also pay any of his bonus earned but not paid. Neither Mr. Harbert nor Mr. Weinberg may engage in any competitive business while he is employed by the Company and for a period of two years thereafter.

         Mr. Harbert is required to devote substantially all of his business time and effort to the Company but may serve on the boards of other companies and charitable organizations. Under the terms of Mr. Weinberg's employment agreement, he is not required to devote all of his time and effort to the business of the Company, and in recent periods, he has devoted approximately 60% of his time and effort to the business of the Company. Mr. Weinberg also serves as Chairman of the Board of New West and Chairman of the Board of SunMedia Corp.

         In January 1998, the Company entered into a split dollar life insurance agreement with each of Mr. Harbert and Mr. Weinberg (the "Split Dollar Agreements") pursuant to which the Company purchased life insurance policies on the lives of Mr. Harbert and Mr. Weinberg in the face amounts of $1.0 million and $3.8 million, respectively. Under the terms of the Split Dollar Agreements, the Company will pay the annual premiums of the insurance policies in the amount of $46,163 for Mr. Harbert's policy and $58,586 for Mr. Weinberg's policy, and the Company will be reimbursed for such payments from the policy proceeds in an amount equal to the greater of the cash value of the policies or the total amount of premiums paid during the term of the policies. The remaining proceeds of each policy will be paid to beneficiaries designated by the insured. The Split Dollar Agreements will terminate upon the occurrence of any of the following events: (1) total cessation of the Company's business; (2) the bankruptcy, receivership or dissolution of the Company; or (3) the termination of the insured's employment by the Company (other than for reason of his death or mental or physical disability). Upon the termination of a Split Dollar Agreement, the insured will have the right to purchase the policy covered thereby for an amount equal to the greater of the cash value of the policy or the total amount of premiums paid during the term of the policy.

         An existing Wage Continuation Agreement between the Company and Mr. Harbert was amended and restated in connection with the Company's entry into the Split Dollar Agreement with Mr. Harbert. The Wage Continuation Agreement, as amended and restated, provides that if Mr. Harbert dies during the term of his employment agreement or is no longer in the active employ of the Company solely because of a mental or physical disability, the Company will pay his spouse a monthly wage continuation payment until her death in an amount equal to $12,500 per month (on an after-tax basis) less a monthly annuity (on an after-tax basis) to be purchased for the spouse of Mr. Harbert with Mr. Harbert's share of the proceeds of the split dollar insurance policy on Mr. Harbert's life. An existing Wage Continuation Agreement between the Company and Mr. Weinberg was terminated in connection with the Company's entry into the Split Dollar Agreement with Mr. Weinberg.

         Upon the acquisition of Helsel by a group led by Mr. Harbert and Mr. Weinberg, Jess F. Helsel entered into an Employment Agreement and a Consulting Agreement, each effective July 1, 1994. Mr. Helsel agreed to serve as President of Helsel through the expiration of the term of the employment agreement in June 1997. In June 1997, these agreements were amended to extend the term of the employment agreement by an additional year ending in June 1998 and to delay the commencement of the term of the consulting agreement until July 1998. Mr. Helsel receives an annual base salary of $150,000 and an annual bonus determined in accordance with specified formulas based on the amount by which Helsel's earnings before interest, income taxes, depreciation, amortization, certain corporate charges and payment of Mr. Helsel's bonus exceeds specified targets. If Mr. Helsel becomes mentally or physically disabled during the term, the Company will pay his annual base salary and bonus for the remainder of the term. Under the amended consulting agreement, the Company will pay Mr. Helsel $150,000 for each of the first two years after the expiration of the extended term of the employment agreement and $75,000 for each of the third and fourth years after the expiration of such term. Mr. Helsel may not engage in any competitive business while he is employed by the Company and for a period of five years after the expiration of the extended term of his employment agreement.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of the date of this Annual Report, information regarding the beneficial ownership of the Company's Class A common stock, by (1) each stockholder known by the Company to be the beneficial owner of more than five percent of each class of the Company's outstanding shares of Class A common stock, (2) each director or executive officer who beneficially owns any shares of Class A common stock, and (3) all directors and executive officers of the Company as a group. The information set forth in the table below assumes exercise of all 1,023,793 warrants outstanding to purchase shares of Class B non-voting common stock which are convertible on a one-for-one basis into shares of Class A common stock, but does not include shares of Class A common stock issuable upon conversion of 8.0% two-year notes in the aggregate principal amount of $1.5 million (of which up to $500,000 of the then-outstanding principal balance is convertible at the option of the holders thereof into shares of Class A common stock) that were issued by the Company in connection with the acquisition of Hutchinson. Unless otherwise indicated, the Company believes that all persons named in the tables have sole investment and voting power over the shares of Class A common stock owned. Unless otherwise specified, the stockholders may be reached care of the address of the Company set forth in this Annual Report.


                                                                               BENEFICIAL OWNERSHIP (1)
                                                                     ---------------------------------------------
NAME OF BENEFICIAL OWNER                                             SHARES                                PERCENT
------------------------                                             ------                                -------

William J. O'Neill, Jr. (2)(3)..............                      1,497,050                                   26.3%
Norman C. Harbert (3)(4)....................                      1,230,625                                   21.6%
Ronald E. Weinberg (3) (5)..................                      1,197,948                                   21.1%
CIGNA Mezzanine Partners III, L.P.(6).......                        683,177                                   12.0%
Byron S. Krantz (3) (7).....................                        270,972                                    4.8%
Jeffrey H. Berlin (3).......................                        259,742                                    4.6%
Douglas D. Wilson (3).......................                         54,838                                       *
Thomas A. Gilbride (3)......................                         48,168                                       *
Dan T. Moore, III (3).......................                         10,210                                       *
Jess F. Helsel (3)..........................                          5,604                                       *
Paul R. Bishop (3)..........................                          5,604                                       *

All directors and
  executive officers as a
  group (11 individuals)....................                      4,580,761                                   80.5%

------------------------------
 * Less than 1.0%.

 (1) The Class A common stock is the only outstanding voting security of the Company.

 (2) Includes 1,491,446 shares held by Clanco Partners I, an Ohio general partnership. Mr. O'Neill is the managing partner of Clanco
Partners I and as a result has voting and dispositive power over the shares held by Clanco Partners I. Clanco Partners I is an Ohio general partnership whose address is c/o William J. O'Neill, Jr., 30195 Chagrin Boulevard, Suite 310, Pepper Pike, Ohio 44124. Mr.
O'Neill is a director of the Company.

 (3) Each of these stockholders is a party to an agreement governing the voting and disposition of all shares of Class A common stock of which such stockholders are the legal or beneficial owners. Each such stockholder disclaims beneficial ownership of the shares of Class A common stock owned by the other such stockholders.

 (4) Includes 1,107,561 shares held by the Harbert Family Limited Partnership. The Harbert Family Limited Partnership is an Ohio
limited partnership. Mr. Harbert is the managing general partner of the Harbert Family Limited Partnership and as a result has voting and dispositive power over the shares held by the Harbert Family Limited Partnership.

 (5) Includes 1,078,153 shares held by the Weinberg Family Limited Partnership. The Weinberg Family Limited Partnership is an Ohio
limited partnership. Mr. Weinberg is the managing general partner of the Weinberg Family Limited Partnership and as a result has voting and dispositive power over the shares held by the Weinberg Family Limited Partnership.

 (6) CIGNA Mezzanine Partners III, L.P. is a Delaware limited partnership whose address is c/o CIGNA Investments, Inc., 900 Cottage
Grove Road, Hartford, Connecticut 06152-2206. Assumes the exercise of warrants to purchase 683,177 shares of Class B non-voting common stock which are convertible on a one-for-one basis into shares of Class A common stock.

 (7) Includes 243,876 shares held by the Krantz Family Limited Partnership. The Krantz Family Limited Partnership is an Ohio limited partnership whose address is c/o Byron S. Krantz, One Cleveland Center, 20th Floor, Cleveland, Ohio 44114. Mr. Krantz is the
managing general partner of the Krantz Family Limited Partnership and as a result has voting and dispositive power over the shares held by the Krantz Family Limited Partnership.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On June 30, 1995, Mr. Harbert and Mr. Weinberg, issued notes to the Company to repay certain indebtedness incurred by them with respect to the acquisition of Helsel (the "June 1995 Notes"). Each of Mr. Harbert's and Mr. Weinberg's note has outstanding principal in the amount of $802,000. The June 1995 Notes are due and payable on July 1, 2002 and bore interest at the prime rate plus 1.25% per annum through September 30, 1996, and at the prime rate thereafter.

         The Company is a party to an expense sharing arrangement under which the Company shares certain expenses of its Cleveland, Ohio headquarters with Weinberg Capital Corporation, of which Mr. Weinberg is President and sole shareholder. Pursuant to a formula based on full-time equivalent personnel, the Company pays approximately 54% of the overhead costs of the headquarters, including, without limitation, rent, utilities and copying, telephone and other expenses. The aggregate amount of the payments by the Company for the shared headquarters was approximately $241,000 in 1997.

         The Company purchases raw materials from a corporation of which Dan T. Moore, III is an officer and a principal shareholder. Mr. Moore is a Director of the Company. The Company paid approximately $1,143,000 for such raw materials in 1997.

         Byron S. Krantz, a Director and the Secretary of the Company, is a partner of the law firm of Kohrman Jackson & Krantz P.L.L., which provides legal services to the Company. The Company paid legal fees to Kohrman Jackson & Krantz P.L.L. in 1997 of $413,000 for services in connection with a variety of matters pertaining to the Company.

         The Company believes that the terms of the transactions and the agreements described above are at least as favorable as those which it could otherwise have obtained from unrelated parties. On-going and future transactions with related parties will be: (1) on terms at least as favorable as those that the Company would be able to obtain from unrelated parties; (2) for bona fide business purposes; and (3) approved by a majority of the disinterested and non-employee directors.


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Financial Statements:

                                                                                                                  PAGE


Report of Independent Auditors.......................................................................              F-1

Consolidated Balance Sheets as of December 31, 1996 and 1997    .....................................              F-2

Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997 ..........              F-4

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
  December 31, 1995, 1996 and 1997...................................................................              F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997...........              F-6

Notes to Consolidated Financial Statements...........................................................              F-8


(b)       Reports on Form 8-K:

          A report on Form 8-K was filed on October 14, 1997 to report the acquisition of Sinterloy Corporation.

(c)      Exhibits:

         2.1 Stock Purchase Agreement, dated November 7, 1996, among the Company, Timothy Houghton, CFB Venture Fund II, L.P., MorAmerica Capital Corporation, Community Investment Partners II, L.P. and St. Louis Community Foundation setting forth the terms of the Hutchinson acquisition (omitting certain exhibits and schedules setting forth the forms of opinions of counsel, relating to the purchase price adjustment mechanism and relating to the business of Houghton Acquisition Corporation d.b.a. Hutchinson Foundry Products Company, which the Company undertakes to furnish supplementally to the Commission upon request) (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         2.2 Asset Purchase Agreement, dated as of July 10, 1997, by and among the Company, Sinterloy, Inc. and Robert G. Sierks setting forth the terms of the Sinterloy acquisition (omitting the exhibits and schedules setting forth the form of various ancillary documents and relating to the business of Sinterloy, which the Company undertakes to furnish supplementally to the Commission upon request) (Incorporated by reference to the Company's Form 8-K as filed with the Securities and Exchange Commission (Reg. No. 333-18433) on July 16, 1997)

         3.1*     Form of the Company's Certificate of Incorporation

         3.2 Form of the Company's By-laws (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         3.3 The Company's Certificate of Designation of Series A and Series B Preferred Stock (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         3.4 The Company's Certificate of Designation of Series C Preferred Stock (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.1 Form of Rights Agreement between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         4.2 Indenture, dated as of November 27, 1996, by and among the Company, Friction Products Co., Hawk Brake, Inc., Logan Metal Stampings, Inc., Helsel, Inc., S.K. Wellman Holdings, Inc., S.K. Wellman Corp., Wellman Friction Products U.K. Corp., Hutchinson Products Corporation, and Bank One Trust Company, NA, as Trustee (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.3 Form of 10 1/4% Senior Note due 2003 (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.4 Form of Series B 10 1/4% Senior Note due 2003 (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.5 Stockholders' Voting Agreement, effective as of November 27, 1996, by and among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz and the Krantz Family Limited Partnership (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.6 Shareholders' Agreement, dated as of June 30, 1995, among the Company, Norman C. Harbert, Ronald E. Weinberg, Byron S. Krantz, Jeffrey H. Berlin, Paul R. Bishop, Thomas A. Gilbride, Jess F. Helsel, Gary Siciliano and Douglas D. Wilson (including instruments of joinder executed by the Harbert Family Limited Partnership, the Weinberg Family Limited Partnership, the Krantz Family Limited Partnership and Gerald
                  H. Gordon) (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.7 Form of letter agreement, effective November 27, 1996, amending the Shareholders' Agreement, dated as of June 30, 1995, among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz, the Krantz Family Limited Partnership, Jeffrey H. Berlin, Paul R. Bishop, Thomas
                  A. Gilbride, Gerald H. Gordon, Jess F. Helsel, Gary Siciliano and Douglas D. Wilson (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.8 Shareholders' Agreement, dated as of June 30, 1995, among the Company, Norman C. Harbert, Ronald E. Weinberg, Byron S. Krantz, Clanco Partners I, Clanco Partners III, William J. O'Neill, Jr., Sheldon M. Sager, Martha B. Horsburgh, the William J. O'Neill, Sr. Irrevocable Trust A and the Dorothy K. O'Neill Revocable Trust (including instruments of joinder executed by the Harbert Family Limited Partnership, the Weinberg Family Limited Partnership and the Krantz Family Limited Partnership) (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.9 Form of letter agreement, effective November 27, 1996, amending the Shareholders' Agreement, dated as of June 30, 1995, among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz, the Krantz Family Limited Partnership, Clanco Partners I, Clanco Partners III, William J. O'Neill, Jr., Sheldon M. Sager, Martha B. Horsburgh, the William J. O'Neill, Sr. Irrevocable Trust A and the Dorothy K. O'Neill Revocable Trust (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.10 Shareholders' Agreement, dated as of June 30, 1995, as amended, among the Company, Connecticut General Life Insurance Company, CIGNA Mezzanine Partners III, L.P., Hawk Corporation, Norman C. Harbert, Ronald E. Weinberg and Byron S. Krantz (including instruments of joinder executed by the Harbert Family Limited Partnership, the Weinberg Family Limited Partnership and the Krantz Family Limited Partnership) (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.11 Stockholders' Agreement, dated as of June 6, 1991, among the Company, Norman C. Harbert, Ronald E. Weinberg, Byron S. Krantz and Dan T. Moore, III (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.12 Letter agreement, effective November 27, 1996, amending the Stockholders' Agreement, dated as of June 6, 1991, among the Company, Norman C. Harbert, Ronald E. Weinberg, Byron S. Krantz and Dan T. Moore, III (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.13 Letter agreement, effective January 1, 1997, amending the Stockholders' Agreement, dated as of June 6, 1991, among the Company, Norman C. Harbert, Ronald E. Weinberg, Byron S. Krantz and Dan T. Moore, III (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.14 Form of the Warrant Certificates, each dated June 30, 1995, issued by the Company in favor of each of Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P., and registered under the name CIG & Co. (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.1 Employment Agreement, dated as of November 1, 1996, between the Company and Norman C. Harbert (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.2 Form of Amended and Restated Wage Continuation Agreement between the Company and Norman C. Harbert (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         10.3 Employment Agreement, dated as of November 1, 1996, between the Company and Ronald E. Weinberg (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.4 Employment Agreement, dated July 1, 1994, between Helsel, Inc. and Jess F. Helsel (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.5 Consulting Agreement, dated July 1, 1994, between Helsel, Inc. and Jess F. Helsel (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.6 Letter agreement, dated as of June 1997, amending the Employment Agreement and the Consulting Agreement, each dated July 1, 1994, between Helsel, Inc. and Jess F. Helsel (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         10.7 Employment Agreement, dated January 2, 1997, between the Company and Timothy J. Houghton (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         10.8 Promissory Note, dated July 1, 1994, in the principal amount of $500,000, issued by the Company to Helco, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.9 Form of the Promissory Notes, each dated June 30, 1995, issued by each of Norman C. Harbert, Ronald E. Weinberg, Byron
                  S. Krantz and Douglas D. Wilson to the Company (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.10 Letter agreement, dated October 1, 1996, amending the Promissory Notes, each dated June 30, 1995, issued by each of Norman C. Harbert, Ronald E. Weinberg, Byron S. Krantz and Douglas D. Wilson to the Company (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.11 Form of Convertible Promissory Note, dated January 2, 1997, in the aggregate principal amount of $1.5 million, issued by the Company to each of Timothy Houghton, CFB Venture Fund II, L.P., MorAmerica Capital Corporation, Community Investment Partners II, L.P. and St. Louis Community Foundation (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         10.12 Credit Agreement, dated as of November 27, 1996, among Friction Products Co., Hawk Brake, Inc., Logan Metal Stampings, Inc., Helsel, Inc., S.K. Wellman Holdings, Inc., S.K. Wellman Corp., Wellman Friction Products U.K. Corp. and Hutchinson Products Corporation, as Borrowers, and the Company, as Funds Administrator, and BT Commercial Corporation, as Lender and Agent (omitting certain exhibits and schedules setting forth the form of various ancillary documents and relating to the business of the Company, which omitted exhibits and schedules the Company undertakes to furnish supplementally to the Commission upon request) (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.13 General Security Agreement, dated as of November 27, 1996, made by Friction Products Co., Hawk Brake, Inc., Logan Metal Stampings, Inc., Helsel, Inc., S.K. Wellman Holdings, Inc., S.K. Wellman Corp., Wellman Friction Products U.K Corp. and Hutchinson Products Corporation in favor of BT Commercial Corporation, as Agent (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.14 Trademark Security Agreement, dated as of November 27, 1996, made by S.K. Wellman Corp. in favor of BT Commercial Corporation, as Agent (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.15 Trademark Security Agreement, dated as of November 27, 1996, made by Friction Products Co. in favor of BT Commercial Corporation, as Agent (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.16 Patent Security Agreement, dated as of November 27, 1996, made by S.K. Wellman Corp. in favor of BT Commercial Corporation, as Agent (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.17 Patent Security Agreement, dated as of November 27, 1996, made by Friction Products Co. in favor of BT Commercial Corporation, as Agent (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.18 Agency and Contribution Agreement, dated as of November 27, 1996, among the Company, as Funds Administrator, and Friction Products Co., Hawk Brake, Inc., Logan Metal Stampings, Inc., Helsel, Inc., S.K. Wellman Holdings, Inc., S.K. Wellman Corp., Wellman Friction Products U.K. Corp. and Hutchinson Products Corporation, as Borrowers (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.19 Assumption and Joinder Agreement, dated as of August 1, 1997, between Sinterloy Corporation and BT Commercial Corporation, as Agent (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1997 (Reg. No. 333-18433), as filed with the Securities and Exchange Commission on August 14, 1997)

         10.20 Substituted and Restated Revolving Note, dated as of August 1, 1997, in the principal amount of up to $25,000,000, made by Friction Products Co., Hawk Brake, Inc., Logan Metal Stampings, Inc., Helsel, Inc., S.K. Wellman Holdings, Inc., S.K. Wellman Corp., Wellman Friction Products U.K. Corp., Hutchinson Products Corporation and Sinterloy Corporation in favor of BT Commercial Corporation, as Agent (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1997 (Reg. No. 333-18433), as filed with the Commission on August 14, 1997)

         10.21 Form of the Senior Subordinated Note and Warrant Purchase Agreements, each dated as of June 30, 1995, between the Company and each of Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P. (omitting certain annexes relating to the business of the Company and certain exhibits setting forth the form of various ancillary documents, including the form of Subordinated Notes included as Exhibit 10.24 thereto, the form of the Warrant Agreement included as Exhibit 10.25 thereto and the form of Subordinated Guarantee included as Exhibit 10.26 thereto, which omitted annexes and schedule the Company undertakes to furnish supplementally to the Commission upon request) (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.22 First Amendment to Note and Warrant Purchase Agreement, dated as of November 27, 1996, among the Company, Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P. (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.23 Form of the 12% Senior Subordinated Notes due June 30, 2005, each dated June 30, 1995, issued by the Company to each of Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P., and registered under the name CIG & Co. (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.24 Warrant Agreement, dated as of June 30, 1996, among the Company, Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P. (omitting the attachment setting forth the form of Warrant Certificate included as Exhibit 4.14 thereto) (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.25 Form of Subordinated Guarantee Agreements, each dated as of June 30, 1995, made by each of Friction Products Co., Hawk Brake, Inc., Logan Metal Stampings, Inc., Helsel, Inc., S.K. Wellman Holdings, Inc. and S.K. Wellman Acquisition, Inc. (n.k.a. S.K. Wellman Corp.) in favor of Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P. (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.26 Form of the First Amendment to Subordinated Guarantee Agreement, each dated as of November 27, 1996, made by each of Friction Products Co., Hawk Brake, Inc., Logan Metal Stampings, Inc., Helsel, Inc., S.K. Wellman Holdings, Inc. and S.K. Wellman Corp in favor of Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P. (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.27 Form of Subordinated Guarantee Agreements, each dated as of November 27, 1996, made by each of Wellman Friction Products U.K. Corp. and Hutchinson Products Corporation in favor of Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P. (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         21.1 Subsidiaries of the Company (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         23.1*    Consent of Ernst & Young LLP

         27*      Financial Data Schedule

----------------
* Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Hawk Corporation


                                            By: /s/ Thomas A. Gilbride
                                               ----------------------
                                            Thomas A. Gilbride
                                            Vice President - Finance

                                            Date March 30, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                                             DATE
---------                                   -----                                             ----

                                            Chairman of the Board, Chief                March 30, 1998
/s/ Norman C. Harbert                       Executive Officer and Director
-------------------------------             (principal executive officer)
Norman C. Harbert




/s/ Ronald E. Weinberg                      Vice-Chairman of the Board,                 March 30, 1998
-------------------------------             Treasurer and Director
Ronald E. Weinberg                          (principal financial officer)




/s/ Thomas A. Gilbride                      Vice President - Finance                    March 30, 1998
-------------------------------             (principal accounting officer)
Thomas A. Gilbride



/s/ Byron S. Krantz
------------------------------              Secretary and Director                      March 30, 1998
Byron S. Krantz



/s/ Paul R. Bishop
-----------------------------               Director                                    March 30, 1998
Paul R. Bishop



/s/ Dan T. Moore, III
-----------------------------               Director                                    March 30, 1998
Dan T. Moore, III



/s/ William J. O'Neill, Jr.
----------------------------                Director                                    March 30, 1998
William J. O'Neill, Jr.


                         Report of Independent Auditors


Board of Directors
Hawk Corporation


We have audited the accompanying consolidated balance sheets of Hawk Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawk Corporation and subsidiaries at December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                          /S/ ERNST & YOUNG LLP

Cleveland, Ohio
March 20, 1998

                                Hawk Corporation

                           Consolidated Balance Sheets

                             (Dollars in Thousands)


                                                                                      DECEMBER 31
                                                                                  1997          1996
                                                                              -----------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $    4,388    $   25,774
   Accounts receivable, less allowance of $321 in 1997
     and $182 in 1996                                                               25,746        16,783
   Inventories:
     Raw materials and work-in-process                                              17,362        16,707
     Finished products                                                               4,721         4,157
                                                                              -----------------------------
                                                                                    22,083        20,864
   Deferred income taxes                                                             2,833         2,432
   Other current assets                                                              1,375           935
                                                                              -----------------------------
Total current assets                                                                56,425        66,788

Property, plant and equipment:
   Land                                                                              1,218         1,080
   Buildings and improvements                                                       10,877         7,615
   Machinery and equipment                                                          57,104        45,766
   Furniture and fixtures                                                            2,326         1,611
   Construction in progress                                                          1,914         2,825
                                                                              -----------------------------
                                                                                    73,439        58,897
   Less accumulated depreciation                                                    20,959        14,755
                                                                              -----------------------------
Total property, plant and equipment                                                 52,480        44,142

Other assets:
   Intangible assets                                                                56,539        39,939
   Net assets held for sale                                                          3,604         3,604
   Shareholder notes                                                                 1,675         1,838
   Other                                                                             2,363         2,130
                                                                              -----------------------------
Total other assets                                                                  64,181        47,511
                                                                              -----------------------------

TOTAL ASSETS                                                                    $  173,086    $  158,441
                                                                              =============================

                                      F-2

                                Hawk Corporation

                           Consolidated Balance Sheets

                             (Dollars in Thousands)


                                                                                      DECEMBER 31
                                                                                  1997          1996
                                                                              -----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) Current liabilities:
   Accounts payable                                                             $   10,369    $    8,194
   Short term borrowings                                                             1,744
   Accrued compensation                                                              8,069         6,775
   Other accrued expenses                                                            5,494         2,405
   Current portion of long-term debt                                                 1,955           714
                                                                              -----------------------------
Total current liabilities                                                           27,631        18,088

Long-term liabilities:
   Long-term debt                                                                  130,193       128,469
   Deferred income taxes                                                             6,322         4,090
   Other                                                                             1,811         2,004
                                                                              -----------------------------
Total long-term liabilities                                                        138,326       134,563

Detachable stock warrants, subject to put option                                     9,300         4,600

Shareholders' equity (deficit):
   Preferred stock                                                                       1             1
   Class A common stock, $.01 par value; 75,000,000 shares authorized,
     4,663,957 issued and outstanding                                                   14            14
   Class B common stock, $.01 par value, 10,000,000 shares authorized, none issued or outstanding
   Additional paid-in capital                                                        1,964         1,964
   Retained earnings (deficit)                                                      (3,120)         (974)
   Other equity adjustments                                                         (1,030)          185
                                                                              -----------------------------
Total shareholders' equity (deficit)                                                (2,171)        1,190



                                                                              -----------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                            $  173,086    $  158,441
                                                                              =============================

See notes to consolidated financial statements.

                                Hawk Corporation

                      Consolidated Statements of Operations

                 (Dollars In Thousands, Except Per Share Data)


                                                                         YEAR ENDED DECEMBER 31
                                                                   1997           1996            1995
                                                              -----------------------------------------------

Net sales                                                        $   159,086    $   123,997     $    84,643
Cost of sales                                                        113,650         91,884          61,164
                                                              -----------------------------------------------
Gross profit                                                          45,436         32,113          23,479

Expenses:
   Selling, technical and administrative expenses                     19,375         15,468          11,575
   Amortization of intangibles                                         3,938          2,806           1,924
   Plant consolidation expense                                            50          4,028
                                                              -----------------------------------------------
Total expenses                                                        23,363         22,302          13,499
                                                              -----------------------------------------------
Income from operations                                                22,073          9,811           9,980

Interest expense                                                      15,307         11,270           7,323
Expenses from canceled public offering                                   889
Other income, net                                                       (676)          (366)           (130)
                                                              -----------------------------------------------
Income (loss) before income taxes, minority interest
   and extraordinary item                                              6,553         (1,093)          2,787
Income taxes                                                           3,679            789           1,593
Minority interest                                                                                       432
                                                               ----------------------------------------------
Income (loss) before extraordinary item                                2,874         (1,882)            762
Extraordinary item--write-off of deferred financing costs,
   net of $798 income taxes                                                          (1,196)
                                                              -----------------------------------------------
NET INCOME (LOSS)                                                $     2,874    $    (3,078)    $       762
                                                              ===============================================

Earnings (loss) per share:
   Basic:
   Earnings (loss) before extraordinary charge                   $      .55     $     (.45)     $      .11
   Extraordinary charge                                                               (.26)
                                                              -----------------------------------------------

   Basic earnings (loss) per share                               $      .55     $     (.71)     $      .11
                                                              ===============================================

   Diluted:
   Earnings (loss) before extraordinary charge                   $      .45     $     (.45)     $      .09
   Extraordinary charge                                                               (.26)
                                                              -----------------------------------------------

   Diluted earnings (loss) per share                             $      .45     $     (.71)     $      .09
                                                              ===============================================

See notes to consolidated financial statements.

                                Hawk Corporation

            Consolidated Statements of Shareholders' Equity (Deficit)

                             (Dollars in Thousands)




                                                                     Preferred    Common     Common
                                             Preferred   Preferred     Stock      Stock      Stock       Common      Additional
                                               Stock       Stock       $.01         No        $.01        Stock       Paid-in
                                                10%          9%      Par Value  Par Value  Par Value  $3 Par Value    Capital
                                            -------------------------------------------------------------------------------------

Balance at January 1, 1995                    $  2,625      $  370                 $  377                $  158
Merger of Helsel and Hawk                       (2,625)       (370)     $  1         (377)      $ 14       (158)       $  8,724
Net income
Preferred stock dividend
Purchase of warrants                                                                                                      (7,000)
Foreign currency translation adjustment
Additional minimum pension liability
                                            -------------------------------------------------------------------------------------
Balance at December 31, 1995                         0           0         1            0         14          0            1,724
Merger of Hawk Holding Corp. and Hawk                                                                                        240
Net loss
Preferred stock dividend
Foreign currency translation adjustment
Additional minimum pension liability
                                            -------------------------------------------------------------------------------------
Balance at December 31, 1996                         0           0         1            0         14          0            1,964
Adjustment to carrying value of detachable
   warrants
Net income
Preferred stock dividend
Foreign currency translation adjustment
Minimum pension liability
                                            -------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1997                  $      0      $    0      $  1       $    0       $ 14     $    0        $  1,964
                                            =====================================================================================



                                                Retained        Other
                                                Earnings       Equity
                                                (Deficit)    Adjustments      Total
                                            ---------------------------------------------

Balance at January 1, 1995                       $  2,368                   $   5,898
Merger of Helsel and Hawk                            (474)                      4,735
Net income                                            762                         762
Preferred stock dividend                             (326)                       (326)
Purchase of warrants                                                           (7,000)
Foreign currency translation adjustment                       $     207           207
Additional minimum pension liability                               (328)         (328)
                                            ---------------------------------------------
Balance at December 31, 1995                        2,330          (121)        3,948
Merger of Hawk Holding Corp. and Hawk                                             240
Net loss                                           (3,078)                     (3,078)
Preferred stock dividend                             (226)                       (226)
Foreign currency translation adjustment                             315           315
Additional minimum pension liability                                 (9)           (9)
                                            ---------------------------------------------
Balance at December 31, 1996                         (974)          185         1,190
Adjustment to carrying value of detachable
   warrants                                        (4,700)                     (4,700)
Net income                                          2,874                       2,874
Preferred stock dividend                             (320)                       (320)
Foreign currency translation adjustment                          (1,552)       (1,552)
Minimum pension liability                                           337           337
                                            ---------------------------------------------

BALANCE AT DECEMBER 31, 1997                     $ (3,120)    $  (1,030)    $  (2,171)
                                            =============================================



See notes to consolidated financial statements.

                                Hawk Corporation

                      Consolidated Statements of Cash Flows

                             (Dollars In Thousands)


                                                                         YEAR ENDED DECEMBER 31
                                                                   1997           1996            1995
                                                              -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                $    2,874     $   (3,078)     $      762
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Depreciation and amortization                                   10,497          8,418           5,527
     Accretion of discount on debt                                      650            650             325
     Deferred income taxes                                            1,666            352             377
     Minority interest                                                                                 432
     Extraordinary item, net of tax                                                  1,196
     Changes in operating assets and liabilities, net of
      acquired assets:
       Accounts receivable                                           (6,947)           524             (53)
       Inventories                                                     (963)          (759)         (1,398)
       Other assets                                                    (621)             4           1,115
       Accounts payable                                               1,971           (294)            196
       Other liabilities                                              4,862         (1,147)            430
                                                              -----------------------------------------------
Net cash provided by operating activities                            13,989          5,866           7,713

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of S. K. Wellman Limited, Inc., net of cash acquired                                      (61,607)
Purchase of Hutchinson Foundry Products Company                     (10,639)
Purchase of Sinterloy, Inc.                                         (16,419)
Purchases of property, plant and equipment                           (8,337)        (8,275)         (3,781)
Loans to shareholders                                                                               (2,000)
Payments received on shareholder notes                                  163            162
                                                              -----------------------------------------------
Net cash used in investing activities                               (35,232)        (8,113)        (67,388)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term debt                                         1,744
Proceeds from long-term debt                                          1,224        181,373         102,000
Payments on long-term debt                                           (2,226)      (149,765)        (30,726)
Net payments under revolving credit lines                                                           (1,280)
Purchase of warrants                                                                                (7,000)
Deferred financing costs                                               (565)        (4,678)         (2,799)
Payments of preferred stock dividends                                  (320)          (226)           (326)
Other                                                                                  546            (121)
                                                              -----------------------------------------------
Net cash (used in) provided by financing activities                    (143)        27,250          59,748
                                                              -----------------------------------------------
Net (decrease) increase in cash and cash equivalents                (21,386)        25,003              73
Cash and cash equivalents at beginning of year                       25,774            771             698
                                                              -----------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $    4,388     $   25,774      $      771
                                                              ===============================================

                                      F-6

                                Hawk Corporation

                             (Dollars In Thousands)


                                                                         YEAR ENDED DECEMBER 31
                                                                   1997           1996            1995
                                                              -----------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest                                       $   14,265     $   11,024      $    6,260
                                                              ===============================================

Cash payments for income taxes                                   $    2,187     $    1,153      $    1,929
                                                              ===============================================

Noncash investing and financing activities:
   Equipment purchased with capital leases                       $    1,306     $    2,019
                                                              ================================
   Acquisition of Helsel minority interest through issuance
     of stock                                                                                   $    4,735
                                                                                              ==============


Reconciliation of assets acquired and liabilities assumed:


                                                                                               SK WELLMAN
                                                                                                  1995
                                                                                             ----------------

Fair value of assets acquired, net of cash acquired                                             $   76,666
Liabilities assumed                                                                                (15,059)
                                                                                             ----------------

CASH PAID FOR ACQUISITION, NET OF CASH RECEIVED                                                 $   61,607
                                                                                             ================

                                                                                               HUTCHINSON
                                                                                                  1997
                                                                                             ----------------

Fair value of assets acquired                                                                   $   13,747
Liabilities assumed                                                                                 (1,608)
Note payable issued                                                                                 (1,500)
                                                                                             ----------------

CASH PAID FOR ACQUISITION                                                                       $   10,639
                                                                                             ================

                                                                                               SINTERLOY
                                                                                                  1997
                                                                                             ----------------

Fair value of assets acquired                                                                   $   17,013
Liabilities assumed                                                                                   (594)
                                                                                             ----------------

CASH PAID FOR ACQUISITION                                                                       $   16,419
                                                                                             ================

See notes to consolidated financial statements.

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995
                    (in thousands, except per share data)


A.     BASIS OF PRESENTATION

The consolidated financial statements of Hawk Corporation and its wholly-owned subsidiaries also include, effective July 1, 1994, the accounts of Helsel, Inc. (Helsel) and, effective July 1, 1995, the accounts of S.K. Wellman Limited, Inc. (Wellman), and,effective January 2, 1997, the accounts of Hutchinson Products Corporation (Hutchinson), and, effective August 1, 1997, the accounts of Sinterloy Corporation (Sinterloy) (collectively, the Company). See Note C. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements. Certain amounts have been reclassified in 1995 and 1996 to conform with the 1997 presentation.

The Company designs, engineers, manufactures and markets specialized components, principally made from powder metals, used in a wide variety of aerospace, industrial and commercial applications.

B.     SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost and include expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. The Company principally uses either the straight-line or the unit method of depreciation for financial reporting purposes based on annual rates sufficient to amortize the cost of the assets over their estimated useful lives (5 to 40 years). Accelerated methods of depreciation are used for federal income tax purposes.

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995


B.     SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

INTANGIBLE ASSETS

Intangible assets are amortized using the straight-line method over periods ranging from 3 to 40 years. The ongoing value and remaining useful life of intangible assets are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable. If events and circumstances indicate that intangible assets might be impaired, an undiscounted cash flows methodology would be used to determine whether an impairment loss should be recognized.

FOREIGN CURRENCY TRANSLATION

The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Revenues and expenses are translated at weighted average exchange rates. Gains and losses from transactions are included in results from operations. Gains and losses resulting from translation are included in other equity adjustments in the consolidated balance sheets.

REVENUE RECOGNITION

Revenue from the sale of the Company's products is recognized upon shipment to the customer. Costs and related expenses to manufacture the products are recorded as costs of sales when the related revenue is recognized.

SIGNIFICANT CONCENTRATIONS

The Company provides credit, in the normal course of its business, to original equipment and after-market manufacturers. The Company's customers are not concentrated in any specific geographic region. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

The Company has one customer that accounted for 8.6%, 10.4% and 13.8% of net sales during the years ended December 31, 1997, 1996 and 1995.

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995


B.     SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Accounts receivable balances from this customer represents approximately 5% and 4% of the Company's consolidated accounts receivable at December 31, 1997 and 1996, respectively.

PRODUCT RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. The Company's expenditures for product development and engineering were approximately $3,136 in 1997, $2,639 in 1996 and $2,000 in 1995.

ADVERTISING

Advertising costs are expensed as incurred. Advertising expenses amounted to approximately $292, $197 and $385 in 1997, 1996 and 1995, respectively.

INCOME TAXES

The Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities in the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted rates for differences between the tax and financial reporting bases of assets and liabilities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 1997 and 1996, the carrying value of the Company's financial instruments, which include cash, cash equivalents, accounts receivable and long-term debt, approximate their fair value.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995


B.     SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise classify items of other comprehensive income, as defined therein, by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company intends to comply with the provisions of this statement upon its required adoption in the first quarter of 1998, and does not anticipate a significant impact to the financial statements.

Also in June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement establishes standards for reporting financial and descriptive information about operating segments. Under SFAS No. 131, information pertaining to the Company's operating segments will be reported on the basis that is used internally for evaluating segment performance and making resource allocation determinations. Management is currently studying the potential effects of adoption of this statement, which is required in 1998.

C.     BUSINESS ACQUISITIONS

Effective June 30, 1994, Helsel, a corporation owned 53% by a control group of Company shareholders (Hawk Control Group) and 47% by other investors, commenced operations and acquired substantially all of the net assets of Helco Inc. (Helco) for approximately $8.6 million. The acquisition was accounted for as a purchase. Effective June 30, 1995, Helsel became a wholly-owned subsidiary of the Company whereby each outstanding share of common stock of Helsel was exchanged, based on an independent valuation, for .0693955 shares of common stock of the Company. Additionally, the Company issued one share of 9% preferred stock for each share of Helsel preferred stock. In total, 6,940 Class A common shares and 702 Series B preferred shares were issued to the Helsel shareholders. Because the Hawk Control Group owned a controlling interest in Helsel, the 1995 transaction was accounted for as a merger of entities under common control and the Company's 1994 financial statements were restated to include Helsel since June 30, 1994. In addition, the acquisition of the other investors' 47% interest in Helsel, effective June 30, 1995, was accounted for as the purchase of a minority interest. Accordingly, the excess of the purchase price over the estimated fair value of the minority interest ($3.6 million) was recorded as goodwill and is being amortized over 30 years.

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995


C.     BUSINESS ACQUISITIONS--CONTINUED

On June 30, 1995, the Company acquired for cash substantially all of the net assets of S.K. Wellman Limited, Inc. for approximately $62 million. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of the net assets acquired in the amount of $15.8 million is being amortized over 15 years and is included in intangible assets. The operating results of Wellman are included in the Company's consolidated statements of operations since the date of acquisition. As a result of this acquisition, the Company consolidated certain operating facilities. Accordingly, the net carrying value of the facilities the Company closed and is planning to sell are reflected as net assets held for sale on the accompanying balance sheets. The net assets held for sale are stated at the lower of the carrying amount or fair value less costs to sell and consist primarily of land and buildings. In addition, for the year ended December 31, 1996, the Company incurred and expended approximately $4.0 million of costs relating primarily to the relocation of machinery and equipment.

Effective January 2, 1997, Hutchinson acquired all of the outstanding capital stock of Hutchinson Products Company for (1) $10.6 million in cash; (2) $1.5 million in 8% two-year convertible notes; and (3) contingent payments to be made by the Company if certain earnings targets are met. The acquisition has been accounted for as a purchase. The excess of the purchase price over the estimated fair value of the capital stock acquired in the amount of $7.6 million is being amortized over 30 years and is included in intangible assets. The results of operations of Hutchinson are included in the Company's consolidated statements of operations since the date of acquisition.

Effective August 1, 1997, Sinterloy acquired substantially all of the assets (except cash) and assumed certain liabilities of Sinterloy, Inc., for $16.4 million in cash. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of the assets less the assumed liabilities in the amount of $11.4 million is being amortized over 30 years and is included in intangible assets. The results of operations of Sinterloy are included in the Company's consolidated statements of operations since the date of acquisition.

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995


C.     BUSINESS ACQUISITIONS--CONTINUED

The following unaudited pro forma consolidated results of operations give effect to the Hutchinson and Sinterloy acquisitions as though they had occurred on January 1, 1996 and include certain adjustments, such as additional amortization expense as a result of goodwill and increased interest expense related to debt incurred for the acquisitions.

                                          YEAR ENDED DECEMBER 31
                                           1997             1996
                                      ----------------------------------
Net sales                                $    167,710    $    144,215
                                      ==================================

Net income (loss)                        $      5,279    $     (2,207)
                                      ==================================

Net income (loss) per share--basic       $       1.06    $       (.52)
                                      ==================================

Net income (loss) per share--diluted     $        .87    $       (.52)
                                      ==================================

Pro forma net sales and net income (loss) are not necessarily indicative of the net sales and net income (loss) that would have occurred had the acquisitions been made at the beginning of the year or the results which may occur in the future.

In November 1996, the Company merged with Hawk Holding Corp. (Old Hawk), a corporation that owned approximately 34% of the outstanding common stock of the Company, in a tax-free reorganization. At the time of the merger, Old Hawk was 96% owned by the Hawk Control Group and 4% owned by other investors. In the merger, the Company acquired and canceled the shares of Class A common stock of the Company owned by Old Hawk and reissued the same amount of shares of Class A common stock pro rata to the Old Hawk stockholders. In addition, the Company acquired and canceled the Class A preferred stock of the Company owned by Old Hawk, and issued 1,190 shares of Class C preferred stock, which has a liquidation value substantially equal to the aggregate liquidation value of the Class A preferred stock previously owned by Old Hawk. Since the Company and Old Hawk were under common control, the Company recorded the acquisition of the Hawk Control Group's interest in Old Hawk at historical cost and the acquisition of the other investors' ownership interest as a purchase of minority interest. Accordingly, the excess of the purchase price over the estimated fair value of the minority interest acquired in the amount of $240 was recorded as goodwill and is being amortized over 30 years.

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995



D.     INTANGIBLE ASSETS

The components of intangible assets and related amortization periods are as follows:


                                                               DECEMBER 31
                                                          1997            1996
                                                     ---------------------------------

Product certifications (19 to 40 years)                 $   20,820      $   20,820
Goodwill (15 to 40 years)                                   41,055          22,012
Deferred financing costs (3 to 7 years)                      5,611           4,678
Proprietary formulations and patents (10 years)              1,806           1,806
Other                                                          806             779
                                                     ---------------------------------
                                                            70,098          50,095
Accumulated amortization                                   (13,559)        (10,156)
                                                     ---------------------------------

                                                        $   56,539      $   39,939
                                                     =================================

Product certifications were acquired and valued based on the Company's position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

E.     FINANCING ARRANGEMENTS


                                                               DECEMBER 31
                                                          1997            1996
                                                     ---------------------------------

Senior Subordinated Notes                               $    27,025     $    26,375
Senior Notes                                                100,000         100,000
Other                                                         5,123           2,808
                                                     ---------------------------------
                                                            132,148         129,183
Less current portion                                          1,955             714
                                                     ---------------------------------

                                                        $   130,193     $   128,469
                                                     =================================


                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995


E.     FINANCING ARRANGEMENTS--CONTINUED

Effective June 30, 1995, the Company issued $30,000 in Senior Subordinated Notes with $10,000 maturing on January 31, 2004 and June 30, 2004 and 2005. Interest is payable quarterly at a fixed rate of 12%. In connection with the senior subordinated notes, the Company issued detachable warrants to the lender that provide the lender the option to purchase 1,023,794 shares of the Company's Class B common stock at a per share price of $.01. The warrants are exercisable through the year 2005. Beginning in the year 2001, the Company has the option to repurchase the warrants and the warrant holders have the right to put warrants to the Company for cash, at prices based on a fair market value of the Company at the date of put as determined by an independent third party. The warrant holders' put option is terminated upon the occurrence of certain events, including the closing of an initial public offering.

For financial reporting purposes at June 30, 1995, the fair value of the warrants, including the put option, was estimated to be $4,600 and classified as detachable stock warrant, subject to put option on the accompanying balance sheets. The resulting discount is being amortized over the life of the debt as non-cash, imputed interest. The discount is based on an effective interest rate of 14.2%. The unamortized discount at December 31, 1997 and 1996 totaled $2,975 and $3,625, respectively. Adjustments to the carrying value of the detachable stock warrants are based on revisions to the estimated fair market value of the Company, with a corresponding charge or credit to retained earnings. In 1997, the carrying value of the warrants, including the put option, was increased to $9,300.

In November 1996, the Company issued $100,000 in Senior Notes (Notes) due on December 1, 2003, unless previously redeemed, at the Company's option, in accordance with the terms of the Notes. Interest is payable semi-annually on June 1 and December 1 of each year commencing June 1, 1997, at a fixed rate of 10.25%. In connection with the issuance of the Notes, the Company canceled its existing credit agreement, repaid all outstanding borrowings and incurred an extraordinary charge of $1,994 relating to the write-off of previously capitalized deferred financing costs. In March 1997, the Notes were exchanged for notes registered with the Securities and Exchange Commission. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the direct and indirect wholly-owned domestic subsidiaries of the Company (Guarantor Subsidiaries). See Note O.

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995

E.     FINANCING ARRANGEMENTS--CONTINUED

Also, in November 1996, the Company executed a $25,000 Revolving Credit Facility (Credit Facility) which matures in November 1999. The Company pays a commitment fee of 0.5% per annum on the unused portion. Interest is payable monthly at LIBOR plus 2.25% per annum, or at the Company's option, a variable rate based on the prime rate plus 1.0% per annum, payable at various interest periods per the Credit Facility. The Credit Facility contains covenants with respect to the Company and its subsidiaries that, among other things, prohibit the payment of any dividends to the Company by its subsidiaries (including the Guarantor Subsidiaries) in the event of a default under the terms of the Credit Facility. There were no outstanding borrowings under the Credit Facility at December 31, 1996 or 1997.

The Company's short-term borrowings represent advances under unsecured lines of credit. The average borrowing rate was 8% during 1997. Unused amounts under these lines total approximately $1.2 million at December 31, 1997.

Aggregate principal payments due on long-term debt as of December 31, 1997 are as follows: 1998--$1,955; 1999--$1,334; 2000--$560; 2001--$649; 2002--$628;
thereafter--$127,022.

F.     SHAREHOLDERS' EQUITY

In accordance with a Merger Agreement and Plan of Reorganization dated June 30, 1995, the Company, formerly an Ohio corporation, was merged with and into a Delaware corporation under the same name. Concurrently, each issued and outstanding share of common stock, without par value, of the previous corporation was converted into one fully paid share of Class A common stock, par value $.01 per share, of the merged corporation. Additionally, each issued and outstanding share of preferred stock, $1,000 par value per share, of the previous corporation was converted into one fully paid share of Series A preferred stock, par value $.01 per share, of the merged corporation.

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995


F.     SHAREHOLDERS' EQUITY--CONTINUED

The Company's authorized preferred stock includes: 2,625 shares of Series A preferred stock, $.01 par value, 1,375 shares issued and outstanding; 702 shares of Series B preferred stock, $.01 par value, 702 shares issued and outstanding; 1,190 shares of Series C preferred stock, $.01 par value, 1,190 shares issued and outstanding; 1,530 shares of Series D preferred stock, $.01 par value, no shares issued or outstanding and; 100,000 shares of Series E preferred stock, $.01 par value, no shares issued or outstanding. Dividends are cumulative at the rate of 10% of $1,000 per share for Series A and Series C preferred stock, 9% of $1,000 per share for Series B preferred stock and (when issued) 9.8% for Series D preferred stock. With the exception of Series E, each share of preferred stock is: (1) entitled to a liquidation preference equal to $1,000 per share plus any accrued or unpaid dividends, (2) not entitled to vote, except in certain circumstances, and (3) redeemable in whole, at the option of the Company, for $1,000 per share plus all accrued dividends to the date of redemption. Each share of Series E preferred stock is: (1) not redeemable and is entitled to dividends in the amount of 1,000 times the per share dividend received by the holders of Common Stock, (2) entitled to 1,000 votes per share, and (3) entitled to a liquidation right of 1,000 times the aggregate amount distributed per share to holders of common stock.

Each share of the Class B common stock is convertible into one share of Class A common stock upon the occurrence of certain events.

On November 13, 1997, the board of directors declared a dividend of one Series E preferred share purchase right (a Right) for each outstanding share of common stock. The dividend is payable to the stockholders of record as of January 16, 1998, and with respect to common stock, issued thereafter until the Distribution Date, as defined in the Rights Agreement, and in certain circumstances, with respect to common stock issued after the Distribution Date. Except as set forth in the Rights Agreement, each Right, when it become exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of Series E preferred stock at a price of $70 per one one-thousandth share of a Series E preferred stock, subject to adjustment.

G.     EMPLOYEE BENEFITS

The Company has several defined benefit pension plans which cover certain employees. Benefits payable are based primarily on compensation and years of service or a fixed annual benefit for each year of service. Certain hourly employees are also covered under collective bargaining agreements. The Company funds the plans in amounts sufficient to satisfy the minimum amounts required under ERISA.

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995



G.     EMPLOYEE BENEFITS--CONTINUED

A summary of the components of net periodic pension cost (income) for the plans is as follows:


                                                      YEAR ENDED DECEMBER 31
                                                1997          1996           1995
                                            --------------------------------------------
Service cost                                  $      404    $      400    $      382
Interest cost                                        744           727           665
Actual return on plan assets                      (1,936)       (1,435)       (1,732)
Net amortization and deferral                        923           576           673
                                            --------------------------------------------

                                              $      135    $      268    $      (12)
                                            ============================================

A summary of the actuarially determined benefit obligations and trustees net assets for Company administered defined benefit pension plans is presented below, along with a reconciliation of the plans' funded status to amounts recognized in the Company's balance sheets. The plans' assets are primarily invested in fixed income and equity securities.


                                                   1997           1996              1997           1996
                                              -------------------------------- --------------------------------
                                                      ASSETS EXCEED                 ACCUMULATED BENEFITS
                                                   ACCUMULATED BENEFITS                EXCEED ASSETS
                                              -----------------------------------------------------------------
       Actuarial present value of accumulated
         benefit obligations:
            Vested                              $  (7,481)     $  (6,186)        $  (2,209)     $  (2,594)
            Non-vested                               (163)           (57)             (164)          (198)
                                              -----------------------------------------------------------------

                                                $  (7,644)     $  (6,243)        $  (2,373)     $  (2,792)
                                              =================================================================

       Projected benefit obligations            $  (8,686)     $  (6,943)        $  (2,373)     $  (2,909)
       Plan assets at fair value                   11,807          8,676             2,153          2,261
                                              -----------------------------------------------------------------
       Projected benefit obligations less
         than (in excess of) plan assets            3,121          1,733              (220)          (648)
       Unrecognized net loss                       (1,215)          (263)             (197)           (66)
       Prior service cost not yet recognized
         in net periodic pension cost                 188            134               266            347
       Unrecognized net (asset) obligation           (129)          (208)               52            125
       Adjustment required to recognize
         minimum liability                                                            (121)          (406)
                                              -----------------------------------------------------------------

       PREPAID (ACCRUED) PENSION COST AT
         DECEMBER 31                            $   1,965      $   1,396         $    (220)     $    (648)
                                              =================================================================

                                      F-18

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995


G.     EMPLOYEE BENEFITS--CONTINUED

The following assumptions were used in accounting for the defined benefit plans:


                                                         1997          1996          1995
                                                     -------------------------------------------
Used to compute the projected benefit obligation
as of December 31:
     Weighted average discount rate                        7.9%          7.9%          7.5%
     Annual salary increase                                3.0           3.0           3.0
     Weighted average expected long-term rate
       of return on plan assets for the year ended
       December 31                                         9.5           9.6           9.6

The Company also sponsors several defined contribution plans which provide voluntary employee contributions and, in certain plans, matching and discretionary employer contributions. Expenses associated with these plans were approximately $786 in 1997, $690 in 1996 and $920 in 1995.

H.     LEASE OBLIGATIONS

The Company has capital lease commitments for buildings and equipment. Future minimum annual rentals are: 1998--$1,109, 1999--$895, 2000--$685, 2001--$747,
2002--$368, thereafter--$347. Amount representing interest is $854. Total capital lease obligations are included in other long-term debt. Amortization of assets recorded under capital leases is included with depreciation expense.

The Company leases certain office and warehouse facilities and equipment under operating leases. Rental expense was approximately $875 in 1997, $609 in 1996 and $270 in 1995. Future minimum lease commitments under these agreements which have an original or existing term in excess of one year as of December 31, 1997 are as follows: 1998--$874; 1999--$545; 2000--$528; 2001--$504; 2002--$419 and
thereafter--$318.

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995


I.     INCOME TAXES

The provision for income taxes, except for the effect of the extraordinary item, consists of the following:


                                                   YEAR ENDED DECEMBER 31
                                                1997        1996        1995
                                            --------------------------------------
Current:
   Federal                                     $ 1,483      $  (624)    $   907
   State and local                                 325          129         235
   Foreign                                         211          932          74
                                            --------------------------------------
                                                 2,019          437       1,216
Deferred:
   Federal                                       1,266          299         365
   State                                           225           53          12
   Foreign                                         169
                                            --------------------------------------
                                                 1,660          352         377
                                            --------------------------------------

TOTAL INCOME TAXES                             $ 3,679      $   789     $ 1,593
                                            ======================================

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. At December 31, 1997, the Company had $980 of Alternative Minimum Tax (AMT) credit carryforwards that do not expire. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                            1997           1996
                                                                       --------------------------------
Deferred tax assets:
   Net operating loss carryforward                                        $      95      $     545
   Accrued vacation                                                             403            318
   AMT carryforward                                                             980            622
   Other accruals                                                               505            595
   Foreign capital leases                                                     1,219
   Other                                                                      1,241            352
                                                                       --------------------------------
Total deferred tax assets                                                     4,443          2,432

Deferred tax liabilities:
   Tax over book depreciation and amortization                                5,887          4,090
   Foreign leased property                                                    1,473
   Other                                                                        572
                                                                       --------------------------------
Total deferred tax liabilities                                                7,932          4,090
                                                                       --------------------------------

NET DEFERRED TAX LIABILITIES                                              $   3,489      $   1,658
                                                                       ================================

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995


I.     INCOME TAXES--CONTINUED

The provision for income taxes, including the tax effect of the extraordinary item, differs from the amounts computed by applying the federal statutory rate as follows:


                                                                        DECEMBER 31
                                                            --------------------------------------
                                                               1997         1996        1995
                                                            --------------------------------------

Income tax expense (credit) at federal statutory rate           34.0%      (34.0)%       34.0%
State and local tax, net of federal tax benefit                  5.5         3.9          5.7
Nondeductible goodwill amortization                              4.3         3.7          7.2
Adjustment to worldwide tax liability and other, net            12.3        26.4          9.0
                                                            --------------------------------------

PROVISION FOR INCOME TAXES                                      56.1%        0.0%        55.9%
                                                            ======================================

Undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes which may be offset by foreign tax credits and withholding taxes payable to various foreign countries.

J.     EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully-diluted earnings per share with basic earnings per share and diluted earnings per share. As required, the Company adopted SFAS No. 128 in the fourth quarter of 1997. Prior year amounts have been restated to comply with SFAS No. 128 and to give effect to the stock split discussed in Note P.

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995


J.     EARNINGS PER SHARE--CONTINUED

Basic and dilutive earnings per share is computed as follows:


                                                                         YEAR ENDED DECEMBER 31
                                                                   1997           1996            1995
                                                              -----------------------------------------------

Income (loss) available to common shareholders:
   Income (loss) before extraordinary charge                     $  2,874       $ (1,882)        $    762
   Less:  Preferred stock dividends                                   320            226              326
                                                              ===============================================
Income (loss) before extraordinary charge attributable to
   common shareholders                                           $  2,554       $ (2,108)        $    436
                                                              ===============================================

Net income (loss)                                                $  2,874       $ (3,078)        $    762
Less:  Preferred stock dividends                                      320            226              326
                                                              -----------------------------------------------

Net income (loss) attributable to common shareholders            $  2,554       $ (3,304)        $    436
                                                              ===============================================

Weighted average shares:
   Basic:
     Basic weighted average shares                                  4,664          4,664            4,133
                                                              ===============================================

   Diluted:
     Basic from above                                               4,664          4,664            4,133
     Effect of warrant conversion                                   1,024                             835
                                                              -----------------------------------------------

     Diluted weighted average shares                                5,688          4,664            4,968
                                                              ===============================================

Earnings (loss) per share:
   Basic:
     Earnings (loss) before extraordinary charge                 $    .55       $   (.45)        $    .11
     Extraordinary charge                                                           (.26)
                                                              -----------------------------------------------

     Basic earnings (loss) per share                             $    .55       $   (.71)        $    .11
                                                              ===============================================

   Diluted:
     Earnings (loss) before extraordinary charge                 $    .45       $   (.45)        $    .09
     Extraordinary charge                                                           (.26)
                                                              -----------------------------------------------

     Diluted earnings (loss) per share                           $    .45       $   (.71)        $    .09
                                                              ===============================================

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995


K.     CONTINGENCY

At December 31, 1997, the Company had wage continuation agreements with two of its officers/shareholders. In the event the officer/shareholder dies or becomes permanently disabled while employed by the Company, each agreement provides for payments to be made annually to the officer/shareholder's spouse based on a compensation formula, until the spouse's death. In January 1998, one of the agreements was terminated.

L.     RELATED PARTIES

In July 1995, certain shareholders of the Company issued interest-bearing notes to the Company in the amount of $2 million enabling them to repay certain indebtedness incurred by them with respect to the acquisition of Helsel. The notes are due and payable on July 1, 2002 and bear interest at the prime rate plus 1.25% through September 30, 1996 and at the prime rate thereafter.

M.     CANCELED PUBLIC OFFERING

In 1997, the Company recognized $889 in expense for professional services and other costs directly associated with the cancellation of a public offering of its common stock.

N.     GEOGRAPHIC INFORMATION

Geographic information for the years ended December 31, 1997, 1996 and 1995 is as follows:

                           1997                           1996                           1995
               ------------------------------ ------------------------------ ------------------------------
               DOMESTIC     FOREIGN            DOMESTIC   FOREIGN              DOMESTIC    FOREIGN
               OPERATIONS  OPERATIONS TOTAL   OPERATIONS OPERATIONS TOTAL     OPERATIONS OPERATIONS  TOTAL
               --------------------------------------------------------------------------------------------

Net sales       $138,124  $ 20,962    $159,086  $104,262    $19,735 $123,997    $ 76,570  $ 8,073  $ 84,643
Income from
   operations     21,416       657      22,073     7,326      2,485    9,811       9,242       738    9,980
Net income
(loss)             3,079      (205)      2,874    (3,788)       710   (3,078)        481       281      762
Total assets     153,033    20,053     173,086   140,746     17,695  158,441     113,293    14,126  127,419

The Company has foreign operations in Canada and Italy.

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995



O.     SUPPLEMENTAL GUARANTOR INFORMATION

As discussed in Note E, each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis the obligation to pay principal, premium, if any, and interest with respect to the Notes. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.

The following supplemental consolidating condensed financial statements present:

         Consolidating condensed balance sheets as of December 31, 1997 and December 31, 1996, consolidating condensed statements of operations for the years ended December 31, 1997, 1996 and 1995 and consolidating condensed statements of cash flows for the years ended December 31, 1997, 1996 and 1995.

         Hawk Corporation (Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries (consisting of the Company's subsidiaries in Canada and Italy acquired in 1995) with their investments in subsidiaries accounted for using the equity method.

         Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented. The Credit Facility contains covenants with respect to the Company and its subsidiaries that, among other things, would prohibit the payment of any dividends to the Company by the subsidiaries of the Company (including Guarantor Subsidiaries) in the event of a default under the terms of the Credit Facility.

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995


O.     SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                                   DECEMBER 31, 1997
                                       ---------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                       ---------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents             $    3,103   $      469      $     816                      $    4,388
   Accounts receivable, net                      77       19,402          6,656       $      (389)       25,746
   Inventories, net                                       17,455          4,628                          22,083
   Deferred income taxes                        890        1,545            398                           2,833
   Other current assets                         142          560            734               (61)        1,375
                                       ---------------------------------------------------------------------------
Total current assets                          4,212       39,431         13,232              (450)       56,425

Investment in subsidiaries                      790        4,971                           (5,761)
Inter-company advances, net                 132,490        1,300             11          (133,801)
Property, plant and equipment                             46,115          6,365                          52,480
Intangible assets                               231       56,308                                         56,539
Other assets                                  1,675        7,297            445            (1,775)        7,642
                                       ---------------------------------------------------------------------------
TOTAL ASSETS                             $  139,398   $  155,422      $  20,053       $  (141,787)   $  173,086
                                       ===========================================================================
LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                   $    7,490      $   3,213       $      (334)   $   10,369
   Short term borrowings                                                  1,744                           1,744
   Accrued compensation                  $       64        7,189            816                           8,069
   Other accrued expenses                    (3,219)       8,582            247              (116)        5,494
   Current portion of long-term debt                       1,432            523                           1,955
                                       ---------------------------------------------------------------------------
Total current liabilities                    (3,155)      24,693          6,543              (450)       27,631

Long-term liabilities:
   Long-term debt                           127,025        2,001          1,167                         130,193
   Deferred income taxes                      5,665          223            434                           6,322
   Other                                                     780          1,031                           1,811
   Inter-company advances, net                2,986      126,683          5,907          (135,576)
                                       ---------------------------------------------------------------------------
Total long-term liabilities                 135,676      129,687          8,539          (135,576)      138,326
                                       ---------------------------------------------------------------------------
Total liabilities                           132,521      154,380         15,082          (136,026)      165,957
Detachable stock warrants, subject
   to put option                              9,300                                                       9,300
Shareholders' equity (deficit)               (2,423)       1,042          4,971            (5,761)       (2,171)
                                       ---------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                $  139,398   $  155,422      $  20,053       $  (141,787)   $  173,086
                                       ===========================================================================

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995


O.     SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                                   DECEMBER 31, 1996
                                       ---------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                       ---------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents             $   25,187   $        5      $     582                      $   25,774
   Accounts receivable, net                     189       10,884          5,710                          16,783
   Inventories, net                                       16,120          4,744                          20,864
   Deferred income taxes                      1,390        1,042                                          2,432
   Other current assets                          67          373            495                             935
                                       ---------------------------------------------------------------------------
Total current assets                         26,833       28,424         11,531                          66,788

Investment in subsidiaries                      775        6,457                      $    (7,232)
Inter-company advances, net                 108,607       19,543                         (128,150)
Property, plant and equipment                             38,394          5,748                          44,142
Intangible assets                               504       39,435                                         39,939
Other                                         1,838        5,318            416                           7,572
                                       ---------------------------------------------------------------------------
TOTAL ASSETS                             $  138,557   $  137,571      $  17,695       $  (135,382)   $  158,441
                                       ===========================================================================
LIABILITIES AND SHAREHOLDERS'
   EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                      $     (157)  $    5,167      $   3,184                      $    8,194
   Accrued compensation                         100        5,856            819                           6,775
   Other accrued expenses                      (719)       2,728            396                           2,405
   Current portion of long-term debt                         289            425                             714
                                       ---------------------------------------------------------------------------
Total current liabilities                      (776)      14,040          4,824                          18,088

Long-term liabilities:
   Long-term debt                           126,375        1,290            804                         128,469
   Deferred income taxes                      2,729        1,057            304                           4,090
   Other                                                   1,272            732                           2,004
   Inter-company advances, net                3,532      120,819          4,574       $  (128,925)
                                       ---------------------------------------------------------------------------
Total long-term liabilities                 132,636      124,438          6,414          (128,925)      134,563
                                       ---------------------------------------------------------------------------
Total liabilities                           131,860      138,478         11,238          (128,925)      152,651
Detachable stock warrants, subject
   to put option                              4,600                                                       4,600
Shareholders' equity (deficit)                2,097         (907)         6,457            (6,457)        1,190
                                       ---------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                $  138,557   $  137,571      $  17,695       $  (135,382)   $  158,441
                                       ===========================================================================

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995


O.     SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                            YEAR ENDED DECEMBER 31, 1997
                                       -------------------------------------------------------------------------
                                                     COMBINED        COMBINED
                                                     GUARANTOR     NON-GUARANTOR
                                         PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       -------------------------------------------------------------------------
Net sales                                            $  138,124      $  20,962                     $  159,086
Cost of sales                                            96,390         17,260                        113,650
                                       -------------------------------------------------------------------------
Gross profit                                             41,734          3,702                         45,436

Expenses:
   Selling, technical and
     administrative expenses                             16,401          2,974                         19,375
   Amortization of intangible assets     $      8         3,859             71                          3,938
   Plant consolidation expense                               50                                            50
                                       -------------------------------------------------------------------------
Total expenses                                  8        20,310          3,045                         23,363
                                       -------------------------------------------------------------------------
(Loss) income from operations                  (8)       21,424            657                         22,073
Interest expense                              650        14,428            484       $    (255)        15,307
Income from equity investees                3,682          (205)                        (3,477)
Expenses from canceled public offering
                                              889                                                         889
Other income                                 (819)         (110)            (2)            255           (676)
                                       -------------------------------------------------------------------------
Income before income taxes
   and extraordinary item                   2,954         6,901            175          (3,477)         6,553
Income taxes                                   80         3,219            380                          3,679
                                       -------------------------------------------------------------------------
NET INCOME (LOSS)                        $  2,874    $    3,682      $    (205)      $  (3,477)    $    2,874
                                       =========================================================================

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995


O.     SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                            YEAR ENDED DECEMBER 31, 1996
                                       -------------------------------------------------------------------------
                                                     COMBINED        COMBINED
                                                     GUARANTOR     NON-GUARANTOR
                                         PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       -------------------------------------------------------------------------
Net sales                                            $  104,262      $  19,735                     $  123,997
Cost of sales                                            76,232         15,652                         91,884
                                       -------------------------------------------------------------------------
Gross profit                                             28,030          4,083                         32,113

Expenses:
   Selling, technical and
     administrative expenses                             13,932          1,536                         15,468
   Amortization of intangible assets                      2,744             62                          2,806
   Plant consolidation expense                            4,028                                         4,028
                                       -------------------------------------------------------------------------
Total expenses                                           20,704          1,598                         22,302
                                       -------------------------------------------------------------------------
Income from operations                                    7,326          2,485                          9,811
Interest expense                         $    650        10,578            369       $    (327)        11,270
(Loss) income from equity investees        (2,422)          710                          1,712
Other (income) expense                     (1,190)           24            473             327           (366)
                                       --------------------------------------------------------------------------
(Loss) income before income taxes
   and extraordinary item                  (1,882)       (2,566)         1,643           1,712         (1,093)
Income taxes (credit)                                      (144)           933                            789
                                       -------------------------------------------------------------------------
(Loss) income before extraordinary
   item                                    (1,882)       (2,422)           710           1,712         (1,882)
Extraordinary item--write-off of
   deferred financing costs, net of
   income taxes                            (1,196)                                                     (1,196)
                                       -------------------------------------------------------------------------

NET (LOSS) INCOME                        $ (3,078)   $   (2,422)     $     710       $   1,712     $   (3,078)
                                       =========================================================================

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995


O.     SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                            YEAR ENDED DECEMBER 31, 1995
                                       -------------------------------------------------------------------------
                                                     COMBINED        COMBINED
                                                     GUARANTOR     NON-GUARANTOR
                                         PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       -------------------------------------------------------------------------

Net sales                                            $   76,570      $   8,073                     $   84,643
Cost of sales                                            54,391          6,773                         61,164
                                       -------------------------------------------------------------------------
Gross profit                                             22,179          1,300                         23,479

Expenses:
   Selling, technical and
     administrative expenses                             11,013            562                         11,575
   Amortization of intangible assets                      1,924                                         1,924
                                       -------------------------------------------------------------------------
Total expenses                                           12,937            562                         13,499
                                       -------------------------------------------------------------------------
Income from operations                                    9,242            738                          9,980
Interest expense                         $    325         7,146            119       $    (267)         7,323
Income from equity investees                1,099           281                         (1,380)
Other (income) expense, net                  (420)         (241)           264             267           (130)
                                       -------------------------------------------------------------------------
Income before income taxes and
   minority interest                        1,194         2,618            355          (1,380)         2,787
Income taxes                                              1,519             74                          1,593
Minority interest                             432                                                         432
                                       -------------------------------------------------------------------------

NET INCOME                               $    762    $    1,099      $     281       $  (1,380)    $      762
                                       =========================================================================

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995


O.     SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                             YEAR ENDED DECEMBER 31, 1997
                                       --------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       --------------------------------------------------------------------------
Net cash and cash equivalents
   provided by operating activities      $    5,131   $    8,013      $     845                     $   13,989

Cash flows from investing activities:
   Purchase of Hutchinson Foundry
     Products Company                       (10,639)                                                   (10,639)
   Purchase of Sinterloy Corp.              (16,419)                                                   (16,419)
   Purchase of property, plant and
     equipment                                            (6,618)        (1,719)                        (8,337)
   Other                                        163                                                        163
                                       --------------------------------------------------------------------------
Net cash and cash equivalents
   used in investIng activities             (26,895)      (6,618)        (1,719)                       (35,232)

Cash flows from financing activities:
   Proceeds from borrowings                   1,150                       1,818                          2,968
   Payments on long-term debt                (1,150)        (366)          (710)                        (2,226)
   Deferred financing costs                                 (565)                                         (565)
   Payment of preferred stock dividend         (320)                                                      (320)
                                       --------------------------------------------------------------------------
Net cash and cash equivalents (used
   in) provided by financing                   (320)        (931)         1,108                           (143)
   activities
                                       --------------------------------------------------------------------------
Net (decrease) increase in cash and
   cash equivalents                         (22,084)         464            234                        (21,386)
Cash and cash equivalents,
   at beginning of period                    25,187            5            582                         25,774
                                       --------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
   AT END OF PERIOD                      $    3,103   $      469      $     816                     $    4,388
                                       ==========================================================================

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995


O.     SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                             YEAR ENDED DECEMBER 31, 1996
                                       --------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       --------------------------------------------------------------------------

Net cash and cash equivalents (used
   in) provided by operating             $        96  $    3,664      $   2,106                     $    5,866
   activities

Cash flows from investing activities:
   Purchase of property, plant and
     equipment                                            (6,247)        (2,028)                        (8,275)
   Other                                                     162                                           162
                                       --------------------------------------------------------------------------
Net cash and cash equivalents
   used in investIng activities                           (6,085)        (2,028)                        (8,113)

Cash flows from financing activities:
   Proceeds from borrowings                 178,901        1,966            506                        181,373
   Payments on long-term debt              (149,314)        (164)          (287)                      (149,765)
   Deferred financing costs                  (4,678)                                                    (4,678)
   Payment of preferred stock dividend         (226)                                                      (226)
   Other                                                     546                                           546
                                       --------------------------------------------------------------------------
Net cash and cash equivalents
   provided by financing activities          24,683        2,348            219                         27,250
                                       --------------------------------------------------------------------------
Net increase in cash and cash
   equivalents                               24,779          (73)           297                         25,003
Cash and cash equivalents,
   at beginning of period                       408           78            285                            771
                                       --------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
   AT END OF PERIOD                      $   25,187   $        5      $     582                     $   25,774
                                       ==========================================================================

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995


O.     SUPPLEMENTAL GUARANTOR INFORMATION--CONTINUED

                                                             YEAR ENDED DECEMBER 31, 1995
                                       --------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       --------------------------------------------------------------------------

Net cash and cash equivalents
   provided by operating activities      $   3,934    $    2,738      $   1,041                     $    7,713

Cash flows from investing activities:
   Purchase of net assets of Wellman,
     net of cash acquired                  (61,607)                                                    (61,607)
   Purchase of property, plant and
     equipment                                            (3,145)          (636)                        (3,781)
   Loans to shareholders                    (2,000)                                                     (2,000)
                                       --------------------------------------------------------------------------
Net cash and cash equivalents
   used in investing activities            (63,607)       (3,145)          (636)                       (67,388)

Cash flows from financing activities:
   Proceeds from borrowings                102,000                                                     102,000
   Payments on long-term debt              (30,606)                        (120)                       (30,726)
   Net borrowings under revolving
     credit lines                           (1,280)                                                     (1,280)
   Purchase of warrants                     (7,000)                                                     (7,000)
   Deferred financing costs                 (2,799)                                                     (2,799)
   Payment of preferred stock dividend        (326)                                                       (326)
   Other                                                    (121)                                         (121)
                                       --------------------------------------------------------------------------
Net cash and cash equivalents
   provided by (used in) financing
   activities                               59,989          (121)          (120)                        59,748
                                       --------------------------------------------------------------------------
Net increase (decrease) in cash and
   cash equivalents                            316          (528)           285                             73
Cash and cash equivalents,
   at beginning of period                       92           606                                           698
                                       --------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
   AT END OF PERIOD                      $     408    $       78      $     285                     $      771
                                       ==========================================================================

                               Hawk Corporation
                  Notes to Consolidated Financial Statements
                 Years Ended December 31, 1997, 1996 and 1995


P.     INCREASE IN AUTHORIZED SHARES AND STOCK SPLIT

On January 12, 1998, the Company amended its Certificate of Incorporation to increase the authorized shares of Class A and Class B common stock to 75,000,000 and 10,000,000, respectively. In addition, on January 9, 1998, the board of directors declared a 3.2299-for-one split of the Company's Class A and Class B common stock effective in the form of a stock dividend to holders of record on January 16, 1998. Accordingly all numbers of common shares and per share data have been restated to reflect the stock split. The par value of the additional shares of common stock to be issued in connection with the stock split will be credited to common stock and a like amount charged to additional paid-in capital in the first quarter of 1998.