Form 10-Q
period 1998-03-31
HAWK CORP
filed 1998-05-07
CIK 849240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of the date of this report, the Registrant had the following number of shares of common stock outstanding:

               Class A Common Stock, $0.01 par value:       4,663,957
    Class B Non-Voting Common Stock, $0.01 par value:       None (0)


                                      INDEX

                                                                              PAGE
                                                                              ----

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements (Unaudited)                             3

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations               18

          Item 3.  Quantitative and Qualitative Disclosures about
                   Market Risk                                                 21



PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                           21

          Item 4.  Submission of Matters to a Vote of Security Holders         21

          Item 6.  Exhibits and Reports on Form 8-K                            22


SIGNATURES                                                                     23

PART I.       FINANCIAL INFORMATION

ITEM I.           FINANCIAL STATEMENTS (UNAUDITED)


                                HAWK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                 MARCH 31, 1998           DECEMBER 31, 1997
                                                                                  (UNAUDITED)                  (NOTE)
                                                                                  -----------                  ------

ASSETS
Current assets:
   Cash and cash equivalents                                                      $     6,592             $     4,388
   Accounts receivable, less allowance of $382 & $321, respectively                    30,092                  25,746
   Inventories                                                                         22,131                  22,083
   Deferred income taxes                                                                2,822                   2,833
   Other current assets                                                                 1,721                   1,375
                                                                                  -----------             -----------
       Total current assets                                                            63,358                  56,425

Property, plant & equipment:
   Land                                                                                 1,199                   1,218
   Buildings and improvements                                                          10,875                  10,877
   Machinery and equipment                                                             58,086                  57,104
   Furniture and fixtures                                                               2,524                   2,326
   Construction in progress                                                             4,207                   1,914
                                                                                  -----------             -----------
                                                                                       76,891                  73,439
   Less accumulated depreciation                                                       22,674                  20,959
                                                                                  -----------             -----------
       Total property, plant and equipment                                             54,217                  52,480

Other assets:
   Intangible assets                                                                   55,775                  56,539
   Net assets held for sale                                                             3,604                   3,604
   Shareholder notes                                                                    1,673                   1,675
   Other                                                                                2,219                   2,363
                                                                                  -----------             -----------
       Total other assets                                                              63,271                  64,181

Total assets                                                                      $   180,846                $173,086
                                                                                  ===========                ========

                                HAWK CORPORATION
                   CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                MARCH 31, 1998         DECEMBER 31, 1997
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                                    (UNAUDITED)               (NOTE)
                                                                                  -----------               ------
Current liabilities:
   Accounts payable                                                              $     14,085            $     10,369
   Short term borrowings                                                                1,775                   1,744
   Accrued compensation                                                                 5,556                   8,069
   Other accrued expenses                                                              10,043                   5,494
   Current portion of long-term debt                                                    1,399                   1,955
                                                                                 ------------            ------------
       Total current liabilities                                                       32,858                  27,631

Long-term liabilities:
   Long-term debt                                                                     129,776                 130,193
   Deferred income taxes                                                                6,302                   6,322
   Other                                                                                1,806                   1,811
                                                                                 ------------            ------------
       Total long-term liabilities                                                    137,884                 138,326

Detachable stock warrants, subject to put option                                        9,300                   9,300

Shareholders' equity (deficit):
   Preferred stock                                                                          1                       1
   Class A common stock, $.01 par value; 75,000,000 shares
       authorized, 4,663,957 issued and outstanding                                        47                      14
   Class B common stock, $.01 par value, 10,000,000 shares
       authorized, none issued or outstanding
Additional paid-in capital                                                              1,931                   1,964
Retained earnings (deficit)                                                               113                  (3,120)
Accumulated other comprehensive income (loss)                                          (1,288)                 (1,030)
                                                                                 ------------            -------------
       Total shareholders' equity (deficit)                                               804                  (2,171)

Total liabilities and shareholders' equity (deficit)                             $    180,846            $    173,086
                                                                                 ============            ============


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                                HAWK CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                 ------------------------------------
                                                                                     1998                     1997
                                                                                     ----                    -----
Net sales                                                                        $     49,978            $     36,884
Cost of sales                                                                          33,787                  26,368
                                                                                 ------------            ------------
Gross profit                                                                           16,191                  10,516

Selling, technical and administrative expenses                                          5,703                   4,554
Amortization of intangibles                                                               899                     829
                                                                                 ------------            ------------
Total expenses                                                                          6,602                   5,383

Income from operations                                                                  9,589                   5,133
Interest expense                                                                        3,824                   3,679
Other (income) expense, net                                                                 4                    (250)
                                                                                 ------------            -------------
Income before income taxes                                                              5,761                   1,704

Income taxes                                                                            2,448                     806
                                                                                 ------------            ------------

Net income                                                                       $      3,313            $        898
                                                                                 ============            ============

Earnings per share:
     Basic earnings per share:                                                    $       .69            $        .18
                                                                                  ===========            ============

     Diluted earnings per share:                                                  $       .57            $        .14
                                                                                  ===========            ============


See notes to consolidated financial statements.

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                 ------------------------------------
                                                                                       1998                 1997
                                                                                       ----                 ----
Cash flows from operating activities:
Net income                                                                       $      3,313            $        898
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                                        2,638                   2,427
   Accretion of discount on debt                                                          163                     163
Changes in operating assets and liabilities, net:
   Accounts receivable                                                                 (4,555)                 (5,097)
   Inventories                                                                           (154)                 (1,871)
   Other assets                                                                          (367)                   (953)
   Accounts payable                                                                     3,800                     859
   Other liabilities                                                                    2,101                      44
                                                                                 ------------            ------------
Net cash provided by (used in) operating activities                                     6,939                  (3,530)
Cash flows from investing activities:
   Purchase of Hutchinson                                                                                     (10,368)
   Purchases of property, plant and equipment                                          (3,658)                 (1,194)
   Payments received on shareholder notes                                                   2                      63
                                                                                 ------------            ------------
   Net cash used in investing activities                                               (3,656)                (11,499)

Cash flows from financing activities:
   Proceeds from borrowings on short-term debt                                             87
   Payments on long-term debt                                                          (1,086)                   (325)
   Deferred financing costs                                                                                       227
   Payments of preferred stock dividends                                                  (80)                    (80)
   Other                                                                                                           68
                                                                                 ------------            ------------
   Net cash used in financing activities                                               (1,079)                   (110)

Net increase (decrease) in cash and cash equivalents                                    2,204                 (15,139)
Cash and cash equivalents at beginning of period                                        4,388                  25,774
                                                                                 ------------            ------------

Cash and cash equivalents at end of period                                       $      6,592            $     10,635
                                                                                 ============            ============


See notes to consolidated financial statements.

                                HAWK CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for Hawk Corporation (the "Company") for the year ended December 31, 1997.

The Company designs, engineers, manufactures and markets specialized components, principally made from powder metals, used in a wide variety of aerospace, industrial and commercial applications.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and also include, effective August 1, 1997, the accounts of Sinterloy Corporation. (See Note 4). All significant inter-company accounts and transactions have been eliminated in the accompanying financial statements.


NOTE 2 - COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise classify items of other comprehensive income, as defined therein, by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted SFAS No. 130 in the first quarter of 1998. The principal difference between net income as historically reported in the consolidated statements of income and comprehensive income is foreign currency translation recorded in shareholders' equity. Comprehensive income is as follows:


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                      ----------------------------
                                                         1998              1997
                                                         ----              ----

              Net income                              $    3,313        $      898
              Foreign currency translation                  (258)             (854)
                                                      ----------        ----------
              Comprehensive income                    $    3,055        $       44
                                                      ==========        ==========

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The major components of inventories are as follows:

                                                               MARCH 31,      DECEMBER 31,
                                                                 1998             1997
                                                                 ----             ----

            Raw materials and work-in-process                $   19,435        $   18,690
            Finished products                                     4,169             4,722
            Inventory reserves                                   (1,473)           (1,329)
                                                             ----------        ----------
                                                             $   22,131        $   22,083
                                                             ==========        ==========


NOTE 4 - ACQUISITIONS

On August 1, 1997 the Company, through a wholly owned subsidiary, acquired substantially all the assets (except cash) and assumed certain liabilities of Sinterloy, Inc. for $16,400 in cash. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of the assets less the assumed liabilities in the amount of $11,400 is being amortized over 30 years and is included in intangible assets. The results of operations of Sinterloy are included in the Company's consolidated statements of income since the date of acquisition.

The following proforma unaudited consolidated results of operations for the three months ended March 31, 1997 give effect to the above acquisition as though it had occurred on January 1, 1997 and include certain adjustments, such as additional amortization expense as a result of goodwill, increased depreciation expense as a result of the write-up of certain machinery and equipment to its fair value and increased interest expense related to debt incurred for the acquisition.

                                                             THREE MONTHS ENDED
                                                               MARCH 31, 1997
                                                               --------------
                         Net sales                                $40,684
                                                                  =======

                         Net income                               $ 1,662
                                                                  =======

                         Basic earnings per share                 $   .34
                                                                  =======

                         Diluted earnings per share               $   .28
                                                                  =======



Proforma net sales, net income and earnings per share are not necessarily indicative of the net sales, net income and earnings per share that would have occurred had the acquisition been made at the beginning of the respective year or the results which may occur in the future.

NOTE 5 - LONG-TERM DEBT

In November 1996, the Company issued $100,000 in Senior Notes due on December 1, 2003, unless previously redeemed, at the Company's option, in accordance with the terms of the Notes. Interest is payable semi-annually on June 1 and December 1 of each year commencing June 1, 1997, at a fixed rate of 10.25%. Substantially all of the Senior Notes were exchanged for the Exchange Notes on April 21, 1997. The terms of the Exchange Notes are identical in all material respects to the terms of the Senior Notes, except that the Exchange Notes are freely transferable with certain limited exceptions by their holders. The Exchange Notes are fully and unconditionally guaranteed on a joint and several basis by each of the direct or indirect wholly-owned domestic subsidiaries of the Company (Guarantor Subsidiaries). The Exchange Notes and the Senior Notes are hereinafter collectively referred to as the "Senior Notes." (See Note 10).


NOTE 6 - DETACHABLE STOCK WARRANTS, SUBJECT TO PUT OPTION

For financial reporting purposes at June 30, 1995, the fair value of the warrants, including the put option, was estimated to be $4,600 and classified as detachable stock warrant, subject to put option on the accompanying balance sheets. The resulting discount is being amortized over the life of the debt as non-cash, imputed interest. The discount is based on an effective interest rate of 14.2%. Adjustments to the carrying value of the detachable stock warrants are determined by management based on revisions to the estimated present value of the future fair market value of the Company, with a corresponding charge or credit to retained earnings. At March 31, 1998 and at December 31, 1997, the carrying value of the warrants, including the put option, was $9,300.


NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. This statement does not change the recognition of measurement of pension and postretirement benefits plans, but standardizes disclosure requirements for pensions and other postretirement benefits, eliminates certain disclosures and requires certain additional information. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997.

NOTE 8 - INCREASE IN AUTHORIZED SHARES AND STOCK SPLIT

On January 12, 1998, the Company amended its Certificate of Incorporation to increase the authorized shares of Class A and Class B Common Stock to 75,000,000 and 10,000,000 respectively. In addition, on January 12, 1998, the board of directors declared a 3.2299-for-one split of the Company's Class A and

Class B Common Stock in the form of a stock dividend distributed to the holders of record on January 12, 1998. Accordingly all number of the common shares and per share data have been restated to reflect the stock split. The par value of the additional shares of common stock to be issued in connection with the stock split has been credited to common stock and a like amount charged to additional paid in capital in the first quarter of 1998.


NOTE 9 - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 replaced the previously reported primary and fully-diluted earnings per share with basic earnings per share and diluted earnings per share. As required, the Company adopted SFAS No. 128 in the fourth quarter of 1997. Prior amounts have been restated to comply with SFAS No. 128 and give effect to the stock split discussed in Note 8.

Basic and dilutive earnings per share is computed as follows:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          --------------------------------
                                                               1997           1998
                                                          --------------------------------

Net income                                                   $    898       $  3,313
Less:  Preferred stock dividends                                   80             80
                                                          --------------------------------


Net income attributable to common shareholders               $    818       $  3,233
                                                          ================================

Weighted average shares:
   Basic:
     Basic weighted average shares                              4,664          4,664
                                                          ================================

   Diluted:
     Basic from above                                           4,664          4,664
     Effect of warrant conversion                               1,024          1,024
                                                          --------------------------------
     Diluted weighted average shares                            5,688          5,688
                                                          ================================

Earnings per share:
     Basic earnings per share                                $    .18       $    .69
                                                          ================================

     Diluted earnings per share                              $    .14       $    .57
                                                          ================================

NOTE 10 - SUPPLEMENTAL GUARANTOR INFORMATION

As discussed in Note 5, each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis the obligation to pay principal, premium, if any, and interest with respect to the Senior Notes. The Guarantor Subsidiaries are direct, wholly-owned subsidiaries of the Company.

The following supplemental unaudited consolidating condensed financial statements present:

         1. Consolidating condensed balance sheets as of March 31, 1998 and December 31, 1997, consolidating condensed statements of income for the three months ended March 31, 1998 and 1997 and consolidating condensed statements of cash flows for the three months ended March 31, 1998 and 1997.

         2. Hawk Corporation (Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries (consisting of the Company's subsidiaries in Canada and Italy) with their investments in subsidiaries accounted for using the equity method.

         3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Management does not believe that separate financial statements of the Guarantor Subsidiaries of the Senior Notes are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented. The Company's Revolving Credit Facility contains covenants that, among other things, would prohibit the payment of any dividends to the Company by the subsidiaries of the Company (including Guarantor Subsidiaries) in the event of a default under the terms of the Revolving Credit Facility.


                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)


                                                                           MARCH 31, 1998
                                      ---------------------------------------------------------------------------------------
                                                          COMBINED            COMBINED
                                                          GUARANTOR         NON-GUARANTOR
                                         PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS        CONSOLIDATED
                                         ------         ------------        ------------     ------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                 5,625              130                 837                                6,592
  Accounts receivable, net                    639           22,856               7,015                (418)          30,092
  Inventories, net                                          17,826               4,305                               22,131
  Deferred income taxes                     2,435                                  387                                2,822
  Other current assets                        229              620                 915                 (43)           1,721
                                      -----------      -----------         -----------         ------------     -----------
Total current assets                        8,928           41,432              13,459                (461)          63,358
Other assets:
  Investment in subsidiaries                  790            5,329                                  (6,119)
  Inter-company advances, net             137,778            1,442                 (14)           (139,206)
  Property, plant and equipment                             47,697               6,520                               54,217
  Intangible assets                           229           55,546                                                   55,775
  Other                                     1,673            7,150                 448              (1,775)           7,496
                                      -----------      -----------         -----------         ------------     -----------
Total assets                          $   149,398      $   158,596         $    20,413         $  (147,561)     $   180,846
                                      ===========      ===========         ===========         ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                    $       581      $    11,074         $     2,848         $      (418)     $    14,085
  Short term borrowings                                                          1,775                                1,775
  Accrued compensation                         64            4,549                 943                                5,556
  Other accrued expenses                    6,122            3,680                 345                (104)          10,043
  Current portion of long-term debt                            906                 493                                1,399
                                      -----------      -----------         -----------         -----------      -----------
Total current liabilities                   6,767           20,209               6,404                (522)          32,858
Long-term liabilities:
  Long-term debt                          127,188            1,456               1,132                              129,776
  Deferred income taxes                     5,888                                  414                                6,302
  Other                                                        776               1,030                                1,806
  Inter-company advances, net               3,040          131,776               6,104            (140,920)
                                      -----------      -----------         -----------         ------------     -----------
Total long-term liabilities               136,116          134,008               8,680            (140,920)         137,884

Total liabilities                         142,883          154,217              15,084            (141,442)         170,742

Detachable stock warrants,
  subject to put option                     9,300                                                                     9,300
Shareholders' equity (deficit)             (2,785)           4,379               5,329              (6,119)             804
                                      ------------     -----------         -----------         ------------     -----------
Total liabilities and
  shareholders' equity                $   149,398      $   158,596         $    20,413         $  (147,561)     $   180,846
                                      ===========      ===========         ===========         ===========      ===========


                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)


                                                                          DECEMBER 31, 1997
                                      ---------------------------------------------------------------------------------------
                                                          COMBINED            COMBINED
                                                          GUARANTOR         NON-GUARANTOR
                                         PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS        CONSOLIDATED
                                         ------         ------------        ------------     ------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents           $     3,103      $       469         $       816                          $     4,388
  Accounts receivable, net                     77           19,402               6,656         $       (389)         25,746
  Inventories, net                                          17,455               4,628                               22,083
  Deferred income taxes                       890            1,545                 398                                2,833
  Other current assets                        142              560                 734                 (61)           1,375
                                      -----------      -----------         -----------         ------------     -----------
Total current assets                        4,212           39,431              13,232                (450)          56,425
Other assets:
  Investment in subsidiaries                  790            4,971                                  (5,761)
  Inter-company advances, net             132,490            1,300                  11            (133,801)
  Property, plant and equipment                             46,115               6,365                               52,480
  Intangible assets                           231           56,308                                                   56,539
  Other                                     1,675            7,297                 445              (1,775)           7,642
                                      -----------      -----------         -----------         ------------     -----------
Total assets                          $   139,398      $   155,422         $    20,053         $  (141,787)     $   173,086
                                      ===========      ===========         ===========         ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)
Current liabilities:
  Accounts payable                                     $     7,490         $     3,213         $      (334)     $    10,369
  Short term borrowings                                                          1,744                                1,744
  Accrued compensation                $        64            7,189                 816                                8,069
  Other accrued expenses                   (3,219)           8,582                 247                (116)           5,494
  Current portion of long-term debt                          1,432                 523                                1,955
                                      -----------      -----------         -----------         -----------      -----------
Total current liabilities                  (3,155)          24,693               6,543                (450)          27,631

Long-term liabilities:
  Long-term debt                          127,025            2,001               1,167                              130,193
  Deferred income taxes                     5,665              223                 434                                6,322
  Other                                                        780               1,031                                1,811
  Inter-company advances, net               2,986          126,683               5,907            (135,576)
                                      -----------      -----------         -----------         -----------      -----------
Total long-term liabilities               135,676          129,687               8,539            (135,576)         138,326
                                      -----------      -----------         -----------         -----------      -----------

Total liabilities                         132,521          154,380              15,082            (136,026)         165,957

Detachable stock warrants,
  subject to put option                     9,300                                                                     9,300
Shareholders' equity (deficit)             (2,423)           1,042               4,971              (5,761)          (2,171)
                                      ------------     -----------         -----------         ------------     ------------
Total liabilities and
  shareholders' equity                $   139,398      $   155,422         $    20,053         $  (141,787)     $   173,086
                                      ===========      ===========         ===========         ===========      ===========

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)


                                                                    THREE MONTHS ENDED MARCH 31, 1998
                                      --------------------------------------------------------------------------------------
                                                          COMBINED            COMBINED
                                                          GUARANTOR         NON-GUARANTOR
                                         PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                        -------         ------------        -------------    ------------       ------------

Net sales                                              $    44,243         $     5,735                          $    49,978
Cost of sales                                               29,084               4,703                               33,787
                                                       -----------         -----------                          -----------
Gross profit                                                15,159               1,032                               16,191

Expenses:
  Selling, technical and
    administrative expenses                                  5,057                 646                                5,703
  Amortization of intangible assets   $         2              897                                                      899
                                      -----------      -----------         -----------         -----------      -----------
Total expenses                                  2            5,954                 646                                6,602
                                      -----------      -----------         -----------         -----------      -----------
Income (loss) from operations                  (2)           9,205                 386                                9,589

Interest expense                              162            3,604                 122         $       (64)           3,824
Income from equity investees                3,286              213                                  (3,499)
Other (income) expense, net                  (202)             126                  16                  64                4
                                      ------------     -----------         -----------         -----------      -----------
Income before income taxes                  3,324            5,688                 248              (3,499)           5,761
Income taxes                                   11            2,402                  35                                2,448
                                      -----------      -----------         -----------         -----------      -----------
Net income                            $     3,313      $     3,286         $       213         $    (3,499)     $     3,313
                                      ===========      ===========         ===========         ===========      ===========

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)


                                                                    THREE MONTHS ENDED MARCH 31, 1997
                                      ---------------------------------------------------------------------------------------
                                                          COMBINED            COMBINED
                                                          GUARANTOR         NON-GUARANTOR
                                         PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS        CONSOLIDATED
                                         ------         ------------        ------------     ------------        ------------

Net sales                                              $    32,821         $     5,012         $      (949)     $    36,884
Cost of sales                                               23,201               4,116                (949)          26,368
                                      -----------      -----------         -----------         -----------      -----------
Gross profit                                                 9,620                 896                               10,516

Expenses:
  Selling, technical and
    administrative expenses                                  4,044                 510                                4,554
  Amortization of intangible assets   $         2              827                                                      829
                                      -----------      -----------         -----------         -----------      -----------
Total expenses                                  2            4,871                 510                                5,383
                                      -----------      -----------         -----------         -----------      -----------
Income (loss) from operations                  (2)           4,749                 386                                5,133

Interest expense, net                         162            3,421                  96                                3,679
Income from equity investees                  832              109                                    (941)
Other (income) expense, net                  (274)            (139)                163                                 (250)
                                      -----------      -----------         -----------         -----------      -----------
Income before income taxes                    942            1,576                 127                (941)           1,704
Income taxes                                   44              744                  18                                  806
                                      -----------      -----------         -----------         -----------      -----------
Net income                            $       898      $       832         $       109         $      (941)     $       898
                                      ===========      ===========         ===========         ===========      ===========


                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                      STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                          THREE MONTHS ENDED MARCH 31, 1998
                                                       ---------------------------------------------------------------------
                                                                              COMBINED         COMBINED
                                                                              GUARANTOR      NON-GUARANTOR
                                                           PARENT           SUBSIDIARIES     SUBSIDIARIES       CONSOLIDATED
                                                           ------           ------------     -------------      ------------
Net cash provided by
  operating activities                                 $     2,600         $     3,751         $       588      $     6,939
Cash flows from investing activities:
  Purchase of property, plant and
    equipment                                                                   (3,019)               (639)          (3,658)
  Other                                                          2                                                        2
                                                       ------------        -----------         -----------      ------------
Net cash provided by (used in)
   investing activities                                          2              (3,019)               (639)          (3,656)
Cash flows from financing activities:
  Proceeds from borrowings of
    short-term debt                                                                                     87               87
  Payments on long-term debt                                                    (1,071)                (15)          (1,086)
  Payment of preferred stock dividend                          (80)                                                     (80)
                                                       ------------        -----------         -----------      ------------
Net cash (used in) provided by
  financing activities                                         (80)             (1,071)                 72           (1,079)

Net increase (decrease) in cash and
  cash equivalents                                           2,522                (339)                 21            2,204

Cash and cash equivalents
  at beginning of period                                     3,103                 469                 816            4,388
                                                       -----------         -----------         -----------      -----------
Cash and cash equivalents
  at end of the period                                 $     5,625         $       130         $       837      $     6,592
                                                       ===========         ===========         ===========      ===========

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                       STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                           THREE MONTHS ENDED MARCH 31, 1997
                                                       ----------------------------------------------------------------------
                                                                              COMBINED         COMBINED
                                                                              GUARANTOR      NON-GUARANTOR
                                                           PARENT           SUBSIDIARIES     SUBSIDIARIES        CONSOLIDATED
                                                           ------           ------------     ------------        ------------
Net cash (used in) provided by
  operating activities                                 $    (4,225)        $       519         $       176      $    (3,530)

Cash flows from investing activities:
  Purchase of Hutchinson                                   (10,368)                                                 (10,368)
  Purchase of property, plant and
    equipment                                                                     (648)               (546)          (1,194)
  Payments on shareholder loans                                 63                                                       63
                                                       -----------         -----------         -----------      -----------
Net cash used in investing activities                      (10,305)               (648)               (546)         (11,499)

Cash flows from financing activities:
  Payments on long-term debt                                                      (168)               (157)            (325)
  Deferred financing costs                                                         227                                  227
  Payment of preferred stock dividend                          (80)                                                     (80)
  Other                                                                             68                                   68
                                                       -----------         -----------         -----------      -----------
Net cash (used in) provided by
  financing activities                                         (80)                127                (157)            (110)
                                                       ------------        -----------         ------------     ------------

Net decrease in cash and
  cash equivalents                                         (14,610)                 (2)               (527)         (15,139)

Cash and cash equivalents
  at beginning of period                                    25,187                   5                 582           25,774
                                                       -----------         -----------         -----------      -----------

Cash and cash equivalents
  at end of period                                     $    10,577         $         3         $        55      $    10,635
                                                       ===========         ===========         ===========      ===========

NOTE 11 - CONTINGENCIES

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

GENERAL

         Hawk designs, engineers, manufactures and markets specialized components, principally made from powder metals, used in a wide variety of aerospace, industrial and commercial applications. The Company is a leading worldwide supplier of friction products for brakes, clutches and transmissions used in aerospace, industrial and specialty applications. Friction products represented 62.4% of Company sales in the first three months of 1998. Hawk is also a leading supplier of powder metal components for industrial applications, including pump, motor and transmission elements, gears, pistons and anti-lock brake sensor rings. In addition, the Company designs and manufactures die cast aluminum rotors for small electric motors used in appliances, business machines and exhaust fans. The Company focuses on manufacturing products requiring sophisticated engineering and production techniques for applications in markets where it has achieved a significant market share.

         Since its formation in 1989, Hawk has pursued a strategic growth plan by making complementary acquisitions and broadening its customer base. All these acquisitions were accounted for under the purchase method of accounting, with the purchase price allocated to the estimated fair market value of the assets acquired and liabilities assumed. In the acquisitions, any excess of the purchase price paid over the estimated fair value of the net assets acquired was allocated to goodwill, which resulted in approximately $41.1 million of goodwill reflected on the March 31, 1998 balance sheet. The annual amortization of goodwill will result in non-cash charges to future operations of approximately $1.8 million per year (of which the majority of such amortization is deductible for tax purposes) based on amortization periods ranging from 15 to 40 years.


Year 2000 Compliance
--------------------

         The Company is addressing the Year 2000 compliance issue with a corporate-wide initiative led by the Company's Manager of Information Technology and involving coordinators for each Company location. The initiative includes the identification of affected software, the development of a plan for correcting that software in the most effective manner and the implementation and monitoring of the implemented plan. In most instances, the Company will replace or upgrade older software with new programs or systems which will handle the year 2000 and beyond. Although the timing of these replacements is influenced by Year 2000 compliance, in most instances they will involve capital expenditures that would have occurred in the normal course of business in any event. The Company expects that most of the modifications and replacements will be in place before mid-1999.

         Given the information available at this time, the Company currently anticipates that the amount that the Company will spend to modify or replace software in order to remediate the Year 2000 issue should not have a material adverse effect on the Company's business, financial conditions or results of operations.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Net Sales. Sales increased by $13.1 million, or 35.5%, to $50.0 million in the first quarter of 1998 from $36.9 million in the comparable quarter of 1997. The sales increase was attributable to the acquisition of Sinterloy in August 1997 and strong customer demand in all of the Company's product lines. Sales attributed to Sinterloy in the first quarter of 1998 were $5.4 million, or 41.2%, of the net sales increase.

         Sales of friction products increased by $5.4 million, or 21.0%, to $31.2 million in the first quarter of 1998 from $25.8 million in the comparable period of 1997. The Company experienced increased sales activity in all of the markets it serves, led by strength in the aerospace market.

         Sales in the Company's powder metal lines, exclusive of Sinterloy, increased by $2.2 million, or 36.5%, to $8.2 million in the first three months of 1998 from $6.0 million in the comparable period of 1997.

         Gross Profit. Gross profit increased by $5.7 million, or 53.9%, to $16.2 million in the first quarter of 1998 from $10.5 million in the comparable period of 1997. The gross profit margin increased to 32.4% in the first quarter of 1998 from 28.5% in the comparable period in 1997. The increase was primarily attributable to continuing benefits from the 1996 plant consolidation, the inclusion of Sinterloy in the 1998 results, increased sales and favorable product mix.

         Selling, Technical and Administrative ("ST&A") Expenses. ST&A expenses increased by $1.1 million, or 25.2%, to $5.7 million in the first quarter of 1998 from $4.6 million in the comparable period of 1997. As a percentage of sales, ST&A expenses decreased to 11.4% in the first quarter of 1998 from 12.3% in the comparable quarter of 1997. This decrease was primarily attributable to the increased revenues achieved in the first quarter of 1998. During the first quarter of 1998, the Company spent $0.8 million on product research and development, an increase of 6.8% from amounts spent in the first quarter of 1997.

         Income from Operations. Income from operations increased by $4.5 million, or 86.8%, to $9.6 million in the first quarter of 1998, from $5.1 million in the comparable period of 1997. This increase was achieved as a result of the acquisition of Sinterloy, increased sales and favorable product mix.

         Interest Expense. Interest expense increased $0.1 million, or 3.9%, to $3.8 million in the first quarter of 1998 from $3.7 million in the comparable period in 1997.

         Income Taxes. The provision for income taxes increased to $2.4 million in the first quarter of 1998 from $0.8 million for the comparable period in 1997, reflecting the increase in pre-tax income for the period.

         Net Income. As a result of the factors noted above, net income increased by $2.4 million, or 268.9%, to $3.3 million in the first quarter of 1998 from $0.9 million in the comparable quarter of 1997.

Liquidity and Capital Resources
-------------------------------

         As a result of the recent acquisitions by the Company and the issuance of the Senior Notes, the Company has, and will continue to have, substantial indebtedness. The Company will therefore be required to use a substantial portion of its cash flow from operations for the payment of interest expense on indebtedness. In the first three months of 1998, interest expense was equal to 55.1% of the Company's cash flow from operations.

         The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its $25.0 million Revolving Credit Facility (subject to a borrowing base of a portion of the eligible accounts receivable and inventory). As of March 31, 1998, there were no amounts outstanding under the Revolving Credit Facility. Concurrently with the closing of the proposed initial public offering of the Class A Common Stock, the Company expects to enter into a new $50.0 million Revolving Credit Facility and terminate the existing Revolving Credit Facility.

         As of March 31, 1998 the Company was in compliance with the terms of its indebtedness.

         Net cash provided by operations was $6.9 million for the first quarter of 1998 compared to net cash used of $3.5 million in the comparable period in 1997. This change was primarily a result of increased net income and an improved working capital position as of March 31, 1998.

         Net cash used in investing activities was $3.7 million and $11.5 million for the quarters ending March 31, 1998 and 1997, respectively. The cash used in investing activities in the first quarter of 1998 was used primarily for purchases of property, plant and equipment.

         Net cash used in financing activities was $1.1 million and $0.1 million used in financing activities in the first quarter of 1998 was used primarily to repay outstanding principal on notes issued in connection with the acquisition of Hutchinson.

         The primary uses of capital by the Company are (1) to pay interest on, and to repay principal of, indebtedness, (2) for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product development, and (3) making additional strategic acquisitions of complementary businesses.

         The Company believes that cash flow from operating activities, funds available from the proposed sale of the Company's Class A Common Stock in an initial public offering, and additional funds available under the existing or proposed new Revolving Credit Facility, will be sufficient to meet its currently anticipated operating and capital expenditure requirements and service its indebtedness for the next 12 months. If the Company cannot generate sufficient cash flow from operating activities, complete its initial public offering or borrow under its existing Revolving Credit Facility or the proposed new Revolving Credit Facility to meet such obligations, then the Company may be required to take certain actions, including refinancing all or a portion of its existing debt, selling assets or obtaining additional financing. There is no assurance that any such refinancing or asset sales would be possible or that any additional financing could be obtained.


Forward Looking Statements
--------------------------

         Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about growth of existing markets and its ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing and complete its initial public offering, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to: (1) the effect of the Company's debt service requirements on funds available for operations and future business opportunities and the Company's vulnerability to adverse general economic and industry conditions and competition; (2) the effect of any future acquisitions by the Company on its indebtedness and on the funds available for operations and future business opportunities; (3) the effect of competition by manufacturers using new or different technologies; (4) the effect on the Company's international operations of unexpected changes in regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, fluctuations in currency exchange rates, difficulty in accounts receivable collection and potentially adverse tax consequences; (5) the ability of Company subsidiaries, Hutchinson and S.K. Wellman, to negotiate new agreements with the unions representing certain of their employees, which expire in June 1998 and December 1999, respectively, on terms favorable to the Company or without experiencing work stoppages; (6) the effect of any interruption in the Company's supply of raw materials or a substantial increase in the price of any of the raw materials; (7) the continuity of business relationships with major customers;
(8) the effect of product mix on margins; and (9) and the ability of the Company's products to meet stringent Federal Aviation Administration criteria and testing requirements. Any investor or potential investor in the Company must consider these risks and others that are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Company's Form S-1, as amended (Registration No. 333-40535).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in lawsuits that arise in the ordinary course of its business. In the Company's opinion, the outcome of these matters will not have a material adverse effect on the Company's business, financial condition, or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 9, 1998, the Company held its Annual Meeting of Stockholders. The first matter voted on was the election of Paul R. Bishop, Norman C. Harbert, Byron S. Krantz, Dan T. Moore, III, William J. O'Neill, Jr. and Ronald E. Weinberg as Directors of the Company. Each was re-elected as a Director for a term of one year, each receiving 4,663,957 votes (adjusted for the January 1998 stock split) for election and no votes against or withheld.

         The second proposal was for the approval of the Company's 1997 Stock Option Plan, which would become effective upon the closing of an initial public offering of the Company's Class A Common Stock. The proposal was approved with 4,663,957 votes in favor of the 1997 Stock Option Plan and no votes against. The 1997 Stock Option Plan, as filed with the Securities and Exchange Commission on

December 30, 1997 in the Company's Registration Statement on Form S-1 (Registration No. 333-40535), is hereby incorporated by reference.

         The third proposal was for the approval of the amendment and restatement of the Company's Amended and Restated Certificate of Incorporation (the "Second Amended and Restated Certificate of Incorporation") to increase the number of authorized shares of Class A Common Stock from 2,200,000 to 75,000,000 and Class B Common Stock from 375,000 to 10,000,000 and to make certain other changes that would become effective upon the closing of an initial public offering of the Company's Class A Common Stock. The proposal was approved with 4,663,957 votes in favor of the amendment and restatement and no votes against. The Second Amended and Restated Certificate of Incorporation, as filed with the Securities and Exchange Commission on April 21, 1998 in the Company's Registration Statement on Form S-1 (Registration No. 333-40535), is hereby incorporated by reference.


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits:
                --------

                27       Financial Data Schedule

         (b)    Reports on Form 8-K:
                -------------------

                On February 27, 1998, the Company filed a Form 8-K reporting under Item 5 thereof that the Company issued a press release, dated January 26, 1998, announcing that due to unfavorable market conditions, it decided at that time to withdraw its previously announced initial public offering of 5,135,000 shares of Class A Common Stock. On April 21, 1998, the Company announced that it planned to go forward with its initial public offering and filed an amendment to its registration statement on Form S-1 with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 5, 1998               HAWK CORPORATION

                                 By:  /s/ Ronald E. Weinberg
                                 ----------------------------
                                 Ronald E. Weinberg, Vice-Chairman of the Board and Treasurer

                                 By:  /s/ Thomas A. Gilbride
                                 ---------------------------
                                 Thomas A. Gilbride, Vice President- Finance
                                 (Chief Accounting Officer)