Form 10-Q
period 1998-06-30
HAWK CORP
filed 1998-08-12
CIK 849240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO __________

                        COMMISSION FILE NUMBER 001-13797

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

             Class A Common Stock, $0.01 par value:    9,187,750

             Class B Common Stock, $0.01 par value:    None (0)

                                      INDEX

                                                                                          PAGE
                                                                                          ----


PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements (Unaudited)                                          3

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                            20

          Item 3. Quantitative and Qualitative Disclosures about Market Risk               24


PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings                                                        25

          Item 2. Changes in Securities and Use of Proceeds                                25

          Item 6. Exhibits and Reports on Form 8-K                                         26


SIGNATURES                                                                                 28

PART I.    FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS (UNAUDITED)


                                HAWK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                  JUNE 30, 1998          DECEMBER 31, 1997
                                                                                   (UNAUDITED)                (NOTE)
                                                                                   -----------                ------

ASSETS

Current assets:
   Cash and cash equivalents                                                      $    15,961             $     4,388
   Accounts receivable, less allowance of $384 & $321, respectively                    29,058                  25,746
   Inventories                                                                         23,297                  22,083
   Deferred income taxes                                                                2,830                   2,833
   Other current assets                                                                 1,439                   1,375
                                                                                  -----------             -----------
       Total current assets                                                            72,585                  56,425

Property, plant & equipment:
   Land                                                                                 1,225                   1,218
   Buildings and improvements                                                          11,656                  10,877
   Machinery and equipment                                                             63,805                  57,104
   Furniture and fixtures                                                               2,738                   2,326
   Construction in progress                                                             6,233                   1,914
                                                                                  -----------             -----------
                                                                                       85,657                  73,439
   Less accumulated depreciation                                                       24,609                  20,959
                                                                                  -----------             -----------
       Total property, plant and equipment                                             61,048                  52,480

Other assets:
   Intangible assets                                                                   62,124                  56,539
   Net assets held for sale                                                             3,604                   3,604
   Shareholder notes                                                                    1,010                   1,675
   Other                                                                                2,260                   2,363
                                                                                  -----------             -----------
       Total other assets                                                              68,998                  64,181
                                                                                  -----------             -----------
Total assets                                                                      $   202,631                $173,086
                                                                                  ===========             ===========

                                HAWK CORPORATION
                   CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                JUNE 30, 1998   DECEMBER 31, 1997
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                   (UNAUDITED)        (NOTE)
                                                                -------------   -----------------

Current liabilities:
   Accounts payable                                               $  13,362       $  10,369
   Short term borrowings                                              1,471           1,744
   Accrued compensation                                               7,310           8,069
   Other accrued expenses                                             4,256           5,494
   Current portion of long-term debt                                  6,880           1,955
                                                                  ---------       ---------
       Total current liabilities                                     33,279          27,631

Long-term liabilities:
   Long-term debt                                                   100,074         130,193
   Deferred income taxes                                              6,728           6,322
   Other                                                              1,874           1,811
                                                                  ---------       ---------
       Total long-term liabilities                                  108,676         138,326

Detachable stock warrants, subject to put option                                      9,300

Shareholders' equity (deficit):
   Preferred Stock                                                                        1
   Series D preferred stock, $.01 par value and an aggregate
       liquidation value of $1,530, plus any accrued and
       unpaid dividends with 9.8% cumulative dividend
       (1,530 shares authorized, issued and outstanding)                  1
   Class A common stock, $.01 par value; 75,000,000
       shares authorized,  9,187,750 issued and outstanding              92              14
   Class B common stock, $.01 par value, 10,000,000 shares
       authorized, none issued or outstanding
   Additional paid-in capital                                        55,054           1,964
   Retained earnings (deficit)                                        6,697          (3,120)
   Accumulated other comprehensive income (loss)                     (1,168)         (1,030)
                                                                  ---------       ---------
       Total shareholders' equity (deficit)                          60,676          (2,171)

Total liabilities and shareholders' equity (deficit)              $ 202,631       $ 173,086
                                                                  =========       =========


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

                                HAWK CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                        JUNE 30, 1998     JUNE 30, 1997       JUNE 30, 1998      JUNE 30, 1997
                                                        -------------     -------------       -------------      -------------

Net sales                                              $       96,719    $      76,981        $      46,741       $     40,097
Cost of sales                                                  65,378           54,045               31,591             27,677
                                                       --------------    -------------        -------------       ------------
Gross profit                                                   31,341           22,936               15,150             12,420

Selling, technical and administrative expenses                 11,580            9,447                5,877              4,893
Amortization of intangibles                                     1,769            1,626                  870                797
                                                       --------------    -------------        -------------       ------------
Total expenses                                                 13,349           11,073                6,747              5,690

Income from operations                                         17,992           11,863                8,403              6,730

Interest expense                                                7,125            7,524                3,191              3,569
Interest income                                                  (491)            (465)                (381)              (189)
Other expense, net                                                 17               30                   13                280
                                                       --------------    -------------        -------------       ------------
Income before income taxes and
   extraordinary items                                         11,341            4,774                5,580              3,070

Income taxes                                                    4,827            1,989                2,379              1,183
                                                       --------------    -------------        -------------       ------------

Income before extraordinary items                               6,514            2,785                3,201              1,887
                                                       --------------    -------------        -------------       ------------

Extraordinary loss from retirement of debt and
   write-off of deferred financing costs
   relating to IPO, net of income tax                           3,079                                 3,079
                                                       --------------    -------------        -------------       ------------

Net income                                             $        3,435    $       2,785        $         122       $      1,887
                                                       ==============    =============        =============       ============


Earnings per share:
     Basic:
       Earnings before
         extraordinary items                                     1.07              .56                  .43                .39
       Extraordinary items                                       (.52)                                 (.43)
                                                       --------------    -------------        -------------       ------------
     Basic earnings per share                          $          .55    $         .56        $         .00       $        .39
                                                       ==============    =============        =============       ============

     Diluted:
       Earnings before
         extraordinary items                                      .95              .46                  .41                .32
       Extraordinary items                                       (.46)                                 (.41)
                                                       --------------    -------------        -------------       ------------
     Diluted earnings per share                        $          .49    $         .46        $         .00       $        .32
                                                       ==============    =============        =============       ============


See notes to consolidated financial statements.

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     -----------------------------
                                                                                       1998                 1997
                                                                                       ----                 ----

Cash flows from operating activities:
Net income                                                                       $      3,435            $      2,785
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                                        5,467                   4,826
   Accretion of discount on debt                                                          238                     325
   Extraordinary loss, net of tax                                                       3,079
Changes in operating assets and liabilities, net:
   Accounts receivable                                                                 (1,929)                 (4,881)
   Inventories                                                                           (305)                 (2,013)
   Other assets                                                                            69                   1,067
   Accounts payable                                                                     2,638                   1,374
   Other liabilities                                                                     (689)                 (1,084)
                                                                                 -------------           -------------
Net cash provided by operating activities                                              12,003                   2,399
Cash flows from investing activities:
   Business acquisitions                                                               (9,000)                (10,639)
   Purchases of property, plant and equipment                                          (7,983)                 (3,793)
   Payments received on shareholder notes                                                 665                      63
                                                                                 ------------            ------------
   Net cash used in investing activities                                              (16,318)                (14,369)

Cash flows from financing activities:
   Payments on short-term debt                                                           (697)
   Proceeds from borrowings on long-term debt                                          35,000
   Net proceeds from issuance of common stock                                          53,168
   Payments on long-term debt                                                         (66,964)                   (203)
   Deferred financing costs                                                              (850)                    112
   Payments of preferred stock dividends                                                 (181)                   (160)
   Prepayment premium on early retirement of debt                                      (3,588)
   Other                                                                                                           33
                                                                                 ------------            ------------
   Net cash provided by (used in) financing activities                                 15,888                    (218)
                                                                                 ------------            ------------
Net increase (decrease) in cash and cash equivalents                                   11,573                 (12,188)
Cash and cash equivalents at beginning of period                                        4,388                  25,774
                                                                                 ------------            ------------

Cash and cash equivalents at end of period                                       $     15,961            $     13,586
                                                                                 ============            ============


See notes to consolidated financial statements.

                                HAWK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form S-1 (Registration No. 333-40535) for Hawk Corporation ("Hawk" or the "Company") for the year ended December 31, 1997.

The Company operates in one principal business segment, the design, engineering, manufacturing and marketing of specialized components, principally made from powder metals, for aerospace, industrial and other specialty applications.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and also include, effective August 1, 1997 and June 1, 1998, the accounts of Sinterloy Corporation ("Sinterloy") and Clearfield Powdered Metals, Inc., ("Clearfield") respectively. All significant inter-company accounts and transactions have been eliminated in the accompanying financial statements.


NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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


NOTE 3 - COMPREHENSIVE INCOME

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

                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                        JUNE 30,                           JUNE 30,
                                                   ------------------                 ----------------------
                                                   1998          1997                 1998             1997
                                                   ----          ----                 ----             ----
                  Net income                        122          1,887                $3,435         $2,785
                  Foreign currency translation      120             68                  (138)          (785)
                                                   ----          -----                ------         ------
                  Comprehensive income              242          1,955                $3,297         $2,000
                                                   ====          =====                ======         ======


NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The major components of inventories are as follows:

                                                                                JUNE 30,       DECEMBER 31,
                                                                                  1998             1997
                                                                                  ----             ----

                  Raw materials and work-in-process                           $   20,123        $   18,690
                  Finished products                                                4,866             4,722
                  Inventory reserves                                              (1,692)           (1,329)
                                                                              ----------        ----------
                                                                              $   23,297        $   22,083
                                                                              ==========        ==========


NOTE 5 - LONG-TERM DEBT

In May 1998, the Company retired all of its outstanding Senior Subordinated Notes. In June 1998, the Company redeemed $35,000 of its then outstanding $100,000, 10.25% Senior Notes due December 1, 2003. As a result of these transactions, the Company incurred an extraordinary charge of $3,079, net of income taxes, resulting from the premium paid in connection with the purchase of the 10.25% Senior Notes and the write off of debt issuance costs associated with the retirement of debt. In May 1998, the Company entered into a $35,000 Term Loan Facility, with $1,250 maturing quarterly, beginning September 30, 1998 with the remaining principal of $12,500 due on March 31, 2003. Additionally, in May 1998, the Company executed a $50,000 Revolving Credit Facility that matures March 31, 2003. The Senior Notes, Term Loan and Revolving Credit Facility are fully and unconditionally guaranteed on a joint and several basis by each of the direct or indirect wholly-owned domestic subsidiaries of the Company ("Guarantor Subsidiaries"). (See Note 10).


NOTE 6 - SHAREHOLDERS' EQUITY

In May 1998, the Company completed an initial public offering ("IPO") of 5,905,250 shares of common stock at an offering price to the public of $17.00 per share. In the IPO, 3,500,000 shares were sold by the Company and 2,405,250 shares were sold by certain of the Company's stockholders. The offering resulted in an increase in shareholders' equity of $57,400.

Concurrent with the IPO, the Company granted 316,700 option shares of Class A Common Stock under its 1997 Stock Option Plan at an exercise price of $17.00 per share. Options of 383,300 shares of Class A Common Stock remain available for grant.

NOTE 7 - DETACHABLE STOCK WARRANTS, SUBJECT TO PUT OPTION

For financial reporting purposes at December 31, 1997, the carrying value of the warrants, including the put option, was estimated to be $9,300 and classified as detachable stock warrant, subject to put option on the accompanying balance sheet. The warrant holders exercised their detachable stock warrants on May 11, 1998 for 1,023,793 shares of the Company's Common Stock, which were then sold as part of the Company's IPO. The warrant holders' put option terminated upon the closing of the Company's IPO.


NOTE 8 - INCREASE IN AUTHORIZED SHARES AND STOCK SPLIT

On January 12, 1998, the Company amended its Certificate of Incorporation to increase the authorized shares of Class A and Class B Common Stock to 75,000,000 and 10,000,000, respectively. In addition, on January 12, 1998, the board of directors declared a 3.2299-for-one split of the Company's Class A and Class B Common Stock in the form of a stock dividend distributed to the holders of record on January 12, 1998. Accordingly, the number of common shares and per share data have been restated to reflect the stock split. The par value of the additional shares of common stock issued in connection with the stock split was credited to common stock and a like amount charged to additional paid in capital in the first quarter of 1998.


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

Basic and dilutive earnings per share is computed as follows:

                                                          SIX MONTHS ENDED         THREE MONTHS ENDED
                                                               JUNE 30,                 JUNE 30,
                                                        1998           1997        1998          1997
                                                      ------------------------------------------------

Income available to common shareholders:
    Income before extraordinary item                  $ 6,514       $ 2,785       $ 3,201      $ 1,887
    Less:  Preferred stock dividends                      181           160           101           80
                                                      ------------------------------------------------


Income before extraordinary item attributable to
common shareholders                                   $ 6,333       $ 2,625       $ 3,100      $ 1,807
                                                      ================================================

Net income                                              3,435         2,785           122        1,887
Less:  Preferred stock dividends                          181           160           101           80
                                                      ------------------------------------------------

Net income attributable to common shareholders          3,254         2,625            21        1,807
                                                      ================================================
Weighted average shares:
   Basic:
     Basic weighted average shares                      5,914         4,664         7,150        4,664
                                                      ================================================

   Diluted:
     Basic from above                                   5,914         4,664         7,150        4,664
     Effect of warrant conversion                         741         1,024           461        1,024
     Effect of note conversion and options                 14                          29
                                                      ------------------------------------------------
     Diluted weighted average shares                    6,669         5,688         7,640        5,688
                                                      ================================================

Earnings per share:
  Basic:
     Earnings before extraordinary item               $  1.07       $   .56       $   .43      $   .39
     Extraordinary item                                  (.52)                       (.43)
                                                      ------------------------------------------------
     Basic earnings per share                         $   .55       $   .56       $   .00      $   .39
                                                      ================================================

  Diluted:
     Earnings before extraordinary item               $   .95       $   .46       $   .41      $   .32
     Extraordinary item                                  (.46)                       (.41)
                                                      ------------------------------------------------
     Diluted earnings per share                       $   .49       $   .46       $   .00      $   .32
                                                      ================================================

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

The following supplemental unaudited consolidating condensed financial statements present (in thousands):

         1. Consolidating condensed balance sheets as of June 30, 1998 and December 31, 1997, consolidating condensed statements of income for the three and six months ended June 30, 1998 and 1997 and consolidating condensed statements of cash flows for the six months ended June 30, 1998 and 1997.

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

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)


                                                                            JUNE 30, 1998
                                         ------------------------------------------------------------------------------------
                                                          COMBINED            COMBINED
                                                          GUARANTOR         NON-GUARANTOR
                                         PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                         ------         ------------        ------------     ------------       ------------

ASSETS
------
Current assets:
  Cash and cash equivalents           $    14,914      $        64         $       983                          $    15,961
  Accounts receivable, net                     36           21,616               7,406                               29,058
  Inventories, net                                          18,516               4,781                               23,297
  Deferred income taxes                     2,435                                  395                                2,830
  Other current assets                         66              556                 817                                1,439
                                      -----------      -----------         -----------         -----------      -----------
Total current assets                       17,451           40,752              14,382                               72,585
Other assets:
  Investment in subsidiaries                  791            5,778                             $    (6,569)
  Inter-company advances, net             142,122                                   36            (142,158)
  Property, plant and equipment                             53,384               7,664                               61,048
  Intangible assets                           227           61,897                                                   62,124
  Other                                     1,010            6,544                 433              (1,113)           6,874
                                      -----------      -----------         -----------         ------------     -----------
Total assets                          $   161,601      $   168,355         $    22,515         $  (149,840)     $   202,631
                                      ===========      ===========         ===========         ============     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                     $    10,001         $     3,361                          $    13,362
  Short term borrowings                                        150               1,321                                1,471
  Accrued compensation                $        44            5,858               1,408                                7,310
  Other accrued expenses                     (437)           4,451                 242                                4,256
  Current portion of long-term debt         5,000            1,383                 497                                6,880
                                            -----      -----------         -----------         -----------      -----------
Total current liabilities                   4,607           21,843               6,829                               33,279
Long-term liabilities:
  Long-term debt                           95,000            3,477               1,597                              100,074
  Deferred income taxes                     5,888              417                 423                                6,728
  Other                                                        772               1,102                                1,874
  Inter-company advances, net               1,125          135,360               6,786           $(143,271)
                                      -----------      -----------         -----------         ------------     -----------
Total long-term liabilities               102,013          140,026               9,908            (143,271)         108,676

Total liabilities                         106,620          161,869              16,737            (143,271)         141,955
Shareholders' equity                       54,981            6,486               5,778              (6,569)          60,676
                                      -----------      -----------         -----------         ------------     -----------
Total liabilities and
  shareholders' equity                $   161,601      $   168,355         $    22,515         $  (149,840)     $   202,631
                                      ===========      ===========         ===========         ============     ===========

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)


                                                                          DECEMBER 31, 1997
                                      -------------------------------------------------------------------------------------
                                                          COMBINED            COMBINED
                                                          GUARANTOR         NON-GUARANTOR
                                         PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS        CONSOLIDATED
                                         ------         ------------        ------------     ------------        ------------

ASSETS
------
Current assets:
  Cash and cash equivalents           $     3,103      $       469         $       816                          $     4,388
  Accounts receivable, net                     77           19,013               6,656                               25,746
  Inventories, net                                          17,455               4,628                               22,083
  Deferred income taxes                       890            1,545                 398                                2,833
  Other current assets                        142              560                 734         $       (61)           1,375
                                      -----------      -----------         -----------          -----------     -----------
Total current assets                        4,212           39,042              13,232                 (61)          56,425
Other assets:
  Investment in subsidiaries                  790            4,971                                  (5,761)
  Inter-company advances, net             132,490            1,300                  11            (133,801)
  Property, plant and equipment                             46,115               6,365                               52,480
  Intangible assets                           231           56,308                                                   56,539
  Other                                     1,675            7,352                 445              (1,830)           7,642
                                      -----------      -----------         -----------         ------------     -----------
Total assets                          $   139,398      $   155,088         $    20,053         $  (141,453)     $   173,086
                                      ===========      ===========         ===========         ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                     $     7,156         $     3,213                          $    10,369
  Short term borrowings                                                          1,744                                1,744
  Accrued compensation                $        64            7,189                 816                                8,069
  Other accrued expenses                   (3,219)           8,582                 247         $      (116)           5,494
  Current portion of long-term debt         1,432              523                                   1,955
                                      ------------     -----------         -----------         ------------     ------------
Total current liabilities                  (3,155)          24,359               6,543                (116)          27,631

Long-term liabilities:
  Long-term debt                          127,025            2,001               1,167                              130,193
  Deferred income taxes                     5,665              223                 434                                6,322
  Other                                                        780               1,031                                1,811
  Inter-company advances, net               2,986          126,683               5,907            (135,576)
                                      ------------     -----------         -----------         ------------     ------------
Total long-term liabilities               135,676          129,687               8,539            (135,576)         138,326
                                      ------------     -----------         -----------         ------------     ------------

Total liabilities                         132,521          154,046              15,082            (135,692)         165,957

Detachable stock warrants,
  subject to put option                     9,300                                                                     9,300

Shareholders' equity (deficit)             (2,423)           1,042               4,971              (5,761)          (2,171)
                                      ------------     -----------         -----------         ------------     ------------
Total liabilities and
  shareholders' equity                $   139,398      $   155,088         $    20,053         $  (141,453)     $   173,086
                                      ===========      ===========         ===========         ===========      ===========

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)



                                                                   SIX MONTHS ENDED JUNE 30, 1998
                                   ---------------------------------------------------------------------------------------------
                                                          COMBINED            COMBINED
                                                          GUARANTOR         NON-GUARANTOR
                                         PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS        CONSOLIDATED
                                         ------         ------------        ------------     ------------        ------------

Net sales                                              $    84,911         $    11,808                          $    96,719
Cost of sales                                               55,762               9,616                               65,378
                                      -----------      -----------         -----------         -----------      -----------
Gross profit                                                29,149               2,192                               31,341

Selling, technical and
    administrative expenses           $        40           10,198               1,342                               11,580
Amortization of intangibles                     4            1,765                   -                                1,769
                                      -----------      -----------         -----------         -----------      -----------
Total expenses                                 44           11,963               1,342                               13,349
                                      -----------      -----------         -----------         -----------      -----------
Income (loss) from operations                 (44)          17,186                 850                               17,992

Interest expense                              238            6,725                 268         $      (106)           7,125
Income from equity investees                5,277              393                                  (5,670)
Other (income) expense, net                  (667)              73                  14                 106             (474)
                                      ------------     -----------         -----------         -----------      ------------
Income before extraordinary items
    income taxes                            5,662           10,781                 568              (5,670)          11,341

Income taxes                                  164            4,488                 175                                4,827

Income before extraordinary items           5,498            6,293                 393              (5,670)           6,514

Extraordinary items - prepayment
    penalty on redemption of
    Senior Notes and write-off of
    deferred financing, net of
    income tax                              2,063            1,016                                                    3,079
                                      -----------      -----------         -----------         -----------      -----------

Net Income                            $     3,435      $     5,277         $       393         $    (5,670)     $     3,435
                                      ===========      ===========         ===========         ============     ===========

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                                   SIX MONTHS ENDED JUNE 30, 1997
                                   ---------------------------------------------------------------------------------------------
                                                          COMBINED            COMBINED
                                                          GUARANTOR         NON-GUARANTOR
                                         PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS        CONSOLIDATED
                                         ------         ------------        ------------     ------------        ------------

Net sales                                              $    66,503         $    10,478                          $    76,981
Cost of sales                                               45,637               8,408                               54,045
                                      -----------      -----------         -----------         -----------      -----------
Gross profit                                                20,866               2,070                               22,936

Selling, technical and
    administrative expenses                                  8,036               1,411                                9,447
  Amortization of intangibles         $         5            1,621                   -                                1,626
                                      -----------      -----------         -----------         -----------      -----------
Total expenses                                  5            9,657               1,411                               11,073
                                      -----------      -----------         -----------         -----------      -----------
Income (loss) from operations                  (5)          11,209                 659                               11,863

Interest expense                              326            6,993                 205                                7,524
Income from equity investees                2,704              343                             $    (3,047)
Other (income) expense, net                  (466)             (28)                 59                                 (435)
                                      -----------      ------------        -----------         -----------      ------------
Income before income taxes                  2,839            4,587                 395              (3,047)           4,774

Income taxes                                   54            1,883                  52                                1,989
                                      -----------      -----------         -----------         -----------      -----------

Net Income                            $     2,785      $     2,704         $       343         $    (3,047)     $     2,785
                                      ===========      ===========         ===========         ===========      ===========

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                                  THREE MONTHS ENDED JUNE 30, 1998
                                   ---------------------------------------------------------------------------------------------
                                                          COMBINED            COMBINED
                                                          GUARANTOR         NON-GUARANTOR
                                         PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS        CONSOLIDATED
                                         ------         ------------        ------------     ------------        ------------

Net sales                                              $    40,668         $     6,073                          $    46,741
Cost of sales                                               26,678               4,913                               31,591
                                      -----------      -----------         -----------         -----------      -----------
Gross profit                                                13,990               1,160                               15,150

Selling, technical and
  administrative expenses             $        40            5,141                 696                                5,877
Amortization of intangibles                     2              868                                                      870
                                      -----------      -----------         -----------         -----------      -----------
Total expenses                                 42            6,009                 696                                6,747

Income (loss) from operations                 (42)           7,981                 464                                8,403

Interest expense                               76            3,011                 146         $       (42)           3,191
Income from equity investees                1,991              180                                  (2,171)
Other (income) expense, net                  (465)              57                  (2)                 42             (368)
                                      ------------     -----------         ------------        -----------      ------------
Income before extraordinary
   items and income taxes                   2,338            5,093                 320              (2,171)           5,580

Income taxes                                  153            2,086                 140                                2,379

Income before extraordinary items           2,185            3,007                 180              (2,171)           3,201

Extraordinary items - prepayment
    penalty on redemption of
    Senior Notes and write-off of
    deferred financing, net of
    income tax                              2,063            1,016                                                    3,079
                                      -----------      -----------         -----------         -----------      -----------

Net income                            $       122      $     1,991         $       180         $    (2,171)     $       122
                                      ===========      ===========         ===========         ============     ===========

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                                  THREE MONTHS ENDED JUNE 30, 1997
                                   ---------------------------------------------------------------------------------------------
                                                          COMBINED            COMBINED
                                                          GUARANTOR         NON-GUARANTOR
                                         PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS        CONSOLIDATED
                                         ------         ------------        ------------     ------------        ------------

Net sales                                              $    34,631         $     5,466                          $    40,097
Cost of sales                                               23,385               4,292                               27,677
                                      -----------      -----------         -----------         -----------      -----------
Gross profit                                                11,246               1,174                               12,420

Selling, technical and
  administrative expenses                                    4,269                 624                                4,893
Amortization of intangibles           $         3              794                                                      797
                                      -----------      -----------         -----------         -----------      -----------
Total expenses                                  3            5,063                 624                                5,690

Income (loss) from operations                  (3)           6,183                 550                                6,730

Interest expense                              164            3,296                 109                                3,569
Income from equity investees                1,872              234                             $    (2,106)
Other (income) expense, net                  (192)             110                 173                                   91
                                      ------------     -----------         -----------         -----------      -----------
Income before income taxes                  1,897            3,011                 268              (2,106)           3,070

Income taxes                                   10            1,139                  34                                1,183
                                      -----------      -----------         -----------         -----------      -----------

Net income                            $     1,887      $     1,872         $       234         $    (2,106)     $     1,887
                                      ===========      ===========         ===========         ===========      ===========

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   SIX MONTHS ENDED JUNE 30, 1998
                                   ---------------------------------------------------------------------------------------------
                                                          COMBINED            COMBINED
                                                          GUARANTOR         NON-GUARANTOR
                                         PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS        CONSOLIDATED
                                         ------         ------------        ------------     ------------        ------------

Net cash provided by
  operating activities                $       731      $     8,938         $     2,334                          $    12,003
Cash flows from investing activities
  Business acquisitions                    (9,000)                                                                   (9,000)
  Purchase of property, plant and
    equipment                                               (6,815)             (1,168)                              (7,983)
  Payments received on shareholder
     loans                                    665                                                                       665
                                      -----------      -----------         -----------         -----------      -----------
Net cash used in investing activities      (8,335)          (6,815)             (1,168)                             (16,318)


Cash flows from financing activities:
  Payments on short-term debt                                                     (697)                                (697)
  Proceeds from borrowings on
     long-term debt                        35,000                                                                    35,000
  Net Proceeds from issuance
     of common stock                       53,168                                                                    53,168
  Payments on long-term debt              (65,000)          (1,662)               (302)                             (66,964)
  Deferred financing costs                                    (850)                                                    (850)
  Payment of preferred stock dividend        (165)             (16)                                                    (181)
  Payments on early retirement of debt     (3,588)                                                                   (3,588)
                                      -----------      -----------         -----------         -----------      -----------
Net cash provided by (used in)
  financing activities                     19,415           (2,528)               (999)                              15,888
                                      -----------      -----------         -----------         -----------      -----------

Net increase (decrease) in cash
  and cash equivalents                     11,811             (405)                167                               11,573

Cash and cash equivalents
  at beginning of period                    3,103              469                 816                                4,388
                                      -----------      -----------         -----------         -----------      -----------

Cash and cash equivalents
  at end of period                    $    14,914      $        64         $       983                          $    15,961
                                      ===========      ===========         ===========         ===========      ===========

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   SIX MONTHS ENDED JUNE 30, 1997
                                   ---------------------------------------------------------------------------------------------
                                                          COMBINED            COMBINED
                                                          GUARANTOR         NON-GUARANTOR
                                         PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS        CONSOLIDATED
                                         ------         ------------        ------------     ------------        ------------

Net cash provided by
  operating activities                $       265      $     1,195         $       939                          $     2,399
Cash flows from investing activities:
  Business acquisitions                   (10,639)                                                                  (10,639)
  Purchase of property, plant and
    equipment                                               (3,208)               (585)                              (3,793)
  Payments received on shareholder
     loans                                     63                                                                        63
                                      -----------      -----------         -----------         -----------      -----------
Net cash used in investing activities     (10,576)         (3,208)                (585)                             (14,369)


Cash flows from financing activities:
  Proceeds (payments) on
     long-term debt                        (1,283)           1,892                (812)                                (203)
  Deferred financing costs                     (7)             119                                                      112
  Payment of preferred stock dividend        (160)                                                                     (160)
  Other                                                         33                                                       33
                                      -----------      -----------         -----------         -----------      -----------
Net cash (used in) provided by
  financing activities                     (1,450)           2,044                (812)                                (218)
                                      -----------      -----------         -----------         -----------      -----------

Net (decrease) increase in cash
  and cash equivalents                    (11,761)              31                (458)                             (12,188)

Cash and cash equivalents
  at beginning of period                   25,187                5                 582                               25,774
                                      -----------      -----------         -----------         -----------      -----------

Cash and cash equivalents
  at end of period                    $    13,426      $        36         $       124                          $    13,586
                                      ===========      ===========         ===========         ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.


GENERAL

Hawk designs, engineers, manufactures and markets specialized components, principally made from powder metals, used in a wide variety of aerospace, industrial and commercial applications. The Company is a leading worldwide supplier of friction products for brakes, clutches and transmissions used in aerospace, industrial and specialty applications. Friction products represented 62.1% of Company sales in the first six months of 1998. Hawk is also a leading supplier of powder metal components for industrial applications, including pump, motor and transmission elements, gears, pistons and anti-lock brake sensor rings. In addition, the Company designs and manufactures die-cast aluminum rotors for small electric motors used in appliances, business machines and exhaust fans. The Company focuses on manufacturing products requiring sophisticated engineering and production techniques for applications in markets where it has achieved a significant market share.

Since its formation in 1989, Hawk has pursued a strategic growth plan by making complementary acquisitions and broadening its customer base. All these acquisitions were accounted for under the purchase method of accounting, with the purchase price allocated to the estimated fair market value of the assets acquired and liabilities assumed. In the acquisitions, any excess of the purchase price paid over the estimated fair value of the net assets acquired was allocated to goodwill, which resulted in approximately $49.0 million of goodwill reflected on the June 30, 1998 balance sheet. The annual amortization of goodwill will result in non-cash charges to future operations of approximately $2.1 million per year (of which the majority of such amortization is deductible for tax purposes) based on amortization periods ranging from 15 to 40 years.


Year 2000 Compliance
--------------------

The Company is addressing the Year 2000-compliance issue with a corporate-wide initiative led by the Company's Manager of Information Technology and involving coordinators for each Company location. The initiative includes the identification of affected software, the development of a plan for correcting that software in the most effective manner and the implementation and monitoring of the implemented plan. In most instances, the Company will replace or upgrade older software with new programs or systems, which will handle the year 2000, and beyond. Although the timing of these replacements is influenced by Year 2000 compliance, in most instances they will involve capital expenditures that would have occurred in the normal course of business in any event. The Company expects that most of the modifications and replacements will be in place before mid-1999.

Given the information available at this time, the Company anticipates that the amount the Company will spend to modify or replace software in order to remediate the Year 2000 issue will not be material.

RECENT EVENTS

On June 8, 1998 the Company purchased all of the outstanding stock of Clearfield Powdered Metals, Inc. ("Clearfield"), a privately-held Pennsylvania corporation. Clearfield, located in Clearfield, Pennsylvania, is a powder metal component manufacturer primarily serving the lawn and garden, home appliance, power hand tool and truck markets. Clearfield has annual revenues of approximately $12.0 million. Clearfield was founded in 1984 by Dennis L. Merrey. Mr. Merrey will serve as president of Clearfield. Clearfield is a guarantor of the Senior Notes, Term Loan and Revolving Credit Facility.


SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

Net Sales. Net sales increased $6.6 million, or 16.6%, to $46.7 million in the second quarter of 1998 from $40.1 million in the comparable quarter of 1997. The sales increase was attributable to the acquisition of Sinterloy and Clearfield in August 1997 and June 8, 1998, respectively, and strong customer demand in the Company's friction and powder metal product lines. Sales of friction products, led by its aerospace and truck markets, increased $0.9 million, or 3.2%, to $28.9 million in the second quarter of 1998 from $28.0 million in the comparable quarter of 1997. Sales of the Company's powder metal lines increased $6.1 million, or 87.6%, to $13.1 million in the second quarter of 1998 from $7.0 million in the comparable quarter of 1997. Sales in the Company's powder metal lines, exclusive of Sinterloy and Clearfield, increased $1.3 million, or 19.3%, to $8.3 million in the second quarter of 1998 from $7.0 million in the comparable quarter of 1997. The increase was attributable to the strong customer demand in the truck, motor and transmission components, and lawn and garden as well as increased demand in the fluid power markets served by the Company.

Gross Profit. Gross profit increased $2.7 million, or 22.0%, to $15.1 million in the second quarter of 1998 from $12.4 million in the comparable quarter of 1997. The gross profit margin increased to 32.4% in the second quarter of 1998 from 31.0% in the comparable period of 1997. The increase is primarily attributable to the inclusion of Sinterloy in the recent quarter, product mix and manufacturing efficiencies resulting from the Company's current capital expenditure program.

Selling Technical and Administrative("ST&A") Expenses. ST&A expenses increased $1.0 million or 20.1% to $5.9 million in the second quarter of 1998 from $4.9 million in the comparable period of 1997. As a percentage of sales, ST&A expenses increased to 12.6% of sales in the second quarter of 1998 from 12.2% in the comparable quarter of 1997. This increase was due primarily to increased spending in the Company's research & development efforts, and the hiring of additional personnel required to support the Company's growth.

Income from Operations. Income from operations increased by $1.7 million or 24.9% to $8.4 million in the second quarter of 1998, from $6.7 million in the comparable quarter of 1997. Income from operations as a percent of net sales increased to 18.0% in the second quarter of 1998 from 16.8% in the comparable quarter of 1997, reflecting increased sales activity, product mix, manufacturing efficiencies and gross margin improvement.

Interest Expense. Interest expense decreased $0.4 million or 10.6% to $3.2 million in the second quarter of 1998 from $3.6 million in the comparable quarter of 1997. The decrease is attributable to lower debt levels, a result of the repayment of debt from the proceeds of the Company's IPO.

Income Taxes. The provision for income taxes increased to $2.4 million in the second quarter of 1998 from $1.2 million in the comparable quarter of 1997, reflecting the increase in pre-tax income as well as an increase in the Company's effective tax rate, due to the acquisition of Hutchinson and Clearfield.

Income before Extraordinary Items. As a result of the items discussed above, income before extraordinary items increased $1.3 million, or 69.6%, to $3.2 million for the second quarter of 1998 from $1.9 million in the comparable period of 1997.

Extraordinary Items. In May 1998, the Company incurred an extraordinary loss of $3.1 million (net of tax) as a result of the repurchase of $35.0 million of the $100.0 million of 10.25% Senior Notes due December 1, 2003 and the retirement of all of its outstanding Senior Subordinated Notes.

Net Income. As a result of the factors discussed above, net income decreased $1.8 million to $0.1 million in the second quarter of 1998 from $1.9 million in the comparable period of 1997.


FIRST SIX MONTHS OF 1998 COMPARED TO FIRST SIX MONTHS OF 1997

Net Sales. Net Sales increased by $19.7 million, or 25.6%, to $96.7 million during the first six months of 1998 from $77.0 million during the first six months of 1997. The net sales increase in the first six months of 1998 was attributable to the acquisition of Sinterloy, and to a lesser extent, Clearfield, and strong customer demand in all product lines served by the Company. Sales of friction products increased to $60.1 million for the six months ended June 1998 from $53.9 million in the comparable period of 1997, or 11.6%. The Company experienced strong demand, led by aerospace and truck, in all of its friction markets for the first six months of 1998. Sales of the Company's powder metal lines increased 105.4% to $26.7 million for the first six months of 1998 from $13.0 million in the comparable period of 1997. Exclusive of Sinterloy and Clearfield, sales of powder metal products increased by 27.3%. This increase was led by strong customer demand in the truck, motor and transmission components, lawn and garden and the fluid power markets served by the Company.

Gross Profit. Gross profit increased $8.4 million to $31.3 million during the first six months of 1998, a 36.7% increase over gross profit of $22.9 million during the first six months of 1997. The gross profit margin increased to 32.4% during the first six months of 1998 from 29.8% during the comparable period of 1997. The increase is due to the acquisition of Sinterloy, product mix, and manufacturing efficiencies resulting from the Company's current capital expenditure program.

Selling, Technical and Administrative ("ST&A") Expenses. ST&A expenses increased $2.1 million, or 22.6%, to $11.6 million during the first six months of 1998. The acquisition of Sinterloy and Clearfield represented 55.3% of the total increase in ST&A during the first six months of 1998. ST&A decreased to 12.0% of sales during the first six months of 1998 from 12.3% during the comparable period of 1997.

Income from Operations. Income from operations increased by $6.1 million, or 51.7%, to $18.0 million during the first six months of 1998 from $11.9 million in the comparable quarter of 1997. Income from operations as a percent of net sales increased to 18.6% in the first six months of 1998 from 15.4% in the comparable six month period of 1997, reflecting increased sales activity, product mix, manufacturing efficiencies and margin improvement.

Interest Expense. Interest expense decreased $0.4 million, or 5.3%, to $7.1 million in the first six months of 1998 from $7.5 million in the comparable six month period of 1997. The decrease is attributable to lower debt levels, a result of the repayment of debt from the proceeds of the Company's IPO during the second quarter of 1998.

Income Taxes. The provision for income taxes increased to $4.8 million in the first six months of 1998 from $2.0 million in the comparable period of 1997, reflecting the increase in pre-tax income. The Company's effective tax rate during the first six months of 1998 was 42.6% compared to 41.7% in the comparable six month period of 1997. The increase in rates is due in part to the acquisition of Hutchinson and Clearfield, as well as the higher income levels achieved by the Company.

Income before Extraordinary Items. As a result of the items discussed above, income before extraordinary items increased $3.7 million, or 133.9%, to $6.5 million for the six months ended June 1998 from $2.8 million in the comparable period of 1997.

Net Income. Net income increased $0.6 million to $3.4 million, or 23.3%, in the first six months of 1998 from $2.8 million in the comparable period of 1997.


LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities was $12.0 million for the six month period ended June 30, 1998 as compared to net cash from operating activities of $2.4 million in the comparable period of 1997. The increase in net income and non-cash charges in addition to an improved working capital position at June 30, 1998 accounted for the increased operating cash flow.

Net cash used in investing activities was $16.3 million and $14.4 million for the six month periods ending June 30, 1998 and 1997, respectively. The cash used in investing activities during the six month period ended June 1998, consisted of the acquisition of Clearfield and $8.0 million for the purchases of property, plant and equipment. In the comparable period of 1997, cash used in investing activities consisted of the acquisition of Hutchinson in January 1997 and $3.8 million for the purchases of property, plant and equipment.

Net cash provided by financing activities was $15.9 million for the six month period of 1998 received primarily from the proceeds of the Company's IPO and proceeds from a new $35.0 million term loan. These proceeds were used to retire $65.0 million of debt outstanding. In the comparable six month period of 1997, net cash used in financing activities of $0.2 was primarily used for the payment of debt and dividends.

The primary uses of capital by the Company are (1) to pay interest on, and to repay principal of, indebtedness, (2) for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product development, and (3) making additional strategic acquisitions of complementary businesses.

As of June 30, 1998, the Company was in compliance with the terms of its indebtedness.

The Company believes that cash flow from operating activities, and additional funds available under the Company's revolving credit facility, will be sufficient to meet its currently anticipated operating and capital expenditure requirements and service its indebtedness for the next 12 months.

FORWARD LOOKING STATEMENTS

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets and growth in existing markets, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to (1) the ability of the Company to continue to meet the terms of the Company's credit documents which contain a number of significant financial covenants and other restrictions; (2) the Company's reliance on significant customers; (3) changes in market conditions in the end-markets served by the Company; (4) supplies and prices of raw materials used by the Company; (5) the effect of product mix on margins; (6) whether the Company's aerospace friction products will be able to continue to meet stringent Federal Aviation Administration criteria and testing requirements; (7) whether the Company will be able to successfully integrate Clearfield into its operations; and (8) the Company's continued expansion into international markets, with all the risks inherent in doing business internationally, including unexpected changes in regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, potential instability, fluctuation in currency exchange rates and potential adverse tax consequences. Any investor or potential investor in the Company must consider these risks and others that are detailed in the Company's filings with the Securities and Exchange Commission.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is involved in lawsuits arising in the ordinary course of business. In the Company's opinion, the outcome of these matters is not anticipated to have a material adverse effect on the Company's financial condition, liquidity or results of operations.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of Proceeds.

     (1) On May 11, 1998 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-40535).

     (2)  The Offering Date was May 12, 1998.

     (3)  Not applicable.

     (4)  (i)   The offering has terminated and all of the securities registered have been sold.

          (ii) Managing Underwriters: Schroder & Co. Inc., Lehman Brothers Inc. and McDonald & Company Securities, Inc.

          (iii) Title of Class of Securities Registered: Class A Common Stock, par value $.01 per share.

          (iv)

                                                                                          SELLING
                                                                          ISSUER     SHAREHOLDERS
                                                                          ------     ------------

                            Amount registered .................        3,500,000        2,405,250

                            Aggregate offering price of the
                                amount registered .............      $59,500,000      $40,889,250

                            Amount sold .......................        3,500,000        2,405,250

                            Aggregate offering price of the
                                amount sold to date ...........      $59,500,000      $40,889,250

                  (v)      Estimate of Expenses:

                           Underwriters' discounts and commissions............................$     7,027,248
                           Less: Underwriters' discounts and commissions paid
                               by selling shareholders........................................     (2,862,248)
                           All other expenses.................................................        261,000
                                                                                              ---------------
                           Total expenses paid by the issuer                                  $     4,426,000
                                                                                              ===============

                           All of the total expenses paid by the issuer were comprised of direct or indirect payments to others.


                  (vi)     Net Offering Proceeds:  $55,074,000 to issuer.

                  (vii) Use of Net Offering Proceeds: The Net Offering Proceeds together with the $35.0 million term loan were applied as follows: $65.0 million of the net proceeds were used to repay indebtedness; approximately $6.0 million was used to pay accrued interest and prepayment premiums on the above indebtedness; approximately $1.8 million for the partial redemption of its Series A, Series B and Series C Preferred Stock; and approximately $17.3 million was used for working capital and general corporate purposes.

                           Certain of the shares of Series A, Series B and Series C Preferred Stock redeemed were owned by directors and executive officers of the Company as follows: (1) the Series A Preferred Stock owned by Clanco Partners I, of which William J. O'Neill, Jr. is the managing partner, Clanco Family Partners, L.P. ("Clanco FLP"), of which Mr. O'Neill is a director of its general partner, and Dorothy K. O'Neill Revocable Trust, of which Mr. O'Neill is a co-trustee; (2) the Series B Preferred Stock owned by Clanco FLP, Jeffrey H. Berlin, Douglas D. Wilson and Thomas A. Gilbride; and (3) the Series C Preferred Stock owned by Clanco Partners I, Mr. Wilson and Dan T. Moore, III, and certain fractional shares of Series C Preferred Stock owned by Norman
                           C. Harbert, Ronald E. Weinberg, Byron S. Krantz and their respective affiliates.

                  (viii)   Material Change in the Use of Proceeds: Not
                           Applicable.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         ---------

         10.1 Credit Agreement dated as of May 1, 1998, among Hawk Corporation and KeyBank National Association, as Swing Line Lender, Administrative Agent and as Syndication Agent

         10.2 Subsidiary Guaranty dated as of May 1, 1998, among the Subsidiaries of Hawk Corporation, as guarantors, and KeyBank National Association, as Administrative Agent

         27       Financial Data Schedule


(b)      Reports on Form 8-K:
         --------------------

         The Company filed a report on Form 8-K on June 1, 1998, relating to the Company's acquisition of Clearfield Powder Metals, Inc.

         The Company filed a report on Form 8-K on June 10, 1998, relating to the Company's acquisition of Clearfield Powder Metals, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 12, 1998    HAWK CORPORATION

                         By: /s/ Ronald E. Weinberg
                         ---------------------------
                         Ronald E. Weinberg, Chairman of the Executive Committee
                              and Treasurer

                         By: /s/ Thomas A. Gilbride
                         ---------------------------
                         Thomas A. Gilbride, Vice President- Finance
                         (Chief Accounting Officer)