Form 10-Q
period 1998-09-30
HAWK CORP
filed 1998-11-13
CIK 849240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD _____________TO ____________.

                        COMMISSION FILE NUMBER 001-13797

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

                                 (216) 861-3553
                                 --------------
               Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ].

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


PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                                HAWK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                          SEPTEMBER 30,  DECEMBER 31,
                                                                              1998          1997
                                                                           (UNAUDITED)     (NOTE)
                                                                           -----------     ------

ASSETS

Current assets:
     Cash and cash equivalents                                               $ 13,437     $  4,388
     Marketable securities                                                      4,000
     Accounts receivable, less allowance of $405, and $321, respectively       27,475       25,746
     Inventories                                                               24,276       22,083
     Deferred income taxes                                                      2,917        2,833
     Other current assets                                                       1,464        1,375
                                                                             --------     --------
            Total current assets                                               73,569       56,425

Property, plant and equipment:
     Land                                                                       1,229        1,218
     Buildings and improvements                                                13,621       10,877
     Machinery and equipment                                                   69,555       57,104
     Furniture and fixtures                                                     2,632        2,326
     Construction in progress                                                   2,974        1,914
                                                                             --------     --------
                                                                               90,011       73,439
     Less accumulated depreciation                                             26,782       20,959
                                                                             --------     --------
            Total property, plant and equipment                                63,229       52,480

Other assets:
     Intangible assets                                                         61,117       56,539
     Net assets held for sale                                                   3,604        3,604
     Shareholder notes                                                          1,010        1,675
     Other                                                                      2,290        2,363
                                                                             --------     --------
            Total other assets                                                 68,021       64,181
                                                                             --------     --------

Total assets                                                                 $204,819     $173,086
                                                                             ========     ========

                                HAWK CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                   1998            1997
                                                                                (UNAUDITED)       (NOTE)
                                                                                -----------       ------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                            $  11,934      $  10,369
     Short term borrowings                                                           1,189          1,744
     Accrued compensation                                                            8,401          8,069
     Other accrued expenses                                                          6,514          5,494
     Current portion of long-term debt                                               6,713          1,955
                                                                                 ---------      ---------
            Total current liabilities                                               34,751         27,631

Long-term liabilities:
     Long-term debt                                                                 97,876        130,193
     Deferred income taxes                                                           6,490          6,322
     Other                                                                           2,005          1,811
                                                                                 ---------      ---------
            Total long-term liabilities                                            106,371        138,326

Detachable stock warrants, subject to put option                                                    9,300

Shareholders' equity (deficit):
     Preferred stock                                                                                    1
     Series D preferred stock, $.01 par value;
       an aggregate liquidation value of $1,530,
       plus any accrued and unpaid dividends with
       9.8% cumulative dividend (1,530 shares
       authorized, issued and outstanding)                                               1
     Class A common stock, $.01 par value; 75,000,000
       shares authorized, 9,187,750 issued and outstanding                              92             14
     Class B common stock, $.01 par value, 10,000,000
       shares authorized, none issued or outstanding
     Additional paid-in capital                                                     54,658          1,964
     Retained earnings (deficit)                                                     9,607         (3,120)
     Accumulated other comprehensive loss                                             (661)        (1,030)
                                                                                 ---------      ---------
            Total shareholders' equity (deficit)                                    63,697         (2,171)

Total liabilities and shareholders' equity (deficit)                             $ 204,819      $ 173,086
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

                                HAWK CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         NINE MONTHS ENDED           THREE MONTHS ENDED
                                     SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                        1998           1997           1998           1997
                                      ---------      ---------      ---------      ---------

Net sales                             $ 140,120      $ 116,362      $  43,401      $  39,381
Cost of sales                            94,985         82,940         29,607         28,895
                                      ---------      ---------      ---------      ---------
Gross profit                             45,135         33,422         13,794         10,486

Selling, technical and
  administrative expenses                17,213         14,241          5,632          4,794
Amortization of intangibles               2,648          2,575            880            949
Plant consolidation
  expense                                                   50                            50
                                      ---------      ---------      ---------      ---------
Total expenses                           19,861         16,866          6,512          5,793

Income from operations                   25,274         16,556          7,282          4,693

Interest expense                          9,531         11,307          2,406          3,758
Interest income                            (741)          (668)          (250)          (168)
Other expense, net                           19            122              2             82
                                      ---------      ---------      ---------      ---------
Income before income taxes
  and extraordinary items                16,465          5,795          5,124          1,021
Income taxes                              7,003          2,534          2,176            545
                                      ---------      ---------      ---------      ---------

Income before extraordinary items         9,462          3,261          2,948            476

Extraordinary charge                      3,079
                                      ---------      ---------      ---------      ---------

Net income                            $   6,383      $   3,261      $   2,948      $     476
                                      =========      =========      =========      =========

Earnings per share:
  Basic:
     Earnings before
       extraordinary items            $    1.32      $     .65      $     .32      $     .08
     Extraordinary items                   (.44)
                                      ---------      ---------      ---------      ---------
  Basic earnings per share            $     .88      $     .65      $     .32      $     .08
                                      =========      =========      =========      =========

  Diluted:
     Earnings before
        extraordinary items           $    1.23      $     .53      $     .32      $     .07
     Extraordinary items                   (.41)
                                      ---------      ---------      ---------      ---------
   Diluted earnings per share         $     .82      $     .53      $     .32      $     .07
                                      =========      =========      =========      =========

See notes to consolidated financial statements.

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                               1998          1997
                                                               ----          ----

Cash flows from operating activities:
     Net income                                              $  6,383      $  3,261
     Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                          8,314         7,166
         Accretion of discount on debt                            238           487
         Deferred income taxes                                                2,343
         Extraordinary charge, net of income taxes              3,079
     Changes in operating assets and liabilities, net:
         Accounts receivable                                      132        (5,319)
         Inventories                                             (940)         (865)
         Other assets                                              89          (925)
         Accounts payable                                         542         2,800
         Other liabilities                                      1,969         1,248
                                                             --------      --------
Net cash provided by operating activities                      19,806        10,196

Cash flows from investing activities:
     Purchase of marketable securities                         (4,130)
     Business acquisitions                                     (9,100)      (26,088)
     Purchases of property, plant and equipment               (11,127)       (4,798)
     Payments received on shareholder notes                       665           163
                                                             --------      --------
     Net cash used in investing activities                    (23,692)      (30,723)

Cash flows from financing activities
     Payments on short term debt                                 (636)
     Proceeds from borrowings on long-term debt                35,000
     Payments on long-term debt                               (69,544)         (783)
     Net proceeds from issuance of common stock                52,772
     Deferred financing costs                                    (850)         (565)
     Payments of preferred stock dividend                        (219)         (240)
     Prepayment premium on early retirement of debt            (3,588)
     Other                                                                      (30)
                                                             --------      --------
     Net cash provided by (used in) financing activities       12,935        (1,618)
                                                             --------      --------

Net increase (decrease) in cash and cash equivalents            9,049       (22,145)
Cash and cash equivalents at the beginning of the period        4,388        25,774
                                                             --------      --------

Cash and cash equivalents at the end of the period           $ 13,437      $  3,629
                                                             ========      ========

See notes to consolidated financial statements.

                                HAWK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Form S-1 (Registration No. 333-40535) for Hawk Corporation (the "Company") for the year ended December 31, 1997.

The Company designs, engineers, manufactures and markets specialized components, principally made from powder metals, for aerospace, industrial and other specialty applications.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and also include, effective August 1, 1997 and June 1, 1998, the accounts of Sinterloy Corporation ("Sinterloy") and Clearfield Powdered Metals, Inc. ("Clearfield"), respectively. All significant inter-company accounts and transactions have been eliminated in the accompanying financial statements.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement establishes standards for reporting financial and descriptive information about operating segments. Under SFAS No. 131, information pertaining to the Company's operating segments will be reported on the basis that is used internally for evaluating segment performance and making resource allocation determinations. Management is currently studying the potential effects of adoption of this statement, which is required for the fiscal year ended 1998.

NOTE 3 - COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which requires that an enterprise classify items of other comprehensive income, as defined therein, by their nature in the financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted SFAS No. 130 in the first quarter of 1998. The principal difference between net income as historically reported in the consolidated statements of income and comprehensive income is foreign currency translation recorded in shareholders' equity. Comprehensive income is as follows:


                                                       NINE MONTHS ENDED      THREE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                      1998         1997         1998        1997
                                                      ----         ----         ----        ----

                   Net income                       $ 6,383      $ 3,261      $ 2,948     $   476
                   Minimum pension liability                         337                      337
                   Marketable securities                (75)                      (75)
                   Foreign currency translation         444       (1,296)         582        (511)
                                                    -------      -------      -------     -------
                   Comprehensive income             $ 6,752      $ 2,302      $ 3,455     $   302
                                                    =======      =======      =======     =======


NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The major components of inventories are as follows:


                                                    SEPTEMBER 30,      DECEMBER 31,
                                                       1998              1997
                                                       ----              ----

Raw materials and work-in-process                    $ 21,002          $ 18,690
Finished products                                       4,938             4,722
Inventory reserves                                     (1,664)           (1,329)
                                                     --------          --------
                                                     $ 24,276          $ 22,083
                                                     ========          ========

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


NOTE 6 - SHAREHOLDERS' EQUITY

In May 1998, the Company completed an initial public offering ("IPO") of 5,905,250 shares of common stock at an offering price to the public of $17.00 per share. In the IPO, 3,500,000 shares were sold by the Company and 2,405,250 shares were sold by certain of the Company's stockholders. The offering resulted in an increase in shareholders' equity of $57,000.

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

Basic and dilutive earnings per share is computed as follows:


                                                     NINE MONTHS ENDED       THREE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                     1998         1997         1998        1997
                                                     ----         ----         ----        ----

Income available to common shareholders:
    Income before extraordinary item               $ 9,462      $ 3,261      $ 2,948      $   476
    Less:  Preferred stock dividends                  (219)        (240)         (38)         (80)
                                                   -------      -------      -------      -------

 Income before extraordinary item attributable
   to common shareholders                            9,243        3,021        2,910          396
                                                   =======      =======      =======      =======

    Net income                                       6,383        3,261        2,948          476
    Less:  Preferred stock dividends                  (219)        (240)         (38)         (80)
                                                   -------      -------      -------      -------

Net income attributable to common shareholders       6,164        3,021        2,910          396
                                                   =======      =======      =======      =======

Weighted average shares:
Basic:
Basic weighted average shares                        7,017        4,664        9,188        4,664

Diluted:
Basic from above                                     7,017        4,664        9,188        4,664
Effect of warrant conversion                           492        1,024                     1,024
Effect of note conversion and options                   15                        29
                                                   -------      -------      -------      -------
Diluted weighted average shares                      7,524        5,688        9,217        5,688
                                                   =======      =======      =======      =======

Earnings per share:
  Basic:
    Earnings before extraordinary charge           $  1.32      $   .65      $   .32      $   .08
    Extraordinary charge                              (.44)
                                                   -------      -------      -------      -------
    Basic earnings per share                       $  . 88      $   .65      $   .32      $   .08
                                                   =======      =======      =======      =======

  Diluted:
    Earnings before extraordinary charge           $  1.23      $   .53      $   .32      $   .07
    Extraordinary charge                              (.41)
                                                   -------      -------      -------      -------
    Diluted earnings per share                     $   .82      $   .53      $   .32      $   .07
                                                   =======      =======      =======      =======

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

The following supplemental unaudited consolidating condensed financial statements present (in thousands):

         1. Consolidating condensed balance sheets as of September 30, 1998 and December 31, 1997, consolidating condensed statements of income for the three and nine-month periods ended September 30, 1998 and 1997 and consolidating condensed statements of cash flows for the nine months ended September 30, 1998 and 1997.

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

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)


                                                                SEPTEMBER 30, 1998
                                         ---------------------------------------------------------------------
                                                       COMBINED      COMBINED
                                                       GUARANTOR   NON-GUARANTOR
                                          PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                          ------     ------------   ------------   ------------    ------------

Assets
Current assets:
   Cash and cash equivalents             $  12,088     $      47      $   1,302                     $  13,437
   Marketable securities                     4,000                                                      4,000
   Accounts receivable, net                    304        20,489          6,682                        27,475
   Inventories, net                                       18,790          5,486                        24,276
   Deferred income taxes                     2,490                          427                         2,917
   Other current assets                         66           548            850                         1,464
                                         ---------     ---------      ---------      ---------      ---------
Total current assets                        18,948        39,874         14,747                        73,569
Other assets:
   Investment in subsidiaries                  791         6,535                     $  (7,326)
   Inter-company advances, net             142,562          (410)             6       (142,158)
   Property, plant and equipment                          54,986          8,243                        63,229
   Intangible assets                           225        60,892                                       61,117
   Other                                     1,010         6,592            415         (1,113)         6,904
                                         ---------     ---------      ---------      ---------      ---------
Total other assets                         144,588       128,595          8,664       (150,597)       131,250
                                         ---------     ---------      ---------      ---------      ---------
Total assets                             $ 163,536     $ 168,469      $  23,411      $(150,597)     $ 204,819
                                         =========     =========      =========      =========      =========

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                    $   8,839      $   3,095                     $  11,934
   Short term borrowings                                                  1,189                         1,189
   Accrued compensation                  $      44         7,092          1,265                         8,401
   Other accrued expenses                    3,329         2,800            385                         6,514
   Current portion of long-term debt         5,000         1,070            643                         6,713
                                         ---------     ---------      ---------      ---------      ---------
Total current liabilities                    8,373        19,801          6,577                        34,751
Long-term liabilities:
   Long-term debt                           93,750         2,533          1,593                        97,876
   Deferred income taxes                     5,888           417            185                         6,490
   Other                                                     772          1,233                         2,005
   Inter-company advances, net               1,125       134,858          7,288      $(143,271)
                                         ---------     ---------      ---------      ---------      ---------
Total long-term liabilities                100,763       138,580         10,299       (143,271)       106,371
                                         ---------     ---------      ---------      ---------      ---------
Total liabilities                          109,136       158,381         16,876       (143,271)       141,122
   Shareholders' equity                     54,400        10,088          6,535         (7,326)        63,697
                                         ---------     ---------      ---------      ---------      ---------
Total liabilities and
   shareholders' equity                  $ 163,536     $ 168,469      $  23,411      $(150,597)     $ 204,819
                                         =========     =========      =========      =========      =========

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)


                                                                            DECEMBER 31, 1997
                                                   ---------------------------------------------------------------------
                                                                 COMBINED      COMBINED
                                                                 GUARANTOR   NON-GUARANTOR
                                                    PARENT      SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS    CONSOLIDATED
                                                    ------      ------------  ------------  ------------    ------------

Assets
Current assets:
  Cash and cash equivalents                        $   3,103      $     469     $     816                    $   4,388
  Accounts receivable, net                                77         19,013         6,656                       25,746
  Inventories, net                                                   17,455         4,628                       22,083
  Deferred income taxes                                  890          1,545           398                        2,833
  Other current assets                                   142            560           734     $     (61)         1,375
                                                   ---------      ---------     ---------     ---------      ---------
Total current assets                                   4,212         39,042        13,232           (61)        56,425
Other assets:
  Investment in subsidiaries                             790          4,971                      (5,761)
  Inter-company advances, net                        132,490          1,300            11      (133,801)
  Property, plant and equipment                                      46,115         6,365                       52,480
  Intangible assets                                      231         56,308                                     56,539
  Other                                                1,675          7,352           445        (1,830)         7,642
                                                   ---------      ---------     ---------     ---------      ---------
Total assets                                       $ 139,398      $ 155,088     $  20,053     $(141,453)     $ 173,086
                                                   =========      =========     =========     =========      =========

Liabilities and shareholders' equity (deficit)
Current liabilities:
  Accounts payable                                                $   7,156     $   3,213                    $  10,369
  Short term borrowings                                                             1,744                        1,744
  Accrued compensation                             $      64          7,189           816                        8,069
  Other accrued expenses                              (3,219)         8,582           247     $    (116)         5,494
  Current portion of long-term debt                                   1,432           523                        1,955
                                                   ---------      ---------     ---------     ---------      ---------
Total current liabilities                             (3,155)        24,359         6,543          (116)        27,631

Long-term liabilities:
  Long-term debt                                     127,025          2,001         1,167                      130,193
  Deferred income taxes                                5,665            223           434                        6,322
  Other                                                                 780         1,031                        1,811
  Inter-company advances, net                          2,986        126,683         5,907      (135,576)
                                                   ---------      ---------     ---------     ---------      ---------
Total long-term liabilities                          135,676        129,687         8,539      (135,576)       138,326
                                                   ---------      ---------     ---------     ---------      ---------
Total liabilities                                    132,521        154,046        15,082      (135,692)       165,957

Detachable stock warrants,
  subject to put option                                9,300                                                     9,300
Shareholders' equity (deficit)                        (2,423)         1,042         4,971        (5,761)        (2,171)
                                                   ---------      ---------     ---------     ---------      ---------
Total liabilities and
  shareholders' equity (deficit)                   $ 139,398      $ 155,088     $  20,053     $(141,453)     $ 173,086
                                                   =========      =========     =========     =========      =========

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)


                                                         NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                         ------------------------------------

                                                            COMBINED           COMBINED
                                                            GUARANTOR        NON-GUARANTOR
                                             PARENT       SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                             ------       ------------       ------------     ------------      ------------

Net sales                                                  $    123,494     $     16,626                       $    140,120
Cost of sales                                                    81,467           13,518                             94,985
                                          -----------      ------------     ------------      ------------     ------------
Gross profit                                                     42,027            3,108                             45,135

Selling, technical and
   administrative expenses                $         7            15,260            1,946                             17,213
Amortization of intangibles                         7             2,641                                               2,648
                                          -----------      ------------     ------------      ------------     ------------
Total expenses                                     14            17,901            1,946                             19,861

Income (loss) from operations                     (14)           24,126            1,162                             25,274

Interest expense                                  238             9,016              383      $       (106)           9,531
Interest income                                  (847)                                                 106             (741)
Income from equity investees                    8,118               468                             (8,586)
Other (income) expense, net                                         (17)              36                                 19
                                          -----------      ------------     ------------      ------------     ------------
Income before extraordinary item
    and income taxes                            8,713            15,595              743            (8,586)          16,465

Income taxes                                      267             6,461              275                              7,003

Income before extraordinary item                8,446             9,134              468            (8,586)           9,462

Extraordinary items                             2,063             1,016                                               3,079
                                          -----------      ------------     ------------      ------------     ------------

Net income                                $     6,383      $      8,118     $        468      $     (8,586)    $      6,383
                                          ===========      ============     ============      ============     ============

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)


                                                                   NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                                   ------------------------------------

                                                             COMBINED          COMBINED
                                                             GUARANTOR       NON-GUARANTOR
                                             PARENT        SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                             ------        ------------      ------------     ------------      ------------

Net sales                                                  $    101,113     $     15,249                       $    116,362
Cost of sales                                                    70,609           12,331                             82,940
                                          -----------       -----------      -----------       -----------      -----------
Gross profit                                                     30,504            2,918                             33,422

Selling, technical and
   administrative expenses                                       12,053            2,188                             14,241
Amortization of intangibles               $         8             2,528               39                              2,575
Plant consolidation expense                                          50                                                  50
                                          -----------       -----------      -----------       -----------      -----------
Total expenses                                      8            14,631            2,227                             16,866
                                          -----------       -----------      -----------       -----------      -----------

Income (loss) from operations                      (8)           15,873              691                             16,556

Interest expense                                  487            10,738              322      $       (240)          11,307
Interest income                                  (908)                                                 240             (668)
Income from equity investees                    3,173               285                             (3,458)
Other (income) expense, net                       273              (151)                                                122
                                          -----------       ------------     -----------       -----------      -----------
Income before income taxes                      3,313             5,571              369            (3,458)           5,795

Income taxes                                       52             2,398               84                              2,534
                                          -----------       -----------      -----------       -----------      -----------

Net income                                $     3,261      $      3,173     $        285      $     (3,458)    $      3,261
                                          ===========      ============     ============      ============     ============

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                                 THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                                 -------------------------------------

                                                            COMBINED           COMBINED
                                                            GUARANTOR        NON-GUARANTOR
                                            PARENT        SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                            ------        ------------       ------------     ------------      ------------

Net sales                                                  $     38,583     $      4,818                       $     43,401
Cost of sales                                                    25,705            3,902                             29,607
                                          -----------       -----------      -----------       -----------      -----------
Gross profit                                                     12,878              916                             13,794

Selling, technical and
   administrative expenses                        (33)            5,061              604                              5,632
Amortization of intangibles               $         3               877                                                 880
                                          -----------       -----------      -----------       -----------      -----------
Total expenses                                    (30)            5,938              604                              6,512

Income from operations                             30             6,940              312                              7,282

Interest expense                                                  2,291              115                              2,406
Interest income                                  (250)                                                                 (250)
Income from equity investees                    2,841                75                       $     (2,916)
Other (income) expense, net                        70               (90)              22                                  2
                                          -----------       ------------     -----------       -----------      -----------
Income before income taxes                      3,051             4,814              175            (2,916)           5,124

Income taxes                                      103             1,973              100                              2,176
                                          -----------       -----------      -----------       -----------      -----------

Net income                                $     2,948      $      2,841     $         75      $     (2,916)    $      2,948
                                          ===========      ============     ============      ============     ============

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                                 THREE MONTHS ENDED SEPTEMBER 30, 1997
                                                                 -------------------------------------

                                                            COMBINED           COMBINED
                                                            GUARANTOR        NON-GUARANTOR
                                            PARENT        SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                            ------        ------------       ------------     ------------      ------------

Net sales                                                  $     34,610     $      4,771                       $     39,381
Cost of sales                                                    24,972            3,923                             28,895
                                          -----------       -----------      -----------       -----------      -----------
Gross profit                                                      9,638              848                             10,486
Selling, technical and
   administrative expenses                                        3,987              807                              4,794
Amortization of intangibles               $         3               937                9                                949
Plant consolidation expense                                          50                                                  50
                                          -----------       -----------      -----------       -----------      -----------
Total expenses                                      3             4,974              816                              5,793

Income (loss) from operations                      (3)            4,664               32                              4,693

Interest expense                                  162             3,559              117      $        (80)           3,758
Interest income                                  (248)                                                  80             (168)
Income (loss) from equity investees               469               (58)                              (411)
Other (income) expense, net                        78                63              (59)                                82
                                          -----------       -----------      -----------       -----------      -----------
Income (loss) before income taxes                 474               984              (26)             (411)           1,021

Income taxes (credit)                              (2)              515               32                                545
                                          -----------       -----------      -----------       -----------      -----------

Net income (loss)                         $       476      $        469     $        (58)     $       (411)    $        476
                                          ===========      ============     ============      ============     ============

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                               NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                               ------------------------------------

                                                            COMBINED           COMBINED
                                                            GUARANTOR        NON-GUARANTOR
                                             PARENT       SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                             ------       ------------       ------------     ------------      ------------

Net cash provided by
  operating activities                    $     3,835      $     12,852     $      3,119                       $     19,806
Cash flows from investing activities:
  Purchase of marketable securities            (4,130)                                                               (4,130)
  Business acquisitions                        (9,100)                                                               (9,100)
  Purchase of property, plant and
    equipment                                                    (9,645)          (1,482)                           (11,127)
  Payments received on
    shareholder loans                             665                                                                   665
                                          -----------       -----------      -----------       -----------      -----------
Net cash used in
  investing activities                        (12,565)           (9,645)          (1,482)                           (23,692)
Cash flows from financing
  activities:
  Payments on short term borrowings                                                 (636)                              (636)
  Proceeds from borrowings on
     long-term debt                            35,000                                                                35,000
  Net proceeds from issuance of
    common stock                               52,722                                                                52,772
  Payments on long term debt                  (66,250)           (2,779)            (515)                           (69,544)
  Deferred financing costs                                         (850)                                               (850)
  Payment of preferred
    stock dividend                               (219)                                                                 (219)
  Payments on early retirement
   of debt                                     (3,588)                                                               (3,588)
                                          ------------      -----------      -----------       -----------      ------------
Net cash provided by
  financing activities                         17,715            (3,629)          (1,151)                            12,953
                                          -----------       ------------     ------------      -----------      -----------
Net (decrease) increase in cash and
  cash equivalents                              8,985              (422)             486                              9,049
Cash and cash equivalents
  at beginning of period                        3,103               469              816                              4,388
                                          -----------       -----------      -----------       -----------      -----------
Cash and cash equivalents
  at end of period                        $    12,088      $         47     $      1,302                       $     13,437
                                          ===========      ============     ============       ===========     ============

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)


                                                           NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                           ------------------------------------

                                                            COMBINED           COMBINED
                                                            GUARANTOR        NON-GUARANTOR
                                             PARENT       SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                             ------       ------------       ------------     ------------      ------------

Net cash provided by
  operating activities                    $     6,299      $      3,640     $        257                       $     10,196
Cash flows from investing activities:
  Business acquisitions                       (26,088)                                                              (26,088)
  Purchase of property, plant and
    equipment                                                    (4,603)            (195)                            (4,798)
  Payments received on
    shareholder loans                             163                                                                   163
                                          -----------       -----------      -----------       -----------      -----------
Net cash used in
  investing activities                        (25,925)           (4,603)            (195)                           (30,723)
Cash flows from financing
  activities:
  (Payments) proceeds on
     long-term debt                            (1,751)            1,591             (623)                              (783)
  Deferred financing costs                                         (565)                                               (565)
  Payment of preferred
    stock dividend                               (240)                                                                 (240)
  Other                                           (30)              (28)              28                                (30)
                                          -----------       -----------      -----------       -----------      -----------
Net cash (used in) provided by
  financing activities                         (2,021)              998             (595)                            (1,618)
                                          -----------       -----------      -----------       -----------      -----------
Net (decrease) increase in cash and
  cash equivalents                            (21,647)               35             (533)                           (22,145)
Cash and cash equivalents
  at beginning of period                       25,187                 5              582                             25,774
                                          -----------       -----------      -----------       -----------      -----------
Cash and cash equivalents
  at end of period                        $     3,540      $         40     $         49                       $      3,629
                                          ===========      ============     ============       ===========     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.


GENERAL

Hawk designs, engineers, manufactures and markets specialized components, principally made from powder metals, used in a wide variety of aerospace, industrial and commercial applications. The Company is a leading worldwide supplier of friction products for brakes, clutches and transmissions used in aerospace, industrial and specialty applications. Friction products represented 61.0% of Company sales in the first nine months of 1998. Hawk is also a leading supplier of powder metal components for industrial applications, including pump, motor and transmission elements, gears, pistons and anti-lock brake sensor rings. Powder metal components represented 28.7% of Company sales in the first nine months of 1998. In addition, the Company designs and manufactures die-cast aluminum rotors for small electric motors used in appliances, business machines and exhaust fans. The Company focuses on manufacturing products requiring sophisticated engineering and production techniques for applications in markets where it has achieved a significant market share.

Since its formation in 1989, Hawk has pursued a strategic growth plan by making complementary acquisitions and broadening its customer base. All these acquisitions were accounted for under the purchase method of accounting, with the purchase price allocated to the estimated fair market value of the assets acquired and liabilities assumed. In the acquisitions, any excess of the purchase price paid over the estimated fair value of the net assets acquired was allocated to goodwill, which resulted in approximately $49.2 million of goodwill reflected on the September 30, 1998 balance sheet. The annual amortization of goodwill will result in non-cash charges to future operations of approximately $2.1 million per year (of which the majority of such amortization is deductible for tax purposes) based on amortization periods ranging from 15 to 40 years.


Year 2000 Compliance
--------------------

The Company is continuing its efforts to assess and remediate issues caused by the inability of certain of its information systems to properly process transactions using dates beginning in the Year 2000. During 1998, the Company completed an assessment of its information systems relative to Year 2000 deficiencies. Each of the Company's operating units is now engaged in the remediation of its Year 2000 issues which includes upgrading or replacing older software with new programs and systems, which will handle the Year 2000 and beyond.

In addition, the Company has requested and gathered information about the Year 2000 compliance status of its significant suppliers and continues to monitor their compliance. There can be no assurance that the systems of other companies that interact with the Company will be sufficiently Year 2000 compliant so as to avoid an adverse impact on the Company's operations, financial condition and results of operations.

The Company has budgeted the necessary funds to address its Year 2000 related projects. The Company believes that the incremental cost of Year 2000 compliance efforts is not material due to its use of third-party developed software which is now date compliant or can be made date compliant by purchasing vendor supplied upgrades. All of the costs related to achieving Year 2000 compliance will be funded through the Company's operating cash flows.

The Company expects that most of its remediation efforts will be in place before mid-1999. However, there can be no assurance that the Company will be successful in implementing its Year 2000 remediation according to the anticipated schedule.

In addition, the Company may be adversely affected by the inability of other companies whose systems interact with the Company to become Year 2000 compliant and by potential interruptions of utility, communications or transportation systems as a result of Year 2000 issues.

Although the Company expects its internal information systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or significant external companies are not Year 2000 complaint in a timely manner. The Company expects to prepare its contingency plan during 1999.

RECENT EVENTS

On November 12, 1998, the Board of Directors of the Company authorized the repurchase of up to $2.0 million of its common stock. The Company expects to purchase the shares from time to time in the open market, as market conditions warrant. All shares repurchased will be held as treasury shares available for reissue in connection with the Company's stock option plan and for general corporate purposes.

THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

Net Sales. Net sales increased $4.0 million, or 10.2%, to $43.4 million in the third quarter of 1998 from $39.4 million in the comparable quarter of 1997. The sales increase was attributable to the acquisition of Clearfield in June 1998, and to a lesser extent, Sinterloy in August 1997, and strong customer demand in the Company's powder metal product lines. Sales in the Company's powder metal lines increased $5.1 million, or 60.7%, to $13.5 million in the third quarter of 1998 from $8.4 million in the comparable quarter of 1997. Sales in the Company's powder metal lines, exclusive of Clearfield and Sinterloy, increased $1.8 million, or 21.4%, to $10.2 million in the third quarter of 1998 from $8.4 million in the comparable quarter of 1997. The increase was attributable to the strong customer demand in the truck, motor and transmission components, and lawn and garden markets, as well as increased demand in the fluid power markets served by the Company. Sales of friction products, affected by decreased demand in agriculture markets decreased $0.7 million, or 2.7%, to $25.6 million in the third quarter of 1998 from $26.3 million in the comparable quarter of 1997.

Gross Profit. Gross profit increased $3.3 million, or 31.6%, to $13.8 million in the third quarter of 1998 from $10.5 million in the comparable quarter of 1997. The gross profit margin increased to 31.8% in the third quarter of 1998 from 26.6% in the comparable period of 1997. The increase is primarily attributable to the inclusion of Clearfield in the recent quarter, product mix and manufacturing efficiencies resulting from the Company's capital expenditure program.

Selling Technical and Administrative ("ST&A") Expenses. ST&A expenses increased $0.8 million, or 17.5%, to $5.6 million in the third quarter of 1998 from $4.8 million in the comparable period of 1997. The acquisition of Sinterloy and Clearfield represented 92.2% of the total increase in ST&A during the third quarter of 1998. As a percentage of sales, ST&A expenses increased to 13.0% of sales in the third quarter of 1998 from 12.2% in the comparable quarter of 1997. This increase was due primarily to increased spending in the Company's research & development efforts, and the hiring of additional personnel required to support the Company's growth.

Income from Operations. Income from operations increased by $2.6 million, or 55.2%, to $7.3 million in the third quarter of 1998, from $4.7 million in the comparable quarter of 1997. Income from operations as a percent of net sales increased to 16.8% in the third quarter of 1998 from 11.9% in the comparable quarter of 1997, reflecting increased sales activity, product mix, manufacturing efficiencies and gross margin improvement.

Interest Expense. Interest expense decreased $1.4 million, or 36.0%, to $2.4 million in the third quarter of 1998 from $3.8 million in the comparable quarter of 1997. The decrease in 1998 compared to the comparable quarter of 1997 is attributable to lower debt levels, a result of the repayment of debt from the proceeds of the Company's IPO, as well as lower interest rates during the third quarter of 1998 attributable to the refinancing of the Company's debt at the time of the IPO.

Income Taxes. The provision for income taxes increased to $2.2 million in the third quarter of 1998 from $0.6 million in the comparable quarter of 1997, reflecting the increase in pre-tax income as well as an increase in the Company's effective tax rate, due to the non deductibility of goodwill amortization resulting from the acquisition of Hutchinson and Clearfield.


Net Income. As a result of the factors discussed above, net income increased $2.4 million, or 519.3%, to $2.9 million in the third quarter of 1998 from $0.5 million in the comparable period of 1997.


FIRST NINE MONTHS OF 1998 COMPARED TO FIRST NINE MONTHS OF 1997

Net Sales. Net sales increased by $23.8 million, or 20.4%, to $140.1 million during the first nine months of 1998 from $116.4 million during the first nine months of 1997. The net sales increase in the first nine months of 1998 was attributable to the acquisition of Clearfield and Sinterloy, and strong customer demand in most product lines served by the Company. Sales of friction products increased to $85.5 million for the nine months ended September 1998 from $80.2 million in the comparable period of 1997, or 6.7%. The Company experienced strong demand for the first nine months of 1998, led by the Company's aerospace and truck markets, which was partially offset by a decrease in its agricultural markets. Sales in the Company's powder metal lines increased 87.4% to $40.1 million for the first nine months of 1998 from $21.4 million in the comparable period of 1997. Exclusive of Sinterloy and Clearfield, sales of powder metal products increased by 23.8%. This increase was led by strong customer demand in the truck, motor and transmission components, lawn and garden and the fluid power markets served by the Company.

Gross Profit. Gross profit increased $11.7 million to $45.1 million during the first nine months of 1998, a 35.1% increase over gross profit of $33.4 million during the first nine months of 1997. The gross profit margin increased to 32.2% during the first nine months of 1998 from 28.7% during the comparable period of 1997. The increase is primarily due to the inclusion of Sinterloy for the entire nine months of 1998, product mix, and manufacturing efficiencies resulting from the Company's capital expenditure program.

Selling, Technical and Administrative ("ST&A") Expenses. ST&A expenses increased $3.0 million, or 20.9%, to $17.2 million during the first nine months of 1998. The acquisition of Sinterloy and Clearfield represented 61.3% of the total increase in ST&A during the first nine months of 1998. ST&A increased to 12.3% of sales during the first nine months of 1998 from 12.2% during the comparable period of 1997.

Income from Operations. Income from operations increased by $8.7 million, or 52.7%, to $25.3 million during the first nine months of 1998 from $16.6 million in the comparable quarter of 1997. Income from operations as a percent of net sales increased to 18.0% in the first nine months of 1998 from 14.2% in the comparable nine month period of 1997, reflecting increased sales activity, product mix, manufacturing efficiencies and margin improvement.

Interest Expense. Interest expense decreased $1.8 million, or 15.7%, to $9.5 million in the first nine months of 1998 from $11.3 million in the comparable nine month period of 1997. The decrease is attributable to lower debt levels, a result of the repayment of debt from the proceeds of the Company's IPO during the second quarter of 1998 and, to a lesser extent, lower interest rates incurred by the Company.

Income Taxes. The provision for income taxes increased to $7.0 million in the first nine months of 1998 from $2.5 million in the comparable period of 1997, reflecting the increase in pre-tax income. The Company's effective tax rate during the first nine months of 1998 was 42.5% compared to 43.7% in the comparable nine month period of 1997.

Income before Extraordinary Items. As a result of the items discussed above, income before extraordinary items increased $6.2 million, or 190.2%, to $9.5 million for the nine months ended September 30, 1998 from $3.3 million in the comparable period of 1997.

Net Income. Net income increased $3.1 million to $6.4 million, or 95.7%, in the first nine months of 1998 from $3.3 million in the comparable period of 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations. In addition, the Company has available $50.0 million under the terms of its revolving credit facility entered into in May 1998 which may be used for general corporate purposes or to finance future acquisitions. Net cash from operating activities was $19.8 million for the nine month period ended September 30, 1998 as compared to net cash from operating activities of $10.2 million in the comparable period of 1997. The increase in net income and non-cash charges in addition to an improved working capital position at September 30, 1998 accounted for the increased operating cash flow.

Net cash used in investing activities was $23.7 million and $30.7 million for the nine month periods ended September 30, 1998 and 1997, respectively. The cash used in investing activities during the nine month period ended September 1998, consisted of the acquisition of Clearfield, purchase of short term marketable securities and $11.1 million for the purchases of property, plant and equipment. In the comparable period of 1997, cash used in investing activities consisted of the acquisition of Hutchinson and Sinterloy and $4.8 million for the purchases of property, plant and equipment.

Net cash provided by financing activities was $12.9 million for the nine month period ended September 30, 1998 received primarily from the proceeds of the Company's IPO and proceeds from a $35.0 million term loan. These proceeds were used to retire $69.5 million of outstanding debt. In the comparable nine month period of 1997, net cash used in financing activities of $1.6 was primarily used for the payment of debt and dividends.

The primary uses of capital by the Company are (1) to pay interest on, and to repay principal of, indebtedness, (2) for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product development, and (3) making additional strategic acquisitions of complementary businesses.

As of September 30, 1998, the Company was in compliance with the terms of its indebtedness.

The Company believes that cash flow from operating activities, and additional funds available under the Company's revolving credit facility, will be sufficient to meet its currently anticipated operating and capital expenditure requirements and service its indebtedness for the next 12 months.


FORWARD LOOKING STATEMENTS

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about expansion into new markets and growth in existing markets, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to (1) the ability of the Company to continue to meet the terms of the Company's credit documents which contain a number of significant financial covenants and other restrictions; (2) the Company's reliance on significant customers; (3) changes in market conditions in the end-markets served by the Company; (4) supplies and prices of raw materials used by the Company; (5) the effect of product mix on margins; (6) whether the Company's aerospace friction products will be able to continue to meet stringent Federal Aviation Administration criteria and testing requirements; (7) whether the Company will be able to successfully integrate Clearfield into its operations; and (8) the Company's continued expansion into international markets, with all the risks inherent in doing business internationally, including unexpected changes in regulatory requirements, export restrictions, unexpected changes in regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, potential instability, fluctuation in currency exchange rates and potential adverse tax consequences. Any investor or potential investor in the Company must consider these risks and others that are detailed in other filings by the Company with the Securities and Exchange Commission.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

                 27.1      Financial Data Schedule

         (b)     Reports on Form 8-K:

                 None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November 13, 1998     HAWK CORPORATION

                               By: /s/ RONALD E. WEINBERG
                                  -----------------------
                               Ronald E. Weinberg,
                               Chairman of the Executive Committee and Treasurer

                               By: /s/ THOMAS A. GILBRIDE
                                  -----------------------
                               Thomas A. Gilbride,
                               Vice President- Finance  (Chief Accounting
                               Officer)