Form 10-K405
period 1998-12-31
HAWK CORP
filed 1999-03-31
CIK 849240

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                          COMMISSION FILE NO. 001-13797

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

       Registrant's telephone number, including area code: (216) 861-3553

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                  TITLE OF EACH CLASS      NAME OF EXCHANGE ON WHICH REGISTERED
                  -------------------      ------------------------------------
Series B 10.25% Senior Notes due 2003                   New York Stock Exchange
 Class A Common Stock, par value $.01                   New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 17, 1999, the registrant had 8,693,900 shares of Class A Common Stock, net of treasury shares and 0 shares of Class B non-voting Common Stock outstanding. As of that date, the aggregate market value of the voting stock of the registrant held by non-affiliates was $41,638,715 (based upon the closing price of $7.688 per share of Class A Common Stock on the New York Stock Exchange on March 17, 1999). For purposes of this calculation, the registrant deems the 3,277,834 shares of Class A Common Stock held by all of its Directors and executive officers to be the shares of Class A Common Stock held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1998 ("1998 Annual Report") are incorporated by reference into Parts I, II and IV of this report.

         Portions of the registrant's definitive Proxy Statement ("Proxy Statement") to be used in connection with its Annual Meeting of Stockholders to be held on May 10, 1999 are incorporated by reference into Part III of this Form 10-K.

         As used in this Form 10-K, the terms "Company," "Hawk" and "Registrant" mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 1998.

PART I

ITEM 1. BUSINESS.

                  Hawk Corporation ("Hawk" or the "Company"), founded in 1989, is a holding company, the principal assets of which consist of the capital stock of its manufacturing subsidiaries, Friction Products Co. ("FPC"), S.K. Wellman Corp. ("SKW"), Helsel, Inc. ("Helsel"), Sinterloy Corporation ("Sinterloy"), Clearfield Powdered Metals, Inc. ("Clearfield"), Hutchinson Products Corporation ("Hutchinson") and Logan Metal Stampings, Inc. ("Logan"). Through its subsidiaries, Hawk operates primarily in two reportable segments: Friction Products ("Friction") and Powder Metal ("PM"). The Company's friction products are made from proprietary formulations of composite materials that primarily consist of metal powders and synthetic and natural fibers. Friction products are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Friction products manufactured by the Company include friction linings for use in brakes, transmissions and clutches in aerospace, construction, agricultural, truck and specialty vehicle markets. The Company's powder metal components are made from formulations of composite powder metal alloys. The PM segment manufactures a variety of components for use in fluid power, truck, lawn and garden, construction, agriculture, home appliance, automotive and office equipment markets. In addition, the Company designs and manufactures die-cast aluminum rotors for small electric motors used in appliances, business equipment and exhaust fans. The Company focuses on manufacturing products requiring sophisticated engineering and production techniques for applications in markets in which it has achieved a significant market share.

RECENT DEVELOPMENT

         On February 26, 1999, the Company completed its acquisition of Allegheny Powder Metallurgy, Inc. ("Allegheny"), a Falls Creek, Pennsylvania, manufacturer of powder metal components. Allegheny had net sales of $17.4 million in 1998, and the acquisition is expected to be accretive to earnings in 1999. The Company used its available cash and funds available under its credit facility to complete the transaction.

BUSINESS STRATEGY

         The Company's business strategy includes the following principal elements:

     -- FOCUS ON HIGH-MARGIN, SPECIALTY APPLICATIONS. The Company operates primarily in aerospace, industrial and commercial markets that require sophisticated engineering and production techniques. In developing new applications, as well as in evaluating acquisitions, the Company seeks to compete in markets requiring such engineering expertise and technical capability, rather than in markets in which the primary competitive factor is price. The Company believes margins for its products in these markets are higher than in other manufacturing markets that use standardized products. The Company's gross margins in 1998 and 1997 were 32.1% and 28.5%, respectively.

      -- NEW PRODUCT INTRODUCTION. A key part of the Company's strategy is the introduction of new products, which incorporate improved performance characteristics or reduced costs in response to customer needs. Because friction products are the consumable, or wear, component of brake, clutch and transmission systems, the introduction of new friction products in conjunction with a new system provides the Company with the opportunity to supply the aftermarket for the life of the system. For example, the ability to service the aftermarket for a particular braking system will likely provide the Company with a stable market for its friction products for the life of the product, which can be 30 years or more. The Company also seeks to grow by applying its existing products and technologies to new specialized applications where its products have a performance or technological advantage.

      -- PURSUIT OF STRATEGIC ACQUISITIONS. Many of the markets in which the Company competes are fragmented, providing the Company with attractive acquisition opportunities. The Company will continue to seek to acquire complementary businesses with leading market positions that will enable it to expand its product offerings, technical capabilities and customer base. Historically, the Company has been able to achieve significant cost reductions through the integration of its acquisitions.

      -- EXPANDING INTERNATIONAL SALES. To take advantage of worldwide growth in its end user markets, the Company expanded its international presence through the acquisition of SKW in 1995, which resulted in the addition of manufacturing facilities in Italy and Canada and a worldwide distribution network. The Company continues to expand its European operations to meet strong demand in established markets throughout Europe. The Company also believes that further opportunities to expand sales exist in emerging economies. Sales from the Company's international facilities have grown from $8.1 million in 1995 to $22.0 million in 1998.

      -- LEVERAGING CUSTOMER RELATIONSHIPS. The Company's engineers work closely with customers to develop and design new products and improve the performance of existing products. The Company's commitment to quality, service and just-in-time delivery enables it to build and maintain strong and stable customer relationships. The Company believes that more than 80% of its sales are from products and materials for which it is the sole source provider for specific customer applications. Each of the Company's ten largest customers have been customers of the Company or its predecessors for more than ten years. The Company believes that strong relationships with its customers provide it with significant competitive advantages in obtaining and securing new business opportunities.

ACQUISITIONS

         On June 8, 1998, the Company purchased the capital stock of Clearfield Powder Metals Inc. The acquisition of Clearfield further expanded the Company's powder metals component business into the lawn and garden, home appliance, power hand tool, and truck markets.

         On January 2, 1997, the Company purchased the capital stock of Hutchinson Foundry Products Company. The Hutchinson acquisition furthered the Company's strategy of acquiring complementary businesses and expanded the Company's product offerings, technical capabilities and customer base. Hutchinson designs and manufactures die-cast aluminum rotors. The Company believes that Hutchinson is one of the largest independent domestic suppliers of these rotors, which are used in subfractional (less than 1/20 horsepower) electric motors for use in business equipment, appliances and exhaust fans. The Company also believes Hutchinson has growth opportunities arising from the trend by original equipment motor manufacturers to outsource production of rotors. Additionally, Hutchinson manufactures extruded aluminum fan spacers used in commercial diesel engines for heavy trucks and off-road equipment and precision metal castings used in hand power tools and gasoline pumping units.

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

FRICTION PRODUCTS
-----------------

         The Company's Friction segment manufactures products made from proprietary formulations of composite materials that primarily consist of metal powders and synthetic and natural fibers. Friction products are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. For example, the friction brake linings in aircraft braking systems slow and stop airplanes when landing or taxiing. Friction products manufactured by the Company also include friction linings for use in automatic and power shift transmissions, clutch facings that serve as the main contact point between an engine and a transmission, and brake linings for use in other types of braking systems.

         The Company's friction products are custom-designed to meet the performance requirements of a specific application and must meet temperature, pressure, component life and noise level criteria. The engineering required in designing a friction material for a specific application dictates a balance between the component life cycle and the performance application of the friction material in, for example, stopping or starting movement. Friction products are consumed through customary use in a brake, clutch or transmission system and require regular replacement. Because the friction material is the consumable, or wear, component of such systems, new friction product introduction in conjunction with a new system provides the Company with the opportunity to supply the aftermarket with that friction product for the life of the system.

         The principal markets served by the Company's Friction segment include manufacturers of aircraft brakes, truck clutches, heavy-duty construction and agricultural vehicle brakes, clutches and transmissions, as well as manufacturers of motorcycle, snowmobile and performance racing brakes. Based upon net sales, the Company believes that it is among the top three worldwide manufacturers of friction products used in aerospace and industrial applications. The Company estimates that aftermarket sales of friction products have comprised approximately 50% of the Company's net friction product sales in recent years. The Company believes that its stable aftermarket sales component enables the Company to reduce its exposure to adverse economic cycles.

         AEROSPACE. The Company believes it is the only independent supplier of friction materials to the manufacturers of braking systems for the Boeing 727, 737 and 757, the MD DC-9, DC-10 and MD-80 and the Canadair CRJ aircraft. The Company believes it is also the largest supplier of friction materials to the general aviation (non-commercial, non-military) market, supplying friction materials for aircraft manufacturers such as Cessna, Lear, Gulfstream and Fokker. Each aircraft braking system, including the friction materials supplied by the Company, must meet stringent Federal Aviation Administration ("FAA") criteria and certification requirements. New model development and FAA testing for the Company's aircraft braking system customers generally begins two to five years prior to full scale production of new braking systems. If the Company and its aircraft brake system manufacturing partner are successful in obtaining the rights to supply a particular model of aircraft, the Company will typically supply its friction products to that model's aircraft braking system for as long as the model continues to fly because it is generally too expensive to redesign a braking system and meet FAA requirements. Moreover, FAA maintenance requirements mandate that brake linings be changed after a specified number of take-offs and landings, which the Company expects to result in a continued and steady market for its aerospace friction products.

         The Company's friction products for commercial aerospace applications are primarily used on "single-aisle" aircraft that are flown on shorter routes, resulting in more takeoffs and landings than larger aircraft. The Company believes its friction products provide an attractive combination of performance and cost effectiveness in these applications. According to Boeing's 1998 Current Market Outlook, approximately 9,000 of the 12,300 airplanes in the world fleet are single-aisle commercial aircraft. The report also forecasts single-aisle to increase by over 3,500 to 12,500 by the end of 2007. The Boeing report also states that world airline traffic is projected to increase 5% per year over the next ten years. The Company expects that continued growth in world airline traffic, combined with the increasing number of single-aisle aircraft, will cause demand for the Company's aerospace friction products to remain strong. For example, Boeing is utilizing the Company's friction material on its new 737NG (New Generation) series aircraft.

         CONSTRUCTION/AGRICULTURAL/TRUCKS. The Company supplies a variety of friction products for use in brakes, clutches and transmissions on construction and agricultural equipment and trucks. These components are designed to precise tolerances and permit brakes to stop or slow a moving vehicle and the clutch or transmission systems to engage or disengage. The Company believes it is a leading supplier to original equipment manufacturers and to the aftermarket. The Company believes that its trademark, Velvetouch(R), is well known in the aftermarket for these components. As with the Company's aerospace friction products, new friction product introduction in conjunction with a new brake, clutch or transmission system provides the Company with the opportunity to supply the aftermarket with the friction product for the life of the system.

      -- CONSTRUCTION EQUIPMENT. The Company supplies friction products such as transmission discs, clutch facings and brake linings to manufacturers of construction equipment, including Caterpillar. The Company believes it is the second largest domestic supplier of these types of friction products. Replacement components for construction equipment are sold through manufacturers such as Caterpillar, as well as various aftermarket distributors.

      -- AGRICULTURAL EQUIPMENT. The Company supplies friction products such as clutch facings, transmission discs and brake linings for manufacturers of agricultural equipment, including John Deere and New Holland. The Company believes it is the second largest domestic supplier of such friction products. Replacement components for agricultural equipment are sold through original equipment manufacturers as well as various aftermarket distributors.

      -- MEDIUM AND HEAVY TRUCKS. The Company supplies friction products for clutch facings used in medium and heavy trucks to original equipment manufacturers, such as Eaton. The Company believes it is the leading domestic supplier of replacement friction products used in these applications. Replacement components are sold through the Company's original equipment manufacturers and various aftermarket distributors.

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

POWDER METAL COMPONENTS
-----------------------

         The Company's PM segment is a leading supplier of powder metal components consisting primarily of pump, motor and transmission elements, gears, pistons and anti-lock brake sensor rings for applications ranging from lawn and garden tractors to industrial equipment. Since Hawk's founding in 1989, it has participated in the growing powder metal parts and products industry with a focus on the North American industrial market, which the Metal Powder Industries Federation ("MPIF"), an industry trade group, estimates had sales of over $1.0 billion in 1997. According to MPIF, the value of iron powder shipments in North America increased by over 10% per year from 1991 to 1997, and North American powder manufacturers are anticipating an average annual growth rate of almost 6% per year for the next ten years.

         FLUID POWER, INDUSTRIAL AND OTHER APPLICATIONS. The Company manufactures a variety of components made from powder metals for use in (1) fluid power applications, such as pumps and other hydraulic mechanisms, (2) transmissions, other drive mechanisms and anti-lock braking systems used in trucks and off-road and lawn and garden equipment, (3) gears and other components for use in home appliances and office equipment and (4) components used in automotive applications. The Company believes that the market for powder metal components will continue to grow as the Company's core powder metal technology benefits from advances that permit production of powder metal components with increased design flexibility, greater densities and closer tolerances that provide improved strength, hardness and durability for demanding applications, and enable the Company's powder metal components to be substituted for wrought steel or iron components produced with forging, casting or stamping technologies. Powder metal components can often be produced at a lower cost per unit than products manufactured with forging, casting or stamping technologies due to the elimination of, or substantial reduction in, secondary machining, lower material costs and the virtual elimination of raw material waste. The Company believes that the current trend of substituting powder metal components for forged, cast or stamped components in industrial applications will continue for the foreseeable future, providing the Company with increased product and market opportunities.

         As of February 26, 1999 with the acquisition of Allegheny, the Company's PM segment operates in five facilities, each targeting an important aspect of the market place:

      -- HIGH PRECISION. Helsel's pressing and finishing capabilities enable it to specialize in tight tolerance fluid power components such as pump elements and gears. In addition, the Company believes that Helsel's machining capabilities provide it with a competitive advantage by giving it the ability to supply a completed part to its customers, typically without any subcontracted precision machining. The Company believes that Helsel's growth will be driven by existing customers' new design requirements and new product applications primarily for pumps, motors and transmissions.

      -- LARGE SIZE CAPABILITY. The FPC PM segment operation has the capability to make structural powder metal components that are among the largest used in North America. The Company expects its sales of larger powder metal components to continue to grow as the Company creates new designs for existing customers and benefits from market growth, primarily in current construction, agricultural and truck applications. For example, the Company believes that sales of its powder metal components used in anti-lock braking systems will benefit as domestic trucks comply with the U.S. Department of Transportation's regulations requiring the installation of anti-lock braking systems on new trucks.

      -- HIGH VOLUME. Sinterloy, Clearfield and Allegheny target smaller, high volume parts where they can utilize their efficient pressing and sintering capabilities to their best advantage. Sinterloy's primary market has been powder metal components for the business equipment market. Clearfield's market focus has been primarily to the lawn and garden, home appliance, power hand tool, and truck markets. Allegheny's market focus has been primarily the lawn and garden and automotive markets. The Company believes that the high volume capabilities of Sinterloy, Clearfield and Allegheny will provide the Company with cross-selling opportunities from the Company's other PM facilities.

DIE-CAST ALUMINUM ROTORS
------------------------

         The Company believes that Hutchinson is the largest independent U.S. manufacturer of die-cast aluminum rotors for use in subfractional electric motors. These motors are used in a wide variety of applications such as business equipment, small household appliances and exhaust fans. Hawk accounts for Hutchinson in its other segment category. Hutchinson does not meet the quantitative threshold for creating its own reportable segment.

         The Company estimates that approximately 50% of all rotors in the subfractional motor market are made internally by motor manufacturers such as Emerson and General Electric. However, the Company believes Hutchinson has growth opportunities arising from the trend by original equipment motor manufacturers to outsource their production of rotors. The Company is currently exploring the possibility of expanding its rotor manufacturing capabilities into Mexico, where a large portion of subfractional motors are manufactured.

OTHER
-----
         In addition to providing metal stampings for the Friction segment, the Company's Logan subsidiary also sells transmission plates and other components to the automotive and trucking industries. The Company accounts for this portion of Logan's business in the other segment.


BUSINESS SEGMENT INFORMATION
(in thousands)

                                                     YEAR ENDED DECEMBER 31
                                         -------------------------------------------
                                             1998              1997             1996
                                             ----              ----             ----
Revenues from External Customers

   Friction                              $109,624         $ 107,679         $ 94,039
   PM                                      53,483            31,360           20,685
   Other                                   19,024            20,047            9,273
                                         --------         ---------         --------
   Consolidated                          $182,131         $ 159,086         $123,997

Operating Income

   Friction                              $ 18,313         $  13,236         $  6,877
   PM                                      13,359             7,193            3,272
   Other                                    1,146             1,644             (338)
                                         --------         ---------         --------
   Consolidated                          $ 32,818         $  22,073         $  9,811

                                                  DECEMBER 31
                                         --------------------------
                                             1998              1997
                                             ----              ----
Total Assets

   Friction                              $115,141         $ 111,333
   PM                                      53,034            37,244
   Other                                   35,271            24,509
                                         --------         ---------
   Consolidated                          $203,446         $ 173,086


MANUFACTURING

         The manufacturing processes for most of the Company's friction products and powder metal components are essentially similar. In general, both use composite metal alloys in powder form to make high quality powder metal components. The basic manufacturing steps, consisting of blending/compounding, molding/compacting, sintering (or bonding) and secondary machining/treatment, are as follows:

      -- BLENDING/COMPOUNDING: Composite metal alloys in powder form are blended with lubricants and other additives according to scientific formulas, many of which are proprietary to the Company. The formulas are designed to produce precise performance characteristics necessary for a customer's particular application, and the Company often works together with its customers to develop new formulas that will produce materials with greater energy absorption characteristics, durability and strength.

      -- MOLDING/COMPACTING: At room temperature, a specific amount of a powder alloy is compacted under pressure into a desired shape. The Company's molding presses are capable of producing pressures of up to 3,000 tons. The Company believes that it has some of the largest presses in the powder metal industry, enabling it to produce large, complex components.

      -- SINTERING: After compacting, molded parts are heated in furnaces to specific temperatures, enabling metal powders to metallurgically bond, harden and strengthen the molded parts while retaining their desired shape. For friction materials, the friction composite part is also bonded directly to a steel plate or core, creating a strong continuous metallic part.

      -- SECONDARY MACHINING/TREATMENT: If required by customer specifications, a molded part undergoes additional processing. These processing operations are generally necessary to attain increased hardness or strength, tighter dimensional tolerances or corrosion resistance. To achieve these specifications, parts are heat-treated, precision coined, ground or drilled or treated with a corrosion resistant coating, such as oil.

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

TECHNOLOGY

         The Company believes that it is an industry leader in the development of systems, processes and technologies which enable it to manufacture friction products with numerous performance advantages, such as greater wear resistance, increased stopping power, lower noise and smoother engagement. The Company's expertise is evidenced by its aircraft brake linings, which are currently being installed on many of the braking systems of the newly designed Boeing 737-NG series of aircraft.

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

CUSTOMERS

         The Company's engineers work closely with customers to develop and design new products and improve the performance of existing products. The Company's working relationship with its customers on development and design, and the Company's commitment to quality, service and just-in-time delivery have enabled it to build and maintain strong and stable customer relationships. Each of the Company's ten largest customers have been customers of the Company or its predecessors for more than ten years, and the Company believes that more than 80% of its sales are from products and materials for which it is the sole source provider for specific customer applications. Management believes the Company's relationships with its customers are good.

         The Company's recent acquisitions have broadened product lines, increased its technological capabilities and will further enhance its customer relationships and expand its preferred supplier status. As a result of its commitment to customer service and satisfaction, the Company has received numerous preferred supplier awards from its leading customers, including Aircraft Braking Systems, BFGoodrich Aerospace, Caterpillar, John Deere and New Holland.

         The Company's top five customers accounted for 32.7% of the Company's consolidated net sales in 1998 and 33.8% of the Company's consolidated net sales in 1997.


MARKETING AND SALES

         The Company markets its products globally through 14 product managers, who operate from the Company's facilities in the United States, Italy and Canada and a sales office in the United Kingdom. The Company's product managers and sales force work directly with the Company's engineers who provide the technical expertise necessary for the development and design of new products and for the improvement of the performance of existing products.

         The Company's friction products are sold both directly to original equipment manufacturers and to the aftermarket through its original equipment customers and a network of distributors and representatives throughout the world.

         The Company's marketing and sales of its powder metal components and die-cast aluminum rotors are directed by 8 product managers. The Company also sells its powder metal components and rotors to original equipment manufacturers through independent sales representatives.

COMPETITION

         The principal segments in which the Company competes are competitive and fragmented, with many small manufacturers and only a few manufacturers that generate sales in excess of $50 million. The larger competitors may have financial and other resources substantially greater than those of the Company. The Company competes for new business principally at the beginning of the development of new applications and at the redesign of existing applications by its customers. For example, new model development for the Company's aircraft braking system customers generally begins two to five years prior to full scale production of new braking systems. Product redesign initiatives by customers typically involve long lead times as well. Although the Company has been successful in the past in obtaining this new business, there is no assurance that the Company will continue to obtain such business in the future. The Company also competes with manufacturers using different technologies, such as carbon composite ("carbon-carbon") friction materials for aircraft braking systems. Carbon-carbon braking systems are significantly lighter than the metallic aircraft braking systems for which the Company supplies friction materials, but are more expensive. The carbon-carbon brakes are typically used on wide-body aircraft, such as the Boeing 747 and military aircraft, where the advantages in reduced weight justify the additional expense. In addition, as the Company's core powder metal technology improves, enabling its components to be substituted for wrought steel or iron components, the Company also increasingly competes with companies using forging, casting or stamping technologies. Powder metal components can often be produced at a lower cost per unit than products manufactured with forging, casting or stamping technologies due to the elimination of, or substantial reduction in, secondary machining, lower material costs and the virtual elimination of raw material waste. As a result, powder metal components are increasingly being substituted for metal parts manufactured using more traditional technologies.

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

GOVERNMENT REGULATION

         The Company's sales to manufacturers of aircraft braking systems represented 16.5% and 18.0% of the Company's consolidated net sales in 1998 and 1997, respectively. Each aircraft braking system, including the friction products supplied by the Company, must meet stringent FAA criteria and testing requirements. The Company has been able to meet these requirements in the past and continuously reviews FAA compliance procedures to help ensure continued and future compliance.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

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

INTELLECTUAL PROPERTY MATTERS

         Wellman Friction Products(R), Velvetouch(R), Fibertuff(R), Feramic(R), Velvetouch Feramic(R), Velvetouch Ceramic(R), Velvetouch Organik(R) and Velvetouch Metalik(R) are among the federally registered trademarks of the Company. Velvetouch(R) is the Company's principal trademark for use in the Friction segment aftermarket and is registered in 26 countries.

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

PERSONNEL

         At December 31, 1998, the Company had approximately 1,180 domestic employees and 199 international employees, consisting of 125 management, supervisory and administrative personnel, 102 engineering, quality control and laboratory personnel, 47 sales and marketing personnel and 1,105 manufacturing personnel.

         Approximately 270 employees at the Company's Brook Park, Ohio plant are covered under a collective bargaining agreement with the Paper, Allied Industrial, Chemical and Energy Workers International Union (PACE) expiring in October 2000; approximately 90 employees at the Company's Akron, Ohio facility are covered under a collective bargaining agreement with the United Automobile Workers expiring in July 2000; and approximately 189 employees at the Company's Orzinuovi, Italy plant are represented by a national mechanics union under an agreement that expired in December 1998 and by a local union under an agreement that expires in December 2000. The union and the Italian government are currently negotiating the national contract. At this time, the Company expects the agreement to be ratified without any work stoppages. Approximately 60 hourly employees at the Company's Alton, Illinois facility are covered under a collective bargaining agreement with the International Association of Machinists and Aerospace Workers expiring in June 2001. The Company has experienced no strikes and believes its relations with its employees and their unions to be good.

ITEM 2.  PROPERTIES.

         The Company's material operations are conducted through the following facilities, all of which are owned, except as noted:

         LOCATION                     SQ. FT.      SEGMENT           PRINCIPAL FUNCTIONS
         --------                     -------      -------           -------------------

Medina, Ohio...................      148,000       Friction / PM     Manufacturing  of friction  products and powder
                                                                     metal components,  sales and marketing,
                                                                     research and development,  product engineering,
                                                                     and administration

Brook Park, Ohio...............      111,000       Friction          Manufacturing of friction  products,  sales and
                                                                     marketing,  research and  development,  product
                                                                     engineering, and administration

Orzinuovi, Italy...............       97,000       Friction          Manufacturing of friction products,
                                                                     international sales and marketing, research
                                                                     and development, and administration

Concord, Ontario, Canada (1)...       15,000       Friction          Manufacturing of friction products,
                                                                     distribution and warehousing

Solon, Ohio (2) ...............       58,000       Friction          Research and development

Campbellsburg, Indiana.........       75,000       PM                Manufacturing of powder metal components,
                                                                     sales  and  marketing, product engineering,

                                                                     customer service and support, and
                                                                     administration

Solon Mills, Illinois (1)......       42,000       PM                Manufacturing of powder metal components,
                                                                     sales and marketing, customer service and
                                                                     support

Clearfield, Pennsylvania.......       40,000       PM                Manufacturing of powder metal components, sales
                                                                     and marketing, product engineering, customer
                                                                     service and support and warehousing

Alton, Illinois................       37,000       Other             Manufacturing of die-cast aluminum  rotors,
                                                                     sales  and  marketing, customer service and
                                                                     support, and administration

Akron, Ohio....................       81,000       Other             Manufacturing of metal stampings

Cleveland, Ohio (3)............        6,200                         Principal executive offices

(1) Leased.
(2) Approximately 20,000 square feet of the Solon facility is leased to a third party.
(3) Leased. The Company is party to an expense sharing arrangement under which the Company shares the expenses of its corporate headquarters located in Cleveland with a company owned by Ronald E. Weinberg, the Chairman of the Executive Committee of the Company.

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

         The Company believes that substantially all of its property and equipment is in good condition, adequately insured and suitable for their present and intended use. Several of the Company's facilities are operating at or near capacity. With its capital expansion program, the Company believes that it will have sufficient capacity to accommodate its needs through 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Hawk Corporation Class A Common Stock is traded on the New York Stock Exchange under the symbol "HWK." The stock price and dividend information in the table is presented beginning as of May 12, 1998, the date of the Company's initial public offering.

         Quarterly Stock Prices and Dividends

         QUARTER             HIGH              LOW         DIVIDEND
         -------             ----              ---         --------
         1998
         2nd             $  19.500          $ 17.313       $  0.00
         3rd             $  18.188          $  8.750       $  0.00
         4th             $  12.500          $  6.250       $  0.00



         Shareholders of record as of March 17, 1999 numbered 57. The Company estimates that an additional 900 shareholders own stock held for their accounts at brokerage firms and financial institutions.

         The Company does not intend to declare or pay any cash dividends for the foreseeable future and intends to retain earnings, if any, for the future operation and expansion of the Company's business. In addition, the Company's 10.25% Senior Notes due 2003 and its credit facility prohibit the payment of cash dividends on the Class A common stock except upon compliance with certain conditions.

ITEM 6.   SELECTED FINANCIAL DATA.

         The information required by this item is set forth on page 13 of the 1998 Annual Report under the caption entitled "Financial Summary", which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this item is set forth on pages 14 through 18 of the 1998 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation," which is incorporated herein by reference. Any investor or potential investor must consider the risks that are set forth under the sub caption "Forward-Looking Statements" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 18 of the 1998 Annual Report which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this item is set forth under the sub caption "Market Risk Disclosures" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 17 of the 1998 Annual Report which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is set forth on pages 18 through 33 of the 1998 Annual Report under the captions entitled "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Shareholders' Equity (Deficit)," "Consolidated Statements of Consolidated Cash Flows," and "Notes to Consolidated Financial Statements," which is incorporated herein is incorporated by reference. The Report of Independent Auditors is set forth on Page 13 of this Form 10-K.

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Hawk Corporation

We have audited the accompanying consolidated balance sheets of Hawk Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawk Corporation and subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                           /s/ Ernst & Young LLP

Cleveland, Ohio
March 1, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.

         The information required by Item 10 is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to its 1999 Annual Meeting of Stockholders (the "Proxy Statement"), under the captions "Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance." This Proxy Statement will be filed with the SEC prior to April 30, 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by Item 11 is contained under the caption "Executive Compensation and Other Information" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 is contained under the caption "Principal Stockholders" in the Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 is contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      (1)      Financial Statements

                  The following consolidated financial statements of the Company included in the 1998 Annual Report are incorporated by reference in Item 8. The Report of Independent Auditors is set forth on page 13 of this report.

              (i) Consolidated Balance Sheets at December 31, 1998 and 1997 (page 19 of the 1998 Annual Report)

              (ii) Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996 (page 20 of the 1998
                       Annual Report)

              (iii) Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1998, 1997 and 1996 (page 21 of the 1998 Annual Report)

              (iv) Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996 (page 22 of the 1998
                       Annual Report)

              (v) Notes to Consolidated Financial Statements for the years ended December 31, 1998, 1997 and 1996 (pages 23 through 34 of the 1998 Annual Report)

(b)  Reports on Form 8-K:

         None.

(c)      Exhibits:

         2.1 Stock Purchase Agreement, dated November 7, 1996, among the Company, Timothy Houghton, CFB Venture Fund II, L.P., MorAmerica Capital Corporation, Community Investment Partners II, L.P. and St. Louis Community Foundation setting forth the terms of the Hutchinson acquisition (omitting certain exhibits and schedules setting forth the forms of opinions of counsel, relating to the purchase price adjustment mechanism and relating to the business of Houghton Acquisition Corporation d.b.a. Hutchinson Foundry Products Company, which the Company undertakes to furnish supplementally to the Commission upon request) (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         2.2 Asset Purchase Agreement, dated as of July 10, 1997, by and among the Company, Sinterloy, Inc. and Robert G. Sierks setting forth the terms of the Sinterloy acquisition (omitting the exhibits and schedules setting forth the form of various ancillary documents and relating to the business of Sinterloy, which the Company undertakes to furnish supplementally to the Commission upon request) (Incorporated by reference to the Company's Form 8-K as filed with the Securities and Exchange Commission (Reg. No.333-18433))

         3.1 Form of the Company's Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No.
                  333-40535)

         3.2 Form of the Company's Amended and Restated By-laws (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         4.1 Form of Rights Agreement between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         4.2 Indenture, dated as of November 27, 1996, by and among the Company, Friction Products Co., Hawk Brake, Inc., Logan Metal Stampings, Inc., Helsel, Inc., S.K. Wellman Holdings, Inc., S.K. Wellman Corp., Wellman Friction Products U.K. Corp., Hutchinson Products Corporation, and Bank One Trust Company, NA, as Trustee (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.3 Form of 10 1/4% Senior Note due 2003 (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.4 Form of Series B 10 1/4% Senior Note due 2003 (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.5 Stockholders' Voting Agreement, effective as of November 27, 1996, by and among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz and the Krantz Family Limited Partnership (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.6 Letter agreement, dated January 5, 1998, amending the Stockholders' Voting Agreement, effective as of November 27, 1996, by and among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz and the Krantz Family Limited Partnership (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         4.7 Form of the Warrant Certificates, each dated June 30, 1995, issued by the Company in favor of each of Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P., and registered under the name CIG & Co. (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.1 Employment Agreement, dated as of November 1, 1996, between the Company and Norman C. Harbert (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.2 Form of Amended and Restated Wage Continuation Agreement between the Company and Norman C. Harbert (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         10.3 Employment Agreement, dated as of November 1, 1996, between the Company and Ronald E. Weinberg (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.4 Employment Agreement, dated July 1, 1994, between Helsel, Inc. and Jess F. Helsel (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No.
                  333-18433))

         10.5 Consulting Agreement, dated July 1, 1994, between Helsel, Inc. and Jess F. Helsel (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No.
                  333-18433))

         10.6 Letter agreement, dated as of June 1997, amending the Employment Agreement and the Consulting Agreement, each dated July 1, 1994, between Helsel, Inc. and Jess F. Helsel (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         10.7* Letter agreement, dated as of March 26, 1998, amending the Employment Agreement and the Consulting Agreement, each dated July 1, 1994, between Helsel, Inc. and Jess F. Helsel

         10.8 Employment Agreement, dated January 2, 1997, between the Company and Timothy J. Houghton (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         10.9 Promissory Note, dated July 1, 1994, in the principal amount of $500,000, issued by the Company to Helco, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.10 Form of the Promissory Notes, each dated June 30, 1995, issued by each of Norman C. Harbert, Ronald E. Weinberg, Byron S. Krantz and Douglas D. Wilson to the Company (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.11 Letter agreement, dated October 1, 1996, amending the Promissory Notes, each dated June 30, 1995, issued by each of Norman C. Harbert, Ronald E. Weinberg, Byron S. Krantz and Douglas D. Wilson to the Company (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.12 Form of Convertible Promissory Note, dated January 2, 1997, in the aggregate principal amount of $1.5 million, issued by the Company to each of Timothy Houghton, CFB Venture Fund II, L.P., MorAmerica Capital Corporation, Community Investment Partners II, L.P. and St. Louis Community Foundation (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No.
                  333-40535))

         10.13 Form of the Senior Subordinated Note and Warrant Purchase Agreements, each dated as of June 30, 1995, between the Company and each of Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P. (omitting certain annexes relating to the business of the Company and certain exhibits setting forth the form of various ancillary documents, including the form of Subordinated Notes included as Exhibit 10.24 thereto, the form of the Warrant Agreement included as Exhibit 10.25 thereto and the form of Subordinated Guarantee included as Exhibit 10.26 thereto, which omitted annexes and schedule the Company undertakes to furnish supplementally to the Commission upon request) (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.14 First Amendment to Note and Warrant Purchase Agreement, dated as of November 27, 1996, among the Company, Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P. (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No.
                  333-18433))

         10.15 Form of the 12% Senior Subordinated Notes due June 30, 2005, each dated June 30, 1995, issued by the Company to each of Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P., and registered under the name CIG & Co. (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.16 Warrant Agreement, dated as of June 30, 1996, among the Company, Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P. (omitting the attachment setting forth the form of Warrant Certificate included as Exhibit 4.14 thereto) (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.17 Form of Subordinated Guarantee Agreements, each dated as of June 30, 1995, made by each of Friction Products Co., Hawk Brake, Inc., Logan Metal Stampings, Inc., Helsel, Inc., S.K. Wellman Holdings, Inc. and S.K. Wellman Acquisition, Inc. (n.k.a. S.K. Wellman Corp.) in favor of Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P. (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.18 Form of the First Amendment to Subordinated Guarantee Agreement, each dated as of November 27, 1996, made by each of Friction Products Co., Hawk Brake, Inc., Logan Metal Stampings, Inc., Helsel, Inc., S.K. Wellman Holdings, Inc. and S.K. Wellman Corp in favor of Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P. (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.19 Form of Subordinated Guarantee Agreements, each dated as of November 27, 1996, made by each of Wellman Friction Products U.K. Corp. and Hutchinson Products Corporation in favor of Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P. (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.20 Credit Agreement, dated as of May 1, 1998, among the Company and KeyBank National Association, as Swing Line Lender, Administrative Agent and as Syndication Agent (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30,1998 as filed with the Securities and Exchange Commission)

         10.21 Subsidiary Guaranty, dated as of May 1, 1998, among the subsidiaries of the Company, as guarantors, and KeyBank National Association, as Administrative Agent (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30,1998 as filed with the Securities and Exchange Commission)

         13* Portions of the 1998 Annual Report to Shareholders incorporated herein by reference

         21.1*    Subsidiaries of the Registrant

         23.1*    Consent of Ernst & Young LLP

         27*      Financial Data Schedule

         --------------------------
         * Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Hawk Corporation

                                            By: /s/ THOMAS A. GILBRIDE
                                                --------------------------------
                                            Thomas A. Gilbride
                                            Vice President - Finance

                                            Date March 31, 1999

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

SIGNATURE                                   TITLE                                             DATE
---------                                   -----                                             ----

                                            Chairman of the Board, Chief                March 31, 1999
/s/ NORMAN C. HARBERT                       Executive Officer and Director
-------------------------------             (principal executive officer)
Norman C. Harbert

/s/ RONALD E. WEINBERG                      Chairman - Executive Committee,             March 31, 1999
-------------------------------             Treasurer and Director
Ronald E. Weinberg                          (principal financial officer)


/s/ THOMAS A. GILBRIDE                      Vice President - Finance                    March 31, 1999
-------------------------------             (principal accounting officer)
Thomas A. Gilbride

/s/ BYRON S. KRANTZ                         Secretary and Director                      March 31, 1999
-------------------------------
Byron S. Krantz

/s/ PAUL R. BISHOP                          Director                                    March 31, 1999
-------------------------------
Paul R. Bishop

/s/ DAN T. MOORE, III                       Director                                    March 31, 1999
-------------------------------
Dan T. Moore, III




/s/ WILLIAM J. O'NEILL, JR.                 Director                                    March 31, 1999
-------------------------------
William J. O'Neill, Jr.

                                  EXHIBIT INDEX

         2.1 Stock Purchase Agreement, dated November 7, 1996, among the Company, Timothy Houghton, CFB Venture Fund II, L.P., MorAmerica Capital Corporation, Community Investment Partners II, L.P. and St. Louis Community Foundation setting forth the terms of the Hutchinson acquisition (omitting certain exhibits and schedules setting forth the forms of opinions of counsel, relating to the purchase price adjustment mechanism and relating to the business of Houghton Acquisition Corporation d.b.a. Hutchinson Foundry Products Company, which the Company undertakes to furnish supplementally to the Commission upon request) (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         2.2 Asset Purchase Agreement, dated as of July 10, 1997, by and among the Company, Sinterloy, Inc. and Robert G. Sierks setting forth the terms of the Sinterloy acquisition (omitting the exhibits and schedules setting forth the form of various ancillary documents and relating to the business of Sinterloy, which the Company undertakes to furnish supplementally to the Commission upon request) (Incorporated by reference to the Company's Form 8-K as filed with the Securities and Exchange Commission (Reg. No.333-18433))

         3.1 Form of the Company's Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No.
                  333-40535)

         3.2 Form of the Company's Amended and Restated By-laws (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         4.1 Form of Rights Agreement between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         4.2 Indenture, dated as of November 27, 1996, by and among the Company, Friction Products Co., Hawk Brake, Inc., Logan Metal Stampings, Inc., Helsel, Inc., S.K. Wellman Holdings, Inc., S.K. Wellman Corp., Wellman Friction Products U.K. Corp., Hutchinson Products Corporation, and Bank One Trust Company, NA, as Trustee (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.3 Form of 10 1/4% Senior Note due 2003 (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.4 Form of Series B 10 1/4% Senior Note due 2003 (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.5 Stockholders' Voting Agreement, effective as of November 27, 1996, by and among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz and the Krantz Family Limited Partnership (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.6 Letter agreement, dated January 5, 1998, amending the Stockholders' Voting Agreement, effective as of November 27, 1996, by and among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz and the Krantz Family Limited Partnership (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         4.7 Form of the Warrant Certificates, each dated June 30, 1995, issued by the Company in favor of each of Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P., and registered under the name CIG & Co. (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.1 Employment Agreement, dated as of November 1, 1996, between the Company and Norman C. Harbert (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.2 Form of Amended and Restated Wage Continuation Agreement between the Company and Norman C. Harbert (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         10.3 Employment Agreement, dated as of November 1, 1996, between the Company and Ronald E. Weinberg (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 33-18433))

         10.4 Employment Agreement, dated July 1, 1994, between Helsel, Inc. and Jess F. Helsel (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.5 Consulting Agreement, dated July 1, 1994, between Helsel, Inc. and Jess F. Helsel (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.6 Letter agreement, dated as of June 1997, amending the Employment Agreement and the Consulting Agreement, each dated July 1, 1994, between Helsel, Inc. and Jess F. Helsel (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         10.7* Letter agreement, dated as of March 26, 1998, amending the Employment Agreement and the Consulting Agreement, each dated July 1, 1994, between Helsel, Inc. and Jess F. Helsel

         10.8 Employment Agreement, dated January 2, 1997, between the Company and Timothy J. Houghton (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         10.9 Promissory Note, dated July 1, 1994, in the principal amount of $500,000, issued by the Company to Helco, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.10 Form of the Promissory Notes, each dated June 30, 1995, issued by each of Norman C. Harbert, Ronald E. Weinberg, Byron S. Krantz and Douglas D. Wilson to the Company (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.11 Letter agreement, dated October 1, 1996, amending the Promissory Notes, each dated June 30, 1995, issued by each of Norman C. Harbert, Ronald E. Weinberg, Byron S. Krantz and Douglas D. Wilson to the Company (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.12 Form of Convertible Promissory Note, dated January 2, 1997, in the aggregate principal amount of $1.5 million, issued by the Company to each of Timothy Houghton, CFB Venture Fund II, L.P., MorAmerica Capital Corporation, Community Investment Partners II, L.P. and St. Louis Community Foundation (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         10.13 Form of the Senior Subordinated Note and Warrant Purchase Agreements, each dated as of June 30, 1995, between the Company and each of Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P. (omitting certain annexes relating to the business of the Company and certain exhibits setting forth the form of various ancillary documents, including the form of Subordinated Notes included as Exhibit 10.24 thereto, the form of the Warrant Agreement included as Exhibit 10.25 thereto and the form of Subordinated Guarantee included as Exhibit 10.26 thereto, which omitted annexes and schedule the Company undertakes to furnish supplementally to the Commission upon request) (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.14 First Amendment to Note and Warrant Purchase Agreement, dated as of November 27, 1996, among the Company, Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P. (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.15 Form of the 12% Senior Subordinated Notes due June 30, 2005, each dated June 30, 1995, issued by the Company to each of Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P., and registered under the name CIG & Co. (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.16 Warrant Agreement, dated as of June 30, 1996, among the Company, Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P. (omitting the attachment setting forth the form of Warrant Certificate included as Exhibit 4.14 thereto) (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.17 Form of Subordinated Guarantee Agreements, each dated as of June 30, 1995, made by each of Friction Products Co., Hawk Brake, Inc., Logan Metal Stampings, Inc., Helsel, Inc., S.K. Wellman Holdings, Inc. and S.K. Wellman Acquisition, Inc. (n.k.a. S.K. Wellman Corp.) in favor of Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P. (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.18 Form of the First Amendment to Subordinated Guarantee Agreement, each dated as of November 27, 1996, made by each of Friction Products Co., Hawk Brake, Inc., Logan Metal Stampings, Inc., Helsel, Inc., S.K. Wellman Holdings, Inc. and S.K. Wellman Corp in favor of Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P. (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.19 Form of Subordinated Guarantee Agreements, each dated as of November 27, 1996, made by each of Wellman Friction Products U.K. Corp. and Hutchinson Products Corporation in favor of Connecticut General Life Insurance Company and CIGNA Mezzanine Partners III, L.P. (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.20 Credit Agreement, dated as of May 1, 1998, among the Company and KeyBank National Association, as Swing Line Lender, Administrative Agent and as Syndication Agent (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30,1998 as filed with the Securities and Exchange Commission)

         10.21 Subsidiary Guaranty, dated as of May 1, 1998, among the subsidiaries of the Company, as guarantors, and KeyBank National Association, as Administrative Agent (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30,1998 as filed with the Securities and Exchange Commission)

         13* Portions of the 1998 Annual Report to Shareholders incorporated herein by reference

         21.1*    Subsidiaries of the Registrant

         23.1*    Consent of Ernst & Young LLP

         27*      Financial Data Schedule


         -----------------------
         Filed herewith