Form 10-Q
period 1999-03-31
HAWK CORP
filed 1999-05-17
CIK 849240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD _____ TO _____ .

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

          Class A Common Stock, $0.01 par value:               8,693,900

          Class B Common Stock, $0.01 par value:                None (0)


                                                                                                                    PAGE
                                                                                                                    ----
PART I.        FINANCIAL INFORMATION

               Item 1.      Financial Statements (Unaudited)                                                           3

               Item 2.      Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                                       19

               Item 3.      Quantitative and Qualitative Disclosures about Market Risk                                23

PART II. OTHER INFORMATION

               Item 1.      Legal Proceedings                                                                         23

               Item 2.      Changes in Securities and Use of Proceeds                                                 23

               Item 5.      Other Information                                                                         23

               Item 6.      Exhibits and Reports on Form 8-K                                                          24

SIGNATURES                                                                                                            25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                HAWK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             MARCH 31,   DECEMBER 31,
                                                                               1999         1998
                                                                            (UNAUDITED)    (NOTE)
                                                                            -----------    -----
ASSETS

Current assets:
     Cash and cash equivalents                                               $  2,758      $ 14,317
     Accounts receivable, less allowance of $311 and $400, respectively        30,508        25,056
     Inventories                                                               28,212        25,139
     Deferred income taxes                                                      1,770         1,837
     Other current assets                                                       4,312         5,003
                                                                             --------      --------
            Total current assets                                               67,560        71,352

Property, plant and equipment:
     Land                                                                       1,458         1,229
     Buildings and improvements                                                14,202        13,698
     Machinery and equipment                                                   75,838        70,532
     Furniture and fixtures                                                     3,463         3,147
     Construction in progress                                                   5,880         4,636
                                                                             --------      --------
                                                                              100,841        93,242
     Less accumulated depreciation                                             31,012        28,923
                                                                             --------      --------
            Total property, plant and equipment                                69,829        64,319

Other assets:
     Intangible assets                                                         67,781        60,604
     Net assets held for sale                                                   3,604         3,604
     Shareholder notes                                                          1,010         1,010
     Other                                                                      2,559         2,557
                                                                             --------      --------
            Total other assets                                                 74,954        67,775
                                                                             --------      --------

Total assets                                                                 $212,343      $203,446
                                                                             ========      ========

                                HAWK CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                      MARCH 31,      DECEMBER 31,
                                                                                        1999            1998
                                                                                     (UNAUDITED)       (NOTE)
                                                                                     -----------       ------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                 $  11,611       $  10,590
     Short-term borrowings                                                                  533           1,019
     Accrued compensation                                                                 4,661           8,766
     Other accrued expenses                                                               7,530           4,944
     Current portion of long-term debt                                                    7,028           6,181
                                                                                      ---------       ---------
            Total current liabilities                                                    31,363          31,500

Long-term liabilities:
     Long-term debt                                                                     105,259          96,366
     Deferred income taxes                                                                9,181           9,251
     Other                                                                                1,836           1,914
                                                                                      ---------       ---------
            Total long-term liabilities                                                 116,276         107,531

Shareholders' equity:
     Series D preferred stock, $.01 par value; an aggregate liquidation value of
       $1,530, plus any accrued and unpaid dividends with 9.8% cumulative
       dividend (1,530 shares authorized, issued and outstanding)                             1               1
     Class A common stock, $.01 par value; 75,000,000
       shares authorized, 9,187,750 issued and 8,693,900 outstanding                         92              92
     Class B common stock, $.01 par value, 10,000,000
       shares authorized, none issued or outstanding
     Additional paid-in capital                                                          54,645          54,645
     Retained earnings                                                                   14,925          12,310
     Accumulated other comprehensive loss                                                (1,399)           (640)
     Treasury stock, at cost                                                             (3,560)         (1,993)
                                                                                      ---------       ---------
            Total shareholders' equity                                                   64,704          64,415

Total liabilities and shareholders' equity                                            $ 212,343       $ 203,446
                                                                                      =========       =========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                                HAWK CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                      1999           1998
                                                      ----           ----
Net sales                                           $ 47,063       $ 49,978
Cost of sales                                         32,983         33,787
                                                    --------       --------
Gross profit                                          14,080         16,191

Selling, technical and administrative expenses         6,441          5,703
Amortization of intangibles                              899            899
                                                    --------       --------
Total expenses                                         7,340          6,602

Income from operations                                 6,740          9,589
Interest expense                                       2,370          3,824
Other (income) expense, net                             (149)             4
                                                    --------       --------
Income before income taxes                             4,519          5,761

Income taxes                                           1,867          2,448
                                                    --------       --------

Net income                                          $  2,652       $  3,313
                                                    ========       ========

Earnings per share:
     Basic earnings per share:                      $    .30       $    .69
                                                    ========       ========

     Diluted earnings per share:                    $    .30       $    .57
                                                    ========       ========


See notes to consolidated financial statements.

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                                 1999           1998
                                                                                 ----           ----
Cash flows from operating activities:
Net income                                                                     $  2,652       $  3,313
Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                            3,299          2,638
         Accretion of discount on debt                                                             163
         Deferred income taxes                                                       16
     Changes in operating assets and liabilities, net of acquired assets:
         Accounts receivable                                                     (3,203)        (4,555)
         Inventories                                                             (1,791)          (154)
         Other assets                                                               762           (367)
         Accounts payable                                                           (20)         3,800
         Other liabilities                                                       (1,123)         2,101
                                                                               --------       --------
Net cash provided by operating activities                                           592          6,939

Cash flows from investing activities:
     Business acquisitions                                                      (14,500)
     Purchases of property, plant and equipment                                  (1,819)        (3,658)
     Payments received on shareholder notes                                                          2
                                                                               --------       --------
     Net cash used in investing activities                                      (16,319)        (3,656)

Cash flows from financing activities
     Payments on short-term debt                                                   (420)
     Proceeds from short-term debt                                                                  87
     Proceeds from long-term debt                                                 7,781
     Payments on long-term debt                                                  (1,589)        (1,086)
     Repurchase of common stock                                                  (1,567)
     Payments of preferred stock dividend                                           (37)           (80)
                                                                               --------       --------
     Net cash provided by (used in) financing activities                          4,168         (1,079)
                                                                               --------       --------

Net (decrease) increase in cash and cash equivalents                            (11,559)         2,204
Cash and cash equivalents at the beginning of the period                         14,317          4,388
                                                                               --------       --------

Cash and cash equivalents at the end of the period                             $  2,758       $  6,592
                                                                               ========       ========

See notes to consolidated financial statements.

                                HAWK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Form 10-K for Hawk Corporation (the "Company") for the year ended December 31, 1998.

The Company, through its business segments, designs, engineers, manufactures and markets specialized components used in a variety of aerospace, industrial and other commercial applications.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and also include, effective June 1, 1998 and February 26, 1999 the accounts of Clearfield Powdered Metals, Inc. ("Clearfield") and Allegheny Powder Metallurgy, Inc. ("Allegheny"), respectively. All significant inter-company accounts and transactions have been eliminated in the accompanying financial statements.

NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In May 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires all derivatives to be recognized as either assets or liabilities in the balance sheet and measured at fair value. The Company does not anticipate that the adoption of the statement will have a significant effect on its results of operations or financial position. The Company expects to adopt the new statement effective January 1, 2000.

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income is as follows:

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             1999          1998
                                                         -------------------------
                  Net income                             $     2,652    $    3,313
                  Foreign currency translation                  (759)         (258)
                                                         -----------    ----------
                  Comprehensive income                   $     1,893    $    3,055
                                                         ===========    ==========

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The major components of inventories are as follows:

                                       MARCH 31,    DECEMBER 31,
                                         1999          1998
                                         ----          ----

Raw materials and work-in-process      $21,579        $20,230
Finished products                        8,099          6,334
Inventory reserves                      (1,466)        (1,425)
                                       -------        -------
                                       $28,212        $25,139
                                       =======        =======

NOTE 5 - LONG-TERM DEBT

In May 1998, the Company entered into a $35,000 Term Loan Facility, with $1,250 maturing quarterly, beginning September 30, 1998 with the remaining principal of $12,500 due on March 31, 2003. Additionally, in May 1998, the Company executed a $50,000 Revolving Credit Facility that matures March 31, 2003. The Company has $7,781 outstanding under the Revolving Credit Facility as of March 31, 1999. Concurrent with the Company's Initial Public Offering ("IPO"), the Company redeemed $35,000 of its then outstanding $100,000, 10.25% Senior Notes due December 1, 2003. (See Note 6). The Senior Notes, Term Loan and Revolving Credit Facility are fully and unconditionally guaranteed on a joint and several basis by each of the direct or indirect wholly-owned domestic subsidiaries of the Company ("Guarantor Subsidiaries"). (See Note 9).


NOTE 6 - SHAREHOLDERS' EQUITY

In May 1998, the Company completed its IPO of 3,500,000 shares of common stock at an offering price to the public of $17.00 per share.

NOTE 7 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                     1999          1998
                                                    ---------------------
Income available to common shareholders:
    Net income                                      $2,652        $3,313
    Less:  Preferred stock dividends                   (37)          (80)
                                                    ------        ------
Net income attributable to common shareholders      $2,615        $3,233
                                                    ======        ======
Weighted average shares:
Basic weighted average shares                        8,773         4,664

Diluted:
Basic from above                                     8,773         4,664
    Effect of warrant conversion                                   1,024
    Effect of note conversion and options               48
                                                    ------        ------
Diluted weighted average shares                      8,821         5,688
                                                    ======        ======

Earnings per share:
    Basic earnings per share                        $  .30        $  .69
                                                    ======        ======

    Diluted earnings per share                      $  .30        $  .57
                                                    ======        ======

NOTE 8 - BUSINESS SEGMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement establishes standards for reporting and descriptive information about operating segments. The Company adopted SFAS No. 131, effective December 31, 1998. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of the segment information.

The Company operates in two primary business segments: friction products and powder metal. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

The friction products segment engineers, manufactures and markets specialized components, used in a variety of aerospace, industrial and commercial applications. The Company, through this segment, is a worldwide supplier of friction components for brakes, clutches and transmissions.

The powder metal segment engineers, manufactures and markets specialized components, used primarily in industrial applications. The Company, through this segment, targets three areas of the powder metal component marketplace: high precision components that are used in fluid power applications, large structural powder metal parts used in construction, agricultural and truck applications, and smaller, high volume parts.

The other segment consists of corporate and operating segments, which do not meet the quantitative thresholds for determining reportable segments. The operating segments include the manufacturing of die-cast aluminum rotors and a stamping operation.

The information by segment is as follows:

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                         1999         1998
                                       --------------------
Revenues from external customers:
   Friction Products                   $26,054      $31,191
   Powder Metal                         16,188       13,510
   Other                                 4,821        5,277
                                       -------      -------
Consolidated                           $47,063      $49,978

Depreciation and amortization:
   Friction Products                   $ 2,023      $ 1,711
   Powder Metal                          1,018          666
   Other                                   258          261
                                       -------      -------
Consolidated                           $ 3,299      $ 2,638

Operating income:
   Friction Products                   $ 2,865      $ 4,793
   Powder Metal                          3,645        4,319
   Other                                   230          477
                                       -------      -------
Consolidated                           $ 6,740      $ 9,589

NOTE 9 - SUPPLEMENTAL GUARANTOR INFORMATION

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

The following supplemental unaudited consolidating condensed financial statements present (in thousands):

1. Consolidating condensed balance sheets as of March 31, 1999 and December 31, 1998, consolidating condensed statements of income for the three-month period ended March 31, 1999 and 1998 and consolidating condensed statements of cash flows for the three months ended March 31, 1999 and 1998.

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

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)


                                                                    MARCH 31, 1999
                                       ---------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                       ---------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents             $      555   $      981      $   1,222                      $    2,758
   Accounts receivable, net                               24,495          6,013                          30,508
   Inventories, net                                       23,398          4,814                          28,212
   Deferred income taxes                      1,388                         382                           1,770
   Other current assets                         796        2,723            793                           4,312
                                       ---------------------------------------------------------------------------
Total current assets                          2,739       51,597         13,224                          67,560

Investment in subsidiaries                      792        5,699                       $   (6,491)
Inter-company advances, net                 165,487         (381)           532          (165,638)
Property, plant and equipment                             62,335          7,494                          69,829
Intangible assets                               221       67,560                                         67,781
Other                                         1,010        6,779            497            (1,113)        7,173
                                       ---------------------------------------------------------------------------

Total Assets                             $  170,249   $  193,589      $  21,747        C (173,242)   $  212,343
                                       ===========================================================================

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                   $    9,015      $   2,596                      $   11,611
   Short term borrowings                                     346            187                             533
   Accrued compensation                  $        8        3,812            841                           4,661
   Other accrued expenses                     4,037        3,326            167                           7,530
   Current portion of long-term debt          5,000          986          1,042                           7,028
                                       ---------------------------------------------------------------------------
Total current liabilities                     9,045       17,485          4,833                          31,363

Long-term liabilities:
   Long-term debt                            99,031        5,022          1,206                         105,259
   Deferred income taxes                      8,150          417            614                           9,181
   Other                                                     740          1,096                           1,836
   Inter-company advances, net                1,125      157,327          8,299        $ (166,751)
                                       ---------------------------------------------------------------------------
Total long-term liabilities                 108,306      163,506         11,215          (166,751)      116,276
Shareholders' equity                         52,898       12,598          5,699            (6,491)       64,704
                                       ---------------------------------------------------------------------------

Total Liabilities and Shareholders'
   Equity                                $  170,249   $  193,589      $  21,747        C (173,242)   $  212,343
                                       ===========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)

                                                                   DECEMBER 31, 1998
                                       ---------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                       ---------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents             $   12,878   $       46      $   1,393                      $   14,317
   Accounts receivable, net                               18,399          6,657                          25,056
   Inventories, net                                       19,707          5,432                          25,139
   Deferred income taxes                      1,388                         449                           1,837
   Other current assets                       2,003        2,071            929                           5,003
                                       ---------------------------------------------------------------------------
Total current assets                         16,269       40,223         14,860                          71,352

Investment in subsidiaries                      791        6,127                       $   (6,918)
Inter-company advances, net                 143,487       (1,309)           (20)         (142,158)
Property, plant and equipment                             56,082          8,237                          64,319
Intangible assets                               223       60,381                                         60,604
Other                                         1,010        6,784            490            (1,113)        7,171
                                       ---------------------------------------------------------------------------

Total Assets                             $  161,780   $  168,288      $  23,567        $ (150,189)   $  203,446
                                       ===========================================================================

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                   $    7,189      $   3,401                      $   10,590
   Short term borrowings                                                  1,019                           1,019
   Accrued compensation                  $        8        7,638          1,120                           8,766
   Other accrued expenses                     1,171        3,384            389                           4,944
   Current portion of long-term debt          5,000          549            632                           6,181
                                       ---------------------------------------------------------------------------
Total current liabilities                     6,179       18,760          6,561                          31,500

Long-term liabilities:
   Long-term debt                            92,500        2,444          1,422                          96,366
   Deferred income taxes                      8,150          417            684                           9,251
   Other                                                     740          1,174                           1,914
   Inter-company advances, net                1,125      134,547          7,599        $ (143,271)
                                       ---------------------------------------------------------------------------
Total long-term liabilities                 101,775      138,148         10,879          (143,271)      107,531
                                       ---------------------------------------------------------------------------
Total liabilities                           107,954      156,908         17,440          (143,271)      139,031
Shareholders' equity                         53,826       11,380          6,127            (6,918)       64,415
                                       ---------------------------------------------------------------------------

Total Liabilities and Shareholders'
   Equity                                $  161,780   $  168,288      $  23,567        $ (150,189)   $  203,446
                                       ===========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)



                                                           THREE MONTHS ENDED MARCH 31, 1999
                                        -------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                        -------------------------------------------------------------------------
Net sales                                             $   41,947      $   5,116                     $   47,063
Cost of sales                                             28,516          4,467                         32,983
                                        -------------------------------------------------------------------------
Gross profit                                              13,431            649                         14,080

Expenses:
   Selling, technical and
     administrative expenses              $   (125)        5,935            631                          6,441
   Amortization of intangible assets                         899                                           899
                                        -------------------------------------------------------------------------
Total expenses                                (125)        6,834            631                          7,340
                                        -------------------------------------------------------------------------
Income from operations                         125         6,597             18                          6,740

Interest income (expense), net                 900        (3,156)          (114)                        (2,370)
Income (loss) from equity investees          1,976          (126)                     $  (1,850)
Other income (expense), net                    120            20              9                            149
                                        -------------------------------------------------------------------------
Income (loss) before income taxes            3,121         3,335            (87)         (1,850)         4,519
Income taxes                                   469         1,359             39                          1,867
                                        -------------------------------------------------------------------------

Net income (loss)                         $  2,652    $    1,976      $    (126)      $  (1,850)    $    2,562
                                        =========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)


                                                            THREE MONTHS ENDED MARCH 31, 1998
                                        ---------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS CONSOLIDATED
                                        ---------------------------------------------------------------------------
Net sales                                             $   44,243      $   5,735                     $   49,978
Cost of sales                                             29,084          4,703                         33,787
                                        ---------------------------------------------------------------------------
Gross profit                                              15,159          1,032                         16,191

Expenses:
   Selling, technical and
     administrative expenses                               5,057            646                          5,703
   Amortization of intangible assets      $      2           897                                           899
                                        ---------------------------------------------------------------------------
Total expenses                                   2         5,954            646                          6,602
                                        ---------------------------------------------------------------------------
Income (loss) from operations                   (2)        9,205            386                          9,589

Interest (income) expense, net                 162         3,604            122        $    (64)         3,824
Income from equity investees                 3,286           213                         (3,499)
Other (income) expense, net                   (202)          126             16              64              4
                                        ---------------------------------------------------------------------------
Income before income taxes                   3,324         5,688            248          (3,499)         5,761
Income taxes                                    11         2,402             35                          2,448
                                        ---------------------------------------------------------------------------

Net income                                $  3,313    $    3,286      $     213        $ (3,499)     $   3,313
                                        ===========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)


                                                          THREE MONTHS ENDED MARCH 31, 1999
                                       --------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       --------------------------------------------------------------------------

Net cash (used in) provided by
   operating activities                  $   (2,750)  $    2,613      $     729                     $      592

Cash flows from investing activities:
   Business acquisitions                    (14,500)                                                   (14,500)
   Purchase of property, plant and
     equipment                                            (1,519)          (300)                        (1,819)
                                       --------------------------------------------------------------------------
Net cash used in investIng activities       (14,500)      (1,519)          (300)                       (16,319)


Cash flows from financing activities:
   Payments on short-term debt                                             (420)                          (420)
   Proceeds from long-term debt               7,781                                                      7,781
   Payments on long-term debt                (1,250)        (159)          (180)                        (1,589)
   Payment of preferred stock dividend          (37)                                                       (37)
   Repurchase of common stock                (1,567)                                                    (1,567)
                                       --------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                       4,927         (159)          (600)                         4,168
Net (decrease) increase in cash
   and cash equivalents                     (12,323)         935           (171)                       (11,559)
                                       --------------------------------------------------------------------------
Cash and cash equivalents,
   at beginning of period                    12,878           46          1,393                         14,317
                                       --------------------------------------------------------------------------
Cash and cash equivalents,
   at end of period                      $      555   $      981      $   1,222          $  0       $    2,758
                                       ==========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                          THREE MONTHS ENDED MARCH 31, 1998
                                       --------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       --------------------------------------------------------------------------
Net cash provided by operating
   activities                            $    2,600   $    3,751      $     588                     $    6,939

Cash flows from investing activities:
   Purchase of property, plant and
     equipment                                            (3,019)          (639)                        (3,658)
   Proceeds from shareholder notes                2                                                          2
                                       --------------------------------------------------------------------------
Net cash provided by (used in)                    2       (3,019)          (639)                        (3,656)
   investing activities

Cash flows from financing activities:
   Proceeds from short-term debt                                             87                             87
   Payments on long-term debt                             (1,071)           (15)                        (1,086)
   Payment of preferred stock dividend          (80)                                                       (80)
                                       --------------------------------------------------------------------------
Net cash (used in) provided by
   financing activities                         (80)      (1,071)            72                         (1,079)
                                       --------------------------------------------------------------------------
Net increase (decrease) in cash and
   cash equivalents                           2,522         (339)            21                          2,204
Cash and cash equivalents,
   at beginning of period                     3,103          469            816                          4,388
                                       --------------------------------------------------------------------------

Cash and cash equivalents,
   at end of period                      $    5,625   $      130      $     837          $  0       $    6,592
                                       ==========================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

GENERAL

Hawk operates primarily in two reportable segments: Friction Products ("Friction") and Powder Metal ("PM"). The Company's friction products are made from proprietary formulations of composite materials that primarily consist of metal powders and synthetic natural fibers. Friction products, which represented 55.4% of Company sales in the first three months of 1999, are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Friction products manufactured by the Company include friction linings for use in brakes, transmissions and clutches in aerospace, construction, agricultural, truck and specialty vehicle markets. The Company's powder metal components are made from formulations of composite powder metal alloys. The PM segment, which represented 34.4% of Company sales in the first three months of 1999, manufactures a variety of components for use in fluid power, truck, lawn and garden, construction, agriculture, home appliance, automotive and office equipment markets. In addition, the Company designs and manufactures die-cast aluminum rotors for small electric motors used in appliances, business machines and exhaust fans.

The Company is anticipating slight growth in revenues for 1999 as growth in certain of the industrial markets served by the Company are expected to slow from the pace achieved in 1998. In particular, the Company expects sales to the agricultural and mining and forestry components of the construction markets, which were soft in the first quarter of 1999, to continue to be soft throughout 1999. Sales will also be adversely affected in 1999, by the loss of a customer in the PM segment, which has begun to move the majority of its production and sourcing offshore. The acquisition of Allegheny in February 1999 will contribute to net sales in 1999.


RECENT EVENTS

On February 26, 1999, the Company purchased all of the outstanding stock of Allegheny, a privately-held Pennsylvania corporation. Allegheny, located in Falls Creek, Pennsylvania, is a powder metal component manufacturer primarily serving the lawn and garden and automotive markets. Allegheny has annual revenues of approximately $17 million. Allegheny is a guarantor of the Senior Notes, Term Loan and Revolving Credit Facility.


FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

Net Sales. Net sales decreased $2.9 million, or 5.8%, to $47.1 million in the first quarter of 1999 from $50.0 million in the comparable quarter of 1998. The sales decrease was primarily attributable to the softness in the agricultural and construction markets served by the Company and the shift to offshore production by one of the Company's powder metal customers. Sales in the Company's powder metal lines increased $2.7 million, or 20.0%, to $16.2 million in the first quarter of 1999 from $13.5 million in the comparable quarter of 1998. Sales in the Company's powder metal lines, exclusive of Clearfield and Allegheny, decreased $2.3 million, or 17.0%, to $11.2 million in the first quarter of 1999 from $13.5 million in the comparable quarter of 1998. The decrease was attributable to a customer of the Company's Sinterloy facility shifting production of its office equipment product division overseas. Sales of friction products, affected by decreased demand in agriculture and the mining and forestry components of its construction markets, decreased $5.1 million, or 16.3%, to $26.1 million in the first quarter of 1999 from $31.2 million in the comparable quarter of 1998. Demand in the agricultural markets remains weak as the farm sector continues to feel the impact of depressed commodity prices. Sales to the mining and forestry markets have declined as a result of the economic downturn affecting Asia and South America.

Gross Profit. Gross profit decreased $2.1 million, or 13.0%, to $14.1 million in the first quarter of 1999 from $16.2 million in the comparable quarter of 1998. The decrease is primarily attributable to the lower absorption of overhead as a result of the sales volume decreases, product mix, increased depreciation as a result of the Company's capital expansion program begun in 1998, and training costs incurred in the first quarter of 1999 by the Company in the conversion to its new manufacturing and accounting software. As a result of these factors, the gross profit margin decreased to 29.9% in the first quarter of 1999 from 32.4% in the comparable period of 1998.

Selling Technical and Administrative ("ST&A") Expenses. ST&A expenses increased $0.7 million, or 12.3%, to $6.4 million in the first quarter of 1999 from $5.7 million in the comparable period of 1998. The acquisition of Clearfield and Allegheny represented 97.7% of the total increase in ST&A during the first quarter of 1999. As a percentage of sales, ST&A expenses increased to 13.6% of sales in the first quarter of 1999 from 11.4% in the comparable quarter of 1998. This increase was due primarily to the sales volume declines experienced by the Company, the addition of Clearfield and Allegheny and increased spending in the Company's research and development efforts.

Income from Operations. Income from operations decreased by $2.9 million, or 30.2%, to $6.7 million in the first quarter of 1999, from $9.6 million in the comparable quarter of 1998. Income from operations as a percent of net sales decreased to 14.2% in the first quarter of 1999 from 19.2% in the comparable quarter of 1998, reflecting decreased sales activity, product mix and gross margin deterioration.

Interest Expense. Interest expense decreased $1.4 million, or 36.8%, to $2.4 million in the first quarter of 1999 from $3.8 million in the comparable quarter of 1998. The decrease in 1999 compared to the comparable quarter of 1998 is attributable to lower debt levels, a result of the repayment of debt from the proceeds of the Company's IPO, as well as lower interest rates during the first quarter of 1999 attributable to the refinancing of the Company's debt at the time of the IPO.

Income Taxes. The provision for income taxes decreased to $1.9 million in the first quarter of 1999 from $2.4 million in the comparable quarter of 1998, reflecting the decrease in pre-tax income as well as a decrease in the Company's effective tax rate to 41.3% in the first quarter of 1999 from 42.5% in the comparable quarter of 1998.

Net Income. As a result of the factors discussed above, net income decreased $0.6 million, or 18.2%, to $2.7 million in the first quarter of 1999 from $3.3 million in the comparable period of 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations. In addition, the Company has available a $50.0 million revolving credit facility ("revolver") entered into in May 1998, which may be used for general corporate purposes or to finance future acquisitions. As of March 31, 1999 the Company had $42.2 million available under the revolver.

Net cash from operating activities was $0.6 million for the three month period ended March 31, 1999 as compared to net cash from operating activities of $6.9 million in the comparable period of 1998. The decrease in net income and cash used to support working capital assets at March 31, 1999 accounted for the decrease in operating cash flow.

Net cash used in investing activities was $16.3 million and $3.7 million for the three month period ended March 31, 1999 and 1998, respectively. The cash used in investing activities during the three month period ended March 31, 1999, consisted of the $14.5 million for the acquisition of Allegheny and $1.8 million for the purchases of property, plant and equipment. In the comparable period of 1998, cash used in investing activities consisted $3.7 million for the purchases of property, plant and equipment.

Net cash provided by financing activities was $4.2 million for the three-month period ended March 31, 1999 received primarily from the proceeds of the Company's revolver. In the three month period ended March 31, 1999, the Company retired $2.0 million of outstanding debt and repurchased $1.6 million of the Company's common stock. In the comparable three month period of 1998, net cash used in financing activities of $1.1 million was primarily used for the payment of debt.

The primary financing requirements of the Company are (1) for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product development, (2) for making additional strategic acquisitions of complementary businesses, (3) for funding the Company's day-to-day working capital requirements and (4) to pay interest on, and to repay principal of, indebtedness. These requirements have been, and will continue to be, financed through a combination of cash flow from operations and borrowings under the Company's credit facility.

As of March 31, 1999, the Company was in compliance with the terms of its indebtedness.

The Company believes that cash flow from operating activities, borrowings under the revolver and access to capital markets, will be sufficient to satisfy its working capital, capital expenditures and debt requirements and to finance continued growth through acquisitions for the next twelve months.


YEAR 2000 READINESS

Since 1998, the Company has been addressing Year 2000 readiness for both information technology and non-information technology systems with a corporate-wide initiative led by the Company's Manager of Information Technology. The initiative includes the identification of affected software, the development of a plan for correcting that software in the most effective manner and the implementation and monitoring of the plan. The Company is primarily using its own employees to achieve readiness in most of its manufacturing and operating systems. The Company is also using outside expertise to insure that specific systems are made Year 2000 ready.

The Company's manufacturing facilities use minimal Year 2000 dependent non-information technology systems. The Company's investigation of these systems has not revealed any Year 2000 issues, which cannot be addressed with supplier provided software upgrades. The Company is continuing to investigate any non-information technology systems for Year 2000 related problems.

Each of the Company's operating units, in coordination with the Manager of Information Technology, have identified and communicated with the Company's key suppliers, distributors and customers about their Year 2000 readiness plans and progress. To date a majority of the Company's material suppliers, distributors and customers have provided the Company with positive statements of Year 2000 readiness.

The Company expects to have only limited expenditures related to Year 2000 issues, consisting principally of personnel costs incurred in the ordinary course of business. The Company expects that the costs of software and hardware replacements to make all of its technology systems Year 2000 compliant will be less than $0.3 million.

The Company is in the process of developing a strategy to address issues, which may result from any Year 2000 failures. These plans will likely result in some expenditures, including, increased inventory to assure adequate levels of supply. The exact costs are not determinable at this time. A worst-case scenario could result in system failures, causing the disruption of operations, which would prohibit the Company from engaging in normal business activities and could result in a material adverse effect on the Company's business and results of operations.

In 1998, the Company implemented a replacement of its manufacturing and accounting software and hardware systems, which are Year 2000 compliant, in its Friction segment. As of March 31, 1999, the implementation was completed at its domestic friction locations, and it is expected to be completed at its foreign friction location in mid to late 1999.

Implementation dates and costs of the Company's Year 2000 readiness program are subject to change based on new circumstances that may arise or new information becoming available that may change the Company's underlying assumptions or requirements. Because the Company's Year 2000 readiness program is not yet fully implemented, there can be no assurance that the Company will not incur material costs beyond those currently estimated by the Company.


FORWARD LOOKING STATEMENTS

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about growth of existing markets and its ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. In addition to statements which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," "optimistic," "will" and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially and adversely from those in the forward-looking statements, including the following:

          - the effect of the Company's debt service requirements on funds available for operations and future business opportunities and the Company's vulnerability to adverse general economic and industry conditions and competition;

          - the ability of the Company to continue to meet the terms of its credit facilities which contain a number of significant financial covenants and other restrictions;

          - the effect of any future acquisitions by the Company on its indebtedness and on the funds available for operations and future business opportunities;

          - the effect of competition by manufacturers using new or different technologies;

          - the effect on the Company's international operations of unexpected changes in regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, fluctuations in currency exchange rates, difficulty in accounts receivable collection and potentially adverse tax consequences;

          - the ability of the Company to successfully integrate the operations of Allegheny, or any future acquisitions, into the Company's existing businesses;

          - the ability of the Company to negotiate new agreements, as they expire, with its unions representing certain of its employees, on terms favorable to the Company or without experiencing work stoppages;

          - the effect of any interruption in the Company's supply of raw materials or a substantial increase in the price of any of the raw materials;

          -    the continuity of business relationships with major customers;

          - changes in market conditions in the end-markets served by the Company, such as the softening experienced in the agricultural and construction friction markets;

          -    the effect of product mix on margins; and

          - the ability of the Company's products to meet stringent Federal Aviation Administration criteria and testing requirements.

Any investor or potential investor in the Company must consider these risks and others that are detailed in other filings by the Company with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Disclosures. The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially and adversely from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. In June 1998, the Company entered into an interest rate swap with a notional amount of $35.0 million. At March 31, 1999, the notional amount was $31.3 million. The notional amount is used to calculate the contractual cash flow to be exchanged and does not represent exposure to credit loss. If this agreement were settled at March 31, 1999, the Company would pay approximately $0.3 million.

Foreign Currency Exchange Risk. The Company currently does not hedge its foreign currency exposure and, therefore, has not entered into any forward foreign exchange contracts to hedge foreign currency transactions. The Company has operations outside the United States with foreign-currency denominated assets and liabilities, primarily denominated in Italian lira and Canadian dollars. Because the Company has foreign-currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The unhedged foreign currency balance sheet exposures as of March 31, 1999 are not expected to result in a significant impact on earnings or cash flows.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various lawsuits arising in the ordinary course of business. In the Company's opinion, the outcome of these matters is not anticipated to have a material adverse effect on the Company's financial condition, liquidity or results of operations.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective February 1, 1999, the Company issued a total of 1,950 shares of its Class A Common Stock to the following individuals as part of their annual compensation for services as directors of the Company: Paul R. Bishop, Dan T. Moore, III and William T. O'Neill, Jr. Each director received 650 shares having a market value of approximately $5,000 at the time of issuance. The shares were issued without registration as permitted by Section 4(2) of the Securities Act of 1933.


ITEM 5.  OTHER INFORMATION

On May 10, 1999, the Company announced the promotion of Jeffrey H. Berlin to president and chief operating officer. In addition, Ronald E. Weinberg, co-founder of the Company, will become a co-chairman of the Board of Directors together with Norman C. Harbert. Mr. Harbert will continue as co-chairman and chief executive officer.

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



Date:    March 14, 1999             HAWK CORPORATION

                                    By: /s/ RONALD E. WEINBERG
                                        ----------------------
                                    Ronald E. Weinberg,
                                    Co-Chairman and Treasurer

                                    By: /s/ THOMAS A. GILBRIDE
                                        ----------------------
                                    Thomas A. Gilbride,
                                    Vice President- Finance  (Chief Accounting
                                    Officer)