Form 10-Q
period 1999-06-30
HAWK CORP
filed 1999-08-16
CIK 849240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD JUNE 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD __________ TO __________.

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

                                                                                          PAGE
                                                                                          ----
PART I. FINANCIAL INFORMATION

              Item 1.     Financial Statements (Unaudited)                                   3

              Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                               20

              Item 3.     Quantitative and Qualitative Disclosures about Market Risk        25

PART II. OTHER INFORMATION

              Item 1.     Legal Proceedings                                                 25

              Item 4.     Other Information                                                 25

              Item 6.     Exhibits and Reports on Form 8-K                                  26

SIGNATURES                                                                                  27

PART I.          FINANCIAL INFORMATION

ITEM I.          FINANCIAL STATEMENTS (UNAUDITED)

                                             HAWK CORPORATION
                                        CONSOLIDATED BALANCE SHEETS
                                          (DOLLARS IN THOUSANDS)

                                                                               JUNE 30,       DECEMBER 31,
                                                                                 1999            1998
                                                                              (UNAUDITED)       (NOTE)
                                                                              -----------       ------
ASSETS

Current assets:
     Cash and cash equivalents                                                 $  1,942        $ 14,317
     Accounts receivable, less allowance of $325 and $400, respectively          30,978          25,056
     Inventories                                                                 27,740          25,139
     Deferred income taxes                                                        1,736           1,837
     Other current assets                                                         2,806           5,003
                                                                               --------        --------
           Total current assets                                                  65,202          71,352

Property, plant and equipment:
     Land                                                                         1,476           1,229
     Buildings and improvements                                                  14,103          13,698
     Machinery and equipment                                                     76,759          70,532
     Furniture and fixtures                                                       3,274           3,147
     Construction in progress                                                     7,445           4,636
                                                                               --------        --------
                                                                                103,057          93,242
     Less accumulated depreciation                                               33,261          28,923
                                                                               --------        --------
           Total property, plant and equipment                                   69,796          64,319

Other assets:
     Intangible assets                                                           66,875          60,604
     Net assets held for sale                                                     1,806           3,604
     Shareholder notes                                                            1,010           1,010
     Other                                                                        2,680           2,557
                                                                               --------        --------
           Total other assets                                                    72,371          67,775
                                                                               --------        --------

Total assets                                                                   $207,369        $203,446
                                                                               ========        ========

                                           HAWK CORPORATION
                               CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                                        (DOLLARS IN THOUSANDS)

                                                                         JUNE 30,         DECEMBER 31,
                                                                           1999              1998
                                                                        (UNAUDITED)         (NOTE)
                                                                        -----------         ------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                    $ 11,659          $ 10,590
     Short-term borrowings                                                    803             1,019
     Accrued compensation                                                   6,119             8,766
     Other accrued expenses                                                 5,924             4,944
     Current portion of long-term debt                                      6,660             6,181
                                                                         --------          --------
           Total current liabilities                                       31,165            31,500

Long-term liabilities:
     Long-term debt                                                        99,107            96,366
     Deferred income taxes                                                  9,145             9,251
     Other                                                                  1,825             1,914
                                                                         --------          --------
           Total long-term liabilities                                    110,077           107,531

Shareholders' equity:
     Series D preferred stock, $.01 par value;
       an aggregate liquidation value of $1,530, plus
       any accrued and unpaid dividends with 9.8% cumulative
       dividend (1,530 shares authorized, issued and outstanding)               1                 1
     Class A common stock, $.01 par value; 75,000,000 shares
       authorized, 9,187,750 issued and 8,693,900 outstanding                  92                92
     Class B common stock, $.01 par value, 10,000,000 shares
       authorized, none issued or outstanding
     Additional paid-in capital                                            54,645            54,645
     Retained earnings                                                     16,677            12,310
     Accumulated other comprehensive loss                                  (1,728)             (640)
     Treasury stock, at cost                                               (3,560)           (1,993)
                                                                         --------          --------
           Total shareholders' equity                                      66,127            64,415

Total liabilities and shareholders' equity                               $207,369          $203,446
                                                                         ========          ========

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

                                           HAWK CORPORATION
                            CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              SIX MONTHS ENDED                 THREE MONTHS ENDED
                                          JUNE 30,         JUNE 30,         JUNE 30,         JUNE 30,
                                            1999             1998             1999             1998
                                            ----             ----             ----             ----
Net sales                                 $95,155          $96,719          $48,092          $46,741
Cost of sales                              68,326           65,378           35,343           31,591
                                          -------          -------          -------          -------
Gross profit                               26,829           31,341           12,749           15,150

Selling, technical and
  administrative expenses                  13,049           11,580            6,608            5,877
Amortization of intangibles                 1,859            1,769              960              870
                                          -------          -------          -------          -------
Total expenses                             14,908           13,349            7,568            6,747

Income from operations                     11,921           17,992            5,181            8,403

Interest expense                            4,799            7,125            2,429            3,191
Interest income                              (133)            (491)             (13)            (381)
Other (income) expense, net                  (329)              17             (300)              13
                                          -------          -------          -------          -------
Income before income taxes
  and extraordinary charge                  7,584           11,341            3,065            5,580
Income taxes                                3,143            4,827            1,276            2,379
                                          -------          -------          -------          -------

Income before extraordinary charge          4,441            6,514            1,789            3,201
Extraordinary charge                           --            3,079               --            3,079
                                          -------          -------          -------          -------

Net income                                $ 4,441          $ 3,435          $ 1,789          $   122
                                          =======          =======          =======          =======

Earnings per share:
  Basic:
     Earnings before
       extraordinary charge               $   .50          $  1.07          $   .20          $   .43
     Extraordinary charge                      --             (.52)              --             (.43)
                                          -------          -------          -------          -------
  Basic earnings per share                $   .50          $   .55          $   .20          $   .00
                                          =======          =======          =======          =======

  Diluted:
     Earnings before
        extraordinary charge              $   .50          $   .95          $   .20          $   .41
     Extraordinary charge                      --             (.46)              --             (.41)
                                          -------          -------          -------          -------
  Diluted earnings per share              $   .50          $   .49          $   .20          $   .00
                                          =======          =======          =======          =======

See notes to consolidated financial statements.

                                     HAWK CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (DOLLARS IN THOUSANDS)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                                  1999             1998
                                                                  ----             ----
Cash flows from operating activities:
     Net income                                                 $  4,441         $  3,435
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                             6,691            5,467
         Accretion of discount on debt                                                238
         Deferred income taxes                                        24
         Extraordinary charge, net of income taxes                                  3,079
         Gain on sale of property, plant and equipment              (274)
     Changes in operating assets and liabilities, net:
         Accounts receivable                                      (3,968)          (1,929)
         Inventories                                              (1,484)            (305)
         Other assets                                              1,953               69
         Accounts payable                                            147            2,638
         Other liabilities                                        (1,041)            (689)
                                                                --------         --------
Net cash provided by operating activities                          6,489           12,003

Cash flows from investing activities:
     Business acquisitions                                       (14,500)          (9,000)
     Proceeds from sale of property, plant and equipment           2,052
     Purchases of property, plant and equipment                   (4,398)          (7,983)
     Payments received on shareholder notes                                           665
                                                                --------         --------
Net cash used in investing activities                            (16,846)         (16,318)

Cash flows from financing activities:
     Payments on short-term debt                                    (104)            (697)
     Proceeds from borrowings on long-term debt                   19,444           35,000
     Payments on long-term debt                                  (19,717)         (66,964)
     Net proceeds from issuance of common stock                                    53,168
     Deferred financing costs                                                        (850)
     Payments of preferred stock dividend                            (74)            (181)
     Repurchase of common stock                                   (1,567)
     Prepayment premium on early retirement of debt                                (3,588)
                                                                --------         --------
Net cash (used in) provided by financing activities               (2,018)          15,888
                                                                --------         --------

Net (decrease) increase in cash and cash equivalents             (12,375)          11,573
Cash and cash equivalents at the beginning of the period          14,317            4,388
                                                                --------         --------

Cash and cash equivalents at the end of the period              $  1,942         $ 15,961
                                                                ========         ========

See notes to consolidated financial statements.

                                HAWK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included by reference in the Form 10-K for Hawk Corporation (the "Company") for the year ended December 31, 1998.

The Company, through its business segments, designs, engineers, manufactures and markets specialized components used in a variety of aerospace, industrial and other commercial applications.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and also include, effective June 1, 1998 and February 26, 1999, the accounts of Clearfield Powdered Metals, Inc. ("Clearfield") and Allegheny Powder Metallurgy, Inc. ("Allegheny"), respectively. All significant inter-company accounts and transactions have been eliminated in the accompanying financial statements.

Certain 1998 amounts have been reclassified to conform to the 1999 presentation.


NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires all derivatives to be recognized as either assets or liabilities in the balance sheet and measured at fair value. The Company does not anticipate that the adoption of the statement will have a significant effect on its results of operations or financial position. The Company expects to adopt the new statement effective January 1, 2001.


NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income is as follows:

                                                      SIX MONTHS ENDED      THREE MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      1999         1998        1999     1998
                                                      ----         ----        ----     ----
                 Net income                         $  4,441      $3,435      $1,789    $122
                 Foreign currency translation         (1,088)       (138)       (329)    120
                                                    --------      ------      ------    ----
                 Comprehensive income               $  3,353      $3,297      $1,460    $242
                                                    ========      ======      ======    ====

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The major components of inventories are as follows:

                                           JUNE 30,            DECEMBER 31,
                                             1999                 1998
                                             ----                 ----
Raw materials and work-in-process          $20,710               $20,230
Finished products                            8,455                 6,334
Inventory reserves                          (1,425)               (1,425)
                                           -------               -------
                                           $27,740               $25,139
                                           =======               =======


NOTE 5 - LONG-TERM DEBT

In May 1998, the Company entered into a $35,000 Term Loan Facility, with $1,250 maturing quarterly, beginning September 30, 1998 with the remaining principal of $12,500 due on March 31, 2003. Additionally, in May 1998, the Company executed a $50,000 Revolving Credit Facility that matures March 31, 2003. The Company has $3,208 outstanding under the Revolving Credit Facility as of June 30, 1999. Concurrent with the Company's Initial Public Offering ("IPO") in May 1998, the Company redeemed $35,000 of its then outstanding $100,000 10.25% Senior Notes due December 1, 2003 (the "Senior Notes") (See Note 6.) The Senior Notes, Term Loan and Revolving Credit Facility are fully and unconditionally guaranteed on a joint and several basis by each of the direct or indirect wholly-owned domestic subsidiaries of the Company ("Guarantor Subsidiaries"). (See Note 10.)


NOTE 6 - SHAREHOLDERS' EQUITY

In May 1998, the Company completed its IPO of 3,500,000 shares of common stock at an offering price to the public of $17.00 per share.


NOTE 7 -STOCK REPURCHASE PROGRAM

In December 1998, the Board of Directors approved a program to repurchase the Company's common stock on the open market at prevailing prices. The repurchase will primarily be funded from operating cash flows and the shares will initially be held as treasury stock. The Company did not repurchase any shares of its common stock during the three-month period ended June 30, 1999. Year-to-date, the Company has purchased 214,000 shares at an average price of $7.27 per share.

NOTE 8 - EARNINGS PER SHARE

Basic and dilutive earnings per share is computed as follows:

                                                         SIX MONTHS ENDED               THREE MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
                                                       1999            1998            1999            1998
                                                       ----            ----            ----            ----
Income available to common shareholders:
    Income before extraordinary item                  $4,441          $6,514          $1,789          $3,201
    Less:  Preferred stock dividends                     (74)           (181)            (37)           (101)
                                                      ------          ------          ------          ------

 Income before extraordinary item attributable
   to common shareholders                              4,367           6,333           1,752           3,100
                                                      ======          ======          ======          ======

    Net income                                         4,441           3,435           1,789             122
    Less:  Preferred stock dividends                     (74)           (181)            (37)           (101)
                                                      ------          ------          ------          ------

Net income attributable to common shareholders         4,367           3,254           1,752              21
                                                      ======          ======          ======          ======

Weighted average shares:
Basic:
Basic weighted average shares                          8,734           5,914           8,694           7,150

Diluted:
Basic from above                                       8,734           5,914           8,694           7,150
Effect of warrant conversion                                             741                             461
Effect of note conversion and options                     89              14             133              29
                                                      ------          ------          ------          ------
Diluted weighted average shares                        8,823           6,669           8,827           7,640
                                                      ======          ======          ======          ======

Earnings per share:
  Basic:
    Earnings before extraordinary charge              $  .50          $ 1.07          $  .20          $  .43
    Extraordinary charge                                                (.52)                           (.43)
                                                      ------          ------          ------          ------
    Basic earnings per share                          $  .50          $  .55          $  .20          $  .00
                                                      ======          ======          ======          ======

  Diluted:
    Earnings before extraordinary charge              $  .50          $  .95          $  .20          $  .41
    Extraordinary charge                                                (.46)                           (.41)
                                                      ------          ------          ------          ------
    Diluted earnings per share                        $  .50          $  .49          $  .20          $  .00
                                                      ======          ======          ======          ======

NOTE 9 - BUSINESS SEGMENTS

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

The information by segment is as follows:

                                             SIX MONTHS ENDED               THREE MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
                                           1999             1998           1999             1998
                                           ----             ----           ----             ----
Revenues from External Customers:
   Friction Products                     $51,014          $60,098        $24,960          $28,907
   Powder Metal                           34,597           26,419         18,409           12,909
   Other                                   9,544           10,202          4,723            4,925
                                         -------          -------        -------          -------
Consolidated                             $95,155          $96,719        $48,092          $46,741

Depreciation and Amortization:
  Friction Products                      $ 3,952          $ 3,561        $ 1,929          $ 1,782
  Powder Metal                             2,228            1,395          1,210              729
  Other                                      511              510            253              249
                                         -------          -------        -------          -------
Consolidated                             $ 6,691          $ 5,466        $ 3,392          $ 2,760

Operating Income:
  Friction Products                      $ 5,393          $ 9,655        $ 2,527          $ 4,862
  Powder Metal                             6,557            7,574          2,913            3,255
  Other                                      (29)             763           (259)             286
                                         -------          -------        -------          -------
Consolidated                             $11,921          $17,992        $ 5,181          $ 8,403

                             June 30,         December 31,
                              1999               1998
                             --------         ------------
Total Assets:
   Friction Products         $116,628           $115,141
   Powder Metal                71,272             53,034
   Other                       19,469             35,271
                             --------           --------
Consolidated                 $207,369           $203,446

NOTE 10 - SUPPLEMENTAL GUARANTOR INFORMATION

As discussed in Note 5, each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest with respect to the Senior Notes. The Guarantor Subsidiaries are direct or indirect, wholly-owned subsidiaries of the Company.

The following supplemental unaudited consolidating condensed financial statements present (in thousands):

         1. Consolidating condensed balance sheets as of June 30, 1999 and December 31, 1998, consolidating condensed statements of income for the three and six month periods ended June 30, 1999 and 1998 and consolidating condensed statements of cash flows for the six months ended June 30, 1999 and 1998.

         2. Hawk Corporation ("Parent") combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries (consisting of the Company's subsidiaries in Canada, Italy and Mexico) with their investments in subsidiaries accounted for using the equity method.

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

                                           SUPPLEMENTAL CONSOLIDATING CONDENSED
                                                BALANCE SHEET (UNAUDITED)

                                                                            JUNE 30, 1999
                                            -----------------------------------------------------------------------------
                                                            COMBINED       COMBINED
                                                           GUARANTOR    NON-GUARANTOR
                                             PARENT       SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                             ------       ------------   ------------      ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                 $    252        $    149        $ 1,541                            $  1,942
  Accounts receivable, net                                    24,369          6,609                              30,978
  Inventories, net                                            23,132          4,608                              27,740
  Deferred income taxes                        1,388                            348                               1,736
  Other current assets                         1,639             627            540                               2,806
                                            --------        --------        -------          ---------         --------
Total current assets                           3,279          48,277         13,646                              65,202
  Investment in subsidiaries                     792           5,597                         $  (6,389)
  Inter-company advances, net                157,891             223            708           (158,822)
  Property, plant and equipment                               62,821          6,975                              69,796
  Intangible assets                              219          66,656                                             66,875
  Other                                        1,010           5,089            510             (1,113)           5,496
                                            --------        --------        -------          ---------         --------
Total assets                                $163,191        $188,633        $21,839          $(166,324)        $207,369
                                            ========        ========        =======          =========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                          $  8,913        $ 2,746                            $ 11,659
  Short term borrowings                                                         803                                 803
  Accrued compensation                      $      8           4,958          1,153                               6,119
  Other accrued expenses                       2,255           3,299            370                               5,924
  Current portion of long-term debt            5,000           1,218            442                               6,660
                                            --------        --------        -------          ---------         --------
Total current liabilities                      7,263          18,388          5,514                              31,165

Long-term liabilities:
  Long-term debt                              93,208           4,844          1,055                              99,107
  Deferred income taxes                        8,150             417            578                               9,145
  Other                                                          734          1,091                               1,825
  Inter-company advances, net                  1,127         150,804          8,004          $(159,935)
                                            --------        --------        -------          ---------         --------
Total long-term liabilities                  102,485         156,799         10,728           (159,935)         110,077
                                            --------        --------        -------          ---------         --------
Total liabilities                            109,748         175,187         16,242           (159,935)         141,242
Shareholders' equity                          53,443          13,476          5,597             (6,389)          66,127
                                            --------        --------        -------          ---------         --------
Total liabilities and
  shareholders' equity                      $163,191        $188,663        $21,839          $(166,324)        $207,369
                                            ========        ========        =======          =========         ========

                                         SUPPLEMENTAL CONSOLIDATING CONDENSED
                                              BALANCE SHEET (UNAUDITED)

                                                                      DECEMBER 31, 1998
                                      -------------------------------------------------------------------------------
                                                      COMBINED         COMBINED
                                                     GUARANTOR      NON-GUARANTOR
                                       PARENT       SUBSIDIARIES     SUBSIDIARIES       ELIMINATIONS     CONSOLIDATED
                                       ------       ------------     ------------       ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents          $ 12,878        $     46          $ 1,393                            $ 14,317
   Accounts receivable, net                             18,399            6,657                              25,056
   Inventories, net                                     19,707            5,432                              25,139
   Deferred income taxes                 1,388                              449                               1,837
   Other current assets                  2,003           2,071              929                               5,003
                                      --------        --------          -------          ---------         --------
Total current assets                    16,269          40,223           14,860                              71,352

   Investment in subsidiaries              791           6,127                           $  (6,918)
   Inter-company advances, net         143,487          (1,309)             (20)          (142,158)
   Property, plant and equipment                        56,082            8,237                              64,319
   Intangible assets                       223          60,381                                               60,604
   Other                                 1,010           6,784              490             (1,113)           7,171
                                      --------        --------          -------          ---------         --------
Total assets                          $161,780        $168,288          $23,567          $(150,189)        $203,446
                                      ========        ========          =======          =========         ========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                   $  7,189          $ 3,401                            $ 10,590
   Short term borrowings                                                  1,019                               1,019
   Accrued compensation               $      8           7,638            1,120                               8,766
   Other accrued expenses                1,171           3,384              389                               4,944
   Current portion of
     long-term debt                      5,000             549              632                               6,181
                                      --------        --------          -------          ---------         --------
Total current liabilities                6,179          18,760            6,561                              31,500

Long-term liabilities:
   Long-term debt                       92,500           2,444            1,422                              96,366
   Deferred income taxes                 8,150             417              684                               9,251
   Other                                                   740            1,174                               1,914
   Inter-company advances, net           1,125         134,547            7,599          $(143,271)
                                      --------        --------          -------          ---------         --------
Total long-term liabilities            101,775         138,148           10,879           (143,271)         107,531
                                      --------        --------          -------          ---------         --------
Total liabilities                      107,954         156,908           17,440           (143,271)         139,031
Shareholders' equity                    53,826          11,380            6,127             (6,918)          64,415
                                      --------        --------          -------          ---------         --------

Total liabilities and
   shareholders' equity               $161,780        $168,288          $23,567          $(150,189)        $203,446
                                      ========        ========          =======          =========         ========

                                          SUPPLEMENTAL CONSOLIDATING CONDENSED
                                              INCOME STATEMENT (UNAUDITED)

                                                                   SIX MONTHS ENDED JUNE 30, 1999
                                           -----------------------------------------------------------------------------
                                                           COMBINED         COMBINED
                                                          GUARANTOR      NON-GUARANTOR
                                            PARENT       SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                            ------       ------------     ------------      ------------    ------------
Net sales                                                   $84,581          $10,574                           $95,155
Cost of sales                                                59,242            9,084                            68,326
                                           -------          -------          -------          -------          -------
Gross profit                                                 25,339                                             26,829

Selling, technical and
  administrative expenses                  $  (125)          11,862            1,312                            13,049
Amortization of intangibles                      4            1,855                                              1,859
                                           -------          -------          -------          -------          -------
Total expenses                                (121)          13,717            1,312                            14,908

Income from operations                         121           11,622              178                            11,921

Interest (income) expense, net              (1,928)           6,374              220                             4,666
Income (loss) from equity investees          3,183             (116)                          $(3,067)
Other (income) expense, net                    (29)            (281)             (19)                             (329)
                                           -------          -------          -------          -------          -------
Income before income taxes                   5,261            5,413              (23)          (3,067)           7,584
Income taxes                                   820            2,230               93                             3,143
                                           -------          -------          -------          -------          -------

Net income (loss)                          $ 4,441          $ 3,183          $  (116)         $(3,067)         $ 4,441
                                           =======          =======          =======          =======          =======

                                         SUPPLEMENTAL CONSOLIDATING CONDENSED
                                             INCOME STATEMENT (UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30, 1998
                                          ---------------------------------------------------------------------------
                                                          COMBINED        COMBINED
                                                          GUARANTOR    NON-GUARANTOR
                                          PARENT        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                          ------        ------------    ------------     ------------    ------------
Net sales                                                  $84,911        $11,808                           $96,719
Cost of sales                                               55,762          9,616                            65,378
                                          ------           -------        -------          -------          -------
Gross profit                                                29,149          2,192                            31,341

Selling, technical and
    administrative expenses               $   40            10,198          1,342                            11,580
Amortization of intangibles                    4             1,765             --                             1,769
                                          ------           -------        -------          -------          -------
Total expenses                                44            11,963          1,342                            13,349

Income (loss) from operations                (44)           17,186            850                            17,992

Interest (income) expense, net              (359)            6,725            268                             6,634
Income from equity investees               5,277               393                         $(5,670)
Other (income) expense, net                  (70)               73             14                                17
                                          ------           -------        -------          -------          -------
Income before extraordinary charge
and income taxes                           5,662            10,781            568           (5,670)          11,341
Income taxes                                 164             4,488            175                             4,827
                                          ------           -------        -------          -------          -------

Income before extraordinary charge         5,498             6,293            393           (5,670)           6,514
Extraordinary charge                       2,063             1,016              -                             3,079
                                          ------           -------        -------          -------          -------

Net income                                $3,435           $ 5,277        $   393          $(5,670)         $ 3,435
                                          ======           =======        =======          =======          =======

                                       SUPPLEMENTAL CONSOLIDATING CONDENSED
                                           INCOME STATEMENT (UNAUDITED)

                                                             SIX MONTHS ENDED JUNE 30, 1999
                                      ---------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR    NON-GUARANTOR
                                      PARENT        SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                      ------        ------------    ------------     ------------    ------------
Net sales                                              $42,634         $5,458                           $48,092
Cost of sales                                           30,726          4,617                            35,343
                                      ------           -------         ------           -------         -------
Gross profit                                            11,908            841                            12,749

Selling, technical and
  administrative expenses                                5,927            681                             6,608
Amortization of intangibles           $    4               956                                              960
                                      ------           -------         ------           -------         -------
Total expenses                             4             6,883            681                             7,568

Income (loss) from operations             (4)            5,025            160                             5,181

Interest (income) expense, net          (908)            3,218            106                             2,416
Income from equity investees           1,207                10                          $(1,217)
Other income, net                        (29)             (261)           (10)                             (300)
                                      ------           -------         ------           -------         -------
Income before income taxes             2,140             2,078             64            (1,217)          3,065
Income taxes                             351               871             54                             1,276
                                      ------           -------         ------           -------         -------

Net income                            $1,789           $ 1,207         $   10           $(1,217)        $ 1,789
                                      ======           =======         ======           =======         =======

                                        SUPPLEMENTAL CONSOLIDATING CONDENSED
                                            INCOME STATEMENT (UNAUDITED)

                                                            THREE MONTHS ENDED JUNE 30, 1998
                                          -------------------------------------------------------------------------
                                                          COMBINED       COMBINED
                                                         GUARANTOR    NON-GUARANTOR
                                          PARENT        SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                          ------        ------------   ------------    ------------    ------------
Net sales                                                  $40,668       $6,073                           $46,741
Cost of sales                                               26,678        4,913                            31,591
                                          ------           -------       ------           -------         -------
Gross profit                                                13,990        1,160                            15,150

Selling, technical and
  administrative expenses                 $   40             5,141          696                             5,877
Amortization of intangibles                    2               868                                            870
                                          ------           -------       ------           -------         -------
Total expenses                                42             6,009          696                             6,747

Income (loss) from operations                (42)            7,981          464                             8,403

Interest (income) expense, net              (347)            3,011          146                             2,810
Income from equity investees               1,991               180                        $(2,171)
Other (income) expense, net                  (42)               57           (2)                               13
                                          ------           -------       ------           -------         -------
Income before extraordinary
   charge and income taxes                 2,338             5,093          320            (2,171)          5,580
Income taxes                                 153             2,086          140                             2,379
                                          ------           -------       ------           -------         -------

Income before extraordinary charge         2,185             3,007          180            (2,171)          3,201
Extraordinary charge                       2,063             1,016                                          3,079
                                          ------           -------       ------           -------         -------

Net income                                $  122           $ 1,991       $  180           $(2,171)        $   122
                                          ======           =======       ======           =======         =======

                                          SUPPLEMENTAL CONSOLIDATING CONDENSED
                                            CASH FLOW STATEMENT (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE 30, 1999
                                             --------------------------------------------------------------------------
                                                              COMBINED       COMBINED
                                                             GUARANTOR    NON-GUARANTOR
                                              PARENT        SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                              ------        ------------   ------------    ------------    ------------
Net cash provided by
  operating activities                       $  2,807         $ 2,627         $1,055                         $  6,489
Cash flows from investing activities:
  Business acquisitions                       (14,500)                                                        (14,500)
  Purchase of property, plant and
     equipment                                                 (3,936)          (462)                          (4,398)
  Sales of property, plant and
    equipment                                                   2,052                                           2,052
                                             --------         -------         ------         --------        --------
Net cash used in
  investing activities                        (14,500)         (1,884)          (462)                         (16,846)

Cash flows from financing activities:
  Payments on short-term borrowings                                             (104)                            (104)
  Proceeds from borrowings on
     long-term debt                            19,444                                                          19,444
  Payments on long-term debt                  (18,736)           (640)          (341)                         (19,717)
  Payment of preferred
    stock dividend                                (74)                                                            (74)
  Repurchase of common stock                   (1,567)                                                         (1,567)
                                             --------         -------         ------         --------        --------
Net cash used in
  financing activities                           (933)           (640)          (445)                          (2,018)
                                             --------         -------         ------         --------        --------
Net (decrease) increase in cash and
  cash equivalents                            (12,626)            103            148                          (12,375)
Cash and cash equivalents
  at beginning of period                       12,878              46          1,393                           14,317
                                             --------         -------         ------         --------        --------
Cash and cash equivalents
  at end of period                           $    252         $   149         $1,541                         $  1,942
                                             ========         =======         ======         ========        ========

                                           SUPPLEMENTAL CONSOLIDATING CONDENSED
                                           STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                      SIX MONTHS ENDED JUNE 30, 1998
                                              ---------------------------------------------------------------------------
                                                               COMBINED        COMBINED
                                                              GUARANTOR     NON-GUARANTOR
                                               PARENT        SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                               ------        ------------    ------------   ------------     ------------
Net cash provided by
  operating activities                        $    731         $ 8,938         $ 2,334                         $ 12,003
Cash flows from investing activities
  Business acquisitions                         (9,000)                                                          (9,000)
  Purchase of property, plant and
    equipment                                                   (6,815)         (1,168)                          (7,983)
  Payments received on shareholder
     loans                                         665                                                              665
                                              --------         -------         -------         --------        --------
Net cash used in investing activities           (8,335)         (6,815)         (1,168)                         (16,318)

Cash flows from financing activities:
  Payments on short-term debt                                                     (697)                            (697)
  Proceeds from borrowings on
     long-term debt                             35,000                                                           35,000
  Net proceeds from issuance
     of common stock                            53,168                                                           53,168
  Payments on long-term debt                   (65,000)         (1,662)           (302)                         (66,964)
  Deferred financing costs                                        (850)                                            (850)
  Payment of preferred stock dividend             (165)            (16)                                            (181)
  Payments on early retirement of debt          (3,588)                                                          (3,588)
                                              --------         -------         -------         --------        --------
Net cash provided by (used in)
  financing activities                          19,415          (2,528)           (999)                          15,888
                                              --------         -------         -------         --------        --------

Net increase (decrease) in cash
  and cash equivalents                          11,811            (405)            167                           11,573
Cash and cash equivalents
  at beginning of period                         3,103             469             816                            4,388
                                              --------         -------         -------         --------        --------
Cash and cash equivalents
  at end of period                            $ 14,914         $    64         $   983                         $ 15,961
                                              ========         =======         =======         ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

GENERAL

Hawk operates primarily in two reportable segments: Friction Products ("Friction") and Powder Metal ("PM"). The Company's friction products are made from proprietary formulations of composite materials that primarily consist of metal powders and synthetic natural fibers. Friction products, which represented 54% of the Company's sales in the first six months of 1999, are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Friction products manufactured by the Company include friction linings for use in brakes, transmissions and clutches in aerospace, construction equipment, agricultural, truck and specialty vehicle markets. The Company's powder metal components are made from formulations of composite powder metal alloys. The PM segment, which represented 36% of Company sales in the first six months of 1999, manufactures a variety of components for use in fluid power, truck, lawn and garden, construction, agriculture, home appliance, automotive and office equipment markets. In addition, the Company designs and manufactures die-cast aluminum rotors for small electric motors used in appliances, business machines and exhaust fans.

The Company is anticipating slight growth in revenues for 1999 as growth in certain of the industrial markets served by the Company are expected to slow from the pace achieved in 1998. In particular, the Company expects sales to the agricultural and mining and forestry components of its construction markets, which were soft in the first half of 1999, to remain under pressure for the remainder of 1999. Sales will also be adversely affected for the balance of 1999 by the significant reduction in sales from a customer in the PM segment, which has moved the majority of its production and sourcing offshore. The acquisition of Allegheny in February 1999 will contribute to net sales in 1999.


SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

Net Sales. Net sales increased $1.4 million, or 3.0%, to $48.1 million in the second quarter of 1999 from $46.7 million in the comparable quarter of 1998. The sales increase was primarily attributable to the acquisition of Clearfield in June 1998 and Allegheny in February 1999. The sales increase from these acquisitions was offset by the continued softness in the agricultural and construction markets served by the Company and the shift to offshore production of major product lines by one of the Company's powder metal customers. Sales in the Company's PM segment increased $5.5 million, or 42.6%, to $18.4 million in the second quarter of 1999 from $12.9 million in the comparable quarter of 1998. Sales in the PM segment, exclusive of Clearfield and Allegheny, decreased $1.3 million, or 10.9%, to $10.6 million in the second quarter of 1999 from $11.9 million in the comparable quarter of 1998. The decrease was attributable to a customer of the Company's Sinterloy facility shifting production of its office equipment product division overseas and softness in the agriculture market served by one of the Company's PM facilities. Sales in the Friction segment, which continue to be affected by decreased demand in agriculture, mining and forestry markets, decreased $3.9 million, or 13.5%, to $25.0 million in the second quarter of 1999 from $28.9 million in the comparable quarter of 1998. Demand in the agricultural markets remains weak as the farm sector continues to feel the impact of depressed commodity prices. Sales to the mining and forestry markets have declined as a result of the economic downturn affecting Asia and South America.

Gross Profit. Gross profit decreased $2.5 million, or 16.4%, to $12.7 million in the second quarter of 1999 from $15.2 million in the comparable quarter of 1998. The decrease is primarily attributable to the lower absorption of overhead as a result of the sales volume decreases, to product mix, and to increased depreciation as a result of the Company's capital expansion program begun in 1998. As a result of these factors, the gross profit margin decreased to 26.4% in the second quarter of 1999 from 32.6% in the comparable period of 1998.

Selling Technical and Administrative ("ST&A") Expenses. ST&A expenses increased $0.7 million, or 11.9%, to $6.6 million in the second quarter of 1999 from $5.9 million in the comparable period of 1998. The acquisitions of Clearfield and Allegheny represented 154.4% of the total increase in ST&A during the second quarter of 1999. As a percent of sales, ST&A expenses increased to 13.7% of sales in the second quarter of 1999 from 12.6% in the comparable quarter of 1998. This increase was due primarily to the sales volume declines experienced by the Company and the addition of the ST&A expenses of Clearfield and Allegheny.

Income from Operations. Income from operations decreased by $3.2 million, or 38.1%, to $5.2 million in the second quarter of 1999 from $8.4 million in the comparable quarter of 1998. Income from operations as a percent of net sales decreased to 10.8% in the second quarter of 1999 from 18.0% in the comparable quarter of 1998, reflecting decreased sales activity, product mix, gross margin deterioration and increased amortization expense. Operating income from the Company's Friction segment decreased $2.4 million, or 49.0%, to $2.5 million in the second quarter of 1999 from $4.9 million in the comparable quarter of 1998. This decline was primarily driven by the sales volume declines in the agriculture, mining and forestry markets. Operating income from the Company's PM segment decreased $0.4 million, or 12.1%, to $2.9 million in the second quarter of 1999 from $3.3 million in the comparable quarter of 1998. The decline in this segment was caused by the loss of production to an offshore site and a shift to lower margin products during the quarter. This decline was partially offset by the contribution of operating income from Clearfield and Allegheny.

Interest Expense. Interest expense decreased $0.8 million, or 25.0%, to $2.4 million in the second quarter of 1999 from $3.2 million in the comparable quarter of 1998. The decrease is attributable primarily to lower debt levels.

Income Taxes. The provision for income taxes decreased to $1.3 million in the second quarter of 1999 from $2.4 million in the comparable quarter of 1998, reflecting the decrease in pre-tax income as well as a decrease in the Company's effective tax rate to 41.6% in the second quarter of 1999 from 42.6% in the comparable quarter of 1998.

Extraordinary Charge. In May 1998, the Company incurred an extraordinary loss of $3.1 million (net of tax) as a result of the repurchase of $35.0 million of the Senior Notes and the retirement of all of its outstanding Senior Subordinated Notes.

Net Income. As a result of the factors discussed above, net income increased $1.7 million, or 700.0% to $1.8 million in the second quarter of 1999 from $0.1 million in the comparable period of 1998.


FIRST SIX MONTHS OF 1999 COMPARED TO FIRST SIX MONTHS OF 1998

Net Sales. Net sales decreased by $1.5 million, or 1.6%, to $95.2 million during the first six months of 1999 from $96.7 million during the first six months of 1998. The sales decrease in the period was attributable to the softness in the agricultural and construction markets served by the Company and the shift to offshore production of major product lines by one of the Company's powder metal customers. Sales in the Friction segment decreased 15.1% to $51.0 million for the six months ended June 1999 from $60.1 million in the comparable period of 1998. Sales in the Company's PM segment increased 31.1% to $34.6 million for the first six months of 1999 from $26.4 million in the comparable period of 1998. Exclusive of Clearfield and Allegheny, sales of powder metal products decreased by 14.6%.

Gross Profit. Gross profit decreased $4.5 million, or 14.4% to $26.8 million during the first six months of 1999 from $31.3 million during the first six months of 1998. The gross profit margin decreased to 28.2% during the first six months of 1999 from 32.4% during the comparable period of 1998. The decrease is primarily due to the lower absorption of overhead as a result of sales volume decreases, product mix changes, and a 22.4% increase in depreciation as a result of the Company's capital expansion program begun in 1998.

Selling, Technical and Administrative ("ST&A") Expenses. ST&A expenses increased $1.4 million, or 12.1%, to $13.0 million during the first six months of 1999 from $11.6 million during the first six months of 1998. The acquisition of Clearfield and Allegheny represented 123.5% of the total increase in ST&A during the first six months of 1999. ST&A increased to 13.7% of sales during the first six months of 1999 from 12.0% during the comparable period of 1998. This increase was due primarily to the sales volume declines experienced by the Company and the addition of the ST&A expenses of Clearfield and Allegheny.

Income from Operations. Income from operations decreased by $6.1 million, or 33.9%, to $11.9 million during the first six months of 1999 from $18.0 million in the comparable six month period of 1998. Income from operations as a percent of net sales decreased to 12.5% in the first six months of 1999 from 18.6% in the comparable six month period of 1998, reflecting decreased sales activity, product mix, gross margin deterioration and increased amortization expense.

Interest Expense. Interest expense decreased $2.3 million, or 32.4%, to $4.8 million in the first six months of 1999 from $7.1 million in the comparable six month period of 1998. The decrease is attributable to lower debt levels, a result of the repayment of debt from the proceeds of the Company's IPO during the second quarter of 1998 and, to a lesser extent, lower interest rates incurred by the Company.

Income Taxes. The provision for income taxes decreased to $3.1 million in the first six months of 1999 from $4.8 million in the comparable period of 1998, reflecting the decrease in pre-tax income. The Company's effective tax rate during the first six months of 1999 was 41.4% compared to 42.6% in the comparable six month period of 1998.

Income before Extraordinary Items. As a result of the items discussed above, income before extraordinary items decreased $2.1 million, or 32.3%, to $4.4 million for the six months ended June 30, 1999 from $6.5 million in the comparable period of 1998.

Net Income. Net income increased $1.0 million, or 29.4%, to $4.4 million in the first six months of 1999 from $3.4 million in the comparable period of 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations. In addition, the Company has available a $50.0 million revolving credit facility (the "Revolver") entered into in May 1998, which may be used for general corporate purposes or to finance future acquisitions. As of June 30, 1999, the Company had $46.8 million available under the Revolver.

Net cash from operating activities was $6.5 million and $12.0 million for the six month period ended June 30, 1999 and 1998, respectively. Cash used to support working capital assets at June 30, 1999 primarily accounted for the decrease in operating cash flow.

Net cash used in investing activities was $16.8 million and $16.3 million for the six month period ended June 30, 1999 and 1998, respectively. The cash used in investing activities during the six month period ended June 30, 1999, consisted of the $14.5 million for the acquisition of Allegheny and $4.4 million for the purchases of property, plant and equipment. The Company received $2.1 million from the sale of its research and development facility in Solon, Ohio during the period ended June 30, 1999. In the comparable period of 1998, cash used in investing activities consisted of $9.0 million for the acquisition of Clearfield and $8.0 million for purchases of property, plant and equipment.

Net cash used in financing activities was $2.0 million for the six month period ended June 30, 1999 primarily from the repurchase of $1.6 million of the Company's common stock and the payment of $0.3 million of outstanding debt. In the six month period ended June 30, 1998, cash provided by financing activities was $15.9 million received primarily from the proceeds of the Company's IPO and proceeds from a new $35.0 million term loan. These proceeds were used to retire $65.0 million of debt outstanding.

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

As of June 30, 1999, the Company was in compliance with the terms of its indebtedness.

The Company believes that cash flow from operating activities, borrowings under the Revolver and access to capital markets will be sufficient to satisfy its working capital, capital expenditures and debt requirements and to finance continued growth through acquisitions for the next twelve months.


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

The Company is in the process of finalizing a strategy to address issues, which may result from any Year 2000 failures. These plans will likely result in some expenditures, including, increased inventory to assure adequate levels of supply. The exact costs are not determinable at this time. A worst-case scenario could result in system failures, causing the disruption of operations, which would prohibit the Company from engaging in normal business activities and could result in a material adverse effect on the Company's business and results of operations.

In 1998, the Company implemented a replacement of its manufacturing and accounting software and hardware systems, which are Year 2000 compliant, in its Friction segment. As of June 30, 1999, the implementation was completed at its domestic friction locations, and is expected to be completed at its foreign friction location in late 1999. The accounting software and hardware at the Company's powder metal locations is being made Year 2000 compliant through software upgrade programs through third party vendors. All upgrades will be completed by late 1999.

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


EURO PREPARATIONS

The Company has completed an upgrade of its systems to accommodate the new Euro currency. The cost of this upgrade was immaterial to the Company's financial results. Although difficult to predict, any competitive implications and any impact on existing financial instruments of using the Euro currency are expected to be immaterial to the Company's results of operations, financial position or liquidity.


FORWARD LOOKING STATEMENTS

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about growth of existing markets and its ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. In addition to statements which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," "optimistic," "will" and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially and adversely from those in the forward-looking statements, including the following:

     o the effect of the Company's debt service requirements on funds available for operations and future business opportunities and the Company's vulnerability to adverse general economic and industry conditions and competition;
     o the ability of the Company to continue to meet the terms of its credit facilities which contain a number of significant financial covenants and other restrictions;
     o the effect of any future acquisitions by the Company on its indebtedness and on the funds available for operations and future business opportunities;
     o the effect of competition by manufacturers using new or different technologies;
     o the effect on the Company's international operations of unexpected changes in regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, fluctuations in currency exchange rates, difficulty in accounts receivable collection and potentially adverse tax consequences;
     o the ability of the Company to successfully integrate future acquisitions into the Company's existing businesses;

     o the ability of the Company to negotiate new agreements, as they expire, with its unions representing certain of its employees, on terms favorable to the Company or without experiencing work stoppages;
     o the effect of any interruption in the Company's supply of raw materials or a substantial increase in the price of any of the raw materials;
     o    the continuity of business relationships with major customers;
     o changes in market conditions in the end-markets served by the Company, such as the softening experienced in the agricultural and construction friction markets;
     o    the effect of product mix on margins; and
     o the ability of the Company's products to meet stringent Federal Aviation Administration criteria and testing requirements.

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

Interest Rate Sensitivity. In June 1998, the Company entered into an interest rate swap with a notional amount of $35.0 million. At June 30, 1999, the notional amount was $30.0 million. The notional amount is used to calculate the contractual cash flow to be exchanged and does not represent exposure to credit loss. If this agreement were settled at June 30, 1999, the Company would pay approximately $0.2 million.

Foreign Currency Exchange Risk. The Company currently does not hedge its foreign currency exposure and, therefore, has not entered into any forward foreign exchange contracts to hedge foreign currency transactions. The Company has operations outside the United States with foreign-currency denominated assets and liabilities, primarily denominated in Italian lira and Canadian dollars. Because the Company has foreign-currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The unhedged foreign currency balance sheet exposures as of June 30, 1999 are not expected to result in a significant impact on earnings or cash flows.


PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is involved in various lawsuits arising in the ordinary course of business. In the Company's opinion, the outcome of these matters is not anticipated to have a material adverse effect on the Company's financial condition, liquidity or results of operations.


ITEM 4.     OTHER INFORMATION

On May 10, 1999, the Company held its 1999 Annual Meeting of Stockholders to act on proposals to elect Directors and to ratify the appointment of its independent accountants for 1999.

Dan T. Moore, III and Paul R. Bishop were re-elected for a one year term of office expiring in 2000, with 6,770,304 and 7,006,304 affirmative votes, respectively (77.9% and 80.6% of the total voting power, respectively). These candidates had 240,435 and 4,435 votes withheld, respectively.

The proposal to ratify the appointment of Ernst and Young LLP as the Company's independent accountants for 1999 received 7,007,529 affirmative votes (80.6% of the total voting power), 1,010 negative votes (0.01% of the total voting power) and 2,200 abstained votes (0.03% of the total voting power).

Pursuant to the terms of the Company's Series D Preferred Stock, the holders of the Series D Preferred Stock have the right to elect a majority of the Company's Board of Directors. The holders of the Series D Preferred Stock are Norman C. Harbert, Ronald E. Weinberg, Byron S. Krantz, the Harbert Family Limited Partnership, the Weinberg Family Limited Partnership and the Krantz Family Limited Partnership. The holders of the Series D Preferred Stock elected Norman
C. Harbert, Ronald E. Weinberg, Byron S. Krantz and William J. O'Neill, Jr. at the Annual Meeting.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits:
                  27.1   Financial Data Schedule


            (b)   Reports on Form 8-K:
                  None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 1999                 HAWK CORPORATION

                               By: /s/ RONALD E. WEINBERG
                                   ----------------------
                               Ronald E. Weinberg,
                               Co-Chairman and Treasurer

                               By: /s/ THOMAS A. GILBRIDE
                                   ----------------------
                               Thomas A. Gilbride,
                               Vice President-Finance (Chief Accounting Officer)