Form 10-Q
period 1999-09-30
HAWK CORP
filed 1999-11-12
CIK 849240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD SEPTEMBER 30, 1999

                      [ ] TRANSITION REPORT PURSUANT TO
                    SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934 FOR THE
                 TRANSITION PERIOD ___________ TO __________.

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

                Class A Common Stock, $0.01 par value: 8,540,920

                Class B Common Stock, $0.01 par value: None (0)

                                                                           PAGE

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited)                              3

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          20

        Item 3. Quantitative and Qualitative Disclosures about Market        25
                Risk
PART II. OTHER INFORMATION

        Item 1. Legal Proceedings                                            26

        Item 2. Changes in Securities and Use of Proceeds                    26

        Item 6. Exhibits and Reports on Form 8-K                             26

SIGNATURES                                                                   27

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                                HAWK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                                        1999                   1998
                                                                                     (UNAUDITED)              (NOTE)
                                                                                     -----------              ------
ASSETS

Current assets:
     Cash and cash equivalents                                                       $     2,935           $     14,317
     Accounts receivable, less allowance of $340 and $400, respectively                   30,724                 25,056
     Inventories                                                                          25,701                 25,139
     Deferred income taxes                                                                 1,748                  1,837
     Other current assets                                                                  3,787                  5,003
                                                                                     -----------            -----------
            Total current assets                                                          64,895                 71,352

Property, plant and equipment:
     Land                                                                                  1,542                  1,229
     Buildings and improvements                                                           14,229                 13,698
     Machinery and equipment                                                              80,594                 70,532
     Furniture and fixtures                                                                3,337                  3,147
     Construction in progress                                                              6,270                  4,636
                                                                                     -----------            -----------
                                                                                         105,972                 93,242
     Less accumulated depreciation                                                        35,863                 28,923
                                                                                     -----------            -----------
            Total property, plant and equipment                                           70,109                 64,319

Other assets:
     Intangible assets                                                                    65,923                 60,604
     Net assets held for sale                                                                  -                  3,604
     Shareholder notes                                                                     1,010                  1,010
     Other                                                                                 2,876                  2,557
                                                                                     -----------            -----------
            Total other assets                                                            69,809                 67,775
                                                                                     -----------            -----------

Total assets                                                                         $   204,813              $ 203,446
                                                                                     ===========              =========

                                HAWK CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

                                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                                        1999                   1998
                                                                                     (UNAUDITED)              (NOTE)
                                                                                     -----------              ------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $    11,463           $     10,590
     Short-term borrowings                                                                 1,020                  1,019
     Accrued compensation                                                                  6,399                  8,766
     Other accrued expenses                                                                7,027                  4,944
     Current portion of long-term debt                                                     7,177                  6,181
                                                                                     -----------            -----------
            Total current liabilities                                                     33,086                 31,500

Long-term liabilities:
     Long-term debt                                                                       94,280                 96,366
     Deferred income taxes                                                                 9,165                  9,251
     Other                                                                                 1,895                  1,914
                                                                                     -----------            -----------
            Total long-term liabilities                                                  105,340                107,531

Shareholders' equity:
     Series D preferred stock, $.01 par value; an aggregate liquidation value of
       $1,530, plus any accrued and unpaid dividends with 9.8% cumulative dividend (1,530 shares
       authorized, issued and outstanding)                                                     1                      1
     Class A common stock, $.01 par value; 75,000,000
       shares authorized, 9,187,750 issued and 8,540,920 outstanding                          92                     92
     Class B common stock, $.01 par value, 10,000,000
       shares authorized, none issued or outstanding
     Additional paid-in capital                                                           54,645                 54,645
     Retained earnings                                                                    17,875                 12,310
     Accumulated other comprehensive loss                                                 (1,435)                  (640)
     Treasury stock, at cost                                                              (4,791)                (1,993)
                                                                                     ------------           ------------
            Total shareholders' equity                                                    66,387                 64,415

Total liabilities and shareholders' equity                                           $   204,813              $ 203,446
                                                                                     ===========              =========

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

                                HAWK CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                NINE MONTHS ENDED                              THREE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,           SEPTEMBER 30,         SEPTEMBER 30,
                                             1999                  1998                    1999                  1998
                                             ----                  ----                    ----                  ----

Net sales                               $   140,781          $    140,120            $     45,626          $     43,401
Cost of sales                               103,264                94,985                  34,938                29,607
                                        -----------           -----------             -----------           -----------
Gross profit                                 37,517                45,135                  10,688                13,794

Selling, technical and
  administrative expenses                    19,597                17,213                   6,548                 5,632
Amortization of intangibles                   2,816                 2,648                     957                   880
                                        -----------           -----------             -----------           -----------
Total expenses                               22,413                19,861                   7,505                 6,512

Income from operations                       15,104                25,274                   3,183                 7,282

Interest expense                              7,095                 9,531                   2,296                 2,406
Interest income                                (399)                 (741)                   (266)                 (250)
Other (income) expense, net                    (780)                   19                    (451)                    2
                                        ------------          -----------             ------------          -----------
Income before income taxes
  and extraordinary charge                    9,188                16,465                   1,604                 5,124
Income taxes                                  3,512                 7,003                     369                 2,176
                                        -----------           -----------             -----------           -----------

Income before extraordinary charge            5,676                 9,462                   1,235                 2,948
Extraordinary charge                              -                 3,079                       -                     -
                                        -----------           -----------             -----------           -----------

Net income                              $     5,676          $      6,383            $      1,235          $      2,948
                                        ===========          ============            ============          ============

Earnings per share:
  Basic:
     Earnings before
       extraordinary charge             $       .64          $       1.32            $        .14          $        .32
     Extraordinary charge                         -                  (.44)                      -                     -
                                        -----------           -----------             -----------           -----------
  Basic earnings per share              $       .64          $        .88            $        .14          $        .32
                                        ===========          ============            ============          ============

  Diluted:
     Earnings before
        extraordinary charge            $       .63          $       1.23            $        .14          $        .32
     Extraordinary charge                         -                  (.41)                      -                     -
                                        -----------           -----------             -----------           -----------
  Diluted earnings per share            $       .63          $        .82            $        .14          $        .32
                                        ===========          ============            ============          ============


See notes to consolidated financial statements.

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                    NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                               1999                1998
                                                                                               ----                ----

Cash flows from operating activities:
     Net income                                                                           $     5,676        $      6,383
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                                         10,133               8,314
         Accretion of discount on debt                                                                                238
         Deferred income taxes                                                                     23
         Extraordinary charge, net of income taxes                                                                  3,079
         Gain on sale of property, plant and equipment                                            (95)
     Changes in operating assets and liabilities, net:
         Accounts receivable                                                                   (3,470)                132
         Inventories                                                                              672                (940)
         Other assets                                                                             741                  89
         Accounts payable                                                                        (124)                542
         Other liabilities                                                                        292               1,969
                                                                                          -----------         -----------
Net cash provided by operating activities                                                      13,848              19,806

Cash flows from investing activities:
     Purchase of marketable securities                                                                             (4,130)
     Business acquisitions                                                                    (14,500)             (9,100)
     Proceeds from sale of property, plant and equipment                                        3,648
     Purchases of property, plant and equipment                                                (6,873)            (11,127)
     Payments received on shareholder notes                                                                           665
                                                                                          -----------         -----------
Net cash used in investing activities                                                         (17,725)            (23,692)

Cash flows from financing activities:
     Payments on short-term debt                                                                                     (636)
     Proceeds from borrowings on short-term debt                                                   91
     Proceeds from borrowings on long-term debt                                                26,051              35,000
     Payments on long-term debt                                                               (30,738)            (69,544)
     Net proceeds from issuance of common stock                                                                    52,772
     Deferred financing costs                                                                                        (850)
     Payments of preferred stock dividend                                                        (111)               (219)
     Repurchase of common stock                                                                (2,798)
     Prepayment premium on early retirement of debt                                                                (3,588)
                                                                                          -----------         ------------
Net cash (used in) provided by financing activities                                            (7,505)             12,935
                                                                                          ------------        -----------

Net (decrease) increase in cash and cash equivalents                                          (11,382)              9,049
Cash and cash equivalents at the beginning of the period                                       14,317               4,388
                                                                                          -----------         -----------

Cash and cash equivalents at the end of the period                                        $     2,935        $     13,437
                                                                                          ===========        ============

See notes to consolidated financial statements.

                                HAWK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included by reference in the Form 10-K for Hawk Corporation (the "Company") for the year ended December 31, 1998.

The Company, through its business segments, designs, engineers, manufactures and markets specialized components used in a variety of aerospace, industrial and other commercial applications.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and also include, effective June 1, 1998, the accounts of Clearfield Powdered Metals, Inc. ("Clearfield") and effective February 26, 1999, the accounts of Allegheny Powder Metallurgy, Inc. ("Allegheny"). All significant inter-company accounts and transactions have been eliminated in the accompanying financial statements.

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

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income is as follows:

                                                                      NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     1999            1998              1999          1998
                                                                     ----            ----              ----          ----

                  Net income                                    $   5,676       $   6,383       $     1,235    $     2,948
                  Marketable securities                                               (75)                             (75)
                  Foreign currency translation                       (795)            444               293            582
                                                                ---------       ---------       -----------    -----------
                  Comprehensive income                          $   4,881       $   6,752       $     1,528    $     3,455
                                                                =========       =========       ===========    ===========

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The major components of inventories are as follows:

                                                                                    SEPTEMBER 30,           DECEMBER 31,
                                                                                        1999                    1998
                                                                                        ----                    ----
Raw materials and work-in-process                                                        $19,326                $20,230
Finished products                                                                          7,775                  6,334
Inventory reserves                                                                        (1,400)                (1,425)
                                                                                       ---------              ---------
                                                                                         $25,701                $25,139
                                                                                         =======                =======

NOTE 5 - LONG-TERM DEBT

In May 1998, the Company entered into a $35,000 Term Loan Facility, with $1,250 maturing quarterly, beginning September 30, 1998 with the remaining principal of $12,500 due on March 31, 2003. Additionally, in May 1998, the Company executed a $50,000 Revolving Credit Facility that matures March 31, 2003. The Company has $500 outstanding under the Revolving Credit Facility as of September 30, 1999. Concurrent with the Company's Initial Public Offering ("IPO") in May 1998, the Company redeemed $35,000 of its then outstanding $100,000 10.25% Senior Notes due December 1, 2003 (the "Senior Notes") (See Note 6.) The Senior Notes, Term Loan and Revolving Credit Facility are fully and unconditionally guaranteed on a joint and several basis by each of the direct or indirect wholly-owned domestic subsidiaries of the Company ("Guarantor Subsidiaries"). (See Note 10.)

NOTE 6 - SHAREHOLDERS' EQUITY

In May 1998, the Company completed its IPO of 3,500,000 shares of common stock at an offering price to the public of $17.00 per share.

NOTE 7 -STOCK REPURCHASE PROGRAM

In December 1998, the Board of Directors approved a program to repurchase the Company's common stock on the open market at prevailing prices. The repurchase was primarily funded from operating cash flows and the shares are being held as treasury stock. The Company repurchased 153,300 shares of its common stock during the three-month period ended September 30, 1999. From January 1, 1999 to September 30, 1999, the Company purchased 367,300 shares at an average price of $7.57 per share.

NOTE 8 - EARNINGS PER SHARE

Basic and dilutive earnings per share is computed as follows:

                                                                 NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER 30,
                                                                1999           1998            1999           1998
                                                              --------       --------        -------        --------
Income available to common shareholders:
    Income before extraordinary item                          $  5,676       $  9,462        $ 1,235        $  2,948
    Less:  Preferred stock dividends                              (111)          (219)           (37)            (38)
                                                              --------       --------        -------        --------

 Income before extraordinary item attributable
   to common shareholders                                        5,565          9,243          1,198           2,910
                                                              ========       ========        =======        ========

    Net income                                                   5,676          6,383          1,235           2,948
    Less:  Preferred stock dividends                              (111)          (219)           (37)            (38)
                                                              --------       --------         ------        --------

Net income attributable to common shareholders                   5,565          6,164          1,198           2,910
                                                              ========       ========        =======        ========

Weighted average shares:
Basic:
Basic weighted average shares                                    8,696          7,017          8,621           9,188

Diluted:
Basic from above                                                 8,696          7,017          8,621           9,188
Effect of warrant conversion                                                      492
Effect of note conversion and options                              101             15            125              29
                                                              --------       --------        -------        --------
Diluted weighted average shares                                  8,797          7,524          8,746           9,217
                                                              ========       ========        =======        ========

Earnings per share:
  Basic:
    Earnings before extraordinary charge                      $   . 64       $   1.32        $  . 14        $    .32
    Extraordinary charge                                             -           (.44)             -               -
                                                              ---------      --------       --------        --------
    Basic earnings per share                                  $    .64       $    .88        $   .14        $    .32
                                                              ========       ========        =======        ========

  Diluted:
    Earnings before extraordinary charge                      $    .63       $   1.23        $  . 14        $    .32
    Extraordinary charge                                             -           (.41)             -               -
                                                              --------      ---------        -------        --------
    Diluted earnings per share                                $    .63       $    .82        $   .14        $    .32
                                                              ========       ========        =======        ========

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

The information by segment is as follows:

                                                           NINE MONTHS ENDED                THREE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                          1999           1998               1999           1998
                                                          ----           ----               ----           ----
Revenues from External Customers:
   Friction Products                                  $   75,762      $   85,538        $   24,748      $   25,440
   Powder Metal                                           50,921          39,799            16,324          13,380
   Other                                                  14,098          14,783             4,554           4,581
                                                        --------        --------          --------        --------
Consolidated                                          $  140,781      $  140,120        $   45,626      $   43,401

Depreciation and Amortization:
   Friction Products                                  $    5,950      $    5,340        $    1,998      $    1,779
   Powder Metal                                            3,422           2,229             1,194             834
   Other                                                     761             745               250             235
                                                        --------        --------          --------        --------
Consolidated                                          $   10,133      $    8,314        $    3,442      $    2,848

Operating Income:
   Friction Products                                  $    6,771      $   13,995        $    1,380      $    4,340
   Powder Metal                                            8,657          10,379             2,098           2,805
   Other                                                   (324)             900             (295)             137
                                                        --------        --------          --------        --------
Consolidated                                          $   15,104      $   25,274        $    3,183      $    7,282

                                                                SEPTEMBER 30,                  DECEMBER 31,
                                                                     1999                          1998
                                                                     ----                          ----
Total Assets:
   Friction Products                                            $   113,872                    $   115,141
   Powder Metal                                                      71,020                         53,034
   Other                                                             19,921                         35,271
                                                                -----------                    -----------
Consolidated                                                    $   204,813                    $   203,446

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

The following supplemental unaudited consolidating condensed financial statements present (in thousands):

     1. Consolidating condensed balance sheets as of September 30, 1999 and December 31, 1998, consolidating condensed statements of income for the three and nine month periods ended September 30, 1999 and 1998 and consolidating condensed statements of cash flows for the nine months ended September 30, 1999 and 1998.

     2. Hawk Corporation ("Parent") combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries (consisting of the Company's non-U.S. subsidiaries) with their investments in subsidiaries accounted for using the equity method.

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

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)

                                                                             SEPTEMBER 30, 1999
                                             --------------------------------------------------------------------------------
                                                            COMBINED           COMBINED
                                                            GUARANTOR        NON-GUARANTOR
                                             PARENT       SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS       CONSOLIDATED
                                             ------       ------------       ------------     ------------       ------------
ASSETS
Current assets:
   Cash and cash equivalents              $       536         $     641      $     1,758                        $     2,935
   Accounts receivable, net                                      24,072            6,652                             30,724
   Inventories, net                                              20,750            4,951                             25,701
   Deferred income taxes                        1,388                                360                              1,748
   Other current assets                         1,671             1,647              469                              3,787
                                          -----------         ---------      -----------        ----------      -----------
Total current assets                            3,595            47,110           14,190                             64,895

   Investment in subsidiaries                     792             5,750                         $   (6,542)
   Inter-company advances, net                154,322             4,040              460          (158,822)
   Property, plant and equipment                                 63,109            7,000                             70,109
   Intangible assets                              217            65,706                                              65,923
   Other                                        1,010             3,375              511            (1,010)           3,886
                                          -----------         ---------      -----------        ----------      -----------
Total assets                              $   159,936         $ 189,090      $    22,161        $ (166,374)     $   204,813
                                          ===========         =========      ===========        ==========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $   8,862      $     2,601                        $    11,463
   Short term borrowings                                                           1,020                              1,020
   Accrued compensation                   $         8             5,363            1,028                              6,399
   Other accrued expenses                       3,628             3,074              325                              7,027
   Current portion of long-term debt            5,000             1,745              432                              7,177
                                          -----------         ---------      -----------        ----------      -----------
Total current liabilities                       8,636            19,044            5,406                             33,086

Long-term liabilities:
   Long-term debt                              89,250             3,994            1,036                             94,280
   Deferred income taxes                        8,150               417              598                              9,165
   Other                                                            734            1,161                              1,895
   Inter-company advances, net                  1,127           150,495            8,210        $ (159,832)
                                          -----------         ---------      -----------          --------      -----------
Total long-term liabilities                    98,527           155,640           11,005          (159,832)         105,340
                                          -----------         ---------      -----------          --------      -----------
Total liabilities                             107,163           174,684           16,411          (159,832)         138,426
Shareholders' equity                           52,773            14,406            5,750            (6,542)          66,387
                                          -----------         ---------      -----------         ---------      -----------
Total liabilities and
   shareholders' equity                   $   159,936         $ 189,090      $    22,161        $ (166,374)     $   204,813
                                          ===========         =========      ===========        ==========      ===========

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)

                                                                   DECEMBER 31, 1998
                                       ---------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                       ------------ ------------    ------------     ------------  ---------------
ASSETS
Current assets:
   Cash and cash equivalents             $   12,878   $       46      $   1,393                      $   14,317
   Accounts receivable, net                               18,399          6,657                          25,056
   Inventories, net                                       19,707          5,432                          25,139
   Deferred income taxes                      1,388                         449                           1,837
   Other current assets                       2,003        2,071            929                           5,003
                                       ------------   ----------      ---------        ----------    ----------
Total current assets                         16,269       40,223         14,860                          71,352

   Investment in subsidiaries                   791        6,127                       $   (6,918)
   Inter-company advances, net              143,487       (1,309)           (20)         (142,158)
   Property, plant and equipment                          56,082          8,237                          64,319
   Intangible assets                            223       60,381                                         60,604
   Other                                      1,010        6,784            490            (1,113)        7,171
                                       ------------   ----------      ---------       -----------    ----------

Total assets                             $  161,780   $  168,288      $  23,567       $  (150,189)   $  203,446
                                       ============   ==========      =========       ===========    ==========

LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                   $    7,189      $   3,401                      $   10,590
   Short term borrowings                                                  1,019                           1,019
   Accrued compensation                  $        8        7,638          1,120                           8,766
   Other accrued expenses                     1,171        3,384            389                           4,944
   Current portion of long-term debt          5,000          549            632                           6,181
                                       ------------   ----------      ---------       -----------    ----------
Total current liabilities                     6,179       18,760          6,561                          31,500

Long-term liabilities:
   Long-term debt                            92,500        2,444          1,422                          96,366
   Deferred income taxes                      8,150          417            684                           9,251
   Other                                                     740          1,174                           1,914
   Inter-company advances, net                1,125      134,547          7,599        $ (143,271)
                                       ------------   ----------      ---------       -----------    ----------
Total long-term liabilities                 101,775      138,148         10,879          (143,271)      107,531
                                       ------------   ----------      ---------       -----------    ----------
Total liabilities                           107,954      156,908         17,440          (143,271)      139,031
Shareholders' equity                         53,826       11,380          6,127            (6,918)       64,415
                                       ------------   ----------      ---------       -----------    ----------

Total liabilities and shareholders'
   equity                                $  161,780   $  168,288      $  23,567       $  (150,189)   $  203,446
                                       ============   ==========      =========       ===========    ==========

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                                    NINE MONTHS ENDED SEPTEMBER 30, 1999
                                           --------------------------------------------------------------------------------
                                                            COMBINED           COMBINED
                                                            GUARANTOR        NON-GUARANTOR
                                             PARENT       SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                             ------       ------------       ------------     ------------      ------------
Net sales                                                  $    125,272     $     15,509                       $    140,781
Cost of sales                                                    90,195           13,069                            103,264
                                          -----------       -----------      -----------       -----------      -----------
Gross profit                                                     35,077            2,440                             37,517

Selling, technical and
   administrative expenses                $       (65)           17,439            2,223                             19,597
Amortization of intangibles                         7             2,807                2                              2,816
                                          -----------       -----------      -----------       -----------      -----------
Total expenses                                    (58)           20,246            2,225                             22,413

Income from operations                             58            14,831              215                             15,104

Interest (income) expense, net                 (2,850)            9,215              331                              6,696
Income (loss) from equity investees             3,820              (225)                      $     (3,595)
Other (income) expense, net                        (4)             (821)              45                               (780)
                                          ------------      ------------     -----------       -----------      ------------
Income before income taxes                      6,732             6,212             (161)           (3,595)           9,188
Income taxes                                    1,056             2,392               64                              3,512
                                          -----------       -----------      -----------       -----------      -----------
Net income (loss)                         $     5,676      $      3,820     $       (225)     $     (3,595)    $      5,676
                                          ===========      ============     =============      ============    ============

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)


                                                                    NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                                    ------------------------------------

                                                            COMBINED           COMBINED
                                                            GUARANTOR        NON-GUARANTOR
                                             PARENT       SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                             ------       ------------       ------------     ------------      ------------
Net sales                                                  $    123,494     $     16,626                       $    140,120
Cost of sales                                                    81,467           13,518                             94,985
                                          -----------       -----------      -----------       -----------      -----------
Gross profit                                                     42,027            3,108                             45,135

Selling, technical and
   administrative expenses                $         7            15,260            1,946                             17,213
Amortization of intangibles                         7             2,641                                               2,648
                                          -----------       -----------      -----------       -----------      -----------
Total expenses                                     14            17,901            1,946                             19,861

Income (loss) from operations                     (14)           24,126            1,162                             25,274

Interest (income) expense                        (609)            9,016              383                              8,790
Income from equity investees                    8,118               468                       $     (8,586)
Other (income) expense, net                                         (17)              36                                 19
                                          -----------       -----------      -----------       -----------      -----------
Income before extraordinary item
    and income taxes                            8,713            15,595              743            (8,586)          16,465

Income taxes                                      267             6,461              275                              7,003

Income before extraordinary item                8,446             9,134              468            (8,586)           9,462

Extraordinary items                             2,063             1,016                                               3,079
                                          -----------       -----------      -----------       -----------      -----------

Net income                                $     6,383       $     8,118      $       468       $    (8,586)     $     6,383
                                          ===========       ===========      ===========       ============     ===========

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                                 THREE MONTHS ENDED SEPTEMBER 30, 1999
                                           --------------------------------------------------------------------------------
                                                            COMBINED           COMBINED
                                                            GUARANTOR        NON-GUARANTOR
                                            PARENT        SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                            ------        ------------       ------------     ------------      ------------
Net sales                                                  $     40,691     $      4,935                       $     45,626
Cost of sales                                                    30,953            3,985                             34,938
                                          -----------       -----------      -----------       -----------      -----------
Gross profit                                                      9,738              950                             10,688

Selling, technical and
   administrative expenses                         60             5,577              911                              6,548
Amortization of intangibles               $         3               952                2                                957
                                          -----------       -----------      -----------       -----------      -----------
Total expenses                                     63             6,529              913                              7,505

Income (loss) from operations                     (63)            3,209               37                              3,183

Interest (income) expense, net                   (922)            2,841              111                              2,030
Income from equity investees                      637              (109)                      $       (528)
Other expense (income), net                        25              (540)              64                               (451)
                                          -----------       ------------     -----------       -----------      ------------
Income before income taxes                      1,471               799             (138)             (528)           1,604
Income taxes                                      236               162              (29)                               369
                                          -----------       -----------      ------------      -----------      -----------
Net income (loss)                         $     1,235      $        637     $       (109)     $       (528)    $      1,235
                                          ===========      ============     =============      ============    ============

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                                 THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                                 -------------------------------------

                                                            COMBINED           COMBINED
                                                            GUARANTOR        NON-GUARANTOR
                                            PARENT        SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                            ------        ------------       ------------     ------------      ------------
Net sales                                                  $     38,583     $      4,818                       $     43,401
Cost of sales                                                    25,705            3,902                             29,607
                                          -----------       -----------      -----------       -----------      -----------
Gross profit                                                     12,878              916                             13,794

Selling, technical and
   administrative expenses                 $      (33)            5,061              604                              5,632
Amortization of intangibles                         3               877                                                 880
                                          -----------       -----------      -----------       -----------      -----------
Total expenses                                    (30)            5,938              604                              6,512

Income from operations                             30             6,940              312                              7,282

Interest (income) expense, net                   (250)            2,291              115                              2,156
Income from equity investees                    2,841                75                       $     (2,916)
Other expense (income), net                        70               (90)              22                                  2
                                          -----------       ------------     -----------       -----------      -----------
Income before income taxes                      3,051             4,814              175            (2,916)           5,124

Income taxes                                      103             1,973              100                              2,176
                                          -----------       -----------      -----------       -----------      -----------

Net income                                $     2,948      $      2,841     $         75      $     (2,916)    $      2,948
                                          ===========      ============     ============      ============     ============

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1999
                                             --------------------------------------------------------------------------------

                                                            COMBINED           COMBINED
                                                            GUARANTOR        NON-GUARANTOR
                                             PARENT       SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                             ------       ------------       ------------     ------------      ------------
Net cash provided by
  operating activities                    $     8,317      $      4,220     $      1,311                       $     13,848
Cash flows from investing activities:
   Business acquisitions                      (14,500)                                                              (14,500)
   Purchase of property, plant and
     equipment                                                   (6,312)            (561)                            (6,873)
   Sales of property, plant and
     equipment                                                    3,648                                               3,648
                                          -----------       -----------      -----------       -----------      -----------
Net cash used in
  investing activities                        (14,500)           (2,664)            (561)                           (17,725)
Cash flows from financing activities:
   Payments on short-term borrowings                                                  91                                 91
   Proceeds from borrowings on
     long-term debt                            26,051                                                                26,051
   Payments on long-term debt                 (29,301)             (961)            (476)                           (30,738)
   Payment of preferred
    stock dividend                               (111)                                                                 (111)
   Repurchase of common stock                  (2,798)                                                               (2,798)
                                          ------------      -----------      -----------       -----------      ------------
Net cash used in
  financing activities                         (6,159)             (961)            (385)                            (7,505)
                                          ------------      ------------     ------------      -----------      ------------
Net (decrease) increase in cash and
  cash equivalents                            (12,342)              595              365                            (11,382)
Cash and cash equivalents
  at beginning of period                       12,878                46            1,393                             14,317
                                          -----------       -----------      -----------       -----------      -----------
Cash and cash equivalents
  at end of period                        $       536      $        641     $      1,758                       $      2,935
                                          ===========      ============     ============       ===========     ============

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                                  NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                                  ------------------------------------

                                                            COMBINED           COMBINED
                                                            GUARANTOR        NON-GUARANTOR
                                             PARENT       SUBSIDIARIES       SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                             ------       ------------       ------------     ------------      ------------
Net cash provided by
  operating activities                    $     3,835      $     12,852     $      3,119                       $     19,806
Cash flows from investing activities:
  Purchase of marketable securities            (4,130)                                                               (4,130)
  Business acquisitions                        (9,100)                                                               (9,100)
  Purchase of property, plant and
    equipment                                                    (9,645)          (1,482)                           (11,127)
  Payments received on
    shareholder loans                             665                                                                   665
                                          -----------       -----------      -----------       -----------      -----------
Net cash used in
  investing activities                        (12,565)           (9,645)          (1,482)                           (23,692)
Cash flows from financing
  activities:
  Payments on short term borrowings                                                 (636)                              (636)
  Proceeds from borrowings on
     long-term debt                            35,000                                                                35,000
  Net proceeds from issuance of
    common stock                               52,722                                                                52,772
  Payments on long term debt                  (66,250)           (2,779)            (515)                           (69,544)
  Deferred financing costs                                         (850)                                               (850)
  Payment of preferred
    stock dividend                               (219)                                                                 (219)
  Payments on early retirement
   of debt                                     (3,588)                                                               (3,588)
                                          ------------      -----------      -----------       -----------      ------------
Net cash provided by
  financing activities                         17,715            (3,629)          (1,151)                            12,935
                                          -----------       ------------     ------------      -----------      -----------
Net (decrease) increase in cash and
  cash equivalents                              8,985              (422)             486                              9,049
Cash and cash equivalents
  at beginning of period                        3,103               469              816                              4,388
                                          -----------       -----------      -----------       -----------      -----------
Cash and cash equivalents
  at end of period                        $    12,088      $         47     $      1,302                       $     13,437
                                          ===========      ============     ============       ===========     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

GENERAL

Hawk operates primarily in two reportable segments: Friction Products ("Friction") and Powder Metal ("PM"). The Company's friction products are made from proprietary formulations of composite materials that primarily consist of metal powders and synthetic natural fibers. Friction products, which represented 54% of the Company's sales in the first nine months of 1999, are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Friction products manufactured by the Company include friction linings for use in brakes, transmissions and clutches in aerospace, construction equipment, agricultural, truck and specialty vehicle markets. The Company's powder metal components are made from formulations of composite powder metal alloys. The PM segment, which represented 36% of Company sales in the first nine months of 1999, manufactures a variety of components for use in fluid power, truck, lawn and garden, construction, agriculture, home appliance, automotive and office equipment markets. In addition, the Company designs and manufactures die-cast aluminum rotors for small electric motors used in appliances, business machines and exhaust fans.

The Company expects sales to the agricultural and mining and forestry components of its construction markets, which were soft in the first nine months of 1999, to remain under pressure for the remainder of 1999 and into 2000. Compared to the fourth quarter of 1998, sales will also be adversely affected in the fourth quarter of 1999 by the significant reduction in sales from a customer in the PM segment, which has moved the majority of its production offshore.

RECENT DEVELOPMENT

On October 29, 1999, the Company acquired Quarter Master Industries, Inc. ("Quarter Master"), a manufacturer of premium branded clutch assemblies for high performance automotive racing, including National Association for Stock Car Auto Racing (NASCAR) and Indy Racing League (IRL). In addition to clutch assemblies, Quarter Master manufactures and sells other precision engineered components, including gears, bearings, driveshafts, bellhousings and starters. Quarter Master is located in Lake Zurich, Illinois. The transaction was financed using available cash.

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

Net Sales. Net sales increased $2.2 million, or 5.1%, to $45.6 million in the third quarter of 1999 from $43.4 million in the comparable quarter of 1998. The sales increase was attributable to the acquisition of Allegheny in February 1999. The sales increase was offset by the continued softness in the agricultural and construction markets served by the Company and the shift to offshore production of a major product line by one of the Company's powder metal customers at the Company's Sinterloy facility. Sales in the Company's PM segment increased $2.9 million, or 21.6%, to $16.3 million in the third quarter of 1999 from $13.4 million in the comparable quarter of 1998. Sales in the PM segment, exclusive of Allegheny, decreased $0.7 million, or 5.5%, to $12.7 million in the third quarter of 1999 from $13.4 million in the comparable quarter of 1998. The decrease was attributable to a customer of the Company's Sinterloy facility shifting production overseas and softness in the agriculture market served by the Company's PM facilities. Sales in the Friction segment, which continue to be affected by decreased demand in agriculture, mining and forestry markets, decreased $0.7 million, or 2.8%, to $24.7 million in the third quarter of 1999 from $25.4 million in the comparable quarter of 1998. Demand in the agricultural markets remains weak as the farm sector continues to feel the impact of depressed commodity prices. Sales to the mining and forestry markets have declined as a result of the economic downturn affecting Asia and South America.

Gross Profit. Gross profit decreased $3.1 million, or 22.5%, to $10.7 million in the third quarter of 1999 from $13.8 million in the comparable quarter of 1998. The decrease is primarily attributable to the underutilization of manufacturing capacity as a result of the sales volume decreases in the Friction segment, product mix changes, and a 26.3% increase in depreciation primarily as a result of the Company's capital expansion program begun in 1998. As a result of these factors, the gross profit margin decreased to 23.5% in the third quarter of 1999 from 31.8% in the comparable period of 1998.

Selling, Technical and Administrative ("ST&A") Expenses. ST&A expenses increased $0.9 million, or 16.1%, to $6.5 million in the third quarter of 1999 from $5.6 million in the comparable period of 1998. The acquisition of Allegheny and expenses associated with the opening of the Company's Mexican facility represented 77.8% of the total increase in ST&A during the third quarter of 1999. As a percent of sales, ST&A expenses increased to 14.3% of sales in the third quarter of 1999 from 12.9% in the comparable quarter of 1998. This increase was due primarily to the sales volume declines experienced by the Company in its Friction segment and the addition of the ST&A expenses of Allegheny and Mexico.

Income from Operations. Income from operations decreased by $4.1 million, or 56.2%, to $3.2 million in the third quarter of 1999 from $7.3 million in the comparable quarter of 1998. Income from operations as a percent of net sales decreased to 7.0% in the third quarter of 1999 from 16.8% in the comparable quarter of 1998, reflecting decreased sales activity, product mix, gross margin deterioration and increased depreciation expense. Operating income from the Company's Friction segment decreased $2.9 million, or 67.4%, to $1.4 million in the third quarter of 1999 from $4.3 million in the comparable quarter of 1998. This decline was primarily driven by the sales volume declines in the agriculture, mining and forestry markets. Operating income from the Company's PM segment decreased $0.7 million, or 25.0%, to $2.1 million in the third quarter of 1999 from $2.8 million in the comparable quarter of 1998. The decline in this segment was caused by the loss of production to an offshore site and a shift to lower margin products during the quarter. This decline was partially offset by the contribution of operating income from the acquisition of Allegheny.

Interest Expense. Interest expense decreased $0.1 million, or 4.2%, to $2.3 million in the third quarter of 1999 from $2.4 million in the comparable quarter of 1998. The decrease is attributable primarily to lower debt levels partially offset by higher interest rates during the quarter.

Other (Income) Expense. During the third quarter of 1999, the Company reported other income of $0.5 million. This income resulted from the collection of a contingent receivable relating from the purchase of S. K. Wellman Corp. in 1995, partially offset by a loss on the sale of an unused manufacturing facility in LaVergne, Tennessee during the quarter.

Income Taxes. The provision for income taxes decreased to $0.4 million in the third quarter of 1999 from $2.2 million in the comparable quarter of 1998, reflecting the decrease in pre-tax income and the availability of jobs tax and investment tax credits available to the Company. The Company's effective tax rate during the third quarter of 1999 was 23.0% compared to 42.5% in the comparable quarter of 1998. The decrease in the effective rate during the third quarter of 1999 resulted primarily from the Company qualifying for the tax credits.

Net Income. As a result of the factors discussed above, net income decreased $1.7 million, or 58.6%, to $1.2 million in the third quarter of 1999 from $2.9 million in the comparable period of 1998.

FIRST NINE MONTHS OF 1999 COMPARED TO FIRST NINE MONTHS OF 1998

Net Sales. Net sales increased by $0.7 million, or 0.5%, to $140.8 million during the first nine months of 1999 from $140.1 million during the first nine months of 1998. The sales increase during the period was attributable to the acquisitions of Clearfield and Allegheny offset by the softness in the agricultural and construction markets served by the Company and the shift to offshore production of a major product line by one of the Company's powder metal customers at the Company's Sinterloy facility. In addition, sales to the aerospace market in the Friction segment declined 7.0% from record levels in 1998. Sales in the Friction segment decreased 11.4% to $75.8 million for the nine months ended September 1999 from $85.5 million in the comparable period of 1998. Sales in the Company's PM segment increased 27.9% to $50.9 million for the first nine months of 1999 from $39.8 million in the comparable period of 1998. Exclusive of Clearfield and Allegheny, sales of powder metal products decreased by 10.8%.

Gross Profit. Gross profit decreased $7.6 million, or 16.9%, to $37.5 million during the first nine months of 1999 from $45.1 million during the first nine months of 1998. The gross profit margin decreased to 26.6% during the first nine months of 1999 from 32.2% during the comparable period of 1998. The decrease was primarily due to the underutilization of manufacturing capacity as a result of sales volume decreases in the Friction segment, product mix changes, and a 28.1% increase in depreciation primarily as a result of the Company's capital expansion program begun in 1998.

Selling, Technical and Administrative ("ST&A") Expenses. ST&A expenses increased $2.4 million, or 14.0%, to $19.6 million during the first nine months of 1999 from $17.2 million during the first nine months of 1998. The acquisition of Clearfield and Allegheny was the primary reason for this increase. ST&A increased to 13.9% of sales during the first nine months of 1999 from 12.3% during the comparable period of 1998. This increase was due primarily to the sales volume declines experienced by the Company in its Friction segment and the addition of the ST&A expenses of Clearfield and Allegheny.

Income from Operations. Income from operations decreased by $10.2 million, or 40.3%, to $15.1 million during the first nine months of 1999 from $25.3 million in the comparable nine month period of 1998. Income from operations as a percent of net sales decreased to 10.7% in the first nine months of 1999 from 18.1% in the comparable nine month period of 1998, reflecting decreased Friction sales activity, product mix, gross margin deterioration and increased depreciation expense. Operating income from the Company's Friction segment decreased $7.2 million, or 51.4%, to $6.8 million for the first nine months of 1999 from $14.0 million in the comparable nine month period of 1998. This decline was primarily driven by the sales volume declines in the agriculture, mining, forestry and aerospace markets. Operating income from the Company's PM segment decreased $1.7 million, or 16.4%, to $8.7 million in the first nine months of 1999 from $10.4 million in the comparable nine month period of 1998. The decline in this segment was caused by the loss of production to an offshore site and a shift to lower margin products during the quarter. This decline was partially offset by the contribution of operating income from the acquisitions of Clearfield and Allegheny.

Interest Expense. Interest expense decreased $2.4 million, or 25.3%, to $7.1 million in the first nine months of 1999 from $9.5 million in the comparable nine month period of 1998. The decrease is attributable to lower debt levels, a result of the repayment of debt from the proceeds of the Company's IPO during the second quarter of 1998 and, to a lesser extent, lower interest rates incurred by the Company in the period compared to the first nine months of 1998.

Income Taxes. The provision for income taxes decreased to $3.5 million in the first nine months of 1999 from $7.0 million in the comparable period of 1998, reflecting the decrease in pre-tax income and the availability of jobs tax and investment tax credits available to the Company. The Company's effective tax rate during the first nine months of 1999 was 38.2% compared to 42.5% in the comparable nine month period of 1998. The decrease in the effective rate during the third quarter of 1999 resulted primarily from the Company qualifying for the tax credits.

Income before Extraordinary Charge. As a result of the items discussed above, income before extraordinary items decreased $3.8 million, or 40.0%, to $5.7 million for the nine months ended September 30, 1999 from $9.5 million in the comparable period of 1998.

Extraordinary Charge. During the nine month period ended September 30, 1998, the Company incurred an extraordinary loss of $3.1 million, net of tax, as a result of the repurchase of $35.0 million of Senior Notes and the retirement of all its outstanding Senior Subordinated Notes.

Net Income. Net income decreased $0.7 million, or 10.9%, to $5.7 million in the first nine months of 1999 from $6.4 million in the comparable period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations. In addition, the Company has available a $50.0 million revolving credit facility (the "Revolver") entered into in May 1998, which may be used for general corporate purposes or to finance future acquisitions. As of September 30, 1999, the Company had $49.5 million available under the Revolver.

Net cash from operating activities was $13.8 million and $19.8 million for the nine month period ended September 30, 1999 and 1998, respectively. Cash used to support working capital assets at September 30, 1999 primarily accounted for the decrease in operating cash flow.

Net cash used in investing activities was $17.7 million and $23.7 million for the nine month period ended September 30, 1999 and 1998, respectively. The cash used in investing activities during the nine month period ended September 30, 1999, consisted of the $14.5 million for the acquisition of Allegheny and $6.9 million for the purchases of property, plant and equipment. The Company received $3.6 million from the sale of an unused manufacturing facility in LaVergne, Tennessee during the nine month period ended September 30, 1999. In the comparable period of 1998, cash used in investing activities consisted of $9.1 million for the acquisition of Clearfield, $11.1 million for purchases of property, plant and equipment and $4.1 million for the purchase of marketable securities.

Net cash used in financing activities was $7.5 million for the nine month period ended September 30, 1999 primarily from the repurchase of $2.8 million of the Company's common stock and the payment of $4.7 million of outstanding debt. In the nine month period ended September 30, 1998, cash provided by financing activities was $12.9 million received primarily from the proceeds of the Company's IPO and proceeds from a new $35.0 million term loan. These proceeds were used to retire $65.0 million of debt outstanding.

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

As of September 30, 1999, the Company was in compliance with the terms of its indebtedness.

The Company believes that cash flow from operating activities, borrowings under the Revolver and access to capital markets will be sufficient to satisfy its working capital, capital expenditures and debt requirements and to finance continued growth through acquisitions for the next twelve months.

YEAR 2000 READINESS

Since 1998, the Company has been addressing Year 2000 readiness for both information technology and non-information technology systems with a corporate-wide initiative led by the Company's Chief Information Officer. The initiative included the identification of affected software, the development of a plan for correcting that software in the most effective manner and the implementation and monitoring of the plan. The Company primarily used its own employees to achieve readiness in most of its manufacturing and operating systems. The Company has also used outside expertise to insure that specific systems are made Year 2000 ready.

The Company's manufacturing facilities use minimal Year 2000 dependent non-information technology systems. In connection with the Company's investigation of these systems, the Company believes that Year 2000 issues related to these systems have been addressed.


In 1998, the Company implemented a replacement of its manufacturing and accounting software and hardware systems, which are Year 2000 compliant, in its Friction segment. As of September 30, 1999, the implementation was completed at its domestic friction locations. The accounting software and hardware at the Company's other locations has been made Year 2000 compliant through software upgrade programs by third party vendors.

Each of the Company's operating units, in coordination with the Chief Information Officer, has identified and communicated with the Company's key suppliers, distributors and customers about their Year 2000 readiness plans and progress. All of the Company's material suppliers, distributors and customers have provided the Company with positive statements of Year 2000 readiness.

The Company has had limited expenditures related to Year 2000 issues, which consisted principally of personnel costs incurred in the ordinary course of business. The Company's costs of software and hardware replacements to make all of its technology systems Year 2000 compliant have been less than $0.3 million.

The Company has finalized a strategy to address issues, which may result from any Year 2000 failures. These plans are in place for each Company location and set forth procedures to address and remediate issues that are deemed to be of a critical nature. Expenditures related to the contingency strategy are immaterial to the Company's results of operations, financial position or liquidity.


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

FORWARD LOOKING STATEMENTS

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about growth of existing markets and its ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. In addition to statements which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," "optimistic," "will" and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially and adversely from those in the forward-looking statements, including the following:

- the effect of the Company's debt service requirements on funds available for operations and future business opportunities and the Company's vulnerability to adverse general economic and industry conditions and competition;
- the ability of the Company to continue to meet the terms of its credit facilities which contain a number of significant financial covenants and other restrictions;
- the effect of any future acquisitions by the Company on its indebtedness and on the funds available for operations and future business opportunities;
- the effect of competition by manufacturers using new or different technologies;
- the effect on the Company's international operations of unexpected changes in regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, fluctuations in currency exchange rates, difficulty in accounts receivable collection and potentially adverse tax consequences;
- the ability of the Company to successfully integrate Quarter Master or any future acquisitions into the Company's existing businesses;
- the ability of the Company to negotiate new agreements, as they expire, with its unions representing certain of its employees, on terms favorable to the Company or without experiencing work stoppages;
- the effect of any interruption in the Company's supply of raw materials or a substantial increase in the price of any of the raw materials;
-        the continuity of business relationships with major customers;
- changes in market conditions in the end-markets served by the Company, such as the softening experienced in the agricultural and construction friction markets;
-        the effect of product mix on margins; and
- the ability of the Company's products to meet stringent Federal Aviation Administration criteria and testing requirements.

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

Interest Rate Sensitivity. In June 1998, the Company entered into an interest rate swap with a notional amount of $35.0 million. At September 30, 1999, the notional amount was $28.8 million. The notional amount is used to calculate the contractual cash flow to be exchanged and does not represent exposure to credit loss. If this agreement were settled at September 30, 1999, the Company would pay approximately $0.2 million.

Foreign Currency Exchange Risk. The Company currently does not hedge its foreign currency exposure and, therefore, has not entered into any forward foreign exchange contracts to hedge foreign currency transactions. The Company has operations outside the United States with foreign-currency denominated assets and liabilities, primarily denominated in Italian lira, Canadian dollars and Mexican pesos. Because the Company has foreign-currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The unhedged foreign currency balance sheet exposures as of September 30, 1999 are not expected to result in a significant impact on earnings or cash flows.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various lawsuits arising in the ordinary course of business. In the Company's opinion, the outcome of these matters is not anticipated to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective September 2, 1999, the Company issued 320 shares of its Class A Common Stock to Jack Kemp, a newly-elected director of the Company, as part of his annual compensation for services as a director of the Company. The 320 shares had a market value of $2,500 at the time of issuance. The shares were issued without registration as permitted by Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:
                 27.1     Financial Data Schedule

         (b)     Reports on Form 8-K:
                 None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    November 12, 1999                 HAWK CORPORATION

                                       By: /s/ RONALD E. WEINBERG
                                           ----------------------------
                                       Ronald E. Weinberg,
                                       Co-Chairman and Treasurer

                                       By: /s/ THOMAS A. GILBRIDE
                                           ----------------------------
                                       Thomas A. Gilbride,
                                       Vice President- Finance
                                       (Chief Accounting Officer)