Form 10-K
period 1999-12-31
HAWK CORP
filed 2000-03-30
CIK 849240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 17, 2000, the registrant had 8,548,520 shares of Class A Common Stock, net of treasury shares, and 0 shares of Class B non-voting Common Stock outstanding. As of that date, the aggregate market value of the voting stock of the registrant held by non-affiliates was $29,736,326 (based upon the closing price of $5.625 per share of Class A Common Stock on the New York Stock Exchange on March 17, 2000). For purposes of this calculation, the registrant deems the 3,262,062 shares of Class A Common Stock held by all of its Directors and executive officers to be the shares of Class A Common Stock held by affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 1999 ("1999 Annual Report") are incorporated by reference into Parts I, II and IV of this report.

         Portions of the registrant's definitive Proxy Statement ("Proxy Statement") to be used in connection with its Annual Meeting of Stockholders to be held on May 16, 2000 are incorporated by reference into Part III of this Form 10-K.

         As used in this Form 10-K, the terms "Company," "Hawk" and "Registrant" mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 1999.

PART I

ITEM 1. BUSINESS.

         Hawk Corporation, founded in 1989, is a holding company, the principal assets of which consist of the capital stock of its manufacturing subsidiaries, Friction Products Co., S.K. Wellman Corp. Helsel, Inc., Sinterloy Corporation, Clearfield Powdered Metals, Inc., Allegheny Powder Metallurgy, Inc., Hutchinson Products LLC, Quarter Master Industries, Inc. and Logan Metal Stampings, Inc. Through its subsidiaries, Hawk operates primarily in two reportable segments:
Friction and Powder Metal. The Company's friction products are made from proprietary formulations of composite materials that primarily consist of metal powders, synthetic and natural fibers. Friction products are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Friction products manufactured by the Company include friction components for use in brakes, transmissions and clutches in aerospace, construction, agricultural, truck and specialty vehicle markets. The Company's Powder metal components are made from formulations of composite powder metal alloys. The powder metal segment manufactures a variety of components for use in fluid power, truck, lawn and garden, construction, agriculture, home appliance, automotive and office equipment markets. In addition, the Company designs and manufactures die-cast aluminum rotors for small electric motors used in appliances, business equipment and exhaust fans. The Company focuses on manufacturing products requiring sophisticated engineering and production techniques for applications in markets in which it has achieved a significant market share.

BUSINESS STRATEGY

         The Company's business strategy includes the following principal elements:

- Focus on High-Margin, Specialty Applications. The Company operates primarily in aerospace, industrial and commercial markets that require sophisticated engineering and production techniques. In developing new applications, as well as in evaluating acquisitions, the Company seeks to compete in markets requiring such engineering expertise and technical capability, rather than in markets in which the primary competitive factor is price. The Company believes margins for its products in these markets are higher than in other manufacturing markets that use standardized products. The Company's gross margins in 1999 and 1998 were 26.5% and 32.1%, respectively.

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

- Pursuit of Strategic Acquisitions. Many of the markets in which the Company competes are fragmented, providing the Company with attractive acquisition opportunities. The Company made two acquisitions in 1999. Allegheny, acquired in March 1999, continues the strategic expansion into the powder metal components business, and Quarter Master acquired in November 1999, enabled the Company to expand in high performance markets and apply its friction material expertise to clutch system design. The Company will continue to seek to acquire complementary businesses with leading market positions that will enable it to expand its product offerings, technical capabilities and customer base.

- Expanding International Sales. Through S. K. Wellman, which has, manufacturing facilities in Italy and Canada and a worldwide distribution network, the Company continues to expand its international operations in established markets throughout Europe, Asia and North America. The Company also believes that further opportunities to expand sales exist in emerging economies. In 1999, the Company established a rotor manufacturing facility in Monterrey, Mexico. This facility will service the motor manufacturers located in Mexico and Latin America. This facility began production in early 2000. Also in 1999, the Company began planning for a friction manufacturing facility to be located in Suzhou, China. This facility, which is projected to open in late 2000, will primarily service aftermarket friction customers on a worldwide basis. Sales from the Company's international facilities have grown from $8.1 million in 1995 when S. K. Wellman was acquired to $21.2 million in 1999.

- Leveraging Customer Relationships. The Company's engineers work closely with customers to develop and design new products and improve the performance of existing products. The Company's commitment to quality, service and just-in-time delivery enables it to build and maintain strong and stable customer relationships. The Company believes that more than 80% of its sales are from products and materials for which it is the sole source provider for specific customer applications. The Company or its predecessors have had relationships with a number of its customers, which date back to the 1940's. The Company believes that strong relationships with its customers provide it with significant competitive advantages in obtaining and securing new business opportunities.


ACQUISITIONS

         On February 26, 1999, the Company purchased the capital stock of Allegheny. The acquisition of Allegheny continued the Company's strategic expansion into the powder metal component business. The major markets served by Allegheny include lawn and garden, automotive, industrial motors and power hand tools.

         On October 29, 1999, the Company purchased substantially all the assets of Quarter Master. Quarter Master manufactures premium branded clutch assemblies for high performance automotive racing, including National Association for Stock Car Auto Racing (NASCAR) and Indy Racing League (IRL). In addition to clutch assemblies, Quarter Master manufactures and sells other precision engineered components, including gears, bearings, driveshafts, bellhousings and starters. The Company believes that Quarter Master's expertise in the design and manufacture of clutch systems will provide the Company with a platform for future growth in several of its key markets. This acquisition continued the Company's strategy of expanding its market position in high performance products. The Company believes that the acquisition gives it the opportunity to combine its friction material expertise with clutch system design.

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

PRODUCTS AND MARKETS

         The Company focuses on supplying components to the aerospace, industrial and commercial markets that require sophisticated engineering and production techniques for applications in markets in which it has achieved a significant market share. Through acquisitions and product line expansions, the Company has diversified its end markets. The Company believes this diversification, has reduced its economic exposure to the cyclical effects of any particular industry.

FRICTION PRODUCTS

         The Company's Friction segment manufactures products made from proprietary formulations of composite materials that primarily consist of metal powders, synthetic and natural fibers. Friction products are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. For example, the friction brake components in aircraft braking systems slow and stop airplanes when landing or taxiing. Friction products manufactured by the Company also include friction components for use in automatic and power shift transmissions, clutch facings that serve as the main contact point between an engine and a transmission, and brake components for use in many other types of braking systems.

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

         The principal markets served by the Company's Friction segment include manufacturers of aircraft brakes, truck clutches, heavy-duty construction and agricultural vehicle brakes, clutches and transmissions, and manufacturers of motorcycle, snowmobile and performance racing brakes. Based upon net sales, the Company believes that it is among the top three worldwide manufacturers of friction products used in aerospace and industrial applications. The Company estimates that aftermarket sales of friction products have comprised approximately 50% of the Company's net friction product sales in recent years. The Company believes that its stable aftermarket sales component enables the Company to reduce its exposure to adverse economic cycles.

         Aerospace. The Company believes it is the only independent supplier of friction materials to the manufacturers of braking systems for the Boeing 727, 737 and 757, the MD DC-9, DC-10 and MD-80 and the Canadair CRJ aircraft. The Company believes it is also the largest supplier of friction materials to the general aviation (non-commercial, non-military) market, supplying friction materials for aircraft manufacturers such as Cessna, Lear, Gulfstream and Fokker. Each aircraft braking system, including the friction materials supplied by the Company, must meet stringent Federal Aviation Administration criteria and certification requirements. New model development and FAA testing for the Company's aircraft braking system customers generally begins two to five years prior to full scale production of new braking systems. If the Company and its aircraft brake system manufacturing partner are successful in obtaining the rights to supply a particular model of aircraft, the Company will typically supply its friction products to that model's aircraft braking system for as long as the model continues to fly because it is generally too expensive to redesign a braking system and meet FAA requirements. Moreover, FAA maintenance requirements mandate that brake components be changed after a specified number of take-offs and landings, which the Company expects to result in a continued and steady market for its aerospace friction products.

         The Company's friction products for commercial aerospace applications are primarily used on "single-aisle" aircraft that are flown on shorter routes, resulting in more takeoffs and landings than larger aircraft. The Company believes its friction products provide an attractive combination of performance and cost effectiveness in these applications. According to Boeing's 1999 Current Market Outlook, approximately 9,200 of the 12,600 airplanes in the world fleet are single-aisle commercial aircraft. The report also forecasts single-aisle to increase by approximately 4,800 to 14,000 by the end of 2008. The Boeing report also states that world airline passenger traffic is projected to increase 4.7% per year over the next ten years. The report also projects that world airline cargo traffic will increase 6.0% during the same period. The Company expects that continued growth in world airline traffic, combined with the increasing number of single-aisle aircraft, will cause demand for the Company's aerospace friction products to remain strong. For example, Boeing is utilizing the Company's friction material on its 737NG (New Generation) series aircraft.

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

- Construction Equipment. The Company supplies friction products such as transmission discs, clutch facings and brake components to manufacturers of construction equipment, including Caterpillar. The Company believes it is the second largest domestic supplier of these types of friction products. Replacement components for construction equipment are sold through manufacturers such as Caterpillar, as well as various aftermarket distributors.

- Agricultural Equipment. The Company supplies friction products such as clutch facings, transmission discs and brake components to manufacturers of agricultural equipment, including John Deere and New Holland. The Company believes it is the second largest domestic supplier of such friction products. Replacement components for agricultural equipment are sold through original equipment manufacturers as well as various aftermarket distributors.

- Medium and Heavy Trucks. The Company supplies friction products for clutch facings used in medium and heavy trucks to original equipment manufacturers, such as Eaton. The Company believes it is the leading domestic supplier of replacement friction products used in these applications. Replacement components are sold through the Company's original equipment manufacturers and various aftermarket distributors.

         Performance Group. The Company supplies friction products for use in other specialty applications, such as brake pads for Harley-Davidson motorcycles, AM General Humvees and Bombardier, Polaris Industries and Arctic Cat snowmobiles. The Company believes that these markets are experiencing significant growth and the Company will continue to increase its market share with its combination of superior quality and longer product life. Under the "Hawk Brake" tradename, the Company also supplies high performance friction material for use in racing car brakes. The Company's high performance brake pad for race cars can operate in temperatures of over 1,100 degrees Fahrenheit. The Company believes that this performance racing material may have additional applications such as braking systems for passenger and school buses, police cars and commercial delivery vehicles.

POWDER METAL COMPONENTS

         The Company's Powder metal segment is a leading supplier of powder metal components consisting primarily of pump, motor and transmission elements, gears, pistons and anti-lock brake sensor rings for applications ranging from lawn and garden tractors to industrial equipment. Since Hawk's founding in 1989, it has participated in the growing powder metal products industry with a focus on the North American industrial market, which the Metal Powder Industries Federation, an industry trade group, estimates had sales of over $5.0 billion in 1999. According to the Federation, the value of iron powder shipments in North America increased by over 5% in 1998 compared to 1997, to an industry record of 511,000 tons.

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

         The Company's Powder metal segment operates in five facilities, each targeting an important aspect of the market place:

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

- Large Size Capability. The Powder metal segment operation, at the Friction Products Co. facility, has the capability to make structural powder metal components that are among the largest used in North America. The Company expects its sales of larger powder metal components to continue to grow as the Company creates new designs for existing customers and benefits from market growth, primarily in current construction, agricultural and truck applications. For example, the Company believes that sales of its powder metal components used in anti-lock braking systems will benefit as domestic trucks comply with the U.S. Department of Transportation's regulations requiring the installation of anti-lock braking systems on new trucks.

- High Volume. Sinterloy, Clearfield and Allegheny target smaller, high volume parts where they can utilize their efficient pressing and sintering capabilities to their best advantage. Sinterloy's primary market has been powder metal components for the business equipment market. Clearfield's market focus has been primarily to the lawn and garden, home appliance, power hand tool, and truck markets. Allegheny's market focus has been primarily the lawn and garden and automotive markets. The Company believes that the high volume capabilities of Sinterloy, Clearfield and Allegheny will provide the Company with cross-selling opportunities from the Company's other powder metal facilities.

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

         The Company estimates that approximately 50% of all rotors in the subfractional motor market are made internally by motor manufacturers such as Emerson and General Electric. However, the Company believes Hutchinson has growth opportunities arising from the trend by original equipment motor manufacturers to outsource their production of rotors. In 1999, the Company expanded its rotor manufacturing capabilities into Mexico, where a large portion of subfractional motors are manufactured. Production at this facility began in February, 2000.

OTHER

         In addition to providing metal stampings for the Friction segment, the Company's Logan subsidiary also sells transmission plates and other components to the automotive and trucking industries. Additionally, Quarter Master manufactures premium branded clutch assemblies for the high performance automotive racing market. The Company also accounts for both Logan and Quarter Master in the other segment category, as they do not meet the quantitative threshold for creating their own reportable segment.

BUSINESS SEGMENT INFORMATION
(in thousands)

                                                            Year Ended December 31
                                                         ---------------------------------
                                                         1999           1998         1997
                                                         ----           ----         ----
Revenues
   Friction                                            $ 100,260     $ 109,624    $ 107,679
   Powder metal                                           68,326        53,483       31,360
   Other                                                  18,770        19,024       20,047
                                                       ---------     ---------    ---------
   Consolidated                                        $ 187,356     $ 182,131    $ 159,086

Operating Income
   Friction                                            $   8,554     $  18,313    $  13,236
   Powder metal                                           11,003        13,359        7,193
   Other                                                    (993)        1,146        1,644
                                                       ---------     ---------    ---------
Consolidated                                           $  18,564     $  32,818    $  22,073

                                                               DECEMBER 31
                                                       ------------------------
                                                         1999         1998
                                                       ---------    ---------
Total Assets
   Friction                                            $ 107,304     $  99,302
   Powder metal                                           71,816        53,034
   Other                                                  30,500        51,110
                                                       ---------     ---------
Consolidated                                           $ 209,620     $ 203,446
                                                       =========     =========


MANUFACTURING

         The manufacturing processes for most of the Company's friction products and powder metal components are essentially similar. In general, both use composite metal alloys in powder form to make high quality powder metal components. The basic manufacturing steps, consisting of blending/compounding, molding/compacting, sintering (or bonding) and secondary machining/treatment, are as follows:

- Blending/compounding: Composite metal alloys in powder form are blended with lubricants and other additives according to scientific formulas, many of which are proprietary to the Company. The formulas are designed to produce precise performance characteristics necessary for a customer's particular application. The Company often works together with its customers to develop new formulas that will produce materials with greater energy absorption characteristics, durability and strength.

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

- Secondary machining/treatment: If required by customer specifications, a sintered part undergoes additional processing. These processing operations are generally necessary to attain increased hardness or strength, tighter dimensional tolerances or corrosion resistance. To achieve these specifications, parts are heat-treated, precision coined, ground, drilled or treated with a corrosion resistant coating, such as oil.

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

TECHNOLOGY

         The Company believes that it is an industry leader in the development of systems, processes and technologies which enable it to manufacture friction products with numerous performance advantages, such as greater wear resistance, increased stopping power, lower noise and smoother engagement. The Company's expertise is evidenced by its aircraft brake components, which are currently being installed on many of the braking systems of the Boeing 737-NG series of aircraft.

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

CUSTOMERS

         The Company's engineers work closely with customers to develop and design new products and improve the performance of existing products. The Company's working relationship with its customers on development and design, and the Company's commitment to quality, service and just-in-time delivery have enabled it to build and maintain strong and stable customer relationships. The Company or its predecessors has had relationships with many of its customers which date back to the 1940's, and the Company believes that more than 80% of its sales are from products and materials for which it is the sole source provider for specific customer applications. Management believes the Company's relationships with its customers are good.

         The Company's recent acquisitions have broadened product lines, increased its technological capabilities and will further enhance its customer relationships and expand its preferred supplier status. As a result of the Company's commitment to customer service and satisfaction, the Company's is preferred supplier to many of the world's leading original equipment manufacturers, including Aircraft Braking Systems, BFGoodrich Aerospace, Caterpillar, Eaton, John Deere, Case, New Holland, Hydro-Gear and Sauer-Sundstrand.

         The Company's top five customers accounted for 27.6% of the Company's consolidated net sales in 1999 and 32.7% of the Company's consolidated net sales in 1998.

MARKETING AND SALES

         The Company markets its friction products globally through 18 product management and sales professionals, who operate from the Company's facilities in the United States, Italy, and Canada and sales offices in the United Kingdom and China. The Company's product managers and sales force work directly with the Company's engineers who provide the technical expertise necessary for the development and design of new products and for the improvement of the performance of existing products. The Company's friction products are sold both directly to original equipment manufacturers and to the aftermarket through its original equipment customers and a network of distributors and representatives throughout the world.

         The Company's marketing and sales of its powder metal components and die-cast aluminum rotors are directed by 12 product management and sales professionals. The Company also sells its powder metal components and rotors to original equipment manufacturers through independent sales representatives.

COMPETITION

         The principal segments in which the Company competes are competitive and fragmented, with many small manufacturers and only a few manufacturers that generate sales in excess of $50 million. The larger competitors may have financial and other resources substantially greater than those of the Company. The Company competes for new business principally at the beginning of the development of new applications and at the redesign of existing applications by its customers. For example, new model development for the Company's aircraft braking system customers generally begins two to five years prior to full-scale production of new braking systems. Product redesign initiatives by customers typically involve long lead times as well. Although the Company has been successful in the past in obtaining this new business, there is no assurance that the Company will continue to obtain such business in the future. The Company also competes with manufacturers using different technologies, such as carbon composite ("carbon-carbon") friction materials for aircraft braking systems. Carbon-carbon braking systems are significantly lighter than the metallic aircraft braking systems for which the Company supplies friction materials, but are more expensive. The carbon-carbon brakes are typically used on wide-body aircraft, such as the Boeing 747 and military aircraft, where the advantages in reduced weight justify the additional expense.

         In addition, as the Company's core powder metal technology improves, enabling its components to be substituted for wrought steel or iron components, the Company increasingly competes with companies using forging, casting or stamping technologies. Powder metal components can often be produced at a lower cost per unit than products manufactured with forging, casting or stamping technologies due to the elimination of, or substantial reduction in, secondary machining, lower material costs and the virtual elimination of raw material waste. As a result, powder metal components are increasingly being substituted for metal parts manufactured using more traditional technologies.

SUPPLY AND PRICE OF RAW MATERIALS

         The principal raw materials used by the Company are copper, steel and iron powders and custom-fabricated cellulose sheet. The Company has no long-term supply agreements with any of its major suppliers. However, the Company has generally been able to obtain sufficient supplies of raw materials for its operations, and changes in prices of such supplies over the past few years have not had a significant effect on its operations.

GOVERNMENT REGULATION

         The Company's sales to manufacturers of aircraft braking systems represented 15.1% and 16.5% of the Company's consolidated net sales in 1999 and 1998, respectively. Each aircraft braking system, including the friction products supplied by the Company, must meet stringent FAA criteria and testing requirements. The Company has been able to meet these requirements in the past and continuously reviews FAA compliance procedures to help ensure continued and future compliance.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

         Manufacturers such as the Company are subject to stringent environmental standards imposed by federal, state, local and foreign environmental laws and regulations, including those related to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Certain of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants. Compliance with environmental laws also may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. The Company is also subject to the federal Occupational Safety and Health Act and similar foreign and state laws. The nature of the Company's operations, the long history of industrial uses at some of its current or former facilities, and the operations of predecessor owners or operators of certain of the businesses expose the Company to risk of liabilities or claims with respect to environmental and worker health and safety matters. The Company reviews its procedures and policies for compliance with environmental and health and safety laws and regulations and believes that it is in substantial compliance with all such material laws and regulations applicable to its operations. The costs of compliance with environmental, health and safety requirements have not been material to the Company.

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

PERSONNEL

         At December 31, 1999, the Company had approximately 1,320 domestic employees and 210 international employees, consisting of 225 management, supervisory and administrative personnel, 106 engineering, quality control and laboratory personnel, 37 sales and marketing personnel and 1,162 manufacturing personnel.

         Approximately 240 employees at the Company's Brook Park, Ohio plant are covered under a collective bargaining agreement with the Paper, Allied Industrial, Chemical and Energy Workers International Union (PACE) expiring in October 2000; approximately 75 employees at the Company's Akron, Ohio facility are covered under a collective bargaining agreement with the United Automobile Workers expiring in July 2000; approximately 190 employees at the Company's Orzinuovi, Italy plant are represented by a national mechanics union under an agreement that expires in December 2000 and by a local union under an agreement that also expires in December 2000; and approximately 60 hourly employees at the Company's Alton, Illinois facility are covered under a collective bargaining agreement with the International Association of Machinists and Aerospace Workers expiring in June 2001. The Company has experienced no strikes and believes its relations with its employees and their unions to be good.

ITEM 2.  PROPERTIES.

         The Company's material operations are conducted through the following facilities, all of which are owned, except as noted:

         LOCATION                     SQ. FT.          SEGMENT                       PRINCIPAL FUNCTIONS
         --------                     -------          -------                       -------------------
Medina, Ohio...................      177,300           Friction / Powder metal       Manufacturing of friction products and
                                                                                     powder metal components, sales and
                                                                                     marketing, research and development, product
                                                                                     engineering, and administration

Brook Park, Ohio...............      111,000           Friction                      Manufacturing of friction products, sales
                                                                                     and marketing, research and development,
                                                                                     product engineering, customer service and
                                                                                     support, and administration

Orzinuovi, Italy (1)...........       97,000           Friction                      Manufacturing of friction products,
                                                                                     international sales and marketing, research
                                                                                     and development, and administration

Concord, Ontario, Canada (2)...       15,000           Friction                      Manufacturing of friction products,
                                                                                     distribution and warehousing

Solon, Ohio (2) ...............       38,000           Friction                      Research and development

Campbellsburg, Indiana.........       75,000           Powder metal                  Manufacturing of powder metal components,
                                                                                     sales and marketing, product engineering,
                                                                                     customer service and support, and
                                                                                     administration

Solon Mills, Illinois (2)......       42,000           Powder metal                  Manufacturing of powder metal components,
                                                                                     sales and marketing, customer service and
                                                                                     support

Clearfield, Pennsylvania.......       53,800           Powder metal                  Manufacturing of powder metal components,
                                                                                     sales and marketing, product engineering,
                                                                                     customer service and support and warehousing

Falls Creek, Pennsylvania......       52,000           Powder metal                  Manufacturing of powder metal components,
                                                                                     product engineering, customer service and
                                                                                     support and warehousing

Alton, Illinois................       37,000           Other                         Manufacturing of die-cast aluminum rotors,
                                                                                     sales and marketing, customer service and
                                                                                     support, and administration

Lake Zurich, Illinois (2)......       24,000           Other                         Manufacturing of high performance clutches,
                                                                                     sales and marketing, product engineering,
                                                                                     customer service and support, and
                                                                                     administration

Akron, Ohio....................       81,000           Other                         Manufacturing of metal stampings

Monterrey, Mexico (2)..........       41,000           Other                         Manufacturing of die-cast aluminum rotors,
                                                                                     sales and marketing, customer service and
                                                                                     support, and administration

Cleveland, Ohio (3)............        6,200                                         Principal executive offices

(1) The Company's Italian facility is subject to certain security interests granted to its lenders.

(2)      Leased.

(3) Leased. The Company is party to an expense sharing arrangement under which the Company shares the expenses of its corporate headquarters located in Cleveland with a company owned by Ronald E. Weinberg, the Co-Chairman and Co-CEO of the Company.

         The Company believes that substantially all of its property and equipment is in good condition, adequately insured and suitable for their present and intended use. Several of the Company's powder metal facilities are operating at or near capacity. With its capital expansion program, the Company believes that it will have sufficient capacity to accommodate its needs through 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.



PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Class A common stock has been traded on the New York Stock Exchange since the Company's initial public offering on May 12, 1998 under the symbol "HWK." The following table sets forth for the fiscal periods indicated the high and low prices of the Common Stock as reported on the New York Stock Exchange.

QUARTERLY STOCK PRICES
----------------------

         QUARTER ENDED                           HIGH                 LOW
         -------------                           ----                 ---

1999

         March 31, 1999                      $   8.750             $  6.500
         June 30, 1999                       $  11.750             $  7.438
         September 30, 1999                  $   9.063             $  5.250
         December 31, 1999                   $   6.188             $  3.813


1998

         June 30, 1998                       $  19.500             $ 17.313
         September 30, 1998                  $  18.188             $  8.750
         December 31, 1998                   $  12.500             $  6.250


         The closing sale price for the common stock on December 31, 1999 was $5.813

         Shareholders of record as of March 17, 2000 numbered 83. The Company estimates that an additional 1,000 shareholders own stock held for their accounts at brokerage firms and financial institutions.

         The Company has never declared or paid, and does not intend to declare or pay, any cash dividends for the foreseeable future and intends to retain earnings for the future operation and expansion of the Company's business. In addition, the Company's senior note indenture and its credit facility prohibit the payment of cash dividends on the Class A common stock except upon compliance with certain conditions.

ITEM 6.   SELECTED FINANCIAL DATA.

         The information required by this item is set forth on page 12 of the 1999 Annual Report under the caption entitled "Financial Summary", which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this item is set forth on pages 13 through 17 of the 1999 Annual Report under the caption entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation," which is incorporated herein by reference. Any investor or potential investor must consider the risks that are set forth under the caption "Forward-Looking Statements" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Page 17 of the 1999 Annual Report which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this item is set forth under the sub caption "Market Risk Disclosures" contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 16 of the 1999 Annual Report which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is set forth on pages 18 through 34 of the 1999 Annual Report under the captions entitled "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Shareholders' Equity (Deficit)," "Consolidated Statements of Consolidated Cash Flows," and "Notes to Consolidated Financial Statements," which is incorporated herein is incorporated by reference. The Report of Independent Auditors is set forth on page 13 of this Form 10-K.

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Hawk Corporation

We have audited the accompanying consolidated balance sheets of Hawk Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawk Corporation and subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                     /s/ Ernst & Young LLP


Cleveland, Ohio
February 14, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.



PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT.

         The information required by Item 10 is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders (the "Proxy Statement"), under the captions "Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance." This Proxy Statement will be filed with the SEC prior to April 28, 2000.

ITEM 11.  EXECUTIVE COMPENSATION.

         The information required by Item 11 is contained under the caption "Executive Compensation and Other Information' in the Proxy Statement and is incorporated herein by reference.

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

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      (1)      Financial Statements
                  The following consolidated financial statements of the Company included in the 1999 Annual Report are incorporated by reference in Item 8. The Report of Independent Auditors is set forth on page 13 of this Form 10-K.

                  (i) Consolidated Balance Sheets at December 31, 1999 and 1998 (page 18 of the 1999 Annual Report)

                  (ii) Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997 (page 19 of the 1999
                           Annual Report)

                  (iii) Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 1999, 1998 and 1997 (page 20 of the 1999 Annual Report)

                  (iv) Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997 (page 21 of the 1999 Annual Report)

                  (v) Notes to Consolidated Financial Statements for the years ended December 31, 1999, 1998 and 1997 (pages 22 through 34 of the 1999 Annual Report)

         (2)      Consolidated Financial Statement Schedules
                  All consolidated financial schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

(b)      Reports on Form 8-K:

         None.

(c)      Exhibits:


         3.1 Form of the Company's Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         3.2 The Company's Amended and Restated By-laws (Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission (Reg. No. 001-13797))

         4.1 Form of Rights Agreement between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         4.2 Indenture, dated as of November 27, 1996, by and among the Company, Friction Products Co., Hawk Brake, Inc., Logan Metal Stampings, Inc., Helsel, Inc., S.K. Wellman Holdings, Inc., S.K. Wellman Corp., Wellman Friction Products U.K. Corp., Hutchinson Products Corporation, and Bank One Trust Company, NA, as Trustee (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.3 Form of 10 1/4% Senior Note due 2003 (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.4 Form of Series B 10 1/4% Senior Note due 2003 (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.5 Stockholders' Voting Agreement, effective as of November 27, 1996, by and among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz and the Krantz Family Limited Partnership (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         4.6 Letter agreement, dated January 5, 1998, amending the Stockholders' Voting Agreement, effective as of November 27, 1996, by and among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz and the Krantz Family Limited Partnership (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         10.1 Employment Agreement, dated as of November 1, 1996, between the Company and Norman C. Harbert (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.2 Form of Amended and Restated Wage Continuation Agreement between the Company and Norman C. Harbert (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         10.3 Employment Agreement, dated as of November 1, 1996, between the Company and Ronald E. Weinberg (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.4 Employment Agreement, dated July 1, 1994, between Helsel, Inc. and Jess F. Helsel (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.5 Consulting Agreement, dated July 1, 1994, between Helsel, Inc. and Jess F. Helsel (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.6 Letter agreement, dated as of June 1997, amending the Employment Agreement and the Consulting Agreement, each dated July 1, 1994, between Helsel, Inc. and Jess F. Helsel (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         10.7 Letter agreement, dated as of March 26, 1998, amending the Employment Agreement and the Consulting Agreement, each dated July 1, 1994, between Helsel, Inc. and Jess F. Helsel (Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission)

         10.8 Form of the Promissory Notes, each dated June 30, 1995, issued by of Norman C. Harbert and Ronald E. Weinberg to the Company (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.9 Letter agreement, dated October 1, 1996, amending the Promissory Notes, dated June 30, 1995, issued by each of Norman C. Harbert and Ronald E. Weinberg to the Company (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

         10.10 Form of Convertible Promissory Note, dated January 2, 1997, in the aggregate principal amount of $1.5 million, issued by the Company to each of Timothy Houghton, CFB Venture Fund II, L.P., MorAmerica Capital Corporation, Community Investment Partners II, L.P. and St. Louis Community Foundation (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         10.11 Credit Agreement, dated as of May 1, 1998, among the Company and KeyBank National Association, as Swing Line Lender, Administrative Agent and as Syndication Agent (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30,1998 as filed with the Securities and Exchange Commission)

         10.12 Subsidiary Guaranty, dated as of May 1, 1998, among the subsidiaries of the Company, as guarantors, and KeyBank National Association, as Administrative Agent (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30,1998 as filed with the Securities and Exchange Commission)

         10.13 Hawk Corporation 1997 Stock Option Plan (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

         13* Portions of the 1999 Annual Report to Shareholders incorporated herein by reference

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

                                            Hawk Corporation

                                            By: /s/ Thomas A. Gilbride
                                                    ---------------------
                                            Thomas A. Gilbride
                                            Vice President - Finance

                                            Date March 30, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                                   TITLE                                             DATE
---------                                   -----                                             ----
/s/ Norman C. Harbert                       Co-Chairman of the Board, Co-Chief          March 30, 2000
-------------------------------             Executive Officer and Director
Norman C. Harbert                           (principal executive officer)



/s/ Ronald E. Weinberg                      Co-Chairman of the Board, Co-Chief          March 30, 2000
-------------------------------             Executive Officer, Treasurer and
Ronald E. Weinberg                          Director
                                            (principal financial officer)


/s/ Thomas A. Gilbride                      Vice President - Finance                    March 30, 2000
-------------------------------             (principal accounting officer)
Thomas A. Gilbride



/s/ Byron S. Krantz                         Secretary and Director                      March 30, 2000
-------------------------------
Byron S. Krantz

/s/ Paul R. Bishop                          Director                                    March 30, 2000
-------------------------------
Paul R. Bishop

/s/ Dan T. Moore, III                       Director                                    March 30, 2000
-------------------------------
Dan T. Moore, III



/s/ William J. O'Neill, Jr.                 Director                                    March 30, 2000
-------------------------------
William J. O'Neill, Jr.


/s/ Jack Kemp                               Director                                    March 30, 2000
-------------------------------
Jack Kemp
