Form 10-Q
period 2000-03-31
HAWK CORP
filed 2000-05-12
CIK 849240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD MARCH 31, 2000

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD __________TO __________.

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

      Class A Common Stock, $0.01 par value:                       8,548,520

      Class B Common Stock, $0.01 par value:                        None (0)

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)                             3

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         16

         Item 3. Quantitative and Qualitative Disclosures about Market Risk  19

PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings                                      19

         Item 2.      Changes in Securities and Use of Proceeds              19

         Item 6.      Exhibits and Reports on Form 8-K                       20

SIGNATURES                                                                   21

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                                HAWK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                      MARCH 31,            DECEMBER 31,
                                                                                        2000                   1999
                                                                                     (UNAUDITED)              (NOTE)
                                                                                     -----------            -----------
ASSETS

Current assets:
     Cash and cash equivalents                                                       $     2,709           $      3,993
     Accounts receivable, less allowance of $398 and $408, respectively                   33,221                 29,745
     Inventories                                                                          27,189                 27,119
     Deferred income taxes                                                                 1,732                  1,747
     Other current assets                                                                  2,358                  3,599
                                                                                     -----------            -----------
            Total current assets                                                          67,209                 66,203

Property, plant and equipment:
     Land                                                                                  1,504                  1,504
     Buildings and improvements                                                           16,326                 16,067
     Machinery and equipment                                                              82,495                 81,953
     Furniture and fixtures                                                                4,953                  4,915
     Construction in progress                                                              5,639                  3,710
                                                                                     -----------            -----------
                                                                                         110,917                108,149
     Less accumulated depreciation                                                        40,360                 37,964
                                                                                     -----------            -----------
            Total property, plant and equipment                                           70,557                 70,185

Other assets:
     Intangible assets                                                                    68,154                 69,177
     Net assets held for sale                                                                  -                      -
     Shareholder notes                                                                     1,010                  1,010
     Other                                                                                 3,136                  3,045
                                                                                     -----------            -----------
            Total other assets                                                            72,300                 73,232
                                                                                     -----------            -----------

Total assets                                                                         $   210,066              $ 209,620
                                                                                     ===========              =========

                                HAWK CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                                      MARCH 31,            DECEMBER 31,
                                                                                        2000                   1999
                                                                                     (UNAUDITED)              (NOTE)
                                                                                     -----------              ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $    14,156           $     11,414
     Short-term borrowings                                                                 1,146                    872
     Accrued compensation                                                                  4,983                  6,944
     Other accrued expenses                                                               10,387                  6,271
     Current portion of long-term debt                                                     7,087                  7,160
                                                                                     -----------            -----------
            Total current liabilities                                                     37,759                 32,661

Long-term liabilities:
     Long-term debt                                                                       91,869                 98,244
     Deferred income taxes                                                                10,550                 10,559
     Other                                                                                 1,654                  1,667
                                                                                     -----------            -----------
            Total long-term liabilities                                                  104,073                110,470

Shareholders' equity:
     Series D preferred stock, $.01 par value; an aggregate liquidation value of
       $1,530, plus any accrued and unpaid dividends with 9.8% cumulative dividend (1,530 shares
       authorized, issued and outstanding)                                                     1                      1
     Class A common stock, $.01 par value; 75,000,000
       shares authorized, 9,187,750 issued and 8,548,520
       and 8,540,920 outstanding, respectively                                                92                     92
     Class B common stock, $.01 par value, 10,000,000
       shares authorized, none issued or outstanding
     Additional paid-in capital                                                           54,631                 54,645
     Retained earnings                                                                    20,616                 18,491
     Accumulated other comprehensive loss                                                 (2,371)                (1,949)
     Treasury stock, at cost                                                              (4,735)                (4,791)
                                                                                     ------------           ------------
            Total shareholders' equity                                                    68,234                 66,489

Total liabilities and shareholders' equity                                           $   210,066              $ 209,620
                                                                                     ===========              =========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                                HAWK CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                 ------------------------------------
                                                                                     2000                     1999
                                                                                     ----                    -----
Net sales                                                                        $     55,037            $     47,063
Cost of sales                                                                          39,932                  32,983
                                                                                 ------------            ------------
Gross profit                                                                           15,105                  14,080

Selling, technical and administrative expenses                                          7,877                   6,441
Amortization of intangibles                                                             1,025                     899
                                                                                 ------------            ------------
Total expenses                                                                          8,902                   7,340

Income from operations                                                                  6,203                   6,740
Interest expense                                                                        2,289                   2,370
Interest income                                                                           (40)                   (120)
Other expense (income), net                                                                89                     (29)
                                                                                 ------------            -------------
Income before income taxes                                                              3,865                   4,519

Income taxes                                                                            1,701                   1,867
                                                                                 ------------            ------------

Net income                                                                       $      2,164            $      2,652
                                                                                 ============            ============

Earnings per share:
     Basic earnings per share:                                                   $        .25            $        .30
                                                                                 ============            ============

     Diluted earnings per share:                                                 $        .25            $        .30
                                                                                 ============            ============

See notes to consolidated financial statements.

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                   THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                               2000                1999
                                                                                               ----                ----
Cash flows from operating activities:
Net income                                                                                $     2,164        $      2,652
Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                                          3,653               3,299
     Deferred income taxes                                                                         24                  16
     Changes in operating assets and liabilities, net of acquired assets:
         Accounts receivable                                                                   (3,813)             (3,203)
         Inventories                                                                             (306)             (1,791)
         Other assets                                                                           1,134                 762
         Accounts payable                                                                       2,901                 (20)
         Other liabilities                                                                      2,569              (1,123)
                                                                                          -----------         ------------
Net cash provided by operating activities                                                       8,326                 592

Cash flows from investing activities:
     Business acquisitions                                                                                        (14,500)
     Purchases of property, plant and equipment                                                (3,508)             (1,819)
                                                                                               -------             -------
     Net cash used in investing activities                                                     (3,508)            (16,319)

Cash flows from financing activities:
     Proceeds from short-term debt                                                                321                (420)
     Proceeds from long-term debt                                                               7,367               7,781
     Payments on long-term debt                                                               (13,752)             (1,589)
     Repurchase of common stock                                                                                    (1,567)
     Payments of preferred stock dividend                                                         (38)                (37)
                                                                                          ------------        ------------
     Net cash (used in) provided by financing activities                                       (6,102)              4,168
                                                                                          ------------        -----------

Net decrease in cash and cash equivalents                                                      (1,284)            (11,559)
Cash and cash equivalents at the beginning of the period                                        3,993              14,317
                                                                                          -----------         -----------

Cash and cash equivalents at the end of the period                                        $     2,709        $      2,758
                                                                                          ===========        ============

See notes to consolidated financial statements.

                                HAWK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included by reference in the Form 10-K for Hawk Corporation (the "Company") for the year ended December 31, 1999.

The Company, through its business segments, designs, engineers, manufactures and markets specialized components used in a variety of aerospace, industrial and other commercial applications.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and also include, effective March 1999, the accounts of Allegheny Powder Metallurgy, Inc. and effective November 1999, the accounts of Quarter Master Industries, Inc. All significant inter-company accounts and transactions have been eliminated in the accompanying financial statements.

Certain amounts have been reclassified in 1999 to conform with 2000 presentation.

NOTE 2 - COMPREHENSIVE INCOME

Comprehensive income is as follows:

                                                                                                     THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                                       2000          1999
                                                                                                -------------------------
                  Net income                                                                 $ 2,164         $    2,652
                  Foreign currency translation                                                  (422)              (759)
                                                                                             --------        -----------
                  Comprehensive income                                                       $ 1,742         $    1,893
                                                                                             ========        ===========


NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The major components of inventories are as follows:

                                                  MARCH 31,        DECEMBER 31,
                                                    2000               1999
                                                    -----------------------

Raw materials and work-in-process                  $19,826            $19,503
Finished products                                    9,002              9,310
Inventory reserves                                  (1,639)            (1,694)
                                                   -------            -------
                                                   $27,189            $27,119
                                                   =======            =======

NOTE 4 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                                2000             1999
                                                                                             ------------------------
Numerator:
   Net income                                                                                $ 2,164        $   2,652
   Preferred stock dividends                                                                     (38)             (37)
                                                                                             ------         ---------
   Numerator for basic earnings per share-income available
   to common shareholders                                                                    $ 2,126        $   2,615
                                                                                             =======        =========

   Effect of dilutive securities:
     Interest on convertible note, net of tax                                                     19                -
                                                                                             -------        ---------
     Numerator for diluted earnings per share- income available
     to common shareholders after assumed conversion                                         $ 2,145        $   2,615
                                                                                             =======        =========
Denominator:
   Denominator for basic earnings per share-
    weighted average shares                                                                    8,547            8,773

   Effect of dilutive securities:
    Convertible notes and options                                                                125               48
                                                                                             -------        ---------
    Denominator for diluted earnings per share-adjusted
    Weighted-average shares and assumed conversions                                            8,672            8,821
                                                                                             =======        =========

    Basic earnings per share                                                                 $   .25        $     .30
                                                                                             =======        =========

    Diluted earnings per share                                                               $   .25        $     .30
                                                                                             =======        =========

NOTE 5 - BUSINESS SEGMENTS

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

The other segment consists of corporate and operating segments, which do not meet the quantitative thresholds for determining reportable segments. The operating segments include the manufacturing of die-cast aluminum rotors, driveline racing components and a stamping operation.

The information by segment is as follows:

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                                  2000            1999
                                           --------------------------------
Revenues from external customers:
   Friction Products                          $   26,849      $  26,054
   Powder Metal                                   21,791         16,188
   Other                                           6,397          4,821
                                           --------------------------------
Consolidated                                  $   55,037      $  47,063

Depreciation and amortization:
   Friction Products                          $    2,057      $   2,023
   Powder Metal                                    1,248          1,018
   Other                                             348            258
                                           --------------------------------
Consolidated                                  $    3,653      $   3,299

Operating income:
   Friction Products                          $    2,206      $   2,865
   Powder Metal                                    3,684          3,645
   Other                                             313            230
                                           --------------------------------
Consolidated                                  $    6,203      $   6,740


NOTE 6 - SUPPLEMENTAL GUARANTOR INFORMATION

Certain of the subsidaries ("Guarantor Subsidiaries") have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest with respect to the Company's Senior Notes, due on December 1, 2003 ("Senior Notes"). The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.

The following supplemental unaudited consolidating condensed financial statements present (in thousands):

     1. Consolidating condensed balance sheets as of March 31, 2000 and December 31, 1999, consolidating condensed statements of income for the three month period ended March 31, 2000 and 1999 and consolidating condensed statements of cash flows for the three months ended March 31, 2000 and 1999.

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

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)

                                                                    MARCH 31, 2000
                                       ---------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                       ---------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents             $      584   $      150      $   1,975                      $    2,709
   Accounts receivable, net                               26,061          7,160                          33,221
   Inventories, net                                       21,185          6,004                          27,189
   Deferred income taxes                      1,459                         273                           1,732
   Other current assets                         437        1,521            400                           2,358
                                       ---------------------------------------------------------------------------
Total current assets                          2,480       48,917         15,812                          67,209
Investment in subsidiaries                      793        4,694                       $   (5,487)
Inter-company advances, net                 157,017        2,019         (1,951)         (157,085)
Property, plant and equipment                             62,345          8,212                          70,557
Intangible assets                               213       67,941                                         68,154
Other                                         1,010        3,436            710            (1,010)        4,146
                                       ---------------------------------------------------------------------------

TOTAL ASSETS                             $  161,513   $  189,352      $  22,783       $  (163,582)   $  210,066
                                       ===========================================================================
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                   $   10,694      $   3,462                      $   14,156
   Short-term borrowings                                                  1,146                           1,146
   Accrued compensation                  $        9        4,079            895                           4,983
   Other accrued expenses                     4,795        5,106            486                          10,387
   Current portion of long-term debt          5,000        1,708            379                           7,087
                                       ---------------------------------------------------------------------------
Total current liabilities                     9,804       21,587          6,368                          37,759

Long-term liabilities:
   Long-term debt                            86,760        4,366            743                          91,869
   Deferred income taxes                      9,906                         644                          10,550
   Other                                                     522          1,132                           1,654
   Inter-company advances, net                1,127      147,766          9,202        $ (158,095)
                                       ---------------------------------------------------------------------------
Total long-term liabilities                  97,793      152,654         11,721          (158,095)      104,073
                                       ---------------------------------------------------------------------------
Total liabilities                           107,597      174,241         18,089          (158,095)      141,832
Shareholders' equity                         53,916       15,111          4,694            (5,487)       68,234
                                       ---------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                $  161,513   $  189,352      $  22,783       $  (163,582)   $  210,066
                                       ===========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)


                                                                   DECEMBER 31, 1999
                                       ---------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                       ---------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents             $    1,691   $      193      $   2,109                      $    3,993
   Accounts receivable, net                               22,883          6,862                          29,745
   Inventories, net                                       21,766          5,353                          27,119
   Deferred income taxes                      1,459                         288                           1,747
   Other current assets                       1,327        1,979            293                           3,599
                                       ---------------------------------------------------------------------------
Total current assets                          4,477       46,821         14,905                          66,203
Investment in subsidiaries                      793        5,065                       $   (5,858)
Inter-company advances, net                 156,992          997           (904)         (157,085)
Property, plant and equipment                             62,590          7,595                          70,185
Intangible assets                               215       68,962                                         69,177
Other                                         1,010        3,394            661            (1,010)        4,055
                                       ---------------------------------------------------------------------------

TOTAL ASSETS                             $  163,487   $  187,829      $  22,257       $  (163,953)   $  209,620
                                       ===========================================================================
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                   $    8,084      $   3,330                      $   11,414
   Short-term borrowings                                                    872                             872
   Accrued compensation                  $        9        6,032            903                           6,944
   Other accrued expenses                     1,473        4,388            410                           6,271
   Current portion of long-term debt          5,000        1,745            415                           7,160
                                       ---------------------------------------------------------------------------
Total current liabilities                     6,482       20,249          5,930                          32,661

Long-term liabilities:
   Long-term debt                            92,451        4,934            859                          98,244
   Deferred income taxes                      9,906                         653                          10,559
   Other                                                     522          1,145                           1,667
   Inter-company advances, net                1,127      148,363          8,605        $ (158,095)
                                       ---------------------------------------------------------------------------
Total long-term liabilities                 103,484      153,819         11,262          (158,095)      110,470
                                       ---------------------------------------------------------------------------
Total liabilities                           109,966      174,068         17,192          (158,095)      143,131
Shareholders' equity                         53,521       13,761          5,065            (5,858)       66,489
                                       ---------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                $  163,487   $  187,829      $  22,257       $  (163,953)   $  209,620
                                       ===========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)


                                                           THREE MONTHS ENDED MARCH 31, 2000
                                        -------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                        -------------------------------------------------------------------------

Net sales                                             $   49,632      $   5,405                     $   55,037
Cost of sales                             $    165        35,468          4,299                         39,932
                                        -------------------------------------------------------------------------
Gross profit                                  (165)       14,164          1,106                         15,105

Expenses:
   Selling, technical and
     administrative expenses                   120         6,796            961                          7,877
   Amortization of intangible assets             2         1,023              -                          1,025
                                        -------------------------------------------------------------------------
Total expenses                                 122         7,819            961                          8,902
                                        -------------------------------------------------------------------------
Income from operations                        (287)        6,345            145                          6,203

Interest income (expense), net                 929        (3,034)          (144)                        (2,249)
Income (loss) from equity investees          1,772          (231)             -       $  (1,541)
Other income (expense), net                     (1)            3            (91)                           (89)
                                        -------------------------------------------------------------------------
Income (loss) before income taxes            2,413         3,083            (90)         (1,541)         3,865
Income taxes                                   249         1,311            141                          1,701
                                        -------------------------------------------------------------------------

NET INCOME (LOSS)                         $  2,164    $    1,772      $    (231)         (1,541)    $    2,164
                                        =========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)



                                                           THREE MONTHS ENDED MARCH 31, 1999
                                        -------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                        -------------------------------------------------------------------------
Net sales                                             $   41,947      $   5,116                     $   47,063
Cost of sales                                             28,516          4,467                         32,983
                                        -------------------------------------------------------------------------
Gross profit                                              13,431            649                         14,080

Expenses:
   Selling, technical and
     administrative expenses              $   (125)        5,935            631                          6,441
   Amortization of intangible assets                         899                                           899
                                        -------------------------------------------------------------------------
Total expenses                                (125)        6,834            631                          7,340
                                        -------------------------------------------------------------------------
Income from operations                         125         6,597             18                          6,740

Interest income (expense), net               1,020        (3,156)          (114)                        (2,250)
Income (loss) from equity investees          1,976          (126)                     $  (1,850)
Other income                                                  20              9                             29
                                        -------------------------------------------------------------------------
Income (loss) before income taxes            3,121         3,335            (87)         (1,850)         4,519
Income taxes                                   469         1,359             39                          1,867
                                        -------------------------------------------------------------------------

NET INCOME (LOSS)                         $  2,652    $    1,976      $    (126)         (1,850)    $    2,562
                                        =========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                          THREE MONTHS ENDED MARCH 31, 2000
                                       --------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       --------------------------------------------------------------------------

Net cash provided by operating
   activities                            $    4,622   $    3,259      $     445                     $    8,326

Cash flows from investing activities:
   Purchase of property, plant and
     equipment                                    -       (2,608)          (900)                        (3,508)
                                       --------------------------------------------------------------------------
Net cash used in investing activities             -       (2,608)          (900)                        (3,508)


Cash flows from financing activities:
   Proceeds from short-term debt                                            321                            321
   Proceeds from long-term debt               7,367                                                      7,367
   Payments on long-term debt               (13,058)        (694)                                      (13,752)
   Payment of preferred stock dividend          (38)                                                       (38)
                                       --------------------------------------------------------------------------
Net cash (used in) provided by
   financing activities                      (5,729)        (694)           321                         (6,102)
Net decrease in cash and
   cash equivalents                          (1,107)         (43)          (134)                        (1,284)
                                       --------------------------------------------------------------------------
Cash and cash equivalents,
   at beginning of period                     1,691          193          2,109                          3,993
                                       --------------------------------------------------------------------------
Cash and cash equivalents,
   at end of period                      $      584   $      150      $   1,975          $  0       $    2,709
                                       ==========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)


                                                          THREE MONTHS ENDED MARCH 31, 1999
                                       --------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       --------------------------------------------------------------------------

Net cash (used in) provided by
   operating activities                  $   (2,750)  $    2,613      $     729                     $      592

Cash flows from investing activities:
   Business acquisitions                    (14,500)                                                   (14,500)
   Purchase of property, plant and
     equipment                                            (1,519)          (300)                        (1,819)
                                       --------------------------------------------------------------------------
Net cash used in investing activities       (14,500)      (1,519)          (300)                       (16,319)


Cash flows from financing activities:
   Payments on short-term debt                                             (420)                          (420)
   Proceeds from long-term debt               7,781                                                      7,781
   Payments on long-term debt                (1,250)        (159)          (180)                        (1,589)
   Payment of preferred stock dividend          (37)                                                       (37)
   Repurchase of common stock                (1,567)                                                    (1,567)
                                       --------------------------------------------------------------------------
Net cash provided by (used in)                4,927         (159)          (600)                         4,168
   financing activities

Net (decrease) increase in cash
   and cash equivalents                     (12,323)         935           (171)                       (11,559)
                                       --------------------------------------------------------------------------
Cash and cash equivalents,
   at beginning of period                    12,878           46          1,393                         14,317
                                       --------------------------------------------------------------------------
Cash and cash equivalents,
   at end of period                      $      555   $      981      $   1,222          $  0       $    2,758
                                       ==========================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

GENERAL

Hawk operates primarily in two reportable segments: friction products and powder metal. The Company's friction products are made from proprietary formulations of composite materials that primarily consist of metal powders and synthetic natural fibers. Friction products, which represented 49% of the Company's sales in the first three months of 2000, are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Friction products manufactured by the Company include friction linings for use in brakes, transmissions and clutches in aerospace, construction equipment, agricultural, truck and specialty vehicle markets. The Company's powder metal components are made from formulations of composite powder metal alloys. The powder metal segment, which represented 40% of Company sales in the first three months of 2000, manufactures a variety of components for use in fluid power, truck, lawn and garden, construction, agriculture, home appliance, automotive and office equipment markets. In addition, the Company designs and manufactures die-cast aluminum rotors for small electric motors used in appliances, business machines and exhaust fans and clutch assemblies for the high performance racing markets.


FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

Net Sales. Net sales increased $7.9 million, or 16.8%, to $55.0 million in the first quarter of 2000 from $47.1 million in the comparable quarter of 1999. The sales increase was primarily attributable to the acquisitions of Allegheny Powder Metallurgy, Inc. in March 1999 and Quarter Master Industries, Inc. in November 1999. The friction segment reported sales of $26.8 million in the first quarter of 2000 compared to $26.1 million in the comparable quarter of 1999. The sales increase in this segment reflected strong demand in the construction and specialty markets served by the Company. These increases were offset by lower demand in sales to the aerospace market for the quarter. The reduction in aerospace sales was primarily the result of inventory adjustments by certain commercial aircraft end users and a reduction in military sales during the quarter. The powder metal segment reported sales of $21.8 million in the first quarter of 2000 compared to $16.2 million in the first quarter of 1999. The sales increase in this segment was primarily from the acquisition of Allegheny in March 1999. Sales in the powder metal segment, exclusive of Allegheny, increased $1.0 million or 7.0% to $15.3 million in the first quarter of 2000 from $14.3 million in the comparable quarter of 1999. This increase was driven primarily by new product sales and increased sales to existing customers in the lawn and garden, pump and motor, automotive and appliance markets served by the Company. This increase was partially offset by declines in the office equipment market served by the Company.

Gross Profit. Gross profit increased $1.0 million, or 7.1%, to $15.1 million in the first quarter of 2000 from $14.1 million in the comparable quarter of 1999. The increase is attributable to the increased volumes achieved during the quarter, as well as improved operating efficiencies experienced by the Company's friction facilities. The improvements in the gross profit were offset by changes in product mix, expenses associated with the commencement of operations at the Company's Mexican facility and a 8.3% increase in depreciation, to $2.6 million in the first quarter of 2000 from $2.4 million in the comparable quarter of 1999. As a result of these factors, the gross profit margin decreased to 27.5% in the first quarter of 2000 from 29.9% in the comparable quarter of 1999.

Selling, Technical and Administrative ("ST&A") Expenses. ST&A expenses increased $1.5 million, or 23.4%, to $7.9 million in the first quarter of 2000 from $6.4 million in the comparable period of 1999. The increase in ST&A expenses is primarily attributable to the acquisitions of Allegheny and Quarter Master, as well as expenditures associated with the commencement of operations at the Company's Mexican facility and severance costs associated with strategic changes in the Company's friction segment. As a percent of sales, ST&A expenses increased to 14.4% of sales in the first quarter of 2000 from 13.6% in the comparable quarter of 1999.

Income from Operations. Income from operations decreased by $0.5 million, or 7.5%, to $6.2 million in the first quarter of 2000 from $6.7 million in the comparable quarter of 1999. Income from operations as a percent of sales decreased to 11.3% in the first quarter of 2000 from 14.2% in the comparable quarter of 1999.

Operating income from the Company's friction segment decreased $0.7 million, or 24.1%, to $2.2 million in the first quarter of 2000 from $2.9 million in the comparable quarter of 1999. The decrease in operating profits in this segment resulted primarily from product mix and severance costs incurred during the quarter as part of the segment's restructuring initiatives.

Operating income from the Company's powder metal segment increased $0.1 million, or 2.8%, to $3.7 million in the first quarter of 2000 from $3.6 million in the comparable quarter of 1999. The increase in operating income in this segment resulted from the volume increases primarily as a result of the acquisition of Allegheny in March 1999. Offsetting this improvement was the continued reduction of high margin shipments to a customer in the office equipment market and increased depreciation expense during the quarter.

Interest Expense. Interest expense decreased $0.1 million, or 4.2%, to $2.3 million in the first quarter of 2000 from $2.4 million in the comparable quarter of 1999. The decrease is attributable to lower debt levels during the quarter.

Income Taxes. The Company's effective tax rate for the first quarter of 2000 was 44.0% compared with 41.3% in the comparable quarter of 1999. During the first quarter of 1999, the Company benefited from a variety of job tax credits provided by the State of Ohio.

Net Income. As a result of the factors discussed above, net income decreased $0.5 million, or 18.5%, to $2.2 million in the first quarter of 2000 from $2.7 million in the comparable quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations. In addition, the Company has available a $50.0 million revolving credit facility entered into in May 1998, which may be used for general corporate purposes or to finance future acquisitions. As of March 31, 2000, the Company had $49.5 million available under its revolving credit facility.

Net cash provided from operating activities was $8.3 million and $0.6 million for the three month period ended March 31, 2000 and 1999, respectively. Cash provided through effective working capital management primarily accounted for the increase in operating cash flow.

Net cash used in investing activities was $3.5 million and $16.3 million for the three month period ended March 31, 2000 and 1999, respectively. The cash used in investing activities during the three month period ended March 31, 2000, was for the purchase of property, plant and equipment. In the comparable period of 1999, cash used in investing activities consisted of $14.5 million for the acquisition of Allegheny and $1.8 million for purchase of property, plant and equipment.

Net cash used in financing activities was $6.1 million for the three month period ended March 31, 2000, primarily as a result of payments of debt. In the three month period ended March 31, 1999, cash provided by financing activities was $4.2 million. In 1999, the Company received $6.2 million from the borrowings under its credit facilities. Additionally, the Company purchased $1.6 million of its common stock in 1999.

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

As of March 31, 2000, the Company was in compliance with the terms of its indebtedness.

The Company believes that cash flow from operating activities, borrowings under the revolver and access to capital markets will be sufficient to satisfy its working capital, capital expenditures and debt requirements and to finance continued growth internally and through acquisitions for the next twelve months.

FORWARD LOOKING STATEMENTS

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about growth of existing markets and its ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. In addition to statements which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," "optimistic," "will" and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially and adversely from those in the forward-looking statements, including the following:

     - the effect of the Company's debt service requirements on funds available for operations and future business opportunities and the Company's vulnerability to adverse general economic and industry conditions and competition;
     - the ability of the Company to continue to meet the terms of its credit facilities, which contain a number of significant financial covenants and other restrictions;
     - the ability of the Company to utilize all of its manufacturing capacity;
     - changes in product mix, including increased sales of lower margin powder metal products compared to higher margin friction components;
     - the effect of any future acquisitions by the Company on its indebtedness and on the funds available for operations and future business opportunities;
     - the effect of competition by manufacturers using new or different technologies;
     - the effect on the Company's international operations of unexpected changes in regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, fluctuations in currency exchange rates, difficulty in accounts receivable collection and potentially adverse tax consequences;
     - the ability of the Company to successfully integrate its international expansion to Mexico and China, as well as any other future acquisitions, into the Company's existing businesses;
     - the ability of the Company to negotiate new agreements, as they expire, with its unions representing certain of its employees, on terms favorable to the Company or without experiencing work stoppages;
     - the effect of any interruption in the Company's supply of raw materials or a substantial increase in the price of any of the raw materials;
     -    the continuity of business relationships with major customers; and

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

Interest Rate Sensitivity. In June 1998, the Company entered into an interest rate swap with a notional amount of $35.0 million. At March 31, 2000, the notional amount was $26.3 million. The notional amount is used to calculate the contractual cash flow to be exchanged and does not represent exposure to credit loss. If this agreement were settled at March 31, 2000, the Company would receive approximately $0.3 million.

Foreign Currency Exchange Risk. The Company currently does not hedge its foreign currency exposure and, therefore, has not entered into any forward foreign exchange contracts to hedge foreign currency transactions. The Company has operations outside the United States with foreign-currency denominated assets and liabilities, primarily denominated in Italian lira, Canadian dollars and Mexican pesos. Because the Company has foreign-currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The unhedged foreign currency balance sheet exposures as of March 31, 2000 are not expected to result in a significant impact on earnings or cash flows.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various lawsuits arising in the ordinary course of business. In the Company's opinion, the outcome of these matters is not anticipated to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective January 28, 2000, the Company issued 5,600 shares of its Class A Common Stock to the following individuals as part of their annual compensation for services as directors of the Company: Paul R. Bishop, Jack Kemp, Dan T. Moore, III and William J. O'Neill, Jr. Each director received 1,400 shares having a market value of approximately $7,500 at the time of issuance. The shares were issued without registration as permitted by Section 4(2) of the Securities Act of 1933.

Pursuant to an Agreement between the Company and Robert E. Geralde, an employee, the Company issued 2,000 shares of its Class A Common Stock, having a market value of approximately $11,250, effective January 5, 2000. The shares were issued without registration as permitted by Section 4(2) of the Securities Act of 1933.

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



Date:  May 12, 2000          HAWK CORPORATION

                             By: /s/ RONALD E. WEINBERG
                                 ----------------------------
                             Ronald E. Weinberg,
                             Co-Chairman and Co-CEO

                             By: /s/ THOMAS A. GILBRIDE
                                 ----------------------------
                             Thomas A. Gilbride,
                             Vice President- Finance  (Chief Accounting Officer)