Form 10-Q
period 2000-06-30
HAWK CORP
filed 2000-08-14
CIK 849240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD _______ TO _______.

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

           Class A Common Stock, $0.01 par value:         8,548,520

           Class B Common Stock, $0.01 par value:          None (0)

                                                                                                                    PAGE

PART I.        FINANCIAL INFORMATION

               Item 1.      Financial Statements (Unaudited)                                                           3

               Item 2.      Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                                       19

               Item 3.      Quantitative and Qualitative Disclosures about Market Risk                                23

PART II. OTHER INFORMATION

               Item 1.      Legal Proceedings                                                                         23

               Item 4.      Submission of Matters to a Vote of Security Holders                                       23

               Item 6.      Exhibits and Reports on Form 8-K                                                          24

SIGNATURES                                                                                                            25

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                                HAWK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                      JUNE 30,             DECEMBER 31,
                                                                                        2000                   1999
                                                                                     (UNAUDITED)              (NOTE)
                                                                                     -----------              ------

ASSETS

Current assets:
     Cash and cash equivalents                                                       $     3,866           $      3,993
     Accounts receivable, less allowance of $430 and $408, respectively                   32,567                 29,745
     Inventories                                                                          27,156                 27,119
     Deferred income taxes                                                                 1,732                  1,747
     Other current assets                                                                  2,195                  3,599
                                                                                     -----------            -----------
            Total current assets                                                          67,516                 66,203

Property, plant and equipment:
     Land                                                                                  1,504                  1,504
     Buildings and improvements                                                           16,301                 16,067
     Machinery and equipment                                                              82,904                 81,953
     Furniture and fixtures                                                                5,002                  4,915
     Construction in progress                                                              6,489                  3,710
                                                                                     -----------            -----------
                                                                                         112,200                108,149
     Less accumulated depreciation                                                        42,518                 37,964
                                                                                     -----------            -----------
            Total property, plant and equipment                                           69,682                 70,185

Other assets:
     Intangible assets                                                                    67,133                 69,177
     Shareholder notes                                                                     1,010                  1,010
     Other                                                                                 3,239                  3,045
                                                                                     -----------            -----------
            Total other assets                                                            71,382                 73,232
                                                                                     -----------            -----------

Total assets                                                                         $   208,580              $ 209,620
                                                                                     ===========              =========

                                HAWK CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                                      JUNE 30,             DECEMBER 31,
                                                                                        2000                   1999
                                                                                     (UNAUDITED)              (NOTE)
                                                                                     -----------              ------

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
     Accounts payable                                                                $    13,722           $     11,414
     Short-term borrowings                                                                   237                    872
     Accrued compensation                                                                  6,462                  6,944
     Other accrued expenses                                                                9,279                  6,271
     Current portion of long-term debt                                                     7,118                  7,160
                                                                                     -----------            -----------
            Total current liabilities                                                     36,818                 32,661

Long-term liabilities:
     Long-term debt                                                                       89,620                 98,244
     Deferred income taxes                                                                10,616                 10,559
     Other                                                                                 1,638                  1,667
                                                                                     -----------            -----------
            Total long-term liabilities                                                  101,874                110,470

Shareholders' equity:
     Series D preferred stock, $.01 par value; an aggregate liquidation value of
       $1,530, plus any accrued and unpaid dividends with 9.8% cumulative
       dividend (1,530 shares authorized, issued and outstanding)                              1                      1
     Class A common stock, $.01 par value; 75,000,000
       shares authorized, 9,187,750 issued and 8,548,520
       and 8,540,920 outstanding, respectively                                                92                     92
     Class B common stock, $.01 par value, 10,000,000
       shares authorized, none issued or outstanding
     Additional paid-in capital                                                           54,631                 54,645
     Retained earnings                                                                    22,488                 18,491
     Accumulated other comprehensive loss -
        foreign currency translation                                                      (2,589)                (1,949)
     Treasury stock, at cost                                                              (4,735)                (4,791)
                                                                                     ------------           ------------
            Total shareholders' equity                                                    69,888                 66,489

Total liabilities and shareholders' equity                                           $   208,580              $ 209,620
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

                                HAWK CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                SIX MONTHS ENDED                               THREE MONTHS ENDED
                                           JUNE 30,              JUNE 30,                JUNE 30,              JUNE 30,
                                             2000                  1999                    2000                  1999
                                             ----                  ----                    ----                  ----

Net sales                               $   108,744          $     95,155            $     53,707          $     48,092
Cost of sales                                78,522                68,326                  38,590                35,343
                                        -----------           -----------             -----------           -----------
Gross profit                                 30,222                26,829                  15,117                12,749

Selling, technical and
  administrative expenses                    16,269                13,049                   8,392                 6,608
Amortization of intangibles                   2,051                 1,859                   1,026                   960
                                        -----------           -----------             -----------           -----------
Total expenses                               18,320                14,908                   9,418                 7,568

Income from operations                       11,902                11,921                   5,699                 5,181

Interest expense                              4,545                 4,799                   2,256                 2,429
Interest income                                 104                   133                      64                    13
Other income (expense), net                    (155)                  329                     (66)                  300
                                        ------------          -----------             ------------          -----------

Income before income taxes                    7,306                 7,584                   3,441                 3,065

Income taxes                                  3,232                 3,143                   1,531                 1,276
                                        -----------           -----------             -----------           -----------

Net income                              $     4,074          $      4,441            $      1,910          $      1,789
                                        ===========          ============            ============          ============

Earnings per share:
  Basic earnings per share              $       .47          $        .50            $        .22          $        .20
                                        ===========          ============            ============          ============

  Diluted earnings per share            $       .47          $        .50            $        .22          $        .20
                                        ===========          ============            ============          ============


See notes to consolidated financial statements.

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                    SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                               2000                1999
                                                                                               ----                ----

Cash flows from operating activities:
     Net income                                                                           $     4,074        $      4,441
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                                          7,362               6,691
         Deferred income taxes                                                                     90                  24
         Loss (gain) on sale of property, plant and equipment                                     416                (274)
     Changes in operating assets and liabilities, net:
         Accounts receivable                                                                   (3,158)             (3,968)
         Inventories                                                                             (270)             (1,484)
         Other assets                                                                           1,482               1,953
         Accounts payable                                                                       2,470                 147
         Other liabilities                                                                      2,187              (1,041)
                                                                                          -----------         ------------
Net cash provided by operating activities                                                      14,653               6,489

Cash flows from investing activities:
     Business acquisitions                                                                                        (14,500)
     Proceeds from sale of property, plant and equipment                                           69               2,052
     Purchases of property, plant and equipment                                                (5,587)             (4,398)
                                                                                          ------------        ------------
Net cash used in investing activities                                                          (5,518)            (16,846)

Cash flows from financing activities:
     Payments on short-term debt                                                                 (587)               (104)
     Proceeds from borrowings on long-term debt                                                 8,391              19,444
     Payments on long-term debt                                                               (16,990)            (19,717)
     Payments of preferred stock dividend                                                         (76)                (74)
     Repurchase of common stock                                                                                    (1,567)
                                                                                          -----------         ------------
     Net cash used in financing activities                                                     (9,262)             (2,018)
                                                                                          ------------        ------------

Net decrease in cash and cash equivalents                                                        (127)            (12,375)
Cash and cash equivalents at the beginning of the period                                        3,993              14,317
                                                                                          -----------         -----------

Cash and cash equivalents at the end of the period                                        $     3,866        $      1,942
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

                                HAWK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 1999
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included by reference in the Form 10-K for Hawk Corporation (the "Company") for the year ended December 31, 1999.

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


NOTE 2 - COMPREHENSIVE INCOME

Comprehensive income is as follows:

                                                   SIX MONTHS ENDED                THREE MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                                  2000            1999              2000          1999
                                                  ----            ----              ----          ----

Net income                                   $   4,074       $   4,441       $     1,910    $     1,789
Foreign currency translation                      (640)         (1,088)             (218)          (329)
                                             ----------      ----------       -----------    -----------
Comprehensive income                         $   3,434       $   3,353       $     1,692    $      1,460
                                             =========       =========       ===========    ============

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The major components of inventories are as follows:

                                                                                       JUNE 30,             DECEMBER 31,
                                                                                          2000                  1999
                                                                                          ----                  ----

Raw materials and work-in-process                                                        $19,685                $19,503
Finished products                                                                          9,163                  9,310
Inventory reserves                                                                        (1,692)                (1,694)
                                                                                         -------                -------
                                                                                         $27,156                $27,119
                                                                                         =======                =======


NOTE 4 - EARNINGS PER SHARE

Basic and dilutive earnings per share is computed as follows:

                                                              SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                              2000           1999            2000            1999
                                                              ----           ----            ----            ----

Numerator:
     Net income                                               $  4,074       $  4,441       $  1,910      $    1,789
     Preferred stock dividends                                     (76)          (74)            (38)            (37)
                                                              ---------      ---------       --------      ----------
Numerator for basic earnings per share-income
  available to common shareholders                               3,998          4,367          1,872           1,752
                                                              ========       ========        =======        ========

Effect of dilutive securities:
     Interest on convertible note, net of tax                       41                             18
                                                              ---------      ---------       --------      ----------

Numerator for diluted earnings per share-income
  available to common shareholders after assumed
  conversion                                                     4,039          4,367          1,890           1,752
                                                              ========       ========        =======        ========

Denominator:
     Denominator for basic earnings per share-
     weighted average shares                                     8,548          8,734          8,549           8,694

Effect of dilutive securities:
   Employee stock options                                           11                            27
   Convertible notes and options                                   112             89            100             133
                                                              --------       --------        -------        --------

Denominator for diluted earnings per share-
   adjusted weighted average shares and assumed
   conversions                                                   8,671          8,823           8,676          8,827
                                                              ========       ========        ========       ========

Basic earnings per share                                      $    .47       $    .50        $    .22       $    .20
                                                              ========       ========        ========       ========

Diluted earnings per share                                    $    .47       $    .50        $    .22        $   .20
                                                              ========       ========        ========       ========

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

The other segment consists of corporate and operating segments, which do not meet the quantitative thresholds for determining reportable segments. The operating segments include the manufacturing of die-cast aluminum rotors, clutch assemblies for the high performance racing markets and a stamping operation.

The information by segment is as follows:

                                                           SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                               JUNE 30,                          JUNE 30,
                                                          2000           1999               2000           1999
                                                          ----           ----               ----           ----
Revenues from external customers:
   Friction products                                  $   53,199      $   51,014        $   26,350      $   24,960
   Powder metal                                           43,293          34,597            21,502          18,409
   Other                                                  12,252           9,544             5,855           4,723
                                                        --------        --------          --------        --------
Consolidated                                          $  108,744      $   95,155        $   53,707      $   48,092

Depreciation and amortization:
   Friction products                                  $    4,124      $    3,952        $    2,067      $    1,929
   Powder metal                                            2,527           2,228             1,279           1,210
   Other                                                     711             511               363             253
                                                        --------        --------          --------        --------
Consolidated                                          $    7,362      $    6,691        $    3,709      $    3,392

Operating income:
   Friction products                                  $    5,395      $    5,393        $    3,189      $    2,527
   Powder metal                                            6,375           6,557             2,691           2,913
   Other                                                     132            (29)             (181)           (259)
                                                        --------        --------          --------        --------
Consolidated                                          $   11,902      $   11,921        $    5,699      $    5,181

NOTE 6 - SUPPLEMENTAL GUARANTOR INFORMATION

Each of the Company's Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest with respect to the 10.25% Senior Notes due December 1, 2003 (the "Senior Notes"). The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.

The following supplemental unaudited consolidating condensed financial statements present (in thousands):

     1. Consolidating condensed balance sheets as of June 30, 2000 and December 31, 1999, consolidating condensed statements of income for the three and six month periods ended June 30, 2000 and 1999 and consolidating condensed statements of cash flows for the six months ended June 30, 2000 and 1999.

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

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)

                                                                     JUNE 30, 2000
                                       ---------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                       ---------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents             $    1,935   $      116      $   1,815                      $    3,866
   Accounts receivable, net                               24,987          7,580                          32,567
   Inventories, net                                       21,521          5,635                          27,156
   Deferred income taxes                      1,459                         273                           1,732
   Other current assets                         209        1,375            611                           2,195
                                       ---------------------------------------------------------------------------
Total current assets                          3,603       47,999         15,914                          67,516
Investment in subsidiaries                      793        4,265                       $   (5,058)
Inter-company advances, net                 152,888        3,219         (3,126)         (152,981)
Property, plant and equipment, net                        61,328          8,354                          69,682
Intangible assets                               211       66,922                                         67,133
Other                                         1,010        3,507            742            (1,010)        4,249
                                       ---------------------------------------------------------------------------

TOTAL ASSETS                             $  158,505   $  187,240      $  21,884        $ (159,049)   $  208,580
                                       ===========================================================================
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                   $   10,513      $   3,209                      $   13,722
   Short-term borrowings                                                    237                             237
   Accrued compensation                  $        9        5,315          1,138                           6,462
   Other accrued expenses                     3,082        5,690            507                           9,279
   Current portion of long-term debt          5,000        1,750            368                           7,118
                                       ---------------------------------------------------------------------------
Total current liabilities                     8,091       23,268          5,459                          36,818

Long-term liabilities:
   Long-term debt                            85,000        3,967            653                          89,620
   Deferred income taxes                      9,906                         710                          10,616
   Other                                                     522          1,116                           1,638
   Inter-company advances, net                1,127      143,183          9,681        $ (153,991)
                                       ---------------------------------------------------------------------------
Total long-term liabilities                  96,033      147,672         12,160          (153,991)      101,874
                                       ---------------------------------------------------------------------------
Total liabilities                           104,124      170,940         17,619          (153,991)      138,692
Shareholders' equity                         54,381       16,300          4,265            (5,058)       69,888
                                       ---------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                $  158,505   $  187,240      $  21,884        $ (159,049)   $  208,580
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
                                       ---------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents             $    1,691   $      193      $   2,109                      $    3,993
   Accounts receivable, net                               22,883          6,862                          29,745
   Inventories, net                                       21,766          5,353                          27,119
   Deferred income taxes                      1,459                         288                           1,747
   Other current assets                       1,327        1,979            293                           3,599
                                       ---------------------------------------------------------------------------
Total current assets                          4,477       46,821         14,905                          66,203
Investment in subsidiaries                      793        5,065                       $   (5,858)
Inter-company advances, net                 156,992          997           (904)         (157,085)
Property, plant and equipment, net                        62,590          7,595                          70,185
Intangible assets                               215       68,962                                         69,177
Other                                         1,010        3,394            661            (1,010)        4,055
                                       ---------------------------------------------------------------------------

TOTAL ASSETS                             $  163,487   $  187,829      $  22,257       $  (163,953)   $  209,620
                                       ===========================================================================
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                   $    8,084      $   3,330                      $   11,414
   Short-term borrowings                                                    872                             872
   Accrued compensation                  $        9        6,032            903                           6,944
   Other accrued expenses                     1,473        4,388            410                           6,271
   Current portion of long-term debt          5,000        1,745            415                           7,160
                                       ---------------------------------------------------------------------------
Total current liabilities                     6,482       20,249          5,930                          32,661

Long-term liabilities:
   Long-term debt                            92,451        4,934            859                          98,244
   Deferred income taxes                      9,906                         653                          10,559
   Other                                                     522          1,145                           1,667
   Inter-company advances, net                1,127      148,363          8,605        $ (158,095)
                                       ---------------------------------------------------------------------------
Total long-term liabilities                 103,484      153,819         11,262          (158,095)      110,470
                                       ---------------------------------------------------------------------------
Total liabilities                           109,966      174,068         17,192          (158,095)      143,131
Shareholders' equity                         53,521       13,761          5,065            (5,858)       66,489
                                       ---------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                $  163,487   $  187,829      $  22,257       $  (163,953)   $  209,620
                                       ===========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                            SIX MONTHS ENDED JUNE 30, 2000
                                        -------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                        -------------------------------------------------------------------------

Net sales                                            $   97,322      $  11,422                     $  108,744
Cost of sales                            $    285        69,069          9,168                         78,522
                                       -------------------------------------------------------------------------
Gross profit                                 (285)       28,253          2,254                         30,222

Expenses:
   Selling, technical and
     administrative expenses                  144        14,029          2,096                         16,269
   Amortization of intangible assets            5         2,046                                         2,051
                                       -------------------------------------------------------------------------
Total expenses                                149        16,075          2,096                         18,320
                                       -------------------------------------------------------------------------
Income from operations                       (434)       12,178            158                         11,902
Interest (income) expense, net             (1,893)        6,014            320                          4,441
Income (loss) from equity investees         3,179          (455)                     $  (2,724)
Other expense                                               101             54                            155
                                       -------------------------------------------------------------------------
Income (loss) before income taxes           4,638         5,608           (216)         (2,724)         7,306
Income taxes                                  564         2,429            239                          3,232
                                       -------------------------------------------------------------------------

NET INCOME (LOSS)                        $  4,074    $    3,179      $    (455)      $  (2,724)    $    4,074
                                       =========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                            SIX MONTHS ENDED JUNE 30, 1999
                                       --------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                     GUARANTOR      NON-GUARANTOR
                                         PARENT     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       --------------------------------------------------------------------------

Net sales                                            $   84,581      $  10,574                     $   95,155
Cost of sales                                            59,242          9,084                         68,326
                                       -------------------------------------------------------------------------
Gross profit                                             25,339          1,490                         26,829

Expenses:
   Selling, technical and
     administrative expenses              $  (125)       11,862          1,312                         13,049
   Amortization of intangible assets            4         1,855                                         1,859
                                       -------------------------------------------------------------------------
Total expenses                               (121)       13,717          1,312                         14,908
                                       -------------------------------------------------------------------------
Income from operations                        121        11,622            178                         11,921
Interest (income) expense, net             (1,928)        6,374            220                          4,666
Income (loss) from equity investees         3,183          (116)                     $  (3,067)
Other income                                  (29)         (281)           (19)                          (329)
                                       -------------------------------------------------------------------------
Income (loss) before income taxes           5,261         5,413            (23)         (3,067)         7,584
Income taxes                                  820         2,230             93                          3,143
                                       -------------------------------------------------------------------------

NET INCOME (LOSS)                        $  4,441    $    3,183      $    (116)      $  (3,067)    $    4,441
                                       =========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                           THREE MONTHS ENDED JUNE 30, 2000
                                        -------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                        -------------------------------------------------------------------------

Net sales                                            $   47,690      $   6,017                     $   53,707
Cost of sales                            $    120        33,601          4,869                         38,590
                                       -------------------------------------------------------------------------
Gross profit                                 (120)       14,089          1,148                         15,117

Expenses:
   Selling, technical and
     administrative expenses                   24         7,233          1,135                          8,392
   Amortization of intangible assets            3         1,023                                         1,026
                                       -------------------------------------------------------------------------
Total expenses                                 27         8,256          1,135                          9,418
                                       -------------------------------------------------------------------------
Income (loss) from operations                (147)        5,833             13                          5,699
Interest (income) expense, net               (964)        2,980            176                          2,192
Income (loss) from equity investees         1,407          (224)                     $  (1,183)
Other (income) expense                         (1)          104            (37)                            66
                                       -------------------------------------------------------------------------
Income (loss) before income taxes           2,225         2,525           (126)         (1,183)         3,441
Income taxes                                  315         1,118             98                          1,531
                                       -------------------------------------------------------------------------

NET INCOME (LOSS)                        $  1,910    $    1,407      $    (224)      $  (1,183)    $    1,910
                                       =========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                           THREE MONTHS ENDED JUNE 30, 1999
                                        -------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                        -------------------------------------------------------------------------

Net sales                                            $   42,634      $   5,458                     $   48,092
Cost of sales                                            30,726          4,617                         35,343
                                       -------------------------------------------------------------------------
Gross profit                                             11,908            841                         12,749

Expenses:
   Selling, technical and
     administrative expenses                              5,927            681                          6,608
   Amortization of intangible assets      $     4           956                                           960
                                       -------------------------------------------------------------------------
Total expenses                                  4         6,883            681                          7,568
                                       -------------------------------------------------------------------------
Income (loss) from operations                  (4)        5,025            160                          5,181
Interest (income) expense, net               (908)        3,218            106                          2,416
Income (loss) from equity investees         1,207            10                      $  (1,217)
Other income                                  (29)         (261)           (10)                          (300)
                                       -------------------------------------------------------------------------
Income (loss) before income taxes           2,140         2,078             64          (1,217)         3,065
Income taxes                                  351           871             54                          1,276
                                       -------------------------------------------------------------------------

NET INCOME (LOSS)                        $  1,789    $    1,207      $      10       $  (1,217)    $    1,789
                                       =========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                            SIX MONTHS ENDED JUNE 30, 2000
                                       --------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       --------------------------------------------------------------------------

Net cash provided by operating
   activities                            $    7,771   $    6,193      $     689                     $   14,653

Cash flows from investing activities:
   Proceeds from sale of property,
     plant and equipment
   Purchase of property, plant and                            69                                            69
     equipment                                            (5,377)          (210)                        (5,587)
                                       --------------------------------------------------------------------------
Net cash used in investing activities                     (5,308)          (210)                        (5,518)

Cash flows from financing activities:
   Payments on short-term debt                                             (587)                          (587)
   Proceeds from borrowings of
     long-term debt                           7,867          524                                         8,391
   Payments on long-term debt               (15,318)      (1,486)          (186)                       (16,990)
   Payment of preferred stock dividend          (76)                                                       (76)
                                       --------------------------------------------------------------------------
Net cash used in financing activities        (7,527)        (962)          (773)                        (9,262)

Net increase (decrease) in cash
   and cash equivalents                         244          (77)          (294)                          (127)
Cash and cash equivalents,
   at beginning of period                     1,691          193          2,109                          3,993
                                       --------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
   AT END OF PERIOD                      $    1,935   $      116      $   1,815          $  0       $    3,866
                                       ==========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                            SIX MONTHS ENDED JUNE 30, 1999
                                       --------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       --------------------------------------------------------------------------

Net cash provided by operating
   activities                            $    2,807   $    2,627      $   1,055                     $    6,489

Cash flows from investing activities:
   Business acquisitions                    (14,500)                                                   (14,500)
   Purchase of property, plant and
     equipment                                            (3,936)          (462)                        (4,398)
   Proceeds from sale of
     property, plant and equipment                         2,052                                         2,052
                                       --------------------------------------------------------------------------
Net cash used in investing activities       (14,500)      (1,884)          (462)                       (16,846)

Cash flows from financing activities:
   Payments on short-term borrowings                                       (104)                          (104)
   Proceeds from borrowings of
     long-term debt                          19,444                                                     19,444
   Payments on long-term debt               (18,736)        (640)          (341)                       (19,717)
   Payment of preferred stock dividend          (74)                                                       (74)
   Repurchase of common stock                (1,567)                                                    (1,567)
                                       --------------------------------------------------------------------------
Net cash used in financing activities          (933)        (640)          (445)                        (2,018)

Net (decrease) increase in cash and
   cash equivalents                         (12,626)         103            148                        (12,375)
Cash and cash equivalents,
   at beginning of period                    12,878           46          1,393                         14,317
                                       --------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
   AT END OF PERIOD                      $      252   $      149      $   1,541          $  0       $    1,942
                                       ==========================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

GENERAL

Hawk operates primarily in two reportable segments: friction products and powder metal. The Company's friction products are made from proprietary formulations of composite materials that primarily consist of metal powders and synthetic natural fibers. Friction products, which represented 49% of the Company's sales in the first six months of 2000, are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Friction products manufactured by the Company include friction linings for use in brakes, transmissions and clutches in aerospace, construction equipment, agricultural, truck and specialty vehicle markets. The Company's powder metal components are made from formulations of composite powder metal alloys. The powder metal segment, which represented 40% of Company sales in the first six months of 2000, manufactures a variety of components for use in fluid power, truck, lawn and garden, construction, agriculture, home appliance, automotive and office equipment markets. In addition, the Company designs and manufactures die-cast aluminum rotors for small electric motors used in appliances, business machines and exhaust fans and clutch assemblies for the high performance racing markets.


SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

Net Sales. Net sales increased $5.6 million, or 11.6%, to $53.7 million in the second quarter of 2000 from $48.1 million in the comparable quarter of 1999. The Company experienced sales increases in all its segments. Sales in the Company's powder metal segment increased $3.1 million, or 16.9%, to $21.5 million in the second quarter of 2000 from $18.4 million in the comparable quarter of 1999. The increase in sales in this segment was driven primarily by increased demand from the Company's existing customer base as well as sales to new customers in 2000. Sales in the friction segment increased $1.4 million, or 5.6%, to $26.4 million in the second quarter of 2000 from $25.0 million in the comparable quarter of 1999. The increase in this segment was driven by strong demand in the construction and specialty friction markets. This increase was partially offset by declines in the truck markets served by the Company. Sales in the Company's other segment, which includes rotors and high performance clutches, increased $1.2 million, or 25.5%, to $5.9 million in the second quarter of 2000 from $4.7 million in the comparable quarter of 1999. The increase in this segment is attributable to the acquisition of Quarter Master Industries, Inc. in November 1999. Sales of rotors during the second quarter of 2000 were flat compared to the comparable quarter in 1999.

Gross Profit. Gross profit increased $2.4 million, or 18.9%, to $15.1 million in the second quarter of 2000 from $12.7 million in the comparable quarter of 1999. The increase is attributable to volume increases during the current quarter and the effects of cost reduction and manufacturing improvement programs initiated by the Company. Offsetting this increase were product mix, start up costs of new product introductions and a 9.8% increase in depreciation in the second quarter of 2000, primarily as a result of the Company's capital expansion program. As a result of these factors, the gross profit margin increased to 28.1% in the second quarter of 2000 from 26.4% in the comparable period of 1999.

Selling, Technical and Administrative ("ST&A") Expenses. ST&A expenses increased $1.8 million, or 27.3%, to $8.4 million in the second quarter of 2000 from $6.6 million in the comparable period of 1999. The acquisition of Quarter Master, and expenses associated with the opening of the Company's Mexican and Chinese facilities represented 44.4% of the total increase in ST&A during the second quarter of 2000. In addition, the Company incurred additional personnel costs during the quarter as a result of a number of staff development programs initiated in the friction and powder metal segments. As a result, ST&A expenses, as a percent of sales, increased to 15.6% of sales in the second quarter of 2000 from 13.7% in the comparable quarter of 1999.

Income from Operations. Income from operations increased by $0.5 million, or 9.6%, to $5.7 million in the second quarter of 2000 from $5.2 million in the comparable quarter of 1999. Income from operations as a percent of net sales decreased to 10.6% in the second quarter of 2000 from 10.8% in the comparable quarter of 1999, reflecting increased depreciation and ST&A expenses. Operating income in the Company's friction segment increased $0.7 million, or 28.0%, to $3.2 million in the second quarter of 2000 from $2.5 million in the comparable quarter of 1999. This increase occurred as a result of increased sales volumes, internal manufacturing process improvements and cost reduction programs, offset by increased expenditures relating to the Company's Chinese facility start-up and higher depreciation costs. Operating income in the Company's powder metal segment decreased $0.2 million, or 6.9%, to $2.7 million in the second quarter of 2000 from $2.9 million in the comparable quarter of 1999. The decline in this segment was due to product mix, the continued reduction of high margin shipments to a customer in the office equipment market and higher depreciation expenses.

Interest Expense. Interest expense decreased $0.1 million, or 4.2%, to $2.3 million in the second quarter of 2000 from $2.4 million in the comparable quarter of 1999. The decrease is attributable primarily to lower debt levels during the quarter.

Income Taxes. The provision for income taxes increased to $1.5 million in the second quarter of 2000 from $1.3 million in the comparable quarter of 1999, reflecting the increase in pre-tax income. The Company's effective tax rate during the second quarter of 2000 was 44.5% compared to 41.6% in the comparable quarter of 1999. The increase in the effective rate during the second quarter of 2000 resulted primarily from the Company qualifying for state investment tax credits in the second quarter of 1999.

Net Income. As a result of the factors discussed above, net income increased $0.1 million, or 5.6%, to $1.9 million in the second quarter of 2000 from $1.8 million in the comparable period of 1999.

FIRST SIX MONTHS OF 2000 COMPARED TO FIRST SIX MONTHS OF 1999

Net Sales. Net sales increased by $13.5 million, or 14.2%, to $108.7 million during the first six months of 2000 from $95.2 million during the first six months of 1999. The sales increase during the period was attributable to the acquisition of Quarter Master and to a lesser extent, the acquisition of Allegheny Powder Metallurgy, Inc. in March 1999 and volume increases to existing and new customers in the Company's other segments. Sales in the Company's powder metal segment increased 25.1% to $43.3 million for the first six months of 2000 from $34.6 million in the comparable period of 1999. Sales in the Friction segment increased 4.3% to $53.2 million for the six months ended June 2000 from $51.0 million in the comparable period of 1999. Sales in the Company's other segment, which includes rotors and high performance clutches, increased $2.8 million, or 29.5%, to $12.3 million in the second quarter of 2000 from $9.5 million in the comparable quarter of 1999. The increase in this segment is attributable to the acquisition of Quarter Master.

Gross Profit. Gross profit increased $3.4 million, or 12.7%, to $30.2 million during the first six months of 2000 from $26.8 million during the first six months of 1999. The gross profit margin decreased to 27.8% during the first six months of 2000 from 28.2% during the comparable period of 1999. The decrease was primarily due to product mix changes, start-up costs of new product introductions in the powder metal segment and a 10.1% increase in depreciation primarily as a result of the Company's capital expansion program.

ST&A Expenses. ST&A expenses increased $3.3 million, or 25.4%, to $16.3 million during the first six months of 2000 from $13.0 million during the first six months of 1999. The factors affecting the increase in ST&A include the acquisition of Quarter Master, expenses associated with the opening of the Company's facilities in Mexico and China and increased personnel costs in the friction and powder metal segments. ST&A expenses increased to 15.0% of sales during the first six months of 2000 from 13.7% during the comparable period of 1999.

Income from Operations. Income from operations was flat at $11.9 million during the first six months of 2000 and 1999. Income from operations as a percent of net sales decreased to 10.9% in the first six months of 2000 from 12.5% in the comparable six month period of 1999, reflecting increased depreciation and ST&A expenses. Operating income from the Company's friction segment was flat at $5.4 million. Operating income increases due to higher volumes during the six month period ended June 30, 2000 were offset by product mix and severance costs expenditures in the first quarter of 2000. Operating income in the powder metal segment decreased $0.2 million, or 3.0%, to $6.4 million in the first six months of 2000 from $6.6 million in the comparable six month period of 1999. The decrease was the result of product mix, the continued reduction of high margin shipments to a customer in the office equipment market and higher depreciation expenses offset by volume increases during the period.

Interest Expense. Interest expense decreased $0.3 million, or 6.3%, to $4.5 million in the first six months of 2000 from $4.8 million in the comparable six month period of 1999. The decrease is attributable to lower debt levels during the period.

Income Taxes. The provision for income taxes increased to $3.2 million in the first six months of 2000 from $3.1 million in the comparable period of 1999. The Company's effective tax rate during the first six months of 2000 was 44.2% compared to 41.4% in the comparable six month period of 1999. The increase in the effective rate during the six month period ended June 30, 2000 compared to the period ended June 30, 1999 resulted primarily from the Company qualifying for state investment tax credits during the 1999 period.

Net Income. As a result of the factors discussed above, net income decreased $0.3 million, or 6.8%, to $4.1 million in the first six months of 2000 from $4.4 million in the comparable period of 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations. In addition, the Company has available a $50.0 million revolving credit facility (the "Revolver") entered into in May 1998, which may be used for general corporate purposes or to finance future acquisitions. As of June 30, 2000, the Company had $50.0 million available under the Revolver.

Net cash provided by operating activities was $14.7 million and $6.5 million for the six month period ended June 30, 2000 and 1999, respectively. Cash provided by working capital assets as of June 30, 2000 and a 10.0% increase in depreciation and amortization expense to $7.4 million for the period ended June 30, 2000 primarily accounted for the increase in operating cash flow.

Net cash used in investing activities was $5.5 million and $16.8 million for the six month period ended June 30, 2000 and 1999, respectively. The cash used in investing activities during the six month period ended June 30, 2000, consisted of purchases of property, plant and equipment. In the comparable period of 1999, cash used in investing activities consisted of $14.5 million for the acquisition of Allegheny and $4.4 million for purchases of property, plant and equipment. During the period ended June 30, 1999, the Company received proceeds of $2.1 million from the sale of its research and development facility in Solon, Ohio.

Net cash used in financing activities was $9.3 million for the six month period ended June 30, 2000 from the payment of outstanding debt. In the six month period ended June 30, 1999, cash used in financing activities was $2.0 million. The funds were primarily used to repurchase $1.6 million of the Company's common stock and the payment of $0.3 million of outstanding debt.

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

As of June 30, 2000, the Company was in compliance with the terms of its indebtedness.

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


FORWARD LOOKING STATEMENTS

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about growth of existing markets and its ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. In addition to statements which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," "optimistic," "will" and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially and adversely from those in the forward-looking statements, including the following:

     - the effect of the Company's debt service requirements on funds available for operations and future business opportunities and the Company's vulnerability to adverse general economic and industry conditions and competition;
     - the ability of the Company to continue to meet the terms of its credit facilities, which contain a number of significant financial covenants and other restrictions;
     - the ability of the Company to utilize all of its manufacturing capacity;
     - changes in product mix, including increased sales of lower margin powder metal products compared to higher margin friction components;
     - the effect of any future acquisitions by the Company on its indebtedness and on the funds available for operations and future business opportunities;
     - the effect of competition by manufacturers using new or different technologies;
     - the effect on the Company's international operations of unexpected changes in regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, fluctuations in currency exchange rates, difficulty in accounts receivable collection and potentially adverse tax consequences;
     - the ability of the Company to successfully integrate its international expansion to Mexico and China, as well as any other future acquisitions, into the Company's existing businesses;
     - the ability of the Company to negotiate new agreements, as they expire, with its unions representing certain of its employees, including agreements with approximately 230 employees at the Company's Brook Park, Ohio facility expiring in October 2000 and approximately 190 employees at the Company's Orzinuovi, Italy facility expiring in December 2000, on terms favorable to the Company or without experiencing work stoppages;
     - the effect of any interruption in the Company's supply of raw materials or a substantial increase in the price of any of the raw materials;
     -    the continuity of business relationships with major customers; and

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

Interest Rate Sensitivity. In June 1998, the Company entered into an interest rate swap with a notional amount of $35.0 million. At June 30, 2000, the notional amount was $25.0 million. The notional amount is used to calculate the contractual cash flow to be exchanged and does not represent exposure to credit loss. If this agreement were settled at June 30, 2000, the Company would receive approximately $0.3 million.

Foreign Currency Exchange Risk. The Company currently does not hedge its foreign currency exposure and, therefore, has not entered into any forward foreign exchange contracts to hedge foreign currency transactions. The Company has operations outside the United States with foreign-currency denominated assets and liabilities, primarily denominated in Italian lira, Canadian dollars and Mexican pesos. Because the Company has foreign-currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The unhedged foreign currency balance sheet exposures as of June 30, 2000 are not expected to result in a significant impact on earnings or cash flows.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various lawsuits arising in the ordinary course of business. In the Company's opinion, the outcome of these matters is not anticipated to have a material adverse effect on the Company's financial condition, liquidity or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 16, 2000 the Company held its 2000 Annual Meeting of Stockholders to act on proposals to elect Directors, approve the Hawk Corporation 2000 Long-Term Incentive Plan, approve performance based compensation for the Company's co-chief executive officers and to ratify the appointment of its independent accountants for 2000.

Paul R. Bishop, Jack F. Kemp and Dan T. Moore, III were re-elected for a one year term of office expiring in 2001 with 7,606,862, 7,606,362, and 7,606,862 affirmative votes, respectively (99.8% of the total votes cast, respectively). These candidates had 14,707, 15,207 and 14,707 votes withheld, respectively.

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

The proposal to approve the Hawk Corporation 2000 Long-Term Incentive Plan received 5,930,122 affirmative votes (77.8% of the total votes cast), 589,021 votes against and 5,100 abstentions.

The proposal to approve the performance-based compensation for the Company's co-chief executive officers for purposes of Section 162(m) of the Internal Code received 7,519,125 affirmative votes (98.7% of the total votes cast), 73,011 votes against and 7,423 abstentions.

The proposal to ratify the appointment of Ernst and Young LLP as the Company's independent accountants for 2000 received 7,617,191 affirmative votes (99.9% of the total votes cast), 3,613 votes against and 755 abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:
        27.1     Financial Data Schedule for the period ended
                 June 30, 2000 (filed herewith).

(b)     Reports on Form 8-K:
        None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 2000      HAWK CORPORATION

                           By: /s/ Ronald E. Weinberg
                              -----------------------
                           Ronald E. Weinberg,
                           Co-Chairman and Treasurer

                           By: /s/ Thomas A. Gilbride
                              -----------------------
                           Thomas A. Gilbride,
                           Vice President- Finance  (Chief Accounting Officer)