Form 10-Q
period 2000-09-30
HAWK CORP
filed 2000-11-14
CIK 849240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD ________ TO _________.

                        COMMISSION FILE NUMBER 001-13797

                                HAWK CORPORATION
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                        34-1608156
          --------                                        ----------
 (State of incorporation)                   (I.R.S. Employer Identification No.)

             200 PUBLIC SQUARE, SUITE 30-5000, CLEVELAND, OHIO 44114
     ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (216) 861-3553
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

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

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                                HAWK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                                        2000                   1999
                                                                                     (UNAUDITED)              (NOTE)
                                                                                     -----------              ------

ASSETS

Current assets:
     Cash and cash equivalents                                                       $     4,709           $      3,993
     Accounts receivable, less allowance of $515 and $408, respectively                   30,655                 29,745
     Inventories                                                                          27,970                 27,119
     Deferred income taxes                                                                 1,711                  1,747
     Other current assets                                                                  2,680                  3,599
                                                                                     -----------            -----------
            Total current assets                                                          67,725                 66,203

Property, plant and equipment:
     Land                                                                                  1,518                  1,504
     Buildings and improvements                                                           17,117                 16,067
     Machinery and equipment                                                              83,541                 81,953
     Furniture and fixtures                                                                5,223                  4,915
     Construction in progress                                                              6,514                  3,710
                                                                                     -----------            -----------
                                                                                         113,913                108,149
     Less accumulated depreciation                                                        44,494                 37,964
                                                                                     -----------            -----------
            Total property, plant and equipment                                           69,419                 70,185

Other assets:
     Intangible assets                                                                    66,109                 69,177
     Shareholder notes                                                                     1,010                  1,010
     Other                                                                                 3,379                  3,045
                                                                                     -----------            -----------
            Total other assets                                                            70,498                 73,232
                                                                                     -----------            -----------

Total assets                                                                         $   207,642              $ 209,620
                                                                                     ===========              =========

                                HAWK CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                                     SEPTEMBER 30,          DECEMBER 31,
                                                                                        2000                   1999
                                                                                     (UNAUDITED)              (NOTE)
                                                                                     -----------              ------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $    11,900           $     11,414
     Short-term borrowings                                                                    46                    872
     Accrued compensation                                                                  7,025                  6,944
     Other accrued expenses                                                                9,213                  6,271
     Current portion of long-term debt                                                     7,119                  7,160
                                                                                     -----------              ---------
            Total current liabilities                                                     35,303                 32,661

Long-term liabilities:
     Long-term debt                                                                       89,059                 98,244
     Deferred income taxes                                                                10,640                 10,559
     Other                                                                                 1,578                  1,667
                                                                                     -----------              ---------
            Total long-term liabilities                                                  101,277                110,470

Shareholders' equity:
     Series D preferred stock, $.01 par value; an aggregate liquidation value of
       $1,530, plus any accrued and unpaid dividends with 9.8% cumulative
       dividend (1,530 shares authorized, issued and outstanding)                              1                      1
     Class A common stock, $.01 par value; 75,000,000
       shares authorized, 9,187,750 issued and 8,548,520
       and 8,540,920 outstanding, respectively                                                92                     92
     Class B common stock, $.01 par value, 10,000,000
       shares authorized, none issued or outstanding
     Additional paid-in capital                                                           54,631                 54,645
     Retained earnings                                                                    23,944                 18,491
     Accumulated other comprehensive loss -
        foreign currency translation                                                      (2,871)                (1,949)
     Treasury stock, at cost                                                              (4,735)                (4,791)
                                                                                     -----------              ---------
            Total shareholders' equity                                                    71,062                 66,489

Total liabilities and shareholders' equity                                           $   207,642              $ 209,620
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

                                HAWK CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                NINE MONTHS ENDED                              THREE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,           SEPTEMBER 30,         SEPTEMBER 30,
                                             2000                  1999                    2000                  1999
                                             ----                  ----                    ----                  ----

Net sales                               $   156,490          $    140,781            $     47,746          $     45,626
Cost of sales                               112,756               103,264                  34,234                34,938
                                        -----------           -----------             -----------           -----------
Gross profit                                 43,734                37,517                  13,512                10,688

Selling, technical and
  administrative expenses                    23,982                19,597                   7,713                 6,548
Amortization of intangibles                   3,075                 2,816                   1,024                   957
                                        -----------           -----------             -----------           -----------
Total expenses                               27,057                22,413                   8,737                 7,505

Income from operations                       16,677                15,104                   4,775                 3,183

Interest expense                              6,775                 7,095                   2,230                 2,296
Interest income                                 171                   399                      67                   266
Other (expense) income, net                    (441)                  780                    (286)                  451
                                        ------------          -----------             ------------          -----------

Income before income taxes                    9,632                 9,188                   2,326                 1,604

Income taxes                                  4,065                 3,512                     833                   369
                                        -----------           -----------             -----------           -----------

Net income                              $     5,567          $      5,676            $      1,493          $      1,235
                                        ===========          ============            ============          ============

Earnings per share:
  Basic earnings per share              $       .64          $        .64            $        .17          $        .14
                                        ===========          ============            ============          ============

  Diluted earnings per share            $       .64          $        .63            $        .17          $        .14
                                        ===========          ============            ============          ============


See notes to consolidated financial statements.

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                    NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                               2000                1999
                                                                                               ----                ----

Cash flows from operating activities:
     Net income                                                                           $     5,567        $      5,676
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                                         10,974              10,133
         Deferred income taxes                                                                    171                  23
         Loss (gain) on sale of property, plant and equipment                                     416                 (95)
     Changes in operating assets and liabilities, net:
         Accounts receivable                                                                   (1,750)             (3,470)
         Inventories                                                                           (1,436)                672
         Other assets                                                                             814                 741
         Accounts payable                                                                         866                (124)
         Other liabilities                                                                      3,497                 392
                                                                                          -----------         -----------
Net cash provided by operating activities                                                      19,119              13,948

Cash flows from investing activities:
     Business acquisitions                                                                                        (14,500)
     Proceeds from sale of property, plant and equipment                                           69               3,648
     Purchases of property, plant and equipment                                                (8,331)             (6,873)
                                                                                          ------------        ------------
Net cash used in investing activities                                                          (8,262)            (17,725)

Cash flows from financing activities:
     Payments on short-term debt                                                                 (760)
     Proceeds from borrowing on short-term debt                                                                        91
     Proceeds from borrowings on long-term debt                                                10,982              26,051
     Payments on long-term debt                                                               (20,065)            (30,738)
     Payments of preferred stock dividend                                                        (114)               (111)
     Repurchase of common stock                                                                                    (2,798)
                                                                                          -----------         ------------
Net cash used in financing activities                                                          (9,957)             (7,505)

Effect of exchange rate changes on cash                                                          (184)               (100)

Net decrease in cash and cash equivalents                                                         716             (11,382)
Cash and cash equivalents at the beginning of the period                                        3,993              14,317
                                                                                          -----------         -----------

Cash and cash equivalents at the end of the period                                        $     4,709        $      2,935
                                                                                          ===========        ============

See notes to consolidated financial statements.

                                HAWK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Form 10-K for Hawk Corporation (the "Company") for the year ended December 31, 1999.

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


NOTE 2 - COMPREHENSIVE INCOME

Comprehensive income is as follows:

                                                                      NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     2000            1999              2000          1999
                                                                     ----            ----              ----          ----

Net income                                                      $   5,567       $   5,676       $     1,493    $     1,235
Foreign currency translation                                         (922)           (795)             (281)           293
                                                                ----------      ----------       -----------    ----------
Comprehensive income                                            $   4,645       $   4,881       $     1,212    $     1,528
                                                                =========       =========       ===========    ===========

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The major components of inventories are as follows:

                                           SEPTEMBER 30,          DECEMBER 31,
                                               2000                   1999
                                               ----                   ----

Raw materials and work-in-process             $19,069                $19,503
Finished products                              10,384                  9,310
Inventory reserves                             (1,483)                (1,694)
                                              -------                -------
                                              $27,970                $27,119
                                              =======                =======


NOTE 4 - EARNINGS PER SHARE

Basic and dilutive earnings per share is computed as follows:

                                                                 NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                                2000           1999            2000            1999
                                                                ----           ----            ----            ----

Numerator:
     Net income                                               $   5,567     $    5,676       $  1,493      $   1,235
     Preferred stock dividends                                     (114)          (111)           (38)           (37)
                                                              ---------      ---------       --------      ---------
Numerator for basic earnings per share-income
  available to common shareholders                                5,453          5,565          1,455          1,198
                                                              =========      =========       ========      =========

Effect of dilutive securities:
     Interest on convertible note, net of tax                        56                            18
                                                              ---------      ---------       --------      ---------

Numerator for diluted earnings per share-income
  available to common shareholders after assumed
  conversion                                                      5,509          5,565          1,473          1,198
                                                              =========      =========       ========      =========

Denominator:
     Denominator for basic earnings per share-
       weighted average shares                                    8,548          8,696          8,549          8,621

Effect of dilutive securities:
     Employee stock options                                          21                            51
     Convertible notes                                              108            101            100            125
                                                              ---------      ---------       --------      ---------

Denominator for diluted earnings per share-
   adjusted weighted average shares and assumed
   conversions                                                    8,677          8,797          8,700          8,746
                                                              =========      =========       ========      =========

Basic earnings per share                                      $     .64      $     .64       $    .17      $     .14
                                                              =========      =========       ========      =========

Diluted earnings per share                                    $     .64      $     .63       $    .17      $     .14
                                                              =========      =========       ========      =========

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

The information by segment is as follows:

                                                           NINE MONTHS ENDED                THREE MONTHS ENDED
                                                             SEPTEMBER 30,                    SEPTEMBER 30,
                                                          2000           1999               2000           1999
                                                          ----           ----               ----           ----
Revenues from external customers:
   Friction products                                  $   78,301      $   75,762        $   25,102      $   24,748
   Powder metal                                           61,202          50,921            17,909          16,324
   Other                                                  16,987          14,098             4,735           4,554
                                                        --------        --------          --------        --------
Consolidated                                          $  156,490      $  140,781        $   47,746      $   45,626

Depreciation and amortization:
   Friction products                                  $    6,139      $    5,950        $    2,015      $    1,998
   Powder metal                                            3,751           3,422             1,224           1,194
   Other                                                   1,084             761               373             250
                                                        --------        --------          --------        --------
Consolidated                                          $   10,974      $   10,133        $    3,612      $    3,442

Operating income:
   Friction products                                  $    8,629      $    6,771        $    3,234      $    1,380
   Powder metal                                            8,406           8,657             2,031           2,098
   Other                                                    (358)           (324)             (490)           (295)
                                                        --------        --------          --------        --------
Consolidated                                          $   16,677      $   15,104        $    4,775      $    3,183

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

The following supplemental unaudited consolidating condensed financial statements present (in thousands):

     1. Consolidating condensed balance sheets as of September 30, 2000 and December 31, 1999, consolidating condensed statements of income for the three and nine month periods ended September 30, 2000 and 1999 and consolidating condensed statements of cash flows for the nine months ended September 30, 2000 and 1999.

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

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)

                                                                  SEPTEMBER 30, 2000
                                       ---------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                       ---------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents              $   2,497    $     102      $   2,110                        $  4,709
   Accounts receivable, net                               24,115          6,540                          30,655
   Inventories, net                                       22,407          5,563                          27,970
   Deferred income taxes                      1,459                         252                           1,711
   Other current assets                         269        1,504            907                           2,680
                                       ---------------------------------------------------------------------------
Total current assets                          4,225       48,128         15,372                          67,725
Investment in subsidiaries                      793        3,716                       $   (4,509)
Inter-company advances, net                 154,193        4,594         (4,523)         (154,264)
Property, plant and equipment, net                        61,053          8,366                          69,419
Intangible assets                               209       65,900                                         66,109
Other                                         1,010        3,611            778            (1,010)        4,389
                                       ---------------------------------------------------------------------------

TOTAL ASSETS                              $ 160,430    $ 187,002      $  19,993        $ (159,783)    $ 207,642
                                       ===========================================================================
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                    $   9,201      $   2,699                       $  11,900
   Short-term borrowings                                                     46                              46
   Accrued compensation                   $       9        6,100            916                           7,025
   Other accrued expenses                     4,707        3,973            533                           9,213
   Current portion of long-term debt          5,000        1,779            340                           7,119
                                       ---------------------------------------------------------------------------
Total current liabilities                     9,716       21,053          4,534                          35,303

Long-term liabilities:
   Long-term debt                            84,534        4,013            512                          89,059
   Deferred income taxes                      9,906                         734                          10,640
   Other                                                     522          1,056                           1,578
   Inter-company advances, net                1,149      144,684          9,441        $ (155,274)
                                       ---------------------------------------------------------------------------
Total long-term liabilities                  95,589      149,219         11,743          (155,274)      101,277
                                       ---------------------------------------------------------------------------
Total liabilities                           105,305      170,272         16,277          (155,274)      136,580
Shareholders' equity                         55,125       16,730          3,716            (4,509)       71,062
                                       ---------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY
                                          $ 160,430    $ 187,002      $   19,993       $ (159,783)    $ 207,642
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
                                       ===========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                         NINE MONTHS ENDED SEPTEMBER 30, 2000
                                        -------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                        -------------------------------------------------------------------------
Net sales                                             $  139,974      $  16,516                    $   156,490
Cost of sales                                $ 285        99,135         13,336                        112,756
                                        ------------------------------------------------------------------------
Gross profit                                  (285)       40,839          3,180                         43,734

Expenses:
   Selling, technical and
     administrative expenses                    88        20,800          3,094                         23,982
   Amortization of intangible assets             6         3,069                                         3,075
                                        -------------------------------------------------------------------------
Total expenses                                  94        23,869          3,094                         27,057
                                        -------------------------------------------------------------------------
Income (loss) from operations                 (379)       16,970             86                         16,677
Interest (income) expense, net              (2,860)        8,971            493                          6,604
Income (loss) from equity investees          3,891          (793)                     $  (3,098)
Other expense                                                370             71                            441
                                        -------------------------------------------------------------------------
Income (loss) before income taxes            6,372         6,836           (478)         (3,098)         9,632
Income taxes                                   805         2,945            315                          4,065
                                        -------------------------------------------------------------------------

NET INCOME (LOSS)                         $  5,567    $    3,891      $    (793)      $  (3,098)    $    5,567
                                        =========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                         NINE MONTHS ENDED SEPTEMBER 30, 1999
                                        -------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                        -------------------------------------------------------------------------
Net sales                                             $  125,272      $  15,509                    $   140,781
Cost of sales                                             90,195         13,069                        103,264
                                        -------------------------------------------------------------------------
Gross profit                                              35,077          2,440                         37,517

Expenses:
   Selling, technical and
     administrative expenses                $  (65)       17,439          2,223                         19,597
   Amortization of intangible assets             7         2,807              2                          2,816
                                        -------------------------------------------------------------------------
Total expenses                                 (58)       20,246          2,225                         22,413
                                        -------------------------------------------------------------------------
Income from operations                          58        14,831            215                         15,104
Interest (income) expense, net              (2,850)        9,215            331                          6,696
Income (loss) from equity investees          3,820          (225)                      $ (3,595)
Other (income) expense                          (4)         (821)            45                           (780)
                                        -------------------------------------------------------------------------
Income (loss) before income taxes            6,732         6,212           (161)         (3,595)         9,188
Income taxes                                 1,056         2,392             64                          3,512
                                        -------------------------------------------------------------------------

NET INCOME (LOSS)                          $ 5,676    $    3,820      $    (225)       $ (3,595)       $ 5,676
                                        =========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                         THREE MONTHS ENDED SEPTEMBER 30, 2000
                                        -------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                        -------------------------------------------------------------------------

Net sales                                              $  42,652     $    5,094                     $   47,746
Cost of sales                                             30,066          4,168                         34,234
                                        -------------------------------------------------------------------------
Gross profit                                              12,586            926                         13,512

Expenses:
   Selling, technical and
     administrative expenses               $   (56)        6,771            998                          7,713
   Amortization of intangible assets             1         1,023                                         1,024
                                        -------------------------------------------------------------------------
Total expenses                                 (55)        7,794            998                          8,737
                                        -------------------------------------------------------------------------
Income (loss) from operations                   55         4,792            (72)                         4,775
Interest (income) expense, net                (967)        2,957            173                          2,163
Income (loss) from equity investees            712          (338)                      $   (374)
Other expense                                                269             17                            286
                                        -------------------------------------------------------------------------
Income (loss) before income taxes            1,734         1,228           (262)           (374)         2,326
Income taxes                                   241           516             76                            833
                                        -------------------------------------------------------------------------

NET INCOME (LOSS)                         $  1,493    $      712    $      (338)       $   (374)       $ 1,493
                                        =========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                         THREE MONTHS ENDED SEPTEMBER 30, 1999
                                        -------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        -------------------------------------------------------------------------

Net sales                                              $  40,691      $   4,935                     $   45,626
Cost of sales                                             30,953          3,985                         34,938
                                        -------------------------------------------------------------------------
Gross profit                                               9,738            950                         10,688

Expenses:
   Selling, technical and
     administrative expenses               $    60         5,577            911                          6,548
   Amortization of intangible assets             3           952              2                            957
                                        -------------------------------------------------------------------------
Total expenses                                  63         6,529            913                          7,505
                                        -------------------------------------------------------------------------
Income (loss) from operations                  (63)        3,209             37                          3,183
Interest (income) expense, net                (922)        2,841            111                          2,030
Income (loss) from equity investees            637          (109)                       $  (528)
Other expense (income)                          25          (540)            64                           (451)
                                        -------------------------------------------------------------------------
Income (loss) before income taxes            1,471           799           (138)           (528)         1,604
Income taxes                                   236           162            (29)                           369
                                        -------------------------------------------------------------------------

NET INCOME (LOSS)                          $ 1,235     $     637      $    (109)        $  (528)        $1,235
                                        =========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                         NINE MONTHS ENDED SEPTEMBER 30, 2000
                                       --------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       --------------------------------------------------------------------------

Net cash provided by operating
   activities                              $  8,837     $  7,054       $  3,228                       $ 19,119


Cash flows from investing activities:
   Proceeds from sale of property,
     plant and equipment                                      69                                            69
   Purchase of property, plant and
     equipment                                            (6,326)        (2,005)                        (8,331)
                                       --------------------------------------------------------------------------
Net cash used in investIng activities                     (6,257)        (2,005)                        (8,262)

Cash flows from financing activities:
   Payments on short-term debt                                             (760)                          (760)
   Proceeds from borrowings of
     long-term debt                          10,208          774                                        10,982
   Payments on long-term debt               (18,125)      (1,662)          (278)                       (20,065)
   Payment of preferred stock dividend         (114)                                                      (114)
                                       --------------------------------------------------------------------------
Net cash used in financing activities        (8,031)        (888)        (1,038)                        (9,957)
Effect of exchange rate changes on
   cash                                                                    (184)                          (184)
Net increase (decrease) in cash and
   cash equivalents                             806          (91)             1                            716
Cash and cash equivalents,
   at beginning of period                     1,691          193          2,109                          3,993
                                       --------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
   AT END OF PERIOD                        $  2,497     $    102       $  2,110                        $ 4,709
                                       ==========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                         NINE MONTHS ENDED SEPTEMBER 30, 1999
                                       --------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       --------------------------------------------------------------------------

Net cash provided by operating
   activities                             $   8,317     $  4,220     $    1,411                     $   13,948

Cash flows from investing activities:
   Business acquisitions                    (14,500)                                                   (14,500)
   Purchase of property, plant and
     equipment                                            (6,312)          (561)                        (6,873)
   Proceeds from sale of
   property, plant and equipment                           3,648                                         3,648
                                       --------------------------------------------------------------------------
Net cash used in investIng activities       (14,500)      (2,664)          (561)                       (17,725)

Cash flows from financing activities:
   Proceeds from borrowings of
     short-term debt                                                         91                             91
   Proceeds from borrowings of
     long-term debt                          26,051                                                     26,051
   Payments on long-term debt               (29,301)        (961)          (476)                       (30,738)
   Payment of preferred stock dividend         (111)                                                      (111)
   Repurchase of common stock                (2,798)                                                    (2,798)
                                       --------------------------------------------------------------------------
Net cash used in financing activities        (6,159)        (961)          (385)                        (7,505)
Effect of exchange rate changes on
   cash                                                                    (100)                          (100)
Net (decrease) increase in cash and
   cash equivalents                         (12,342)         595            365                        (11,382)
Cash and cash equivalents,
   at beginning of period                    12,878           46          1,393                         14,317
                                       --------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
   AT END OF PERIOD                        $    536     $    641      $   1,758                     $    2,935
                                       ==========================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

GENERAL

Hawk operates primarily in two reportable segments: friction products and powder metal. The Company's friction products are made from proprietary formulations of composite materials that primarily consist of metal powders and synthetic natural fibers. Friction products, which represented 50% of the Company's sales in the first nine months of 2000, are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Friction products manufactured by the Company include friction linings for use in brakes, transmissions and clutches in aerospace, construction equipment, agricultural, truck and specialty vehicle markets. The Company's powder metal components are made from formulations of composite powder metal alloys. The powder metal segment, which represented 39% of Company sales in the first nine months of 2000, manufactures a variety of components for use in fluid power, truck, lawn and garden, construction, agriculture, home appliance, automotive and office equipment markets. In addition, the Company designs and manufactures die-cast aluminum rotors for small electric motors used in appliances, business machines and exhaust fans and clutch assemblies for the high performance racing and automotive markets.

RECENT DEVELOPMENT

On November 1, 2000, the Company acquired Tex Racing Enterprises, Inc., a leading manufacturer of premium branded drive train components for motorsports and performance automotive markets. Tex Racing, founded in 1975, is located in Ether, North Carolina. The transaction was financed using available cash of the Company.


THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

Net Sales. Net sales increased $2.1 million, or 4.6%, to $47.7 million in the third quarter of 2000 from $45.6 million in the comparable quarter of 1999. The Company experienced sales increases in all its segments for the quarter. Sales in the Company's powder metal segment increased $1.6 million, or 9.8%, to $17.9 million in the third quarter of 2000 from $16.3 million in the comparable quarter of 1999. Sales increases in this segment were primarily the result of continuing demand from the Company's existing customer base, as well as sales to new customers during the quarter. The Company continued to experience strong demand from customers in the appliance and fluid power markets. Sales to customers in the lawn and garden markets remained flat at last year's record levels. Sales in the friction segment increased $0.4 million, or 1.6%, to $25.1 million in the second quarter of 2000 from $24.7 million in the comparable quarter of 1999. The increase in this segment was primarily the result demand experienced during the quarter in the construction and specialty friction markets, which was primarly a result of demand in the motorcycle and bicycle markets. This increase was partially offset by continuing declines in the truck markets served by the Company. Sales in the Company's other segment, which includes rotors and high performance clutches, increased $0.1 million, or 2.2%, to $4.7 million in the third quarter of 2000 from $4.6 million in the comparable quarter of 1999. The increase in this segment is attributable to the acquisition of Quarter Master Industries, Inc. in November 1999; sales of rotors during the third quarter of 2000 were flat compared to the comparable quarter in 1999 while sales of other products in this segment were down during the third quarter of 2000 compared to the comparable quarter of 1999.

Gross Profit. Gross profit increased $2.8 million, or 26.2%, to $13.5 million in the third quarter of 2000 from $10.7 million in the comparable quarter of 1999. The increase is attributable to sales volume increases during the current quarter and the continuing effects of cost reduction and manufacturing improvement programs initiated by the Company in 2000. Offsetting this increase were product mix, start up costs of new product introductions and a 4.3% increase in depreciation in the third quarter of 2000, primarily as a result of the Company's capital expansion program.

As a result of these factors, the gross profit margin increased to 28.3% in the third quarter of 2000 from 23.5% in the comparable period of 1999.

Selling, Technical and Administrative ("ST&A") Expenses. ST&A expenses increased $1.2 million, or 18.5%, to $7.7 million in the third quarter of 2000 from $6.5 million in the comparable period of 1999. The acquisition of Quarter Master, and ongoing expenses associated with the opening of the Company's Mexican and Chinese facilities represented 41.7% of the total increase in ST&A during the third quarter of 2000. In addition, the Company incurred additional personnel costs during the quarter as a result of a number of staff development programs initiated in the friction and powder metal segments. As a result, ST&A expenses, as a percent of net sales, increased to 16.1% of sales in the third quarter of 2000 from 14.3% in the comparable quarter of 1999.

Income from Operations. Income from operations increased by $1.6 million, or 50.0%, to $4.8 million in the third quarter of 2000 from $3.2 million in the comparable quarter of 1999. Income from operations as a percent of net sales increased to 10.1% in the third quarter of 2000 from 7.0% in the comparable quarter of 1999, reflecting volume increases and margin improvement. Operating income in the Company's friction segment increased $1.8 million, or 128.6%, to $3.2 million in the third quarter of 2000 from $1.4 million in the comparable quarter of 1999. This increase occurred as a result of increased sales volumes, product mix, internal manufacturing process improvements and cost reduction programs, partially offset by continuing expenditures relating to the Company's Chinese facility start-up. Operating income in the Company's powder metal segment decreased $0.1 million, or 4.8%, to $2.0 million in the third quarter of 2000 from $2.1 million in the comparable quarter of 1999. The decline in this segment was primarily due to product mix, the continued reduction of high margin shipments to a customer in the office equipment market and higher depreciation expenses.

Interest Expense. Interest expense decreased $0.1 million, or 4.3%, to $2.2 million in the third quarter of 2000 from $2.3 million in the comparable quarter of 1999. The decrease is attributable primarily to lower debt levels partially offset by higher interest rates during the quarter.

Other Expense (Income). Other expense was $0.3 million during the third quarter of 2000 compared to other income of $0.5 million during the comparable quarter of 1999. The expense reported during the third quarter of 2000, resulted primarily as a result of foreign currency translation losses from the Company's Italian facility. The income reported in 1999 resulted from the collection of a contingent receivable relating from the purchase of S. K. Wellman Corp. in 1995, partially offset by a loss on the sale of an unused manufacturing facility in LaVergne, Tennessee.

Income Taxes. The provision for income taxes increased to $0.8 million in the third quarter of 2000 from $0.4 million in the comparable quarter of 1999, primarily the result of the increase in the Company's pre-tax income. The Company's effective tax rate during the third quarter of 2000 was 35.8% compared to 23.0% in the comparable quarter of 1999. The increase in the effective rate during the third quarter of 2000 resulted primarily from the Company qualifying for various state investment and job tax credits during 1999.

Net Income. As a result of the factors discussed above, net income increased $0.3 million, or 25.0%, to $1.5 million in the third quarter of 2000 from $1.2 million in the comparable period of 1999.

FIRST NINE MONTHS OF 2000 COMPARED TO FIRST NINE MONTHS OF 1999

Net Sales. Net sales increased by $15.7 million, or 11.2%, to $156.5 million during the first nine months of 2000 from $140.8 million during the first nine months of 1999. Sales in the Company's powder metal segment increased 20.2% to $61.2 million for the first nine months of 2000 from $50.9 million in the comparable period of 1999. The sales increase in this segment for the nine month period ended September were primarily the result of new powder metal programs and growth from existing customers. In addition, sales in the 2000 nine-month period benefited fully from the March 1999 acquisition of Allegheny Powdered Metallurgy, Inc., which was only partially reflected in the results of the first nine months of 1999. Sales in the friction segment increased 3.3% to $78.3 million for the nine months ended September 2000 from $75.8 million in the comparable period of 1999. The increase in this segment was primarily the result of increases in the construction and specialty friction markets served by the Company. These increases were somewhat offset by declines in the aerospace and truck markets and continued softness in the agriculture markets served by the Company. Sales in the Company's other segment, which includes rotors and high performance clutches, increased $2.9 million, or 20.6%, to $17.0 million in the nine month period ended September 2000 from $14.1 million in the comparable period of 1999. The increase in this segment is attributable to the acquisition of Quarter Master.

Gross Profit. Gross profit increased $6.2 million, or 16.5%, to $43.7 million during the first nine months of 2000 from $37.5 million during the first nine months of 1999. The gross profit margin increased to 27.9% during the first nine months of 2000 from 26.6% during the comparable period of 1999. The increase was due to the sales volume increases as well as and the continuing effects of cost reduction and manufacturing improvement programs initiated by the Company in 2000, partially offset by product mix at the Company's powder metal facilities.

ST&A Expenses. ST&A expenses increased $4.4 million, or 22.4%, to $24.0 million during the first nine months of 2000 from $19.6 million during the first nine months of 1999. The factors affecting the increase in ST&A include the acquisition of Quarter Master, ongoing expenses associated with the opening of the Company's facilities in Mexico and China and increased personnel costs in the friction and powder metal segments. ST&A expenses increased to 15.3% of sales during the first nine months of 2000 from 13.9% during the comparable period of 1999. The acquisition of Quarter Master, and ongoing expenses associated with the opening of the Company's Mexican and Chinese facilities represented 43.2% of the total increase in ST&A during the first nine months of 2000.

Income from Operations. Income from operations increased by $1.6 million, or 10.6%, to $16.7 million during the first nine months of 2000 from $15.1 million in the comparable nine month period of 1999. Income from operations as a percent of net sales remained flat at 10.7% during the first nine months of 2000 and 1999. Operating income from the Company's friction segment increased $1.8 million, or 26.5%, to $8.6 million for the first nine months of 2000 from $6.8 million in the comparable nine month period of 1999. This increase was primarily driven by the sales volume increases, internal manufacturing process improvements and cost reduction programs, partially offset by the continuing start-up costs of the Company's Chinese manufacturing facility. Operating income from the Company's powder metal segment decreased $0.3 million, or 3.4%, to $8.4 million in the first nine months of 2000 from $8.7 million in the comparable nine month period of 1999. The decline in this segment was primarily caused by product mix, the continued reduction of high margin shipments to a customer in the office equipment market and an 8.0% increase in depreciation during the period.

Interest Expense. Interest expense decreased $0.3 million, or 4.2%, to $6.8 million in the first nine months of 2000 from $7.1 million in the comparable nine month period of 1999. The decrease is attributable to lower debt levels partially offset by higher interest rates during the period.

Income Taxes. The provision for income taxes increased to $4.1 million in the first nine months of 2000 from $3.5 million in the comparable period of 1999. The Company's effective tax rate during the first nine months of 2000 was 42.2% compared to 38.2% in the comparable nine month period of 1999. The increase in the effective rate resulted primarily from the Company qualifying for state job and investment tax credits during the 1999 period.

Net Income. As a result of the factors discussed above, net income decreased $0.1 million, or 1.8%, to $5.6 million in the first nine months of 2000 from $5.7 million in the comparable period of 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations. In addition, the Company has available a $50.0 million revolving credit facility (the "Revolver") entered into in May 1998, which may be used for general corporate purposes or to finance future acquisitions. As of September 30, 2000, the Company had $49.2 million available under the Revolver.

Net cash provided by operating activities was $19.1 million and $13.9 million for the nine month period ended September 30, 2000 and 1999, respectively. Cash provided by favorable changes in working capital assets as of September 30, 2000 primarily accounted for the increase in operating cash flow.

Net cash used in investing activities was $8.3 million and $17.7 million for the nine month period ended September 30, 2000 and 1999, respectively. The cash used in investing activities during the nine month period ended September 30, 2000, consisted of purchases of property, plant and equipment. In the comparable period of 1999, cash used in investing activities consisted of $14.5 million for the acquisition of Allegheny and $6.9 million for purchases of property, plant and equipment. During the period ended September 30, 1999, the Company received proceeds of $3.6 million from the sale of two unused facilities.

Net cash used in financing activities was $10.0 million for the nine month period ended September 30, 2000 primarily from the payment of outstanding debt. During the nine month period ended September 30, 1999, cash used in financing activities was $7.5 million. In 1999, the funds were primarily used to repurchase $2.8 million of the Company's common stock and the payment of $4.7 million of outstanding debt.

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

As of September 30, 2000, the Company was in compliance with the terms of its indebtedness.

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

     - the ability of the Company to successfully integrate its international expansion to Mexico and China, its Tex Racing acquisition, as well as any other future acquisitions, into the Company's existing businesses;

     - the ability of the Company to negotiate new agreements, as they expire, with its unions representing certain of its employees, including agreements with approximately 190 employees at the Company's Orzinuovi, Italy facility expiring in December 2000, on terms favorable to the Company or without experiencing work stoppages;

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

Interest Rate Sensitivity. In June 1998, the Company entered into an interest rate swap with a notional amount of $35.0 million. At September 30, 2000, the notional amount was $23.8 million. The notional amount is used to calculate the contractual cash flow to be exchanged and does not represent exposure to credit loss. If this agreement were settled at September 30, 2000, the Company would receive approximately $0.1 million.

Foreign Currency Exchange Risk. The Company currently does not hedge its foreign currency exposure and, therefore, has not entered into any forward foreign exchange contracts to hedge foreign currency transactions. The Company has operations outside the United States with foreign-currency denominated assets and liabilities, primarily denominated in Italian lira, Canadian dollars and Mexican pesos. Because the Company has foreign-currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The unhedged foreign currency balance sheet exposures as of September 30, 2000 are not expected to result in a significant impact on earnings or cash flows.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various lawsuits arising in the ordinary course of business. In the Company's opinion, the outcome of these matters is not anticipated to have a material adverse effect on the Company's financial condition, liquidity or results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:
         27.1 Financial Data Schedule for the period ended September 30, 2000 (filed herewith).


(b)      Reports on Form 8-K:
         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 14, 2000       HAWK CORPORATION

                               By: /s/ RONALD E. WEINBERG
                               -------------------------------
                               Ronald E. Weinberg,
                               Co-Chairman and Treasurer

                               By: /s/ THOMAS A. GILBRIDE
                               -------------------------------
                               Thomas A. Gilbride,
                               Vice President-Finance (Chief Accounting Officer)