Form 10-K
period 2000-12-31
HAWK CORP
filed 2001-03-23
CIK 849240

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000        COMMISSION FILE NO. 001-13797

                                HAWK CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      34-1608156
---------------------------------------------- ----------------------------------------------
           (State of Incorporation)                 (I.R.S. Employer Identification No.)

 200 PUBLIC SQUARE, SUITE 30-5000, CLEVELAND,                    44114-2301
                     OHIO                      ----------------------------------------------
----------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 16, 2001, the registrant had 8,552,920 shares of Class A Common Stock, net of treasury shares, and 0 shares of Class B non-voting Common Stock outstanding. As of that date, the aggregate market value of the voting stock of the registrant held by non-affiliates was $34,348,977 (based upon the closing price of $6.50 per share of Class A Common Stock on the New York Stock Exchange on March 16, 2001). For purposes of this calculation, the registrant deems the 3,268,462 shares of Class A Common Stock held by all of its Directors and executive officers to be the shares of Class A Common Stock held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2001 Proxy Statement of Hawk Corporation are incorporated by reference into Part III of this Form 10-K.

     As used in this Form 10-K, the terms "Company," "Hawk" and "Registrant" mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Hawk Corporation, founded in 1989, is a holding company, the principal assets of which consist of the capital stock of its manufacturing subsidiaries, Friction Products Co., S.K. Wellman Corp., S.K. Wellman SpA, Hawk Composites (Suzhou) Company Limited, Helsel, Inc., Sinterloy Corporation, Clearfield Powdered Metals, Inc., Allegheny Powder Metallurgy, Inc., Net Shape Technologies LLC, Hutchinson Products LLC, Hutchinson Products de Mexico, Hawk Brake, Inc., Quarter Master Industries, Inc., Tex Racing Enterprises. Inc. and Logan Metal Stampings, Inc. Through its subsidiaries, Hawk operates primarily in four reportable segments: friction products, powder metal, performance automotive and motor components. The Company's friction products are made from proprietary formulations of composite materials that primarily consist of metal powders, synthetic and natural fibers. Friction products are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Friction products manufactured by the Company include friction components for use in brakes, transmissions and clutches in aerospace, construction, agriculture, truck and specialty vehicle markets. The Company's powder metal components are made from formulations of composite powder metal alloys. The powder metal segment manufactures a variety of components for use in fluid power, truck, lawn and garden, construction, agriculture, home appliance, automotive and office equipment markets. In its performance automotive segment, the Company manufactures brakes, clutches and gearboxes for the performance automotive markets. Through its motor segment, the Company designs and manufactures die-cast aluminum rotors for small electric motors used in appliances, business equipment and exhaust fans. The Company focuses on manufacturing products requiring sophisticated engineering and production techniques for applications in markets in which it has achieved a significant market share.

BUSINESS STRATEGY

     The Company's business strategy includes the following principal elements:

     - Focus on High-Margin, Specialty Applications. The Company operates primarily in markets that require sophisticated engineering and production techniques. In developing new applications, as well as in evaluating acquisitions, the Company seeks to compete in markets requiring such engineering expertise and technical capability, rather than in markets in which the primary competitive factor is price. The Company believes margins for its products in these markets are higher than in other manufacturing markets that use standardized products. The Company's gross margins in 2000 and 1999 were 27.2% and 26.0%, respectively.

     - New Product Introduction. A key part of the Company's strategy is the introduction of new products, which incorporate improved performance characteristics or reduced costs in response to customer needs. Because friction products are the consumable, or wear, component of brake, clutch and transmission systems, the introduction of new friction products in conjunction with a new system provides the Company with the opportunity to supply the aftermarket for the life of the system. For example, the ability to service the aftermarket for a particular aircraft braking system will likely provide the Company with a stable market for its friction products for the life of the product, which can be 30 years or more. The Company also seeks to grow by applying its existing products and technologies to new specialized applications where its products have a performance or technological advantage. In addition, the Company has expanded its product line offerings through outsourcing opportunities, especially in the motor segment, to enhance its growth strategy.

     - Pursuit of Strategic Acquisitions. Many of the markets in which the Company competes are fragmented, providing the Company with attractive acquisition opportunities. The Company made two acquisitions in 2000. Tex Racing, acquired in November 2000, continues the Company's expansion into the performance automotive market, and its investment in Net Shape in December 2000, enabled the Company to expand into metal injection molding
       (MIM) technology for its powder metal businesses. The Company will continue to seek to acquire complementary businesses with leading market positions that will enable it to expand its product offerings, technical capabilities and customer base.

     - Expanding International Sales. Through its friction segment, which has, foreign manufacturing facilities in Italy and Canada and a worldwide distribution network, the Company continues to expand its international operations in established markets throughout Europe, Asia and North America. In 2000, the Company opened a friction manufacturing facility located in Suzhou, China. This facility, which is projected to begin production in early 2001, will primarily service aftermarket friction customers on a worldwide basis. The Company also believes that further opportunities to expand sales exist in emerging economies. In 1999, the Company established a rotor manufacturing facility in Monterrey, Mexico to supply customers in its motor segment. This facility will service motor manufacturers located in Mexico and Latin America. This facility began production in 2000. Sales from the Company's international facilities have grown from $8.1 million in 1995 to $21.7 million in 2000.

     - Leveraging Customer Relationships. The Company's engineers work closely with customers to develop and design new products and improve the performance of existing products. The Company's commitment to quality, service and just-in-time delivery enables it to build and maintain strong and stable customer relationships. The Company believes that more than 80% of its sales are from products and materials for which it is the sole source provider for specific customer applications. The Company or its predecessors have had relationships with a number of its customers, dating back to the 1940's. The Company believes that strong relationships with its customers provide it with significant competitive advantages in obtaining and securing new business opportunities.

ACQUISITIONS

     On November 1, 2000 the Company purchased the stock of Tex Racing Enterprises, Inc., a manufacturer of premium branded drive train components for motorsport and performance automotive markets. The products are used by leading teams in the NASCAR racing series, as well as for high-performance street vehicles and other road race and oval track competition cars.

     On December 1, 2000 the Company made an investment in Net Shape Technologies LLC a manufacturer of metal injection molded components through its newly established Hawk MIM, Inc. subsidiary. MIM is an advanced production process for efficiently producing complex powder metal components from a wide variety of metallic and ceramic composites. Similar to plastic injection molding, MIM offers rapid production of three-dimensional engineered components. MIM technology is complementary to Hawk's existing powder metal businesses.

     The friction products, powder metal component and performance automotive industries are fragmented and are undergoing consolidation due in part to the additional resources needed (1) to perform the research and development necessary to satisfy customers' increasingly stringent quality and performance criteria, and (2) to meet just-in-time delivery requirements. As a result, the Company believes that it can continue to make strategic acquisitions that may include other friction product, powder metal component and performance automotive manufacturers. To effect its acquisition strategy, the Company engages in discussions, from time to time, with other manufacturers in friction products, powder metal component, performance automotive, motor and other complementary businesses. At this time, the Company has no binding agreements regarding any future acquisitions.

PRODUCTS AND MARKETS

     The Company focuses on supplying components to the aerospace, industrial, performance automotive and motor markets that require sophisticated engineering and production techniques for applications in markets in which it has achieved a significant market share. Through acquisitions and product line expansions, the Company has diversified its end markets. The Company believes this diversification has reduced its economic exposure to the cyclical effects of any particular industry.

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

     The principal markets served by the Company's friction segment include manufacturers of aircraft brakes, truck clutches, heavy-duty construction and agricultural vehicle brakes, clutches and transmissions, and manufacturers of motorcycle and snowmobiles. Based upon net sales, the Company believes that it is among the top three worldwide manufacturers of friction products used in aerospace and industrial applications. The Company estimates that aftermarket sales of friction products have comprised approximately 50% of the Company's net friction product sales in recent years. The Company believes that its stable aftermarket sales component enables the Company to reduce its exposure to adverse economic cycles.

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

     The Company's friction products for commercial aerospace applications are primarily used on "single-aisle" aircraft that are flown on shorter routes, resulting in more takeoffs and landings than larger aircraft. The Company believes its friction products provide an attractive combination of performance and cost effectiveness in these applications. According to Boeing's 2000 Current Market Outlook, approximately 67 percent of the 13,670 airplanes in the world fleet are single-aisle commercial aircraft. The report also forecasts single-aisle to increase by approximately 8,950 to 18,100 by the end of 2019. The Boeing report also states that world airline passenger traffic is projected to increase 4.8% per year over the next nineteen years. The report also projects that world airline cargo traffic will increase 6.4% during the same period. The Company expects that continued growth in world airline traffic, combined with the increasing number of single-aisle aircraft, will cause demand for the Company's aerospace friction products to remain strong.

     Construction/Agriculture/Trucks/Specialty. The Company supplies a variety of friction products for use in brakes, clutches and transmissions on construction and agriculture equipment, trucks and specialty vehicles. These components are designed to precise tolerances and permit brakes to stop or slow a moving vehicle and the clutch or transmission systems to engage or disengage. The Company believes it is a leading supplier to original equipment manufacturers and to the aftermarket. The Company believes that its trademark, Velvetouch(R), is well known in the aftermarket for these components. As with the Company's aerospace friction products, new friction product introduction in conjunction with a new brake, clutch or transmission system provides the Company with the opportunity to supply the aftermarket with the friction product for the life of the system.

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

     - Agriculture Equipment. The Company supplies friction products such as clutch facings, transmission discs and brake components to manufacturers of agriculture equipment, including John Deere and Case New Holland. The Company believes it is the second largest domestic supplier of such friction products. Replacement components for agricultural equipment are sold through original equipment manufacturers as well as various aftermarket distributors.

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

     - Specialty Friction. The Company supplies friction products for use in other specialty applications, such as brake pads for Harley-Davidson motorcycles, AM General Humvees and Bombardier, Polaris Industries and Arctic Cat snowmobiles. The Company believes that these markets are experiencing significant growth and the Company will continue to increase its market share with its combination of superior quality and longer product life.

  POWDER METAL COMPONENTS

     The Company's Powder metal segment is a leading supplier of powder metal components consisting primarily of pump, motor and transmission elements, gears, pistons and anti-lock brake sensor rings for applications ranging from lawn and garden tractors to industrial equipment. Since Hawk's founding in 1989, it has participated in the growing powder metal products industry with a focus on the North American industrial market, which the Metal Powder Industries Federation, an industry trade group, estimates has sales of over $5.0 billion. According to the Federation's latest available data, the value of iron powder shipments in North America increased by over 5% in 1999 compared to 1998, to an industry record of 551,000 tons.

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

     The Company's Powder metal segment operates in six facilities, each targeting an important aspect of the market place:

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

     - Large Size Capability. The Powder metal segment operation, at the Company's Friction Products Co. facility, has the capability to make structural powder metal components that are among the largest used in North America. The Company expects its sales of larger powder metal components to continue to grow as the Company creates new designs for existing customers and benefits from market growth, primarily in current construction, agricultural and truck applications.

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

     - Metal Injection Molding. Net Shape manufactures small complex metal injection molded parts for a variety of industries. The Company believes that through its relationship with traditional powder metal end-users, that significant cross-selling opportunities exist for metal injected molded parts.

  PERFORMANCE AUTOMOTIVE

     Under the "Hawk Performance" trade name, the Company supplies high performance friction material for use in racing car brakes. The Company's high performance brake pad for racecars can operate in temperatures of over 1,100 degrees Fahrenheit. The Company believes that this performance racing material may have additional applications such as braking systems for passenger and school buses, police cars and commercial delivery vehicles. Additionally, the Company supplies premium branded clutch and drive train components through its Quarter Master and Tex Racing subsidiaries. The products are used by leading teams in the NASCAR racing series, as well as for high-performance street vehicles, and other road race and oval track competition cars.

  MOTOR COMPONENTS

     The Company believes that its motor segment, which operates through its Hutchinson Products LLC and Hutchinson Products de Mexico subsidiaries, is the largest independent U.S. manufacturer of die-cast aluminum rotors for use in subfractional electric motors. These motors are used in a wide variety of applications such as business equipment, small household appliances and exhaust fans. The Company estimates that approximately 50% of all rotors in the subfractional motor market are made internally by large motor manufacturers. However, the Company believes its Motor division has growth opportunities arising from the trend by original equipment motor manufacturers to outsource their production of rotors. In 1999, the Company expanded its rotor manufacturing capabilities into Mexico, where a large portion of subfractional motors are manufactured. Production at this facility began in late 2000.

BUSINESS SEGMENT INFORMATION
(in thousands)

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Revenues
  Friction Products........................................  $106,337    $107,348    $117,091
  Powder Metal.............................................    78,203      68,335      53,493
  Performance Automotive...................................     9,358       3,324       2,528
  Motor....................................................     8,431       8,631       9,175
                                                             --------    --------    --------
Consolidated...............................................  $202,329    $187,638    $182,287
                                                             ========    ========    ========
Operating Income
  Friction Products........................................  $ 10,618    $  7,756    $ 18,955
  Powder Metal.............................................     9,755      11,003      13,359
  Performance Automotive...................................       356         155        (348)
  Motor....................................................    (1,266)       (350)        852
                                                             --------    --------    --------
Consolidated...............................................  $ 19,463    $ 18,564    $ 32,818
                                                             ========    ========    ========

                                                                  DECEMBER 31
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Total Assets
  Friction Products.........................................  $105,844    $113,485
  Powder Metal..............................................    77,001      73,415
  Performance Automotive....................................    17,226       9,180
  Motor.....................................................    15,314      13,540
                                                              --------    --------
Consolidated................................................  $215,385    $209,620
                                                              ========    ========

MANUFACTURING

     The manufacturing processes for most of the Company's friction products, performance automotive brake products and powder metal components are essentially similar. In general, both use composite metal alloys in powder form to make high quality powder metal components. The basic manufacturing steps, consisting of blending/compounding, molding/compacting, sintering (or bonding) and secondary machining/treatment, are as follows:

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

     - Molding/compacting: At room temperature, a specific amount of a powder alloy is compacted under pressure into a desired shape. The Company's molding presses are capable of producing pressures of up to 3,000 tons. The Company believes that it has some of the largest presses in the powder metal industry, enabling it to produce large, complex components. With its injection molding equipment, the Company can create complex shapes not obtainable with conventional powder metal presses.

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

     - Quality Control. Throughout its design and manufacturing process, the Company focuses on quality control. For product design, each Company manufacturing facility uses state-of-the-art testing equipment to replicate virtually any application required by the Company's customers. This equipment is essential to the Company's ability to manufacture components that meet stringent customer specifications. To ensure that tight tolerances have been met and that the requisite quality is inherent in its finished products, the Company uses statistical process controls, a variety of electronic measuring equipment and computer-controlled testing machinery. The Company has also established programs within each of its facilities to detect and prevent potential quality problems.

TECHNOLOGY

     The Company believes that it is an industry leader in the development of systems, processes and technologies which enable it to manufacture friction products with numerous performance advantages, such as greater wear resistance, increased stopping power, lower noise and smoother engagement. The Company's expertise is evidenced by its aircraft brake components, which are currently being installed on many of the braking systems of the Boeing 737-NG (new generation) series of aircraft as well as new series of industrial equipment from various original equipment manufactures.

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

     The Company also believes that its powder metal components business is able to produce a wide range of products from small precise components to large structural parts. The Company has presses that produce some of the largest powder metal parts in the world, and its powder metal technology permits the manufacture of complex components with specific performance characteristics and close dimensional tolerances that would be impractical to produce using conventional metalworking processes. With its MIM technology, the Company is able to create complex shapes previously not available using conventional powder metal technology

     The Company's motor business is able to produce a wide range of rotors for the fractional and sub-fractional motor industries. The Company has developed customized manufacturing processes for rotors and created specialty rotor die construction techniques. In addition, the Company has also designed the highly automated machines necessary for the production of its rotors.

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

     The Company's recent acquisitions have broadened product lines, increased its technological capabilities and will further enhance its customer relationships and expand its preferred supplier status. As a result of the Company's commitment to customer service and satisfaction, the Company is a preferred supplier to many of the world's leading original equipment manufacturers, including Aircraft Braking Systems, BFGoodrich Aerospace, Caterpillar, Eaton, Case New Holland (CNH), Hydro-Gear, Sauer-Sundstrand, Electrolux and AO Smith.

     The Company's top five customers accounted for 24.8% of the Company's consolidated net sales in 2000 and 28.5% of the Company's consolidated net sales in 1999.

MARKETING AND SALES

     The Company markets its products globally through product management and sales professionals, who operate primarily from the Company's facilities in the United States, Italy, China and Canada. The Company's product managers and sales force work directly with the Company's engineers who provide the technical expertise necessary for the development and design of new products and for the improvement of the performance of existing products. The Company's friction products are sold both directly to original equipment manufacturers and to the aftermarket through its original equipment customers and a network of distributors and representatives throughout the world. The Company also sells its powder metal components and rotors to original equipment manufacturers through independent sales representatives.

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

SUPPLY AND PRICE OF RAW MATERIALS

     The principal raw materials used by the Company are copper, steel and iron powders, aluminum ingot and custom-fabricated cellulose sheet. The Company has no long-term supply agreements with any of its major suppliers. However, the Company has generally been able to obtain sufficient supplies of raw materials for its operations, and changes in prices of such supplies over the past few years have not had a significant effect on its operations.

GOVERNMENT REGULATION

     The Company's sales to manufacturers of aircraft braking systems represented 13.7% and 15.1% of the Company's consolidated net sales in 2000 and 1999, respectively. Each aircraft braking system, including the friction products supplied by the Company, must meet stringent FAA criteria and testing requirements. The Company has been able to meet these requirements in the past and continuously reviews FAA compliance procedures to help ensure continued and future compliance.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

     Manufacturers like the Company are subject to stringent environmental standards imposed by federal, state, local and foreign environmental laws and regulations, including those related to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Certain of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners' or operators' releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants. Compliance with environmental laws also may require the acquisition of permits or other authorizations for certain activities and compliance with various standards or procedural requirements. The Company is also subject to the federal Occupational Safety and Health Act and similar foreign and state laws. The nature of the Company's operations, the long history of industrial uses at some of its current or former facilities, and the operations of predecessor owners or operators of certain of the businesses expose the Company to risk of liabilities or claims with respect to environmental and worker health and safety matters. The Company reviews its procedures and policies for compliance with environmental and health and safety laws and regulations and believes that it is in substantial compliance with all such material laws and regulations applicable to its operations. The costs of compliance with environmental, health and safety requirements have not been material to the Company.

INTELLECTUAL PROPERTY MATTERS

     Hawk(R), Wellman Friction Products(R), Velvetouch(R), Fibertuff(R), Feramic(R), Velvetouch Feramic(R), Velvetouch Organik(R) and Velvetouch Metalik(R), Hawk Brake(R) and Hawk Performance(R) are among the federally registered trademarks of the Company. Velvetouch(R) is the Company's principal trademark for use in the friction segment aftermarket and is registered in 26 countries.

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

PERSONNEL

     At December 31, 2000, the Company had approximately 1,336 domestic employees and 264 international employees. Approximately 215 employees at the Company's Brook Park, Ohio plant are covered under a collective bargaining agreement with the Paper, Allied Industrial, Chemical and Energy Workers International Union (PACE) which was renegotiated in 2000 and expires in October 2004; approximately 70 employees at the Company's Akron, Ohio facility are covered under a collective bargaining agreement with the United Automobile Workers expiring in July 2003; approximately 200 employees at the Company's Orzinuovi, Italy plant are represented by a national mechanics union under an agreement that expired in December 2000 and by a local union under an agreement that also expired in December 2000. The Company is currently operating under a temporary agreements with its unions; and approximately 60 hourly employees at the Company's Alton, Illinois facility are covered under a collective bargaining agreement with the International Association of Machinists and Aerospace Workers expiring in June 2001. The Company has experienced no strikes and believes its relations with its employees and their unions to be good.

ITEM 2. PROPERTIES

     Hawk's world headquarters is located in Cleveland, Ohio. The company maintains manufacturing facilities at 16 locations in 5 countries. The Company is a lessee under operating leases for some of its properties and equipment. Hawk's principal research facility is located in Solon, Ohio. In addition, research is also performed in a number of the operating divisions' facilities. The Company believes that substantially all of its property and equipment is maintained in good condition, adequately insured and suitable for its present and intended use.

     The Company is party to an expense sharing arrangement under which the Company shares the expenses of its corporate headquarters located in Cleveland with a company owned by Ronald E. Weinberg, the Co-Chairman and Co-CEO of the Company.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in lawsuits that arise in the ordinary course of its business. In the Company's opinion, the outcome of these matters will not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A common stock has been traded on the New York Stock Exchange since the Company's initial public offering on May 12, 1998 under the symbol "HWK." The following table sets forth for the fiscal periods indicated the high and low prices of the Common Stock as reported on the New York Stock Exchange.

  QUARTERLY STOCK PRICES

        QUARTER ENDED                                       HIGH        LOW
        -------------                                      -------    -------
2000
        March 31, 2000...................................  $ 6.625    $ 4.375
        June 30, 2000....................................  $ 7.875    $ 5.125
        September 30, 2000...............................  $ 8.500    $ 6.813
        December 31, 2000................................  $ 6.938    $ 5.000

1999
        March 31, 1999...................................  $ 8.750    $ 6.500
        June 30, 1999....................................  $11.750    $ 7.438
        September 30, 1999...............................  $ 9.063    $ 5.250
        December 31, 1999................................  $ 6.188    $ 3.813


     The closing sale price for the common stock on December 29, 2000, the last trading day of the year, was $5.438

     Shareholders of record as of March 16, 2001 numbered 85. The Company estimates that an additional 1,000 shareholders own stock held for their accounts at brokerage firms and financial institutions.

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

ITEM 6. SELECTED FINANCIAL DATA

        FOR THE YEAR ENDING DECEMBER 31,           2000     1999(2)    1998(2)    1997(2)    1996(2)
        --------------------------------          ------    -------    -------    -------    -------
                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net Sales.......................................  $202.3    $187.6     $182.3     $160.7     $125.2
Cost of Sales...................................   147.4     138.9      124.6      114.8       92.8
                                                  ------    ------     ------     ------     ------
Gross Profit....................................    54.9      48.7       57.7       45.9       32.4
Income from Operations..........................    19.5      18.6       32.8       22.1        9.8
Income (Loss) before Income Taxes and
  Extraordinary Charge..........................    10.2      10.0       21.9        6.6       (1.1)
Income Taxes....................................     4.4       3.7        9.7        3.7        0.8
Income (Loss) before Extraordinary Charge.......     5.8       6.3       12.2        2.9       (1.9)
Extraordinary Charge (1)........................      --        --        3.1         --        1.2
                                                  ------    ------     ------     ------     ------
Net Income (Loss)...............................  $  5.8    $  6.3     $  9.1     $  2.9     $ (3.1)
Preferred Stock Dividend Requirements...........    (0.2)     (0.1)      (0.3)      (0.3)      (0.2)
Income (Loss) before Extraordinary Item
  Applicable to Common Shareholders.............  $  5.6    $  6.2     $ 11.9     $  2.6     $ (2.1)
Net Income (Loss) Applicable to Common
  Shareholders..................................  $  5.6    $  6.2     $  8.9     $  2.6     $ (3.3)
EARNINGS (LOSS) PER SHARE:
Basic:
  Earnings (Loss) Before Extraordinary
     Charges....................................  $  .66    $  .71     $ 1.59     $  .55     $ (.45)
  Extraordinary Charge..........................      --        --       (.41)        --       (.26)
                                                  ------    ------     ------     ------     ------
Basic Earnings (Loss) Per Share.................  $  .66    $  .71     $ 1.18     $  .55     $ (.71)
                                                  ------    ------     ------     ------     ------
Diluted:
  Earnings (Loss) Before Extraordinary Charge...  $  .66    $  .71     $ 1.51     $  .45     $ (.45)
  Extraordinary Charge..........................      --        --       (.39)        --       (.26)
                                                  ------    ------     ------     ------     ------
Diluted Earnings (Loss) Per Share...............  $  .66    $  .71     $ 1.12     $  .45     $ (.71)
                                                  ------    ------     ------     ------     ------
OTHER DATA:
Depreciation and Amortization...................  $ 15.0    $ 13.7     $ 11.5     $ 10.5     $  8.4
Capital Expenditures (Including Capital
  Leases........................................  $ 10.5    $ 10.2     $ 15.2     $  9.6     $ 10.3

DECEMBER 31,                                       2000      1999      1998      1997      1996
------------                                      ------    ------    ------    ------    ------
                                                                  (IN MILLIONS)
BALANCE SHEET DATA:
Cash and Cash Equivalents.......................  $  4.0    $  4.0    $ 14.3    $  4.4    $ 25.8
Working Capital.................................    36.5      33.5      39.9      28.8      48.7
Property Plant and Equipment, Net...............    70.4      70.2      64.3      52.5      44.1
Total Assets....................................   215.4     209.6     203.4     173.1     158.4
Total Long-Term Debt............................   103.9     105.4     102.5     132.1     129.2
Shareholders' Equity (Deficit)..................    71.7      66.5      64.4      (2.2)      1.2

---------------

(1) Reflects premium paid on partial redemption of Senior Notes and write-off of deferred financing costs in conjunction with the Company's initial public offering, net of $2.3 million in income taxes in 1998 and write-off of deferred financing costs, net of $0.8 million in income taxes in 1996.

(2) In the fourth quarter of 2000, the Company changed its accounting policy to reflect in its consolidated statement of income all shipping and handling costs as cost of sales and related shipping revenue in net sales. All prior periods have been changed to conform to current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report. Management's discussion and analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties, which may cause actual results to differ materially from those expressed in the forward-looking statements.

RESULTS OF OPERATIONS

     In 2000, Hawk Corporation experienced a 7.9 percent decrease in net income over the prior year. This decrease was attributable to weakness in the heavy truck and agriculture markets served by the Company's friction and powder metal divisions, increased technical and administrative spending to support the Company's growth initiatives and the continuing start-up expenditures at the Company's Mexico and China facilities. In addition, the Company's effective tax rate increased in 2000 to 43.0 percent from 36.7 percent in 1999 as a result of higher tax rates at the Company's foreign operations and the absence of various state tax credits that resulted in the lowering of the effective rate.

     The Company is anticipating slight growth for 2001 as growth in the industrial markets served by the Company is expected to be near 2000 levels. The Company expects to see continuing softness in the first half of the year with more favorable market conditions developing during the second half of 2001. Additionally, the Company expects to benefit from new product introductions and the achievement of operating production levels at its facilities in Mexico and China during 2001.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Net Sales. Consolidated net sales for 2000 were $202.3 million, an increase of $14.7 million or 7.8 percent over 1999. The increase in net sales came primarily from the Company's powder metal and performance automotive segments. The net sales increase was attributable to the acquisition of Allegheny in March 1999, Quarter Master in November 1999 and Tex Racing in November 2000. Sales in 2000 from these acquisitions represented $9.4 million, or 63.9 percent, of the total sales increase reported during 2000. Sales in the friction segment were $106.3 million in 2000, a decrease of 0.9 percent compared to 1999. Sales increases in the construction and specialty markets served by the friction segment were offset by declines in the truck, non-performance automotive and agriculture markets, and to a lesser extent, the aerospace market. In the Company's powder metal segment, sales increased to $78.2 million, or 14.5 percent, from 1999. The increase was the result of the acquisition of Allegheny and strength in the fluid power, appliance and lawn and garden markets served by the Company. This increase was offset by the continued reduction in volumes from a customer that moved its production offshore.

     Gross Profit. Gross profit increased $6.1 million to $54.9 million during 2000, a 12.5 percent increase compared to gross profit of $48.8 million in 1999. The gross profit margin increased to 27.1 percent in 2000 from 26.0 percent in the comparable period in 1999. The increase in margins was led by the friction segment, primarily as a result of product mix benefits and cost reduction programs initiated in 1999. In the powder metal segment, while the Company benefited from volume increases from the acquisition of Allegheny, the softness in the agriculture and heavy truck markets served by this segment, the loss of a customer and changes in the product-mix caused a reduction in margins achieved by the Company during 1999. Gross profit margins in the Company's performance automotive segment remained flat in 2000 when compared to 1999 while the gross profit margin in the Company's motor segment declined in 2000 primarily as a result of the startup costs associated with the Company's new Mexican facility.

     Selling, Technical and Administrative Expenses. Selling, technical and administrative ("ST&A") expenses increased $4.9 million, or 18.6 percent, from $26.4 million during 1999 to $31.3 million in 2000. As a percentage of net sales, ST&A increased to 15.5 percent of sales in 2000 from 14.1 percent of sales in 1999. The increase in ST&A expenses as a percent of sales, resulted primarily from expenditures incurred by the Company's entry into Mexico and China, personnel costs associated the Company's growth initiatives and increased depreciation expense. The Company spent $3.5 million, or 1.7 percent of its net sales on product research and development costs compared to $3.2 million in 1999.

     Income from Operations. Income from operations increased $0.9 million, or
4.8 percent, from $18.6 million in 1999 to $19.5 million in 2000. Income from operations as a percentage of net sales decreased to 9.6 percent in 2000 from
9.9 percent in 1999.

     Other (Expense) Income. Other expense was $0.5 million in 2000, an increase of $0.9 million, from income of $0.4 million reported in 1999. The expense reported in 2000 was primarily the result of foreign currency transaction losses incurred by the Company at its Italian facility. In addition, the Company reported income in 1999 as the result of the receipt of a contingent receivable.

     Interest Expense. Interest expense decreased $0.4 million, or 4.3 percent, to $9.0 million in 2000 from $9.4 million in 1999. The decrease is attributable to lower debt levels during 2000 compared with 1999.

     Income Taxes. The provision for income taxes increased $0.7 million to $4.4 million in 2000 from $3.7 million in 1999 primarily because of the increase in the Company's effective tax rate during 2000 as a result of higher tax rates at the Company's foreign operations. In 1999, the Company benefited from state investment and job creation tax credits. An analysis of changes in income taxes and the effective tax rate of the Company are presented in the accompanying consolidated financial statements and notes.

     Net Income. As a result of the factors noted above, net income was $5.8 million in 2000, a decrease of 7.9 percent, compared to net income of $6.3 million reported in 1999.

  YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Net Sales. Consolidated sales for 1999 were $187.6 million, an increase of $5.3 million or 2.9 percent over 1998. The increase in sales came from the powder metal segment, with 1999 sales levels exceeding 1998 by $14.8 million, or
27.7 percent. The sales increase was attributable to the acquisition of Clearfield in June 1998 and Allegheny in March 1999. Sales in 1999 from the Clearfield Powdered Metals, Inc and Allegheny Powder Metallurgy, Inc. acquisitions represent a $21.3 million increase over 1998 sales contributed by Clearfield during the six months of 1998 that it was owned by Hawk. This increase represents 143.9 percent of the total increase in the 1999 powder metal segment sales. The Company experienced soft demand in the agricultural market served by the powder metal segment as well as the loss of a powder metal customer at the Company's Sinterloy facility during 1999 that moved its production offshore. Sales in the friction segment were $107.3 million in 1999, a decrease of 8.4 percent compared to 1998. Sales increases in the truck and specialty markets served by the friction segment were offset by declines in the agricultural and mining and forestry components of the construction markets, and to a lesser extent, the aerospace market.

     Gross Profit. Gross profit decreased $8.8 million to $48.8 million during 1999, a 15.3 percent decrease compared to gross profit of $57.6 million in 1998. The gross profit margin decreased to 26.0 percent in 1999 from 31.6 percent in the comparable period in 1998. The decrease in margins occurred in both the friction and powder metal segments, primarily as a result of sales weaknesses in the agricultural and construction markets, and to a lesser extent, the aerospace market. This softness contributed to reduced sales of higher-margin friction and powder metal products and under-utilization of manufacturing capacity, primarily in the friction segment and higher depreciation costs incurred by the Company. In the powder metal segment, while the Company benefited from volume increases from the acquisitions of Clearfield and Allegheny, the softness in the agricultural and construction markets, the loss of the customer and changes in the product-mix caused a reduction in margins achieved by the Company during 1999.

     Selling, Technical and Administrative Expenses. Selling, technical and administrative ("ST&A") expenses increased $5.1 million, or 23.9 percent, from $21.3 million during 1998 to $26.4 million in 1999. As a percentage of net sales, ST&A increased to 14.1 percent of sales in 1999 from 11.7 percent of sales in 1998. The increase in ST&A expenses as a percent of sales, resulted primarily from expenditures incurred by the Company's entry into Mexico and China and personnel costs associated with the restructuring of the Company's friction segment. The Company spent $3.2 million, or 1.7 percent of its net sales on product research and development costs compared to $3.0 million in 1998.

     Income from Operations. Income from operations decreased $14.2 million, or
43.3 percent, from $32.8 million in 1998 to $18.6 million in 1999. Income from operations as a percentage of net sales decreased to 9.9 percent in 1999 from
18.0 percent in 1998. The decline reflected the impact of the sales weakness, product mix, facility utilization, personnel costs and start-up costs incurred for global expansion.

     Interest Expense. Interest expense decreased $2.5 million, or 21.0 percent, to $9.4 million in 1999 from $11.9 million in 1998. The decrease is attributable to lower debt levels, a result of the repayment of debt from the proceeds of the Company's IPO in the second quarter of 1998 and, to a lesser extent, lower interest rates incurred by the Company during 1999 compared with 1998.

     Income Taxes. The provision for income taxes decreased $6.0 million to $3.7 million in 1999 from $9.7 million in 1998, primarily because of the decrease in pre-tax income. The Company also experienced a decline in its effective tax rate in 1999 to 36.7 percent from 44.8 percent in 1998 due primarily to state investment and job creation tax credits received by the Company during the year. An analysis of changes in income taxes and the effective tax rate of the Company are presented in the accompanying consolidated financial statements and notes.

     Extraordinary Charge. In 1998, the Company recorded an extraordinary charge of $3.1 million (net of $2.3 million of taxes) in prepayment premiums with the repayment of $35.0 million of the Company's 10 1/4 percent Senior Notes due 2003 (the "Senior Notes") and the write-off of deferred financing costs associated with the redemption of all of the $30.0 million of the Company's 12 percent Senior Subordinated Notes (the "Senior Subordinated Notes").

     Net Income. As a result of the factors noted above, net income was $6.3 million in 1999, a decrease of 30.8 percent, compared to net income of $9.1 million reported in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The primary financing requirements of the Company are (1) for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product development, (2) for funding the Company's day-to-day working capital requirements, (3) for making additional strategic acquisitions of complementary businesses and (4) to pay interest on, and to repay principal of, indebtedness. These requirements have been, and will continue to be, financed through a combination of cash flow from operations and borrowings under the Company's credit facility. As of December 31, 2000, the Company had cash and cash equivalents of $4.0 million.

     In December 1998, the Board of Directors authorized a program to repurchase up to $5.0 million of the Company's common stock. During 2000, the Company did not acquire any shares under the program. In 1999, the Company acquired 367,300 shares under the program.

     Net cash provided by operating activities was $21.6 million in 2000 compared to $19.7 million in 1999. Cash provided by operations is primarily attributable to net income and non-cash charges of depreciation and amortization. Net working capital was $36.5 million at year-end 2000 compared to $33.5 million at year-end 1999. The increase in working capital at December 31, 2000 is primarily attributable to the acquisition of Tex Racing in November 2000.

     Net cash used in investing activities was $16.9 million in 2000 and $25.8 million in 1999. The cash used in investing activities in 2000 consisted primarily of $6.5 million for the acquisitions of Tex Racing and Net Shape and $10.5 million for the purchase of property, plant and equipment. In 1999, cash used in investing activities consisted of $19.4 million attributable to the acquisitions of Allegheny and Quarter Master and $10.1 million for the purchase of property, plant and equipment. During 1999, the Company received cash of $3.7 million from the sale of unused office and manufacturing facilities. In order to achieve long-term growth prospects and enhance product quality, capital spending in 2001 is anticipated to be approximately $12.1 million.

     Net cash used in financing activities was $4.6 million in 2000, primarily for the payment of long-term debt. In 1999, net cash used in financing activities was also $4.6 million, primarily from the repurchase of common stock and the payment of long-term debt.

     The Company believes that for the next twelve months, cash flow from operating activities, borrowings under its credit facility and access to capital markets will be sufficient to satisfy its working capital, capital expenditure and debt requirements and to finance continued growth through acquisitions.

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

     - the ability of the Company to utilize all of its manufacturing capacity in light of softness in some end-markets served by the Company;

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

     - the ability of the Company to successfully integrate the Tex Racing, Net Shape or any other future acquisitions into the Company's existing businesses;

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

     These risks and others that are detailed in this Form 10-K, must be considered by any investor or potential investor in the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk Disclosures. The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for speculative or trading purposes.

     Interest Rate Sensitivity. Approximately 29.5 percent of the Company's long-term debt obligations bear interest at a variable rate. To mitigate the risk associated with interest rate fluctuations, the Company entered into an interest rate swap with a notional amount of $35.0 million. The agreement expired on December 31, 2000. In mid-January 2001, the Company entered into a new interest rate swap agreement with a notional amount of $10.0 million. The notional amount is used to calculate the contractual cash flow to be exchanged and does not represent exposure to credit loss.

     Foreign Currency Exchange Risk. The Company currently does not hedge its foreign currency exposure and, therefore, has not entered into any forward foreign exchange contracts to hedge foreign currency transactions. The Company has operations outside the United States with foreign-currency denominated assets and liabilities, primarily denominated in Italian lira, Canadian dollars and Mexican pesos. Because the Company has foreign-currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The unhedged foreign currency balance sheet exposures as of December 31, 2000 are not expected to result in a significant impact on earnings or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Hawk Corporation

     We have audited the accompanying consolidated balance sheets of Hawk Corporation and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawk Corporation and subsidiaries at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Cleveland, Ohio
February 9, 2001

                      (This page intentionally left blank)

                                HAWK CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  4,010    $  3,993
  Accounts receivable, less allowance of $372 in 2000 and
     $408 in 1999...........................................    29,602      29,745
  Inventories:
     Raw materials and work-in-process......................    20,140      17,809
     Finished products......................................    11,724       9,310
                                                              --------    --------
                                                                31,864      27,119
  Deferred income taxes.....................................     1,113       1,747
  Other current assets......................................     2,976       3,599
                                                              --------    --------
Total current assets........................................    69,565      66,203
Property, plant and equipment:
  Land and improvements.....................................     1,603       1,504
  Buildings and improvements................................    18,240      16,067
  Machinery and equipment...................................    89,330      81,953
  Furniture and fixtures....................................     5,584       4,915
  Construction in progress..................................     3,316       3,710
                                                              --------    --------
                                                               118,073     108,149
  Less accumulated depreciation.............................    47,672      37,964
                                                              --------    --------
Total property, plant and equipment.........................    70,401      70,185
Other assets:
  Intangible assets.........................................    70,713      69,177
  Shareholder notes.........................................     1,010       1,010
  Other.....................................................     3,696       3,045
                                                              --------    --------
Total other assets..........................................    75,419      73,232
                                                              --------    --------
Total assets................................................  $215,385    $209,620
                                                              ========    ========

                See notes to consolidated financial statements.

                                HAWK CORPORATION

                                                                  DECEMBER 31
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 11,579    $ 11,414
  Short-term borrowings.....................................        --         872
  Accrued compensation......................................     7,791       6,944
  Other accrued expenses....................................     6,446       6,271
  Current portion of long-term debt.........................     7,273       7,160
                                                              --------    --------
Total current liabilities...................................    33,089      32,661
Long-term liabilities:
  Long-term debt............................................    96,661      98,244
  Deferred income taxes.....................................    11,554      10,559
  Other.....................................................     2,092       1,667
                                                              --------    --------
Total long-term liabilities.................................   110,307     110,470
Minority interest...........................................       300          --
Shareholders' equity:
  Series D preferred stock, $.01 par value; an aggregate
     liquidation value of $1,530, plus any unpaid dividends
     with 9.8% cumulative dividend (1,530 shares authorized,
     issued and outstanding)................................         1           1
  Class A common stock, $.01 par value; 75,000,000 shares
     authorized; 9,187,750 issued; and 8,548,520 and
     8,540,920 outstanding in 2000 and 1999, respectively...        92          92
  Class B common stock, $.01 par value; 10,000,000 shares
     authorized; none issued or outstanding.................        --          --
  Additional paid-in capital................................    54,631      54,645
  Retained earnings.........................................    24,109      18,491
  Accumulated other comprehensive loss......................    (2,409)     (1,949)
  Treasury stock, at cost, 639,230 and 646,830 shares in
     2000 and 1999, respectively............................    (4,735)     (4,791)
                                                              --------    --------
Total shareholders' equity..................................    71,689      66,489
                                                              --------    --------
Total liabilities and shareholders' equity..................  $215,385    $209,620
                                                              ========    ========

                See notes to consolidated financial statements.

                                HAWK CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Net sales..................................................  $202,329    $187,638    $182,287
Cost of sales..............................................   147,387     138,879     124,641
                                                             --------    --------    --------
Gross profit...............................................    54,942      48,759      57,646
Expenses:
  Selling, technical and administrative expenses...........    31,318      26,366      21,296
  Amortization of intangibles..............................     4,161       3,829       3,532
                                                             --------    --------    --------
Total expenses.............................................    35,479      30,195      24,828
                                                             --------    --------    --------
Income from operations.....................................    19,463      18,564      32,818
Interest expense...........................................    (9,016)     (9,409)    (11,883)
Interest income............................................       218         431         999
Other (expense) income, net................................      (535)        405         (31)
                                                             --------    --------    --------
Income before income taxes and extraordinary charge........    10,130       9,991      21,903
Income taxes...............................................     4,360       3,662       9,690
                                                             --------    --------    --------
Income before extraordinary charge.........................     5,770       6,329      12,213
Extraordinary charge--net of taxes of $2,276...............        --          --       3,079
                                                             --------    --------    --------
Net income.................................................  $  5,770    $  6,329    $  9,134
                                                             ========    ========    ========
Earnings per share:
  Basic:
     Earnings before extraordinary charge..................  $    .66    $    .71    $   1.59
     Extraordinary charge..................................        --          --        (.41)
                                                             --------    --------    --------
  Basic earnings per share.................................  $    .66    $    .71    $   1.18
                                                             ========    ========    ========
  Diluted:
     Earnings before extraordinary charge..................  $    .66    $    .71    $   1.51
     Extraordinary charge..................................        --          --        (.39)
                                                             --------    --------    --------
  Diluted earnings per share...............................  $    .66    $    .71    $   1.12
                                                             ========    ========    ========

                See notes to consolidated financial statements.

                                HAWK CORPORATION

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                 (IN THOUSANDS)

                                                                             ACCUMULATED
                                                   ADDITIONAL   RETAINED        OTHER        COMMON
                              PREFERRED   COMMON    PAID-IN     EARNINGS    COMPREHENSIVE   STOCK IN
                                STOCK     STOCK     CAPITAL     (DEFICIT)   INCOME (LOSS)   TREASURY    TOTAL
                              ---------   ------   ----------   ---------   -------------   --------   -------
Balance at January 1,
  1998......................     $1        $14      $ 1,964      $(3,120)      $(1,030)                $(2,171)
  Net income................                                       9,134                                 9,134
  Other comprehensive
     income:
  Foreign currency
     translation............                                                       390                     390
                                                                                                       -------
  Total comprehensive
     income.................                                                                             9,524
  Stock split...............                33          (33)
  Issuance of common stock
     in connection with
     initial public
     offering, net of
     issuance costs.........                35       54,450                                             54,485
  Conversion of detachable
     warrants in connection
     with initial public
     offering...............                10                     6,553                                 6,563
  Preferred stock
     redemption.............                         (1,736)                                            (1,736)
  Preferred stock
     dividend...............                                        (257)                                 (257)
  Repurchase of common
     stock..................                                                                $(1,993)    (1,993)
                                 --        ---      -------      -------       -------      -------    -------
Balance at December 31,
  1998......................      1         92       54,645       12,310          (640)      (1,993)    64,415
  Net income................                                       6,329                                 6,329
  Other comprehensive
     income:
  Foreign currency
     translation............                                                    (1,309)                 (1,309)
                                                                                                       -------
  Total comprehensive
     income.................                                                                             5,020
  Preferred stock
     dividend...............                                        (148)                                 (148)
  Repurchase of common
     stock..................                                                                 (2,798)    (2,798)
                                 --        ---      -------      -------       -------      -------    -------
Balance at December 31,
  1999......................      1         92       54,645       18,491        (1,949)      (4,791)    66,489
  Net income................                                       5,770                                 5,770
  Other comprehensive
     income:
  Minimum pension liability
     (net of tax)...........                                                       (83)                    (83)
  Foreign currency
     translation............                                                      (377)                   (377)
                                                                                                       -------
  Total comprehensive
     income.................                                                                             5,310
  Preferred stock
     dividend...............                                        (152)                                 (152)
  Issuance of common stock
     from treasury as
     compensation...........                            (14)                                     56         42
                                 --        ---      -------      -------       -------      -------    -------
Balance at December 31,
  2000......................     $1        $92      $54,631      $24,109       $(2,409)     $(4,735)   $71,689
                                 ==        ===      =======      =======       =======      =======    =======

                See notes to consolidated financial statements.

                                HAWK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  5,770    $  6,329    $  9,134
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    14,976      13,673      11,496
  Accretion of discount on debt.............................        --          --         238
  Deferred income taxes.....................................     1,650       1,440       3,161
  Extraordinary charge, net of tax..........................        --          --       3,079
  Loss on fixed assets......................................       216         518         346
  Changes in operating assets and liabilities, net of
     acquired assets:
     Accounts receivable....................................       590      (2,690)      2,546
     Inventories............................................    (3,622)        121      (1,821)
     Other assets...........................................        57         581      (3,636)
     Accounts payable.......................................      (205)        (67)       (817)
     Other liabilities......................................     2,132        (159)        210
                                                              --------    --------    --------
Net cash provided by operating activities...................    21,564      19,746      23,936
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of marketable securities...........................        --          --      (4,130)
Sale of marketable securities...............................        --          --       4,040
Business acquisitions.......................................    (6,510)    (19,350)     (9,100)
Purchases of property, plant and equipment..................   (10,489)    (10,134)    (14,084)
Proceeds from sale of assets................................        69       3,682          --
Payments received on shareholder notes......................        --          --         665
                                                              --------    --------    --------
Net cash used in investing activities.......................   (16,930)    (25,802)    (22,609)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term debt.................................      (808)         --        (805)
Proceeds from long-term debt................................    30,217      38,022      35,000
Payments on long-term debt..................................   (33,886)    (39,701)    (71,795)
Deferred financing costs....................................        --          --        (850)
Payments of preferred stock dividends.......................      (152)       (148)       (257)
Net proceeds from issuance of common stock..................        --          --      52,749
Prepayment premium on early retirement of debt..............        --          --      (3,588)
Repurchase of common stock..................................        --      (2,798)     (1,993)
                                                              --------    --------    --------
Net cash (used in) provided by financing activities.........    (4,629)     (4,625)      8,461
Effect of exchange rate changes on cash.....................        12         357         141
                                                              --------    --------    --------
Net increase (decrease) in cash and cash equivalents........        17     (10,324)      9,929
Cash and cash equivalents at beginning of year..............     3,993      14,317       4,388
                                                              --------    --------    --------
Cash and cash equivalents at end of year....................  $  4,010    $  3,993    $ 14,317
                                                              ========    ========    ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest..................................  $  9,045    $  9,403    $ 12,179
                                                              ========    ========    ========
Cash payments for income taxes..............................  $  3,685    $  2,596    $  6,310
                                                              ========    ========    ========
Noncash investing and financing activities:
  Equipment purchased with capital leases...................  $     24    $     85    $  1,149
                                                              ========    ========    ========
  Issuance of common stock from treasury....................  $     42    $     --    $     --
                                                              ========    ========    ========

                See notes to consolidated financial statements.

                                HAWK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

A. BASIS OF PRESENTATION

     Hawk Corporation (the "Company") designs, engineers, manufactures and markets specialized components used in a wide variety of aerospace, industrial and commercial applications.

     The consolidated financial statements of the Company include its wholly owned subsidiaries. Beginning in December 2000, the financial statements also include the Company's 67% ownership interest in Net Shape Technologies, LLC. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements. Certain amounts have been reclassified in 1999 and 1998 to conform with the 2000 presentation.

     In May 1998, the Company completed an initial public offering (IPO) of 3,500,000 shares of common stock at an offering price to the public of $17.00 per share. See Note F.

     In the fourth quarter of 2000, the Company changed its accounting policy to reflect in its consolidated statement of income all shipping and handling costs as cost of sales and related shipping revenue in net sales. All prior periods have been changed to conform to current year presentation.

B. SIGNIFICANT ACCOUNTING POLICIES

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost and include expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. The Company principally uses either the straight-line or the unit method of depreciation for financial reporting purposes based on annual rates sufficient to amortize the cost of the assets over their estimated useful lives. Buildings and improvements are depreciated over periods ranging from 15 to 33 years. Machinery and equipment is depreciated over periods ranging from 4 to 12 years. Furniture and fixtures are depreciated over periods ranging from 3 to 10 years. Accelerated methods of depreciation are used for federal income tax purposes.

  INTANGIBLE ASSETS

     Intangible assets are amortized using the straight-line method over periods ranging from 5 to 40 years. The ongoing value and remaining useful life of intangible assets are subject to periodic evaluation, and the Company currently expects the carrying amounts to be fully recoverable. If events and circumstances indicate that intangible assets might be impaired, an undiscounted cash flows methodology would be used to determine whether an impairment loss should be recognized.

  FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Revenues and expenses are translated at weighted average exchange rates. Gains and losses from

                                HAWK CORPORATION
transactions are included in results of operations. Gains and losses resulting from translation are included in accumulated other comprehensive loss, a component of shareholders' equity.

  REVENUE RECOGNITION

     Revenue from the sale of the Company's products is recognized upon shipment to the customer and when title has transferred. Costs and related expenses to manufacture the products are recorded as costs of sales when the related revenue is recognized.

  SIGNIFICANT CONCENTRATIONS

     The Company provides credit, in the normal course of its business, to original equipment and aftermarket manufacturers. The Company's customers are not concentrated in any specific geographic region. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management's expectations.

     The Company has approximately 200 employees at one of its foreign operations covered under a national collective bargaining agreement, which expired in 2000. The Company is currently operating under a temporary agreement with its union.

  PRODUCT RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred. The Company's expenditures for product development and engineering were approximately $3,533 in 2000, $3,229 in 1999 and $2,985 in 1998.

  INCOME TAXES

     The Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities in the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted rates for differences between the tax and financial reporting bases of assets and liabilities.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and Cash Equivalents -- The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair value.

     Long-Term Debt (including Current Portion) -- The fair values of the Company's publicly traded debentures, shown in the following table, are based on quoted market prices. The fair values of the Company's non-traded debt, also shown in the following table, are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                                                                     DECEMBER 31
                                                      ------------------------------------------
                                                             2000                   1999
                                                      -------------------    -------------------
                                                      CARRYING     FAIR      CARRYING     FAIR
                                                       AMOUNT      VALUE      AMOUNT      VALUE
                                                      --------    -------    --------    -------
Publicly traded debt................................  $65,000     $61,100    $65,000     $61,100
Non-traded debts (including capital leases).........  $38,934     $38,934    $40,404     $40,404

     Interest Rate Swap -- The Company enters into interest rate swaps primarily to hedge against interest rate risks. These agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Counterparties to this agreement are major financial institutions. There were no interest rate swap agreements outstanding at December 31, 2000.

                                HAWK CORPORATION

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires all derivatives to be recognized as either assets or liabilities in the balance sheet and measured at fair value. The adoption of the statement effective January 1, 2001 did not have a significant effect.

C. BUSINESS ACQUISITIONS

     Effective in June 1998, the Company acquired all of the outstanding stock of Clearfield Powdered Metals, Inc. for $9,100 in cash and other consideration. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of the net assets acquired in the amount of $8,300 is being amortized over 30 years and is included in intangible assets. The results of operations of Clearfield are included in the Company's consolidated statements of income since the date of acquisition.

     Effective in March 1999, the Company acquired all of the outstanding stock of Allegheny Powder Metallurgy, Inc. for $14,500 in cash and other consideration. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of the acquired in the amount of $8,110 is being amortized over 30 years and is included in intangible assets. The results of operations of Allegheny are included in the Company's consolidated statements of income since the date of acquisition.

     Effective in November 1999, the Company acquired substantially all of the assets (except cash) and assumed certain liabilities of Quarter Master Industries, Inc. for $4,850 in cash and other consideration. The purchase price also includes future contingent payments based on earnings. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of the assets less the assumed liabilities in the amount of $4,240 is being amortized over 15 years and is included in intangible assets. The results of operations of Quarter Master are included in the Company's consolidated statements of income since the date of acquisition.

     Effective in November 2000, the Company acquired all of the outstanding stock of Tex Racing Enterprises, Inc. for $6,030 in cash and other consideration. The purchase price also includes future contingent payments based on earnings. The acquisition was accounted for as a purchase. The excess of purchase price over the estimated fair value of the net assets acquired in the amount of $4,700 is being amortized over 15 years and is included in intangible assets. The results of operations of Tex Racing are included in the Company's consolidated statements of income since the date of acquisition.

     In December 2000, the Company acquired 67% of Net Shape Technologies LLC (Net Shape) for $480 in cash, concurrent with a capital infusion of $800. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of net assets acquired in the amount of $742 is being amortized over 10 years and is included in intangible assets. The results of operations of Net Shape are included in the Company's consolidated statements of income since the date of acquisition.

     The following unaudited pro forma consolidated results of operations give effect to the Allegheny, Quarter Master, Tex Racing and Net Shape acquisitions as though they had occurred on January 1, 1999 and include certain adjustments, such as additional amortization expense as a result of goodwill.

                                HAWK CORPORATION

                                                                YEAR ENDED DECEMBER 31
                                                                ----------------------
                                                                  2000         1999
                                                                ---------    ---------
Net sales...................................................    $209,435     $202,855
                                                                ========     ========
Net income..................................................    $  5,658     $  7,796
                                                                ========     ========
Income per share -- basic...................................    $    .64     $    .88
                                                                ========     ========
Income per share -- diluted.................................    $    .64     $    .88
                                                                ========     ========

     Pro forma net sales and net income are not necessarily indicative of the net sales and net income that would have occurred had the acquisitions been made at the beginning of the year or the results that may occur in the future.

D. INTANGIBLE ASSETS

     The components of intangible assets and related amortization periods are as follows:

                                                                 DECEMBER 31
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Product certifications (19 to 40 years).....................  $20,820    $20,820
Goodwill (10 to 40 years)...................................   67,380     61,895
Deferred financing costs (5 to 7 years).....................    4,693      4,693
Proprietary formulations and patents (10 to 15 years).......    1,858      1,858
Other.......................................................    1,043        831
                                                              -------    -------
                                                               95,794     90,097
Accumulated amortization....................................  (25,081)   (20,920)
                                                              -------    -------
                                                              $70,713    $69,177
                                                              =======    =======

     Product certifications were acquired and valued based on the acquired company's position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

E. FINANCING ARRANGEMENTS

                                                                 DECEMBER 31
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
Term Loan...................................................  $22,500    $27,500
Senior Notes................................................   65,000     65,000
Revolver....................................................    8,145      4,951
Other.......................................................    8,289      7,953
                                                              -------    -------
                                                              103,934    105,404
Less current portion........................................    7,273      7,160
                                                              -------    -------
                                                              $96,661    $98,244
                                                              =======    =======

     In connection with the IPO in May 1998, the Company retired all of its outstanding $30,000 Senior Subordinated Notes, and incurred an extraordinary charge of $427 relating to the write-off of previously capitalized deferred financing costs. The Senior Subordinated Notes had detachable warrants to the lender, which terminated upon the closing of the Company's IPO and provided the lender the option to purchase 1,023,793 shares of the Company's common stock at a per share price of $.01. The warrant holders exercised the warrants on May 11, 1998 for 1,023,793 shares of the Company's common stock. As a result of the warrant exercise the

                                HAWK CORPORATION
corresponding carrying value of the warrants of $9,300, less the par value of the common stock issued, including the put options, was reclassified as an addition to retained earnings.

     In November 1996, the Company issued $100,000 in Senior Notes (Senior Notes) due on December 1, 2003, unless previously redeemed at the Company's option, in accordance with the terms of the Senior Notes. Interest is payable semi-annually on June 1 and December 1 of each year commencing June 1, 1997, at a fixed rate of 10.25%. In March 1997, the Senior Notes were exchanged for notes registered with the Securities and Exchange Commission. In May 1998, concurrent with the IPO, the Company retired $35,000 of the then outstanding $100,000 Senior Notes and incurred extraordinary charges of $1,340 and $3,588 relating to the write-off of previously capitalized deferred financing costs and a prepayment premium on the early retirement of debt, respectively. The remaining $65,000 Senior Notes are fully and unconditionally guaranteed on a joint and several basis by each of the direct and indirect wholly owned domestic subsidiaries of the Company (Guarantor Subsidiaries). See Note N.

     In May 1998, the Company entered into a $35,000 unsecured term loan facility and a $50,000 unsecured revolving credit facility. The term loan has quarterly maturities of $1,250, beginning September 30, 1998, with the remaining principal of $12,500 due on March 31, 2003. The revolving credit facility matures March 31, 2003. Interest is payable under both facilities, quarterly, at a variable rate based on a Eurodollar Rate, plus a margin, per annum or, at the Company's option, a variable rate based on the lending bank's prime rate. The margin is subject to increase or decrease based on achievement of certain financial covenants by the Company. At December 31, 2000, the rate on the term loan facility and the revolving credit facility was 8.7% and 8.5%, respectively. The term loan and revolving credit facility require the Company to maintain certain conditions with respect to net worth and interest coverage ratio as defined in the agreement.

     Aggregate principal payments due on long-term debt as of December 31, 2000 are as follows: 2001 -- $7,273; 2002 -- $6,228; 2003 -- $86,534; 2004 -- $1,829;
2005 -- $1,920; and thereafter -- $150.

     At December 31, 1999 the Company's short-term borrowings represent advances under unsecured lines of credit. No amounts were outstanding at December 31, 2000. Unused amounts under these lines total approximately $1,700 at December 31, 2000.

F. SHAREHOLDERS' EQUITY

     In connection with the IPO, in 1998, the Company redeemed all 1,375 shares of its outstanding, $.01 par value, Series A preferred stock, 351 shares of its outstanding, $.01 par value, Series B preferred stock and 7 shares of its outstanding, $.01 par value, Series C preferred stock. The remaining 351 and 1,182 issued and outstanding shares of Series B and C preferred stock, respectively, were converted into 1,530 shares of $.01 par value, Series D preferred stock. Dividends on the Series D preferred stock are cumulative at a rate of 9.8%. Each share of Series D preferred stock is (1) entitled to a liquidation preference equal to $1,000 per share plus any accrued or unpaid dividends, (2) not entitled to vote, except in certain circumstances, and (3) redeemable in whole, at the option of the Company, for $1 per share plus all accrued dividends to the date of redemption. The Company also has 100,000 authorized shares of $.01 par value, Series E preferred stock, of which no shares are issued or outstanding. Each share of Series E preferred stock is (1) not redeemable and is entitled to dividends in the amount of 1,000 times the per share dividend received by the holders of common stock, (2) entitled to 1,000 votes per share, and (3) entitled to a liquidation right of 1,000 times the aggregate amount distributed per share to the holder of common stock.

     On November 13, 1997, the Board of Directors declared a dividend of one Series E preferred share purchase right (a Right) for each outstanding share of common stock. The dividend was payable to the shareholders of record as of January 16, 1998, and with respect to common stock, issued thereafter until the Distribution Date, as defined in the Rights Agreement, and in certain circumstances, with respect to common stock issued after the Distribution Date. Except as set forth in the Rights Agreement, each Right, when it becomes exercisable, entitles

                                HAWK CORPORATION
the registered holder to purchase from the Company one one-thousandth of a share of Series E preferred stock at a price of $70 per one one-thousandth share of a Series E preferred stock, subject to adjustment.

G. EMPLOYEE STOCK OPTION PLAN

     The Company grants stock options to certain employees under various plans, to purchase shares of Class A common shares. In May 2000, the shareholders approved the Hawk Corporation 2000 Long Term Incentive Plan, which allows for the issuance of up to 700,000 shares of Class A common stock to officers and other key employees. During 2000, 1999 and 1998, the Company granted stock options to purchase an aggregate of 328,878, 147,400 and 343,200 shares, respectively, at exercise prices representing the fair market values of such shares at the date of grant. The options vest ratably over a five year period.

     The following table summarizes the stock option activity for the years ended December 31, 2000 and 1999 and 1998:

                                          2000                  1999                  1998
                                   -------------------   -------------------   -------------------
                                              WEIGHTED              WEIGHTED              WEIGHTED
                                              AVERAGE               AVERAGE               AVERAGE
                                              EXERCISE              EXERCISE              EXERCISE
                                   OPTIONS     PRICE     OPTIONS     PRICE     OPTIONS     PRICE
                                   --------   --------   --------   --------   --------   --------
Options outstanding at beginning
  of year........................   472,600    $13.78     340,200    $16.50          --    $   --
Granted..........................   328,878      6.11     147,400      7.47     343,200     16.52
Exercised........................        --        --          --        --          --        --
Canceled.........................   (35,211)    13.16     (15,000)    13.83      (3,000)    17.00
                                   --------    ------    --------    ------    --------    ------
Options outstanding at end of
  year...........................   766,267    $10.51     472,600    $13.78     340,200    $16.50
Exercisable at the end of the
  year...........................   159,300    $14.91      65,340    $16.62          --    $   --
Weighted average fair value of
  options granted during the
  year...........................  $   4.00              $   4.13              $   8.92
Shares available for future
  grant..........................   633,733               227,400               359,800

     Exercise prices for options outstanding as of December 31, 2000 ranged from $4.25 to $18.70. A summary of the options by range of exercise prices is as follows:

                                              OUTSTANDING                    EXERCISABLE
                                  -----------------------------------    -------------------
                                                           WEIGHTED
                                             WEIGHTED      AVERAGE                  WEIGHTED
                                             AVERAGE      REMAINING                 AVERAGE
            RANGE OF                         EXERCISE    CONTRACTUAL                EXERCISE
         EXERCISE PRICE           OPTIONS     PRICE      LIFE (YEARS)    OPTIONS     PRICE
--------------------------------  -------    --------    ------------    -------    --------
$4.25 to $6.00..................  196,647     $ 5.46         9.3             400     $ 4.25
$6.01 to $12.00.................  284,720     $ 7.37         8.8          37,020     $ 7.74
$12.01 to $18.70................  284,900     $17.13         6.1         121,880     $17.12

                                HAWK CORPORATION

     The Company has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been reflected in the accompanying consolidated financial statements related to the stock options issued pursuant to this plan. If the Company had elected to recognize compensation expense based on the fair value at the grant dates for awards under this plan consistent with the method prescribed by SFAS No. 123, net income and net income per share would have been changed to the pro forma amounts indicated below:

                                                             YEAR ENDED DECEMBER 31
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
Net income:
  As reported............................................  $5,770    $6,329    $9,134
  Pro forma..............................................  $4,975    $5,469    $8,619
Earnings per share (diluted):
  As reported............................................  $  .66    $  .71    $ 1.12
  Pro forma..............................................  $  .58    $  .63    $ 1.09

     The fair value of the options granted used to compute pro forma net income and earnings per share disclosures is the estimated present value at grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                             YEAR ENDED DECEMBER 31
                                                          -----------------------------
                                                           2000       1999       1998
                                                          -------    -------    -------
Dividend yield..........................................       0%         0%         0%
Expected volatility.....................................    57.8%      48.8%      35.0%
Risk free interest rate.................................    5.25%       6.5%       5.8%
Expected average holding period.........................  7 YEARS    7 years    7 years

H. EMPLOYEE BENEFITS

     The Company has several defined benefit pension plans that cover certain employees. Benefits payable are based primarily on compensation and years of service or a fixed annual benefit for each year of service. Certain hourly employees are also covered under collective bargaining agreements. The Company funds the plans in amounts sufficient to satisfy the minimum amounts required under ERISA.

                                HAWK CORPORATION

     The components of the defined benefit pension plans are as follows:

                                                                  DECEMBER 31
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
  Change in benefit obligation:
       Benefit obligation at beginning of year..............  $ 12,530    $ 13,360
       Service cost.........................................       508         613
       Interest cost........................................     1,019         920
       Actuarial losses (gains).............................     1,601      (1,605)
       Plan amendments......................................       220          --
       Foreign currency exchange rate charges...............       (25)         37
     Benefits paid..........................................      (850)       (795)
                                                              --------    --------
     Benefit obligation at end of year......................  $ 15,003    $ 12,530
                                                              ========    ========
  Change in plan assets:
       Fair value of plan assets at beginning of year.......  $ 20,270    $ 15,930
       Actual return on plan assets.........................      (398)      4,410
       Foreign currency exchange rate charges...............       (45)         66
       Company contributions................................       472         659
       Benefits paid........................................      (850)       (795)
                                                              --------    --------
  Fair value of plan assets at end of year..................  $ 19,449    $ 20,270
                                                              ========    ========
  Funded status of the plan.................................  $  4,446    $  7,740
  Unrecognized net actuarial gains..........................    (1,882)     (5,362)
  Unrecognized prior service cost...........................       576         423
                                                              --------    --------
  Net prepaid benefit cost..................................  $  3,140    $  2,801
                                                              ========    ========
  Amounts recognized in the balance sheet consist of the
     following:
          Prepaid benefit cost..............................  $  3,140    $  2,802
          Accrued benefit liability.........................      (393)         (1)
          Intangible asset..................................       253          --
          Cumulative other comprehensive loss...............       140          --
                                                              --------    --------
  Net amount recognized.....................................  $  3,140    $  2,801
                                                              ========    ========

     All of the Company's pension plans were overfunded at December 31, 1999. Amounts applicable to the Company's underfunded pension plans at December 31, 2000 are as follows:

                                                                DECEMBER 31,
                                                                    2000
                                                                ------------
Projected benefit obligation................................      $ 4,303
Accumulated benefit obligation..............................        4,269
Fair value of plan assets...................................        4,139
Amounts recognized as accrued benefit liabilities...........          393
Amounts recognized as intangible asset......................          253

                                                            YEAR ENDED DECEMBER 31
                                                         -----------------------------
                                                          2000       1999       1998
                                                         -------    -------    -------
Components of net periodic pension cost:
     Service cost......................................  $   508    $   613    $   449
     Interest cost.....................................    1,019        920        905
     Expected return on plan assets....................   (1,455)    (1,498)    (1,257)
     Amortization of prior service cost................       67         60         51
     Recognized net actuarial loss.....................      (26)        58         (3)
                                                         -------    -------    -------
                                                         $   113    $   153    $   145
                                                         =======    =======    =======

                                HAWK CORPORATION

     The plans' assets are primarily invested in fixed income and equity securities. In addition, one of the Company's defined benefit plans also contains investments in the Company's stock. As of December 31, 2000, 60,000 shares of the Company's stock had been purchased at a cost of $717. The market value as of December 31, 2000 was $326.

     The following assumptions were used in accounting for the defined benefit plans:

                                                              2000    1999    1998
                                                              ----    ----    ----
Used to compute the projected benefit obligation as of
  December 31:
     Weighted average discount rate.........................  7.5%    8.0%    7.0%
     Annual salary increase.................................  3.0%    3.0%    3.0%
     Weighted average expected long-term rate of return on
       plan assets for the year ended December 31...........  9.5%    9.5%    9.5%

     The Company also sponsors several defined contribution plans, which provide voluntary employee contributions and, in certain plans, matching and discretionary employer contributions. Expenses associated with these plans were approximately $1,444 in 2000, $1,263 in 1999 and $844 in 1998.

I. LEASE OBLIGATIONS

     The Company has capital lease commitments for buildings and equipment. Future minimum annual rentals are: 2001 -- $764; 2002 -- $478; 2003 -- $193;
2004 -- $180; 2005 -- $126; and thereafter -- $12. Amount representing interest is $238. Total capital lease obligations are included in other long-term debt. Amortization of assets recorded under capital leases is included with depreciation expense.

     The Company leases certain office and warehouse facilities and equipment under operating leases. Rental expense was approximately $1,828 in 2000, $1,127 in 1999 and $939 in 1998. Future minimum lease commitments under these agreements that have an original or existing term in excess of one year as of December 31, 2000 are as follows: 2001 -- $1,937; 2002 -- $1,709;
2003 -- $1,321; 2004 -- $1,255; 2005 -- $901; and thereafter -- $939.

J. INCOME TAXES

     The provision for income taxes, including the effect of the extraordinary charge in 1998, consists of the following:

                                                             YEAR ENDED DECEMBER 31
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
Current:
  Federal................................................  $2,020    $1,771    $3,028
  State and local........................................     171       113       626
  Foreign................................................     527       251       599
                                                           ------    ------    ------
                                                            2,718     2,135     4,253
Deferred:
  Federal................................................   1,468     1,259     2,675
  State and local........................................     119       138       287
  Foreign................................................      55       130       199
                                                           ------    ------    ------
                                                            1,642     1,527     3,161
                                                           ------    ------    ------
Total income tax provision...............................  $4,360    $3,662    $7,414
                                                           ======    ======    ======

                                HAWK CORPORATION

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                               2000       1999
                                                              -------    -------
Deferred tax assets:
  Accrued vacation..........................................  $   530    $   498
  Other accruals............................................      733      1,436
  Foreign capital leases....................................    1,304      1,398
  Other.....................................................      987        672
                                                              -------    -------
Total deferred tax assets...................................    3,554      4,004
Deferred tax liabilities:
  Tax over book depreciation and amortization...............   11,186      9,906
  Employee benefits.........................................      687        703
  Foreign leased property...................................    1,666      1,815
  Other.....................................................      456        392
                                                              -------    -------
Total deferred tax liabilities..............................   13,995     12,816
                                                              -------    -------
Net deferred tax liabilities................................  $10,441    $ 8,812
                                                              =======    =======

     The provision for income taxes, including the tax effect of the extraordinary charge in 1998, differs from the amounts computed by applying the federal statutory rate as follows:

                                                                  DECEMBER 31
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Income tax expense at federal statutory rate................  35.0%   35.0%   35.0%
State and local tax, net of federal tax benefit.............   1.8     1.6     3.6
Nondeductible goodwill amortization.........................   3.9     4.0     1.8
Adjustment to worldwide tax accrual and other, net..........   2.3    (3.9)    4.4
                                                              ----    ----    ----
Provision for income taxes..................................  43.0%   36.7%   44.8%
                                                              ====    ====    ====

     In 1999, the Company reversed income tax accruals as a result of the resolution of tax contingencies. Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $7,000 at December 31, 2000. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. It is not practical to determine the amount of income tax liability that would result had such earnings actually been repatriated. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, which may be offset by foreign tax credits, and withholding taxes payable to various foreign countries.

                                HAWK CORPORATION

K. EARNINGS PER SHARE

     Basic and diluted earnings per share are computed as follows:

                                                            YEAR ENDED DECEMBER 31
                                                          ---------------------------
                                                           2000      1999      1998
                                                          ------    ------    -------
Income available to common shareholders:
  Income before extraordinary charge....................  $5,770    $6,329    $12,213
  Less: Preferred stock dividends.......................     152       148        257
                                                          ------    ------    -------
Income before extraordinary charge attributable to
  common shareholders...................................  $5,618    $6,181    $11,956
                                                          ======    ======    =======
Net income..............................................  $5,770    $6,329    $ 9,134
Less: Preferred stock dividends.........................     152       148        257
                                                          ------    ------    -------
Net income attributable to common shareholders..........  $5,618    $6,181    $ 8,877
                                                          ======    ======    =======
Weighted average shares: (In Thousands)
  Basic:
     Basic weighted average shares......................   8,548     8,657      7,554
                                                          ======    ======    =======
  Diluted:
     Basic from above...................................   8,548     8,657      7,554
     Effect of warrant conversion.......................      --        --        368
     Effect of note conversion and options..............      21        --         19
                                                          ------    ------    -------
Diluted weighted average shares.........................   8,569     8,657      7,941
                                                          ======    ======    =======
Earnings per share:
  Basic:
     Earnings before extraordinary charge...............  $  .66    $  .71    $  1.59
     Extraordinary charge...............................      --        --       (.41)
                                                          ------    ------    -------
  Basic earnings per share..............................  $  .66    $  .71    $  1.18
                                                          ======    ======    =======
Diluted:
     Earnings before extraordinary charge...............  $  .66    $  .71    $  1.51
     Extraordinary charge...............................      --        --       (.39)
                                                          ------    ------    -------
Diluted earnings per share..............................  $  .66    $  .71    $  1.12
                                                          ======    ======    =======

     Outstanding stock options were not included in the computation of diluted earnings per share for 1999, since it would have resulted in an anti-dilutive effect. The effect of the note conversion was not included in the computation of earnings per share for 2000 or 1999, since it would have resulted in an anti-dilutive effect.

L. RELATED PARTIES

     In July 1995, certain shareholders of the Company issued interest-bearing notes to the Company in the amount of $2,000, enabling them to repay certain indebtedness incurred by them with respect to an acquisition. The notes are due and payable on July 1, 2002 and bear interest at the prime rate. The balance outstanding at December 31, 2000 and 1999 is $1,010.

M. BUSINESS SEGMENTS

     During 2000, as a result of recent acquisitions, the Company changed its segment reporting structure to match management's internal reporting of businesses operations. Significant changes include the segregation of the performance automotive and motor businesses.

                                HAWK CORPORATION

     The Company now operates in four primary business segments: friction products, powder metal, performance automotive and motors. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

     The friction products segment engineers, manufactures and markets specialized components, used in a variety of aerospace, industrial and commercial applications. The Company, through this segment, is a worldwide supplier of friction components for brakes, clutches and transmissions.

     The powder metal segment engineers, manufactures and markets specialized components, used primarily in industrial applications. The Company, through this segment, targets three areas of the powder metal component marketplace: high precision components that are used in fluid power applications, large structural powder metal parts used in construction, agricultural and truck applications, and smaller high-volume parts.

     The performance automotive segment engineers, manufacturers and markets high performance friction material for use in racing car brakes in addition to premium branded clutch and drive train components. The Company, through this segment, targets leading teams in the NASCAR racing series, as well as high-performance street vehicles and other road race and oval track competition cars.

     The motor segment engineers, manufacturers and markets die-cast aluminum rotors for use in subfractional electric motors. The Company, through this segment, targets a wide variety of application such as business equipment, small household appliances and exhaust fans.

     The information by segment is as follows:

                                                          YEAR ENDED DECEMBER 31
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Revenues from external customers:
  Friction Products................................  $106,337    $107,348    $117,091
  Powder Metal.....................................    78,203      68,335      53,493
  Performance Automotive...........................     9,358       3,324       2,528
  Motor............................................     8,431       8,631       9,175
                                                     --------    --------    --------
Consolidated.......................................  $202,329    $187,638    $182,287
                                                     ========    ========    ========
Depreciation and amortization:
  Friction Products................................  $  8,444    $  8,075    $  7,538
  Powder Metal.....................................     5,056       4,666       3,160
  Performance Automotive...........................       708         281         165
  Motor............................................       768         651         633
                                                     --------    --------    --------
Consolidated.......................................  $ 14,976    $ 13,673    $ 11,496
                                                     ========    ========    ========
Operating income (loss):
  Friction Products................................  $ 10,618    $  7,756    $ 18,955
  Powder Metal.....................................     9,755      11,003      13,359
  Performance Automotive...........................       356         155        (348)
  Motor............................................    (1,266)       (350)        852
                                                     --------    --------    --------
Consolidated.......................................  $ 19,463    $ 18,564    $ 32,818
                                                     ========    ========    ========

                                HAWK CORPORATION

                                                          YEAR ENDED DECEMBER 31
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Extraordinary charge:
  Friction Products................................  $     --    $     --    $  1,939
  Powder Metal.....................................        --          --         740
  Performance Automotive...........................        --          --          88
  Motor............................................        --          --         312
                                                     --------    --------    --------
Consolidated.......................................  $     --    $     --    $  3,079
                                                     ========    ========    ========
Capital expenditures: (including capital leases):
  Friction Products................................  $  3,731    $  4,734    $ 11,182
  Powder Metal.....................................     4,416       3,486       3,705
  Performance Automotive...........................       411         423          --
  Motor............................................     1,955       1,576         346
                                                     --------    --------    --------
Consolidated.......................................  $ 10,513    $ 10,219    $ 15,233
                                                     ========    ========    ========

                                                                  DECEMBER 31
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Total assets:
  Friction Products.........................................  $105,844    $113,485
  Powder Metal..............................................    77,001      73,415
  Performance Automotive....................................    17,226       9,180
  Motor.....................................................    15,314      13,540
                                                              --------    --------
Consolidated................................................  $215,385    $209,620
                                                              ========    ========

     Geographic information for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                      2000                                 1999                                 1998
                       ----------------------------------   ----------------------------------   ----------------------------------
                        DOMESTIC     FOREIGN                 DOMESTIC     FOREIGN                 DOMESTIC     FOREIGN
                       OPERATIONS   OPERATIONS    TOTAL     OPERATIONS   OPERATIONS    TOTAL     OPERATIONS   OPERATIONS    TOTAL
                       ----------   ----------   --------   ----------   ----------   --------   ----------   ----------   --------
                                                                      (IN THOUSANDS)
Net sales............   $180,632     $21,697     $202,329    $166,429     $21,209     $187,638    $160,247     $22,040     $182,287
Income (loss) from
  operations.........     19,499         (36)      19,463      18,131         433       18,564      31,238       1,580       32,818
Net income (loss)....      7,274      (1,504)       5,770       6,916        (587)       6,329       8,761         373        9,134
Total assets.........    194,659      20,726      215,385     187,363      22,257      209,620     179,879      23,567      203,446

     The Company currently has foreign operations in Canada, Italy, Mexico and China.

N. SUPPLEMENTAL GUARANTOR INFORMATION

     As discussed in Note E, each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest with respect to the Senior Notes. The Guarantor Subsidiaries are direct or indirect wholly owned subsidiaries of the Company.

     The following supplemental consolidating condensed financial statements present:

        Consolidating condensed balance sheets as of December 31, 2000 and December 31, 1999, consolidating condensed statements of operations for the years ended December 31, 2000, 1999 and 1998 and consolidating condensed statements of cash flows for the years ended December 31, 2000, 1999 and 1998.

                                HAWK CORPORATION

        Hawk Corporation (Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries (consisting of the Company's subsidiaries in Canada and Italy, beginning in 1999, Mexico and beginning in 2000, China) with their investments in subsidiaries accounted for using the equity method.

        Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

     Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

                                                             DECEMBER 31, 2000
                                   ---------------------------------------------------------------------
                                                COMBINED       COMBINED
                                               GUARANTOR     NON-GUARANTOR
                                    PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   --------   ------------   -------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents......  $    553     $  1,027        $ 2,430                       $  4,010
  Accounts receivable, net.......                 22,785          6,817                         29,602
  Inventories, net...............                 25,792          6,072                         31,864
  Deferred income taxes..........     1,199                         (86)                         1,113
  Other current assets...........       967        1,363            646                          2,976
                                   --------     --------        -------       ---------       --------
Total current assets.............     2,719       50,967         15,879                         69,565
Investment in subsidiaries.......       794        3,168                      $  (3,962)
Inter-company advances, net......   160,192        5,784         (5,084)       (160,892)
Property, plant and equipment....        26       61,219          9,156                         70,401
Intangible assets................       207       70,506                                        70,713
Other............................     1,010        3,931            775          (1,010)         4,706
                                   --------     --------        -------       ---------       --------
Total assets.....................  $164,948     $195,575        $20,726       $(165,864)      $215,385
                                   ========     ========        =======       =========       ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current liabilities:
  Accounts payable...............               $  8,313        $ 3,266                       $ 11,579
  Accrued compensation...........  $      5        6,854            932                          7,791
  Other accrued expenses.........       633        5,047            766                          6,446
  Current portion of long-term
     debt........................     5,000        1,901            372                          7,273
                                   --------     --------        -------       ---------       --------
Total current liabilities........     5,638       22,115          5,336                         33,089
Long-term liabilities:
  Long-term debt.................    90,645        5,574            442                         96,661
  Deferred income taxes..........    11,128                         426                         11,554
  Other..........................                    937          1,155                          2,092
  Inter-company advances, net....     1,197      149,909         10,199       $(161,305)
                                   --------     --------        -------       ---------       --------
Total long-term liabilities......   102,970      156,420         12,222        (161,305)       110,307
                                   --------     --------        -------       ---------       --------
Total liabilities................   108,608      178,535         17,558        (161,305)       143,396
Minority interest................                    300                                           300
Shareholders' equity.............    56,340       16,740          3,168          (4,559)        71,689
                                   --------     --------        -------       ---------       --------
Total liabilities and
  shareholders' equity...........  $164,948     $195,575        $20,726       $(165,864)      $215,385
                                   ========     ========        =======       =========       ========

                                HAWK CORPORATION

                                                             DECEMBER 31, 1999
                                   ---------------------------------------------------------------------
                                                COMBINED       COMBINED
                                               GUARANTOR     NON-GUARANTOR
                                    PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   --------   ------------   -------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents......  $  1,691     $    193        $ 2,109                       $  3,993
  Accounts receivable, net.......                 22,883          6,862                         29,745
  Inventories, net...............                 21,766          5,353                         27,119
  Deferred income taxes..........     1,459                         288                          1,747
  Other current assets...........     1,327        1,979            293                          3,599
                                   --------     --------        -------       ---------       --------
Total current assets.............     4,477       46,821         14,905                         66,203
Investment in subsidiaries.......       793        5,065                      $  (5,858)
Inter-company advances, net......   156,992          997           (904)       (157,085)
Property, plant and equipment....                 62,590          7,595                         70,185
Intangible assets................       215       68,962                                        69,177
Other............................     1,010        3,394            661          (1,010)         4,055
                                   --------     --------        -------       ---------       --------
Total assets.....................  $163,487     $187,829        $22,257       $(163,953)      $209,620
                                   ========     ========        =======       =========       ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current liabilities:
  Accounts payable...............               $  8,084        $ 3,330                       $ 11,414
  Short-term borrowings..........                                   872                            872
  Accrued compensation...........  $      9        6,032            903                          6,944
  Other accrued expenses.........     1,473        4,388            410                          6,271
  Current portion of long-term
     debt........................     5,000        1,745            415                          7,160
                                   --------     --------        -------       ---------       --------
Total current liabilities........     6,482       20,249          5,930                         32,661
Long-term liabilities:
  Long-term debt.................    92,451        4,934            859                         98,244
  Deferred income taxes..........     9,906                         653                         10,559
  Other..........................                    522          1,145                          1,667
  Inter-company advances, net....     1,127      148,363          8,605       $(158,095)
                                   --------     --------        -------       ---------       --------
Total long-term liabilities......   103,484      153,819         11,262        (158,095)       110,470
                                   --------     --------        -------       ---------       --------
Total liabilities................   109,966      174,068         17,192        (158,095)       143,131
Shareholders' equity.............    53,521       13,761          5,065          (5,858)        66,489
                                   --------     --------        -------       ---------       --------
Total liabilities and
  shareholders' equity...........  $163,487     $187,829        $22,257       $(163,953)      $209,620
                                   ========     ========        =======       =========       ========

                                HAWK CORPORATION

                                                         YEAR ENDED DECEMBER 31, 2000
                                     --------------------------------------------------------------------
                                                 COMBINED       COMBINED
                                                GUARANTOR     NON-GUARANTOR
                                     PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     -------   ------------   -------------   ------------   ------------
Net sales..........................              $180,632        $21,697                       $202,329
Cost of sales......................  $   285      129,265         17,837                        147,387
                                     -------     --------        -------        -------        --------
Gross profit.......................     (285)      51,367          3,860                         54,942
Expenses:
  Selling, technical and
     administrative expenses.......     (274)      27,696          3,896                         31,318
  Amortization of intangible
     assets........................        9        4,152                                         4,161
                                     -------     --------        -------        -------        --------
Total expenses.....................     (265)      31,848          3,896                         35,479
                                     -------     --------        -------        -------        --------
Income from operations.............      (20)      19,519            (36)                        19,463
Interest (income) expense, net.....   (3,803)      11,947            654                          8,798
Income (loss) from equity
  investees........................    2,898       (1,504)                      $(1,394)
Other (income) expense.............                   394            141                            535
                                     -------     --------        -------        -------        --------
Income (loss) before income
  taxes............................    6,681        5,674           (831)        (1,394)         10,130
Income taxes.......................      911        2,776            673                          4,360
                                     -------     --------        -------        -------        --------
Net income (loss)..................  $ 5,770     $  2,898        $(1,504)       $(1,394)       $  5,770
                                     =======     ========        =======        =======        ========

                                                          YEAR ENDED DECEMBER 31, 1999
                                      --------------------------------------------------------------------
                                                  COMBINED       COMBINED
                                                 GUARANTOR     NON-GUARANTOR
                                      PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      -------   ------------   -------------   ------------   ------------
Net sales...........................              $166,429        $21,209                       $187,638
Cost of sales.......................  $  (165)     121,163         17,881                        138,879
                                      -------     --------        -------        -------        --------
Gross profit........................      165       45,266          3,328                         48,759
Expenses:
  Selling, technical and
     administrative expenses........     (283)      23,754          2,895                         26,366
  Amortization of intangible
     assets.........................        8        3,821             --                          3,829
                                      -------     --------        -------        -------        --------
Total expenses......................     (275)      27,575          2,895                         30,195
                                      -------     --------        -------        -------        --------
Income from operations..............      440       17,691            433                         18,564
Interest (income) expense, net......   (3,782)      12,220            540                          8,978
Income (loss) from equity
  investees.........................    3,688         (587)                      $(3,101)
Other (income) expense..............       (4)        (500)            99                           (405)
                                      -------     --------        -------        -------        --------
Income (loss) before income taxes...    7,914        5,384           (206)        (3,101)          9,991
Income taxes........................    1,585        1,696            381                          3,662
                                      -------     --------        -------        -------        --------
Net income (loss)...................  $ 6,329     $  3,688        $  (587)       $(3,101)       $  6,329
                                      =======     ========        =======        =======        ========

                                HAWK CORPORATION

                                                          YEAR ENDED DECEMBER 31, 1998
                                      --------------------------------------------------------------------
                                                  COMBINED       COMBINED
                                                 GUARANTOR     NON-GUARANTOR
                                      PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      -------   ------------   -------------   ------------   ------------
Net sales...........................              $160,247        $22,040                       $182,287
Cost of sales.......................               106,500         18,141                        124,641
                                      -------     --------        -------        --------       --------
Gross profit........................                53,747          3,899                         57,646
Expenses:
  Selling, technical and
     administrative expenses........  $  (113)      19,090          2,319                         21,296
  Amortization of intangible
     assets.........................       10        3,522                                         3,532
                                      -------     --------        -------        --------       --------
Total expenses......................     (103)      22,612          2,319                         24,828
                                      -------     --------        -------        --------       --------
Income from operations..............      103       31,135          1,580                         32,818
Interest (income) expense, net......   (2,667)      13,059            492                         10,884
Income from equity investees........    9,643          373                       $(10,016)
Other income (expense), net.........      (95)         (19)            83                            (31)
                                      -------     --------        -------        --------       --------
Income before income taxes and
  extraordinary charge..............   12,318       18,430          1,171         (10,016)        21,903
Income taxes........................    1,121        7,771            798                          9,690
                                      -------     --------        -------        --------       --------
Income before extraordinary
  charge............................   11,197       10,659            373         (10,016)        12,213
Extraordinary charge, net of tax....    2,063        1,016                                         3,079
                                      -------     --------        -------        --------       --------
Net income..........................  $ 9,134     $  9,643        $   373        $(10,016)      $  9,134
                                      =======     ========        =======        ========       ========

                                HAWK CORPORATION

                                                        YEAR ENDED DECEMBER 31, 2000
                                    ---------------------------------------------------------------------
                                                 COMBINED       COMBINED
                                                GUARANTOR     NON-GUARANTOR
                                     PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
Net cash provided by operating
  activities......................  $  7,330      $9,976         $4,258                        $21,564
Cash flows from investing
  activities:
  Business acquisitions...........    (6,510)                                                   (6,510)
  Purchase of property, plant and
     equipment....................                (7,747)        (2,742)                       (10,489)
  Proceeds from sale of assets....                    69                                            69
                                    --------      ------         ------          ------        -------
Net cash used in investing
  activities......................    (6,510)     (7,678)        (2,742)                       (16,930)
Cash flows from financing
  activities:
  Payments on short-term debt.....                                 (808)                          (808)
  Proceeds from borrowings of
     long-term debt...............    29,443         774                                        30,217
  Payments on long-term debt......   (31,249)     (2,238)          (399)                       (33,886)
  Payment of preferred stock
     dividend.....................      (152)                                                     (152)
                                    --------      ------         ------          ------        -------
Net cash used in financing
  activities......................    (1,958)     (1,464)        (1,207)                        (4,629)
  Effect of exchange rate changes
     on cash......................                                   12                             12
                                    --------      ------         ------          ------        -------
Net (decrease) increase in cash
  and cash equivalents............    (1,138)        834            321                             17
Cash and cash equivalents, at
  beginning of period.............     1,691         193          2,109                          3,993
                                    --------      ------         ------          ------        -------
Cash and cash equivalents, at end
  of period.......................  $    553      $1,027         $2,430          $   --        $ 4,010
                                    ========      ======         ======          ======        =======

                                                             YEAR ENDED DECEMBER 31, 1999
                                         --------------------------------------------------------------------
                                                     COMBINED       COMBINED
                                                    GUARANTOR     NON-GUARANTOR
                                         PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         -------   ------------   -------------   ------------   ------------
Net cash provided by operating
  activities...........................  $11,158      $4,886         $3,702                        $19,746
Cash flows from investing activities:
  Business acquisitions................  (19,350)                                                  (19,350)
  Purchase of property, plant and
     equipment.........................               (7,953)        (2,181)                       (10,134)
  Proceeds from sale of assets.........                3,682                                         3,682
                                         -------      ------         ------          ------        -------
Net cash used in investing
  activities...........................  (19,350)     (4,271)        (2,181)                       (25,802)
Cash flows from financing activities:
  Proceeds from borrowings of long-term
     debt..............................   37,897         125                                        38,022
  Payments on long-term debt...........  (37,946)     (1,147)          (608)                       (39,701)
  Payment of preferred stock
     dividend..........................     (148)                                                     (148)
  Repurchase of common stock...........   (2,798)                                                   (2,798)
                                         -------      ------         ------          ------        -------
Net cash used in financing
  activities...........................   (2,995)     (1,022)          (608)                        (4,625)
  Effect of exchange rate changes on
     cash..............................                  554           (197)                           357
                                         -------      ------         ------          ------        -------
Net (decrease) increase in cash and
  cash equivalents.....................  (11,187)        147            716                        (10,324)
Cash and cash equivalents, at beginning
  of period............................   12,878          46          1,393                         14,317
                                         -------      ------         ------          ------        -------
Cash and cash equivalents, at end of
  period...............................  $ 1,691      $  193         $2,109          $   --        $ 3,993
                                         =======      ======         ======          ======        =======

                                HAWK CORPORATION

                                                             YEAR ENDED DECEMBER 31, 1998
                                         ---------------------------------------------------------------------
                                                      COMBINED       COMBINED
                                                     GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         --------   ------------   -------------   ------------   ------------
Net cash provided by operating
  activities...........................  $  3,873     $16,319         $3,744                        $23,936
Cash flows from investing activities:
  Purchase of marketable securities....    (4,130)                                                   (4,130)
  Sale of marketable securities........     4,040                                                     4,040
  Business acquisitions................    (9,100)                                                   (9,100)
  Purchase of property, plant and
     equipment.........................               (12,570)        (1,514)                       (14,084)
  Payments received on shareholder
     notes.............................       665                                                       665
                                         --------     -------         ------          ------        -------
Net cash used in investing
  activities...........................    (8,525)    (12,570)        (1,514)                       (22,609)
Cash flows from financing activities:
  Payments on short-term debt..........                                 (805)                          (805)
  Proceeds from long-term debt.........    35,000                                                    35,000
  Payments on long-term debt...........   (67,500)     (3,379)          (916)                       (71,795)
  Deferred financing costs.............                  (850)                                         (850)
  Payment of preferred stock
     dividend..........................      (241)        (16)                                         (257)
  Net proceeds from issuance of common
     stock.............................    52,749                                                    52,749
  Prepayment premium on early
     retirement of debt................    (3,588)                                                   (3,588)
  Repurchase of common stock...........    (1,993)                                                   (1,993)
                                         --------     -------         ------          ------        -------
Net cash provided by (used in)
  financing activities.................    14,427      (4,245)        (1,721)                         8,461
Effect of exchange rate changes on
  cash.................................                    73             68                            141
                                         --------     -------         ------          ------        -------
Net increase (decrease) in cash and
  cash equivalents.....................     9,775        (423)           577                          9,929
Cash and cash equivalents, at beginning
  of period............................     3,103         469            816                          4,388
                                         --------     -------         ------          ------        -------
Cash and cash equivalents, at end of
  period...............................  $ 12,878     $    46         $1,393          $   --        $14,317
                                         ========     =======         ======          ======        =======

O. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                       MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,    MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                         2000        2000         2000            2000          1999        1999         1999            1999
                       ---------   --------   -------------   ------------    ---------   --------   -------------   ------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales............   $55,170    $53,837       $47,861        $45,461        $47,134    $48,164       $45,695        $46,645
Gross profit.........    14,943     14,958        13,362         11,679         13,856     12,533        10,477         11,893
Net income...........     2,164      1,910         1,493            203          2,652      1,789         1,235            653
Basic earnings per
  share..............   $   .25    $   .22       $   .17        $   .02        $   .30    $   .20       $   .14        $   .07
Diluted earnings per
  share..............   $   .25    $   .22       $   .17        $   .02        $   .30    $   .20       $   .14        $   .07

     In the fourth quarter of 2000, the Company changed its accounting policy to reflect in its consolidated statement of income all shipping and handling costs as cost of sales and related shipping revenue in net sales. All prior periods have been changed to conform to current year presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to its 2001 Annual Meeting of Stockholders (the "Proxy Statement"), under the captions "Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance." This Proxy Statement will be filed with the SEC prior to April 28, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is contained under the caption "Executive Compensation and Other Information" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is contained under the caption "Principal Stockholders" in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

     The following consolidated financial statements of the Company are included in Item 8:

          (i)  Consolidated Balance Sheets at December 31, 2000 and 1999

          (ii) Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

          (iii) Consolidated Statements of Shareholders' Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998

          (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

          (v) Notes to Consolidated Financial Statements for the years ended December 31, 2000, 1999 and 1998

        All consolidated financial schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K:

     None.

(c) Exhibits:

3.1      Form of the Company's Second Amended and Restated
         Certificate of Incorporation (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No.
         333-40535))
3.2 The Company's Amended and Restated By-laws (Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission (Reg. No.
         001-13797))
4.1      Form of Rights Agreement between the Company and Continental
         Stock Transfer & Trust Company, as Rights Agent
         (Incorporated by reference to the Company's Registration
         Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))
4.2 Indenture, dated as of November 27, 1996, by and among the Company, Friction Products Co., Hawk Brake, Inc., Logan
         Metal Stampings, Inc., Helsel, Inc., S.K. Wellman Holdings,
         Inc., S.K. Wellman Corp., Wellman Friction Products U.K.
         Corp., Hutchinson Products Corporation, and Bank One Trust
         Company, NA, as Trustee (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
4.3 Form of 10 1/4% Senior Note due 2003 (Incorporated by reference to the Company's Registration Statement on Form
         S-4 as filed with the Securities and Exchange Commission
         (Reg. No. 333-18433))
4.4 Form of Series B 10 1/4% Senior Note due 2003 (Incorporated by reference to the Company's Registration Statement on Form
         S-4 as filed with the Securities and Exchange Commission
         (Reg. No. 333-18433))
4.5      Stockholders' Voting Agreement, effective as of November 27,
         1996, by and among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the
         Weinberg Family Limited Partnership, Byron S. Krantz and the
         Krantz Family Limited Partnership (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No.
         333-18433))
4.6      Letter agreement, dated January 5, 1998, amending the
         Stockholders' Voting Agreement, effective as of November 27,
         1996, by and among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the
         Weinberg Family Limited Partnership, Byron S. Krantz and the
         Krantz Family Limited Partnership (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No.
         333-40535))
10.1 Employment Agreement, dated as of November 1, 1996, between the Company and Norman C. Harbert (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No.
         333-18433))
10.2 Form of Amended and Restated Wage Continuation Agreement between the Company and Norman C. Harbert (Incorporated by reference to the Company's Registration Statement on Form
         S-1 as filed with the Securities and Exchange Commission
         (Reg. No. 333-40535))
10.3 Employment Agreement, dated as of November 1, 1996, between the Company and Ronald E. Weinberg (Incorporated by reference to the Company's Registration Statement on Form
         S-4 as filed with the Securities and Exchange Commission
         (Reg. No. 333-18433))
10.7 Letter agreement, dated as of March 26, 1998, amending the Employment Agreement and the Consulting Agreement, each dated July 1, 1994, between Helsel, Inc. and Jess F. Helsel
         (Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission)

10.8       Form of the Promissory Notes, each dated June 30, 1995, issued by of
           Norman C. Harbert and Ronald E. Weinberg to the Company (Incorporated
           by reference to the Company's Registration Statement on Form S-4 as
           filed with the Securities and Exchange Commission (Reg. No. 333-18433))
10.9       Letter agreement, dated October 1, 1996, amending the Promissory Notes, dated June 30, 1995, issued by each of Norman C. Harbert and Ronald E.
           Weinberg to the Company (Incorporated by reference to the Company's
           Registration Statement on Form S-4 as filed with the Securities and
           Exchange Commission (Reg. No. 333-18433))
10.11      Credit Agreement, dated as of May 1, 1998, among the Company and
           KeyBank National Association, as Swing Line Lender, Administrative
           Agent and as Syndication Agent (Incorporated by reference to the
           Company's Form 10-Q for the quarterly period ended June 30, 1998 as filed with the Securities and Exchange Commission)
10.12      Subsidiary Guaranty, dated as of May 1, 1998, among the subsidiaries of the Company, as guarantors, and KeyBank National Association, as Administrative Agent (Incorporated by reference to the Company's
           Form 10-Q for the quarterly period ended June 30, 1998 as filed with the Securities and Exchange Commission)
10.13*     Amendment No. 1, dated as of November 22, 2000 to Credit Agreement among the Company and KeyBank National Association, as Lender, the
           Swing Line Lender, a Letter of Credit Issuer and as the Syndication
           Agent and the Administrative Agent
10.14      Hawk Corporation 1997 Stock Option Plan (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))
10.15*     Hawk Corporation 2000 Long Term Incentive Plan
10.16*     Hawk Corporation Annual Incentive Compensation Plan
21.1*      Subsidiaries of the Registrant
23.1*      Consent of Ernst & Young LLP

---------------

* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Hawk Corporation

                                          By: /s/ THOMAS A. GILBRIDE
                                            ------------------------------------
                                            Thomas A. Gilbride
                                            Vice President -- Finance
Date March 23, 2001

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

              SIGNATURE                                    TITLE                            DATE
              ---------                                    -----                            ----

/s/ NORMAN C. HARBERT                    Co-Chairman of the Board, Co-Chief            March 23, 2001
------------------------------------     Executive Officer and Director (principal
Norman C. Harbert                        executive officer)

/s/ RONALD E. WEINBERG                   Co-Chairman of the Board, Co-Chief            March 23, 2001
------------------------------------     Executive Officer, Treasurer and Director
Ronald E. Weinberg                       (principal financial officer)

/s/ THOMAS A. GILBRIDE                   Vice President -- Finance (principal          March 23, 2001
------------------------------------     accounting officer)
Thomas A. Gilbride

/s/ BYRON S. KRANTZ                      Secretary and Director                        March 23, 2001
------------------------------------
Byron S. Krantz

/s/ PAUL R. BISHOP                       Director                                      March 23, 2001
------------------------------------
Paul R. Bishop

/s/ DAN T. MOORE, III                    Director                                      March 23, 2001
------------------------------------
Dan T. Moore, III

/s/ WILLIAM J. O'NEILL, JR.              Director                                      March 23, 2001
------------------------------------
William J. O'Neill, Jr.

/s/ JACK KEMP                            Director                                      March 23, 2001
------------------------------------
Jack Kemp