Form 10-Q
period 2001-03-31
HAWK CORP
filed 2001-05-14
CIK 849240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD       TO        .

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

     Class A Common Stock, $0.01 par value:                       8,552,920

     Class B Common Stock, $0.01 par value:                        None (0)

                                                                                             PAGE
                                                                                             ----

PART I.        FINANCIAL INFORMATION

               Item 1.      Financial Statements (Unaudited)                                    3

               Item 2.      Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                17

               Item 3.      Quantitative and Qualitative Disclosures about Market Risk         20

PART II. OTHER INFORMATION

               Item 1.      Legal Proceedings                                                  20

               Item 2.      Changes in Securities and Use of Proceeds                          21

               Item 6.      Exhibits and Reports on Form 8-K                                   21

SIGNATURES                                                                                     22

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                                HAWK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                MARCH 31,       DECEMBER 31,
                                                                                  2001              2000
                                                                               (UNAUDITED)       (SEE NOTE)
                                                                               -----------       ----------

ASSETS

Current assets:
     Cash and cash equivalents                                                  $  3,154         $  4,010
     Accounts receivable, less allowance of $360 and $372, respectively           34,790           29,602
     Inventories                                                                  31,489           31,864
     Deferred income taxes                                                         1,386            1,113
     Other current assets                                                          2,489            2,976
                                                                                --------         --------
            Total current assets                                                  73,308           69,565

Property, plant and equipment:
     Land                                                                          1,603            1,603
     Buildings and improvements                                                   18,328           18,240
     Machinery and equipment                                                      90,403           89,330
     Furniture and fixtures                                                        6,021            5,584
     Construction in progress                                                      3,804            3,316
                                                                                --------         --------
                                                                                 120,159          118,073
     Less accumulated depreciation                                                50,062           47,672
                                                                                --------         --------
            Total property, plant and equipment                                   70,097           70,401

Other assets:
     Intangible assets                                                            69,947           70,713
     Shareholder notes                                                             1,010            1,010
     Other                                                                         3,806            3,696
                                                                                --------         --------
            Total other assets                                                    74,763           75,419
                                                                                --------         --------

Total assets                                                                    $218,168         $215,385
                                                                                ========         ========

                                HAWK CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         MARCH 31,         DECEMBER 31,
                                                                                           2001                2000
                                                                                        (UNAUDITED)         (SEE NOTE)
                                                                                        -----------         ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                    $  13,917          $  11,579
     Accrued compensation                                                                    7,725              7,791
     Other accrued expenses                                                                  5,852              6,446
     Current portion of long-term debt                                                       7,219              7,273
                                                                                         ---------          ---------
            Total current liabilities                                                       34,713             33,089

Long-term liabilities:
     Long-term debt                                                                         97,413             96,661
     Deferred income taxes                                                                  11,716             11,554
     Other                                                                                   2,091              2,092
                                                                                         ---------          ---------
            Total long-term liabilities                                                    111,220            110,307

Minority Interest                                                                              203                300
Shareholders' equity:
     Series D preferred stock, $.01 par value; an aggregate
       liquidation value of $1,530, plus any accrued and unpaid dividends with 9.8% cumulative dividend (1,530 shares
       authorized, issued and outstanding)                                                       1                  1
     Class A common stock, $.01 par value; 75,000,000
       shares authorized, 9,187,750 issued and 8,552,920
       and 8,548,520 outstanding, respectively                                                  92                 92
     Class B common stock, $.01 par value, 10,000,000
       shares authorized, none issued or outstanding
     Additional paid-in capital                                                             54,628             54,631
     Retained earnings                                                                      24,929             24,109
     Accumulated other comprehensive loss -
        foreign currency translation                                                        (2,914)            (2,409)
     Treasury stock, at cost                                                                (4,704)            (4,735)
                                                                                         ---------          ---------
            Total shareholders' equity                                                      72,032             71,689

Total liabilities and shareholders' equity                                               $ 218,168          $ 215,385
                                                                                         =========          =========


Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                                HAWK CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           2001              2000
                                                           ----              ----

Net sales                                                $ 53,781          $ 55,170
Cost of sales                                              39,961            40,227
                                                         --------          --------
Gross profit                                               13,820            14,943

Selling, technical and administrative expenses              8,780             7,715
Amortization of intangibles                                 1,131             1,025
                                                         --------          --------
Total expenses                                              9,911             8,740

Income from operations                                      3,909             6,203

Interest expense                                            2,443             2,289
Interest income                                               (42)              (40)
Other expense                                                  19                89
                                                         --------          --------

Income before income taxes and minority interest            1,489             3,865
Income taxes                                                  729             1,701
                                                         --------          --------

Income before minority interest                               760             2,164
Minority interest                                             (97)               --
                                                         --------          --------

Net income                                               $    857          $  2,164
                                                         ========          ========

Earnings per share:
     Basic earnings per share:                           $    .10          $    .25
                                                         ========          ========

     Diluted earnings per share:                         $    .10          $    .25
                                                         ========          ========


See notes to consolidated financial statements.

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                                           MARCH,
                                                                   2001              2000
                                                                   ----              ----

Cash flows from operating activities:
     Net income                                                  $    857          $  2,164
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                              3,911             3,653
         Deferred income taxes                                        (81)               24
     Changes in operating assets and liabilities, net:
         Accounts receivable                                       (5,667)           (3,813)
         Inventories                                                   13              (306)
         Other assets                                                 (26)            1,134
         Accounts payable                                           2,553             2,901
         Other liabilities                                           (382)            2,648
                                                                 --------          --------
Net cash provided by operating activities                           1,178             8,405

Cash flows from investing activities:
     Purchases of property, plant and equipment                    (2,840)           (3,508)
                                                                 --------          --------
Net cash used in investing activities                              (2,840)           (3,508)

Cash flows from financing activities:
     Proceeds from borrowings on short-term debt                                        321
     Proceeds from borrowings on long-term debt                    13,733             7,367
     Payments on long-term debt                                   (12,781)          (13,752)
     Payments of preferred stock dividend                             (37)              (38)
                                                                 --------          --------
Net cash provided by (used in) financing activities                   915            (6,102)

Net decrease in cash and cash equivalents                            (747)           (1,205)

Effect of exchange rate changes on cash                              (109)              (79)

Cash and cash equivalents at the beginning of the period            4,010             3,993
                                                                 --------          --------

Cash and cash equivalents at the end of the period               $  3,154          $  2,709
                                                                 ========          ========


See notes to consolidated financial statements.

                                HAWK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation
(the "Company") for the year ended December 31, 2000.

The Company, through its business segments, designs, engineers, manufactures and markets specialized components used in a variety of aerospace, industrial and other commercial applications.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Beginning in December 2000, the financial statements also include the Company's 67% ownership interest in Net Shape Technologies, LLC. All significant inter-company accounts and transactions have been eliminated in the accompanying financial statements.

Certain amounts have been reclassified in 2000 to conform to 2001 presentation.


NOTE 2 - COMPREHENSIVE INCOME

Comprehensive income is as follows:
                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                      2001           2000
                                                      ----           ----

Net income                                          $   857        $  2,164
Foreign currency translation                           (505)           (422)
                                                    -------         --------
Comprehensive income                                $   352        $  1,742
                                                    =======        ========

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The major components of inventories are as follows:

                                                 MARCH 31,          DECEMBER 31,
                                                   2001                2000
                                                   ----                ----

Raw materials and work-in-process                 $22,929             $23,106
Finished products                                  11,549              11,725
Inventory reserves                                 (2,989)             (2,967)
                                                  -------             -------
                                                  $31,489             $31,864
                                                  =======             =======


NOTE 4 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               2001             2000
                                                                              ------------------------

Numerator:
   Net income                                                                 $   857          $ 2,164
   Preferred stock dividends                                                      (37)             (38)
                                                                              -------          -------
   Numerator for basic earnings per share-
     income available to common shareholders                                  $   820          $ 2,126
                                                                              =======          =======

   Effect of dilutive securities:
     Interest on convertible note, net of tax                                      --               19
                                                                              -------          -------
   Numerator for diluted earnings per share-
     income available to common shareholders after assumed conversion         $   820          $ 2,145
                                                                              =======          =======
Denominator:
   Denominator for basic earnings per share-
      weighted average shares                                                   8,550            8,547

   Effect of dilutive securities:
    Convertible notes and options                                                  19              125
                                                                              -------          -------
   Denominator for diluted earnings per share-
      adjusted weighted-average shares and assumed conversions                  8,569            8,672
                                                                              =======          =======


   Basic earnings per share                                                   $   .10          $   .25
                                                                              =======          =======

   Diluted earnings per share                                                 $   .10          $   .25
                                                                              =======          =======

NOTE 5 - BUSINESS SEGMENTS

The Company operates in four primary business segments: friction products, powder metal, performance automotive and motors. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

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

The performance automotive segment engineers, manufactures and markets high performance friction material for use in racing car brakes in addition to premium branded clutch and drive train components. The Company, through this segment, targets leading teams in the NASCAR racing series, as well as high-performance street vehicles and other road race and oval track competition cars.

The motor segment engineers, manufactures and markets die-cast aluminum rotors for use in the subfractional electric motors. The Company, through this segment, targets a wide variety of applications such as business equipment, small household appliances and exhaust fans.


The information by segment is as follows:

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                            2001              2000
                                        --------------------------------
Revenues from external customers:
   Friction Products                      $ 28,321          $ 30,151
   Powder Metal                             17,846            19,904
   Performance Automotive                    5,403             2,655
   Motor                                     2,211             2,460
                                        --------------------------------
Consolidated                              $ 53,781          $ 55,170

Depreciation and amortization:
   Friction Products                      $  2,219          $  2,237
   Powder Metal                              1,194             1,096
   Performance Automotive                      270               147
   Motor                                       228               173
                                        --------------------------------
Consolidated                              $  3,911          $  3,653

Operating income:
   Friction Products                      $  3,237          $  2,489
   Powder Metal                              1,102             3,195
   Performance Automotive                       15               554
   Motor                                      (445)              (35)
                                        --------------------------------
Consolidated                              $  3,909          $  6,203

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138. As amended, SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

The Company periodically enters into interest-rate swap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. During the quarter ended March 31, 2001, the Company entered into an interest-rate swap agreement that effectively converts a portion of its floating rate debt to a fixed rate of 5.34% on $10.0 million notional amount on its variable-rate debt maturing in 2003. Although this financial instrument did not meet the hedge accounting criteria of SFAS 133, it continues to be effective in achieving the risk management objectives for which it was intended. The fair value of the interest rate swap did not have a material impact on the Company's financial position or results of operations for the first quarter of 2001.

NOTE 7 - SUPPLEMENTAL GUARANTOR INFORMATION

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

The following supplemental unaudited consolidating condensed financial statements present (in thousands):

         1. Consolidating condensed balance sheets as of March 31, 2001 and December 31, 2000, consolidating condensed statements of income for the three month periods ended March 31, 2001 and 2000 and consolidating condensed statements of cash flows for the three months ended March 31, 2001 and 2000.

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

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)

                                                                       MARCH 31, 2001
                                              -------------------------------------------------------------------------------------
                                                                COMBINED          COMBINED
                                                               GUARANTOR       NON-GUARANTOR
                                               PARENT         SUBSIDIARIES      SUBSIDIARIES         ELIMINATIONS      CONSOLIDATED
                                              -------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                  $    828          $    173          $  2,153                              $   3,154
   Accounts receivable, net                                       27,685             7,105                                 34,790
   Inventories, net                                               25,233             6,256                                 31,489
   Deferred income taxes                         1,199                                 187                                  1,386
   Other current assets                          1,326               375               788                                  2,489
                                              -----------------------------------------------------------------------------------
Total current assets                             3,353            53,466            16,489                                 73,308
Investment in subsidiaries                         794             2,469                              $ (3,263)
Inter-company advances, net                    160,524             7,555            (6,070)           (162,009)
Property, plant and equipment, net                  25            60,996             9,076                                 70,097
Intangible assets                                  205            69,742                                                   69,947
Other                                            1,010             3,968               848              (1,010)             4,816
                                              -----------------------------------------------------------------------------------

TOTAL ASSETS                                  $165,911          $198,196          $ 20,343           $(166,282)          $218,168
                                              ===================================================================================
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                             $ 10,831          $  3,086                               $ 13,917
   Accrued compensation                       $      5             6,817               903                                  7,725
   Other accrued expenses                        2,394             1,992             1,466                                  5,852
   Current portion of long-term debt             5,000             1,872               347                                  7,219
                                              -----------------------------------------------------------------------------------
Total current liabilities                        7,399            21,512             5,802                                 34,713

Long-term liabilities:
   Long-term debt                               88,750             5,009             3,654                                 97,413
   Deferred income taxes                        11,128                                 588                                 11,716
   Other                                                             942             1,149                                  2,091
   Inter-company advances, net                   1,233           154,508             6,681           $(162,422)
                                              -----------------------------------------------------------------------------------
Total long-term liabilities                    101,111           160,459            12,072            (162,422)           111,220
                                              -----------------------------------------------------------------------------------
Total liabilities                              108,510           181,971            17,874            (162,422)           145,933
Minority interest                                                    203                                                      203
Shareholders' equity                            57,401            16,022             2,469              (3,860)            72,032
                                              -----------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                     $165,911          $198,196          $ 20,343           $(166,282)          $218,168
                                              ===================================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)

                                                                            DECEMBER 31, 2000
                                          ------------------------------------------------------------------------------------------
                                                              COMBINED           COMBINED
                                                              GUARANTOR       NON-GUARANTOR
                                              PARENT         SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS      CONSOLIDATED
                                          ------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                 $    553         $   1,027          $  2,430                            $   4,010
   Accounts receivable, net                                      22,785             6,817                               29,602
   Inventories, net                                              25,792             6,072                               31,864
   Deferred income taxes                        1,199                                 (86)                               1,113
   Other current assets                           967             1,363               646                                2,976
                                          ------------------------------------------------------------------------------------------
Total current assets                            2,719            50,967            15,879                               69,565
Investment in subsidiaries                        794             3,168                             $ (3,962)
Inter-company advances, net                   160,192             5,784            (5,084)          (160,892)
Property, plant and equipment                      26            61,219             9,156                               70,401
Intangible assets                                 207            70,506                                                 70,713
Other                                           1,010             3,931               775             (1,010)            4,706
                                          ------------------------------------------------------------------------------------------
Total assets                                 $164,948         $ 195,575          $ 20,726          $(165,864)         $215,385
                                          ==========================================================================================
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                            $  8,313         $   3,266                             $ 11,579
   Accrued compensation                      $      5             6,854               932                                7,791
   Other accrued expenses                         633             5,047               766                                6,446
   Current portion of long-term debt            5,000             1,901               372                                7,273
                                          ------------------------------------------------------------------------------------------
Total current liabilities                       5,638            22,115             5,336                               33,089
Long-term liabilities:
   Long-term debt                              90,645             5,574               442                               96,661
   Deferred income taxes                       11,128                                 426                               11,554
   Other                                                            937             1,155                                2,092
   Inter-company advances, net                  1,197           149,909            10,199          $(161,305)
                                          ------------------------------------------------------------------------------------------
Total long-term liabilities                   102,970           156,420            12,222           (161,305)          110,307
                                          ------------------------------------------------------------------------------------------
Total liabilities                             108,608           178,535            17,558           (161,305)          143,396
Minority interest                                                   300                                                    300
Shareholders' equity                           56,340            16,740             3,168             (4,559)           71,689
                                          ------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                    $164,948         $ 195,575          $ 20,726          $(165,864)         $215,385
                                          ==========================================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)


                                                                     THREE MONTHS ENDED MARCH 31, 2001
                                            ----------------------------------------------------------------------------------
                                                               COMBINED          COMBINED
                                                               GUARANTOR       NON-GUARANTOR
                                                PARENT        SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                            ----------------------------------------------------------------------------------

 Net sales                                                      $ 47,093           $ 6,688                         $ 53,781
 Cost of sales                                                    34,362             5,599                           39,961
                                            ----------------------------------------------------------------------------------
 Gross profit                                                     12,731             1,089                           13,820

 Expenses:
    Selling, technical and
      administrative expenses                  $   (412)           8,074             1,118                            8,780
    Amortization of intangible assets                 3            1,128                                              1,131
                                            ----------------------------------------------------------------------------------
 Total expenses                                    (409)           9,202             1,118                            9,911
                                            ----------------------------------------------------------------------------------
 Income from operations                             409            3,529               (29)                           3,909

 Interest income (expense), net                     925           (3,132)             (194)                          (2,401)
 Income (loss) from equity investees               (213)            (417)                           $   630
 Other income (expense), net                                        (161)              142                              (19)
                                            ----------------------------------------------------------------------------------
 Income (loss) before income taxes and
    minority interest                             1,121             (181)              (81)             630           1,489

 Income taxes                                       264              129               336                              729

 Minority interest                                                   (97)                                               (97)
                                            ----------------------------------------------------------------------------------

 NET INCOME (LOSS)                             $    857          $  (213)         $   (417)         $   630          $  857
                                            ==================================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)


                                                           THREE MONTHS ENDED MARCH 31, 2000
                                           ------------------------------------------------------------------------------------
                                                               COMBINED          COMBINED
                                                               GUARANTOR       NON-GUARANTOR
                                               PARENT         SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS    CONSOLIDATED
                                           ------------------------------------------------------------------------------------

Net sales                                                       $ 49,762          $  5,408                          $ 55,170
Cost of sales                                 $    165            35,714             4,348                            40,227
                                           ------------------------------------------------------------------------------------
Gross profit                                      (165)           14,048             1,060                            14,943

Expenses:
   Selling, technical and
     administrative expenses                       120             6,680               915                             7,715
   Amortization of intangible assets                 2             1,023                                               1,025
                                           ------------------------------------------------------------------------------------
Total expenses                                     122             7,703               915                             8,740
                                           ------------------------------------------------------------------------------------
Income from operations                            (287)            6,345               145                             6,203

Interest income (expense), net                     929            (3,034)             (144)                           (2,249)
Income (loss) from equity investees              1,772              (231)                           $ (1,541)
Other income (expense), net                         (1)                3               (91)                              (89)
                                           ------------------------------------------------------------------------------------
Income (loss) before income taxes and
   minority interest                             2,413             3,083               (90)           (1,541)          3,865

Income taxes                                       249             1,311               141                             1,701

                                           ------------------------------------------------------------------------------------

NET INCOME (LOSS)                             $  2,164          $  1,772          $   (231)         $ (1,541)         $2,164
                                           ====================================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                          THREE MONTHS ENDED MARCH 31, 2001
                                            ----------------------------------------------------------------------------------
                                                              COMBINED          COMBINED
                                                              GUARANTOR       NON-GUARANTOR
                                               PARENT        SUBSIDIARIES      SUBSIDIARIES       ELIMINATIONS   CONSOLIDATED
                                            ----------------------------------------------------------------------------------

Net cash provided by (used in)
   operating activities                       $  2,207          $ 1,922          $ (2,951)                         $  1,178

Cash flows from investing activities:
   Purchase of property, plant and
     equipment                                                   (2,242)             (598)                           (2,840)
                                            ----------------------------------------------------------------------------------
Net cash used in investing activities                            (2,242)             (598)                           (2,840)


Cash flows from financing activities:
   Proceeds from long-term debt                 10,190                              3,543                            13,733
   Payments on long-term debt                  (12,085)            (534)             (162)                          (12,781)
   Payment of preferred stock dividend             (37)                                                                 (37)
                                            ----------------------------------------------------------------------------------
Net cash (used in) provided by
   financing activities                         (1,932)            (534)            3,381                               915

Net increase (decrease) in cash and
cash equivalents                                   275             (854)             (168)                             (747)

Effect of currency rate changes                                                      (109)                             (109)
                                            ----------------------------------------------------------------------------------
Cash and cash equivalents,
   at beginning of period                          553            1,027             2,430                             4,010
                                            ----------------------------------------------------------------------------------
Cash and cash equivalents,
   at end of period                           $    828          $   173          $  2,153             $   0          $3,154
                                            ==================================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                                    THREE MONTHS ENDED MARCH 31, 2000
                                            -----------------------------------------------------------------------------------
                                                              COMBINED            COMBINED
                                                              GUARANTOR         NON-GUARANTOR
                                               PARENT        SUBSIDIARIES       SUBSIDIARIES      ELIMINATIONS   CONSOLIDATED
                                            -----------------------------------------------------------------------------------

Net cash provided by operating
   activities                                 $  4,622          $ 3,259          $    524                          $ 8,405

Cash flows from investing activities:
   Purchase of property, plant and
     equipment                                                   (2,608)             (900)                          (3,508)
                                            --------------------------------------------------------------------------------
Net cash used in investIng activities                            (2,608)             (900)                          (3,508)


Cash flows from financing activities:
   Proceeds from short-term debt                                                      321                              321
   Proceeds from long-term debt                  7,367                                                               7,367
   Payments on long-term debt                  (13,058)            (694)                                           (13,752)
   Payment of preferred stock dividend             (38)                                                                (38)
                                            --------------------------------------------------------------------------------
Net cash (used in)  provided by
   financing activities                         (5,729)            (694)              321                           (6,102)

Net decrease in cash and cash
   equivalents                                  (1,107)             (43)              (55)                          (1,205)

Effect of currency rate changes                                                       (79)                             (79)
                                            --------------------------------------------------------------------------------
Cash and cash equivalents,
   at beginning of period                        1,691              193             2,109                            3,993
                                            --------------------------------------------------------------------------------
Cash and cash equivalents,
   at end of period                           $    584          $   150          $  1,975            $  0           $2,709
                                            ================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

GENERAL

Hawk operates in four primary reportable segments: friction products, powder metal, performance automotive and motor components. The Company's friction products are made from proprietary formulations of composite materials that primarily consist of metal powders, synthetic and natural fibers. Friction products are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Friction products manufactured by the Company include friction components for use in brakes, transmissions and clutches in aerospace, construction, agriculture, truck and specialty vehicle markets. The Company's powder metal components are made from formulations of composite powder metal alloys. The powder metal segment manufactures a variety of components for use in fluid power, truck, lawn and garden, construction, agriculture, home appliance, automotive and office equipment markets. In its performance automotive segment, the Company manufactures brakes, clutches and gearboxes for the performance automotive markets. Through its motor segment, the Company designs and manufactures die-cast aluminum rotors for small electric motors used in appliances, business equipment and exhaust fans. The Company focuses on manufacturing products requiring sophisticated engineering and production techniques for applications in markets in which it has achieved a significant market share.


FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

Net Sales. Net sales decreased $1.4 million, or 2.5%, to $53.8 million in the first quarter of 2001 from $55.2 million in the comparable quarter of 2000. The sales decrease was primarily attributable to softness in the heavy truck, automotive, lawn and garden and appliance markets served by the Company during the quarter.

Sales in the Company's friction products segment declined $1.9 million, or 6.3%, to $28.3 million from $30.2 million in the comparable quarter of 2000. The sales decrease in this segment reflected soft demand in the heavy truck and, to a lesser degree, the automotive markets served by the Company. These decreases were offset by higher demand in sales to the aerospace market for the quarter.

The powder metal segment reported sales of $17.9 million in the first quarter of 2001 compared to $19.9 million in the first quarter of 2000, a decline of $2.1 million, or 10.6%. The sales decrease in this segment was primarily the result of softness in the heavy truck, lawn and garden, appliance and automotive markets served by the Company.

Sales in the Company's performance automotive segment increased $2.8 million, or
107.7 percent, to $5.4 million in the first quarter of 2001 compared to $2.6 million in the comparable quarter of 2000. The acquisition of Tex Racing in November of 2000 was the primary reason for the sales increase in this segment for the quarter. In addition, sales of the Company's high performance brake pads which are sold into racing markets showed strong sales gains as well.

Sales in the Company's motor segment decreased $0.3 million, or 12.0 percent, to $2.2 million in the first quarter of 2001 compared to $2.5 million from the first quarter of 2000. Sales declines in the segment were the result of softening economic conditions in the domestic motor markets served by the Company. Sales from the Company's Mexican facility began in the first quarter of 2001, but were immaterial to total segment sales in the quarter.

Gross Profit. Gross profit decreased $1.1 million, or 7.4%, to $13.8 million in the first quarter of 2001 from $14.9 million in the comparable quarter of 2000. The decrease is primarily attributable to the lower sales volumes during the quarter, product mix and expenses associated with the Company's newly opened facilities in Mexico and China. The decline was partially offset by continued improvement in operating efficiencies at the Company's friction facilities. As a result of these factors, the gross profit margin decreased to 25.7% in the first quarter of 2001 from 27.0% in the comparable quarter of 2000.

Selling, Technical and Administrative ("ST&A") Expenses. ST&A expenses increased $1.1 million, or 14.3%, to $8.8 million in the first quarter of 2001 from $7.7 million in the comparable period of 2000. The increase in ST&A expenses is primarily attributable to the acquisition of Tex Racing, expenditures associated with the commencement of operations at the Company's Mexican and Chinese facilities and expenditures associated with the Company's investment in Net Shape Technologies in December 2000. As a percent of sales, ST&A expenses increased to 16.4% of sales in the first quarter of 2001 from 13.9% in the comparable quarter of 2000.

Income from Operations. Income from operations decreased by $2.3 million, or 37.1%, to $3.9 million in the first quarter of 2001 from $6.2 million in the comparable quarter of 2000. Income from operations as a percent of sales decreased to 7.2% in the first quarter of 2001 from 11.2% in the comparable quarter of 2000.

Operating income from the Company's friction segment increased $0.7 million, or 28.0%, to $3.2 million in the first quarter of 2001 from $2.5 million in the comparable quarter of 2000. The increase in operating profits in this segment resulted primarily from product mix and improvements in operating efficiencies at the Company's friction facilities.

Operating income from the Company's powder metal segment decreased $2.1 million, or 65.6%, to $1.1 million in the first quarter of 2001 from $3.2 million in the comparable quarter of 2000. The decrease in operating income in this segment resulted from the volume declines in the markets served by the Company, product mix and start-up losses at Net Shape Technologies.

Operating income in the Company's performance automotive segment was at break-even for the first quarter of 2001 compared to $0.5 million in the comparable quarter of 2000. The decline in operating profit in this segment was primarily the result of increased selling and administrative expenses associated with personnel costs incurred to grow this portion of the business.

Operating losses in the motor segment increased to $0.4 million in the first quarter of 2001 compared to break-even in the comparable quarter of 2000. The increased loss in this segment was primarily the result of the continuing start up expenditures at the Company's Mexican facility.

Interest Expense. Interest expense increased $0.1 million, or 4.3%, to $2.4 million in the first quarter of 2001 from $2.3 million in the comparable quarter of 2000. The increase is attributable to higher debt levels during the quarter.

Income Taxes. The Company's effective tax rate for the first quarter of 2001 was 49.0% compared with 44.0% in the comparable quarter of 2000. The increase in the effective tax rate was primarily the result of losses incurred at the Company's Mexican and Chinese operations.

Net Income. As a result of the factors discussed above, net income decreased $1.3 million, or 59.1%, to $0.9 million in the first quarter of 2001 from $2.2 million in the comparable quarter of 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations. In addition, the Company has available a $50.0 million revolving credit facility entered into in May 1998, which may be used for general corporate purposes or to finance future acquisitions. As of March 31, 2001, the Company had $38.8 million available under its revolving credit facility.

Net cash provided from operating activities was $1.2 million and $8.4 million for the three month period ended March 31, 2001 and 2000, respectively. The decline in cash from operations was caused primarily by the reduction in net income and an increase in working capital assets during the quarter.

Net cash used in investing activities was $2.8 million and $3.5 million for the three month period ended March 31, 2001 and 2000, respectively. The cash used in investing activities during the three month periods ended March 31, 2001 and 2000, was for the purchase of property, plant and equipment.

Net cash provided by financing activities was $0.9 million for the three month period ended March 31, 2001, as a result of increased borrowings by the Company. In the three month period ended March 31, 2000, cash used in financing activities was $6.1 million primarily for the payment of outstanding debt.

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

As of March 31, 2001, the Company was in compliance with the terms of its indebtedness.

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


FORWARD LOOKING STATEMENTS

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about growth of existing markets and its ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. In addition to statements which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," "optimistic," "will" and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially and adversely from those in the forward-looking statements, including the following:

         o the effect of the Company's debt service requirements on funds available for operations and future business opportunities and the Company's vulnerability to adverse general economic and industry conditions and competition;
         o the ability of the Company to continue to meet the terms of its credit facilities which contain a number of significant financial covenants and other restrictions;
         o the ability of the Company to utilize all of its manufacturing capacity in light of softness in some end-markets served by the Company;
         o the effect of any future acquisitions by the Company on its indebtedness and on the funds available for operations and future business opportunities;
         o the effect of competition by manufacturers using new or different technologies;
         o the effect on the Company's international operations of unexpected changes in regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, fluctuations in currency exchange rates, difficulty in accounts receivable collection and potentially adverse tax consequences;
         o the ability of the Company to successfully integrate acquisitions into the Company's existing businesses; o the ability of the Company to negotiate new agreements, as they expire, with its unions representing certain of its employees, on terms favorable to the Company or without experiencing work stoppages;
         o the effect of any interruption in the Company's supply of raw materials or a substantial increase in the price of any of the raw materials;
         o        the continuity of business relationships with major customers;
                  and
         o the ability of the Company's products to meet stringent Federal Aviation Administration criteria and testing requirements.

         These risks and others that are detailed in this Form 10-Q and other filings by the Company with the Securities and Exchange Commission must be considered by any investor or potential investor in the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

         Interest Rate Sensitivity. The Company's market risk exposure relates primarily to interest rates, where the Company will periodically use interest rate swaps to hedge interest rates on long-term debt. The Company does not engage in activities using complex or highly leveraged instruments. At March 31, 2001, the Company had outstanding debt of approximately $28.8 million, which has floating rate terms. The Company had outstanding an interest rate swap, essentially converting $10.0 million notional amount of its floating rate debt to fixed rate debt.

         Foreign Currency Exchange Risk. The Company currently does not hedge its foreign currency exposure and, therefore, has not entered into any forward foreign exchange contracts to hedge foreign currency transactions. The Company has operations outside the United States with foreign-currency denominated assets and liabilities, primarily denominated in Italian lira, Canadian dollars, Mexican pesos and Chinese renminbi. Because the Company has foreign-currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The unhedged foreign currency balance sheet exposures as of March 31, 2001 are not expected to result in a significant impact on earnings or cash flows.



PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various lawsuits arising in the ordinary course of business. In the Company's opinion, the outcome of these matters is not anticipated to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective February 23, 2001, the Company issued 4,400 shares of its Class A Common Stock to the following individuals as part of their annual compensation for services as directors of the Company: Paul R. Bishop, Jack Kemp, Dan T. Moore, III and William J. O'Neill, Jr. Each director received 1,100 shares having a market value of approximately $7,500 at the time of issuance. The shares were issued without registration as permitted by Section 4(2) of the Securities Act of 1933.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:
                 10.17* Amendment No. 1 to the Employment Agreement, dated as of October 24, 2000, between the Company and Norman C. Harbert

                 10.18* Amendment No. 1 to the Employment Agreement, dated as of October 24, 2000, between the Company and Ronald E. Weinberg

         (b)     Reports on Form 8-K:
                 None


         -----------
         *filed herewith

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   May 11, 2001           HAWK CORPORATION

                               By: /s/ RONALD E. WEINBERG
                                   ----------------------
                               Ronald E. Weinberg,
                               Co-Chairman and Co-CEO

                               By: /s/ THOMAS A. GILBRIDE
                                   ----------------------
                               Thomas A. Gilbride,
                               Vice President-Finance (Chief Accounting Officer)