Form 10-Q
period 2001-06-30
HAWK CORP
filed 2001-08-14
CIK 849240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD _________ TO _________.

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

                                                                                                   PAGE
                                                                                                   ----

PART I.        FINANCIAL INFORMATION

               Item 1.      Financial Statements (Unaudited)                                          3

               Item 2.      Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                      20

               Item 3.      Quantitative and Qualitative Disclosures about Market Risk               26

PART II. OTHER INFORMATION

               Item 1.      Legal Proceedings                                                        26

               Item 4.      Submission of Matters to a Vote of Security Holders                      26

               Item 5.      Other Information                                                        27

               Item 6.      Exhibits and Reports on Form 8-K                                         27

SIGNATURES                                                                                           28

PART I.  FINANCIAL INFORMATION


ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)


                                HAWK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      JUNE 30,             DECEMBER 31,
                                                                                        2001                   2000
                                                                                     (UNAUDITED)            (SEE NOTE)
                                                                                     -----------            ----------

ASSETS

Current assets:
     Cash and cash equivalents                                                       $     3,238           $      4,010
     Accounts receivable, less allowance of $364 and $372, respectively                   32,266                 29,602
     Inventories                                                                          29,365                 31,864
     Deferred income taxes                                                                 1,365                  1,113
     Other current assets                                                                  2,417                  2,976
                                                                                     -----------            -----------
            Total current assets                                                          68,651                 69,565

Property, plant and equipment:
     Land                                                                                  1,603                  1,603
     Buildings and improvements                                                           18,374                 18,240
     Machinery and equipment                                                              92,683                 89,330
     Furniture and fixtures                                                                6,309                  5,584
     Construction in progress                                                              3,069                  3,316
                                                                                     -----------            -----------
                                                                                         122,038                118,073
     Less accumulated depreciation                                                        52,786                 47,672
                                                                                     -----------            -----------
            Total property, plant and equipment                                           69,252                 70,401

Other assets:
     Intangible assets                                                                    68,917                 70,713
     Shareholder notes                                                                     1,010                  1,010
     Other                                                                                 4,037                  3,696
                                                                                     -----------            -----------
            Total other assets                                                            73,964                 75,419
                                                                                     -----------            -----------

Total assets                                                                         $   211,867              $ 215,385
                                                                                     ===========              =========

                                HAWK CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                        JUNE 30,               DECEMBER 31,
                                                                          2001                    2000
                                                                       (UNAUDITED)             (SEE NOTE)
                                                                       -----------              ---------

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
     Accounts payable                                                  $    13,558              $  11,579
     Accrued compensation                                                    6,090                  7,791
     Other accrued expenses                                                  6,253                  6,446
     Current portion of long-term debt                                       6,941                  7,273
                                                                       -----------              ---------
            Total current liabilities                                       32,842                 33,089

Long-term liabilities:
     Long-term debt                                                         94,547                 96,661
     Deferred income taxes                                                  11,612                 11,554
     Other                                                                   2,087                  2,092
                                                                       -----------              ---------
            Total long-term liabilities                                    108,246                110,307

Minority interest                                                              114                    300
Shareholders' equity:
     Series D preferred stock, $.01 par value;
       an aggregate liquidation value of $1,530,
       plus any accrued and unpaid dividends with
       9.8% cumulative dividend (1,530 shares
       authorized, issued and outstanding)                                       1                      1
     Class A common stock, $.01 par value; 75,000,000
       shares authorized, 9,187,750 issued and 8,552,920
       and 8,548,520 outstanding, respectively                                  92                     92
     Class B common stock, $.01 par value, 10,000,000
       shares authorized, none issued or outstanding
     Additional paid-in capital                                             54,627                 54,631
     Retained earnings                                                      23,473                 24,109
     Accumulated other comprehensive loss                                   (2,824)                (2,409)
     Treasury stock, at cost                                                (4,704)                (4,735)
                                                                       -----------              ---------
            Total shareholders' equity                                      70,665                 71,689
                                                                       -----------              ---------

Total liabilities and shareholders' equity                             $   211,867              $ 215,385
                                                                       ===========              =========


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

                                HAWK CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 SIX MONTHS ENDED                               THREE MONTHS ENDED
                                           JUNE 30,              JUNE 30,                JUNE 30,              JUNE 30,
                                             2001                  2000                    2001                  2000
                                             ----                  ----                    ----                  ----

Net sales                               $   101,200          $    109,007            $     47,419          $     53,837
Cost of sales                                77,046                79,106                  37,085                38,879
                                        -----------           -----------             -----------           -----------
Gross profit                                 24,154                29,901                  10,334                14,958

Selling, technical and
   administrative expenses                   17,031                15,948                   8,359                 8,233
Restructuring costs                           1,000                                           892
Amortization of intangibles                   2,265                 2,051                   1,134                 1,026
                                        -----------           -----------             -----------           -----------
Total expenses                               20,296                17,999                  10,385                 9,259

Income (loss) from operations                 3,858                11,902                     (51)                5,699

Interest expense                              4,834                 4,545                   2,391                 2,256
Interest income                                (103)                 (104)                    (61)                  (64)
Other expense, net                              430                   155                     411                    66
                                        -----------           -----------             -----------           -----------

(Loss) income before income taxes            (1,303)                7,306                  (2,792)                3,441
Income tax (benefit) expense                   (557)                3,232                  (1,286)                1,531
                                        ------------          -----------             ------------          -----------

Net (loss) income before
   minority interest                           (746)                4,074                  (1,506)                1,910
Minority interest                              (184)                                          (87)
                                        ------------          -----------             ------------          -----------

Net (loss) income                       $      (562)         $      4,074            $     (1,419)         $      1,910
                                        ============         ============            =============         ============


Earnings per share:
  Basic (loss) earnings per share       $      (.07)         $        .47            $       (.17)         $        .22
                                        ============         ============            =============         ============

  Diluted (loss) earnings per share     $      (.07)         $        .47            $       (.17)         $        .22
                                        ============         ============            =============         ============


See notes to consolidated financial statements.

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                    SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                               2001                2000
                                                                                               ----                ----

Cash flows from operating activities:
     Net (loss) income                                                                    $      (562)       $      4,074
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                                          7,905               7,362
         Deferred income taxes                                                                   (151)                 90
         Loss on sale of fixed assets                                                                                 416
         Undistributed loss - minority interest                                                  (184)
     Changes in operating assets and liabilities, net:
         Accounts receivable                                                                   (3,347)             (3,158)
         Inventories                                                                            2,008                (270)
         Other assets                                                                            (282)              1,482
         Accounts payable                                                                       2,283               2,470
         Other liabilities                                                                     (1,214)              2,274
                                                                                          ------------        -----------
Net cash provided by operating activities                                                       6,456              14,740

Cash flows from investing activities:
     Proceeds from sale of property, plant and equipment                                                               69
     Purchases of property, plant and equipment                                                (4,830)             (5,587)
                                                                                          ------------        ------------
Net cash used in investing activities                                                          (4,830)             (5,518)

Cash flows from financing activities:
     Payments on short-term debt                                                                                     (587)
     Proceeds from long-term debt                                                              16,239               8,391
     Payments on long-term debt                                                               (18,436)            (16,990)
     Payments of preferred stock dividends                                                        (75)                (76)
                                                                                          ------------        ------------
Net cash used in financing activities                                                          (2,272)             (9,262)
                                                                                          ------------        ------------

Net decrease in cash and cash equivalents                                                        (646)                (40)

Effect of exchange rate changes on cash                                                          (126)                (87)

Cash and cash equivalents at the beginning of the period                                        4,010               3,993
                                                                                          -----------         -----------

Cash and cash equivalents at the end of the period                                        $     3,238        $      3,866
                                                                                          ===========        ============


See notes to consolidated financial statements.

                                HAWK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (the "Company") for the year ended December 31, 2000.

The Company, through its business segments, designs, engineers, manufactures and markets specialized components used in a variety of aerospace, industrial and commercial applications.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Beginning in December 2000, the financial statements also include the Company's 67% ownership interest in Net Shape Technologies LLC. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.

In the fourth quarter of 2000, the Company changed its accounting policy to reflect in its consolidated statement of income all shipping and handling costs as cost of sales and related shipping revenue in net sales. All prior periods have been changed to conform to current year presentation.


NOTE 2 - COMPREHENSIVE INCOME

Comprehensive income is as follows:

                                                                   SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                                        JUNE 30,                          JUNE 30,
                                                                   2001           2000              2001           2000
                                                                   ----           ----              ----           ----

Net (loss) income                                               $    (562)      $   4,074       $    (1,419)   $     1,910
Foreign currency translation (loss) income                           (415)           (640)               90           (218)
                                                                ----------      ----------       ----------     -----------
Comprehensive (loss) income                                     $    (977)      $   3,434       $    (1,329)   $      1,692
                                                                ==========      =========       ============   ============


NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The major components of inventories are as follows:

                                                                     JUNE 30,              DECEMBER 31,
                                                                      2001                    2000
                                                                      ----                    ----

Raw materials and work-in-process                                    $20,786                $22,645
Finished products                                                     11,386                 11,724
Inventory reserves                                                   (2,807)                (2,505)
                                                                     -------                -------
                                                                     $29,365                $31,864
                                                                     =======                =======

NOTE 4 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

                                                                  SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                       JUNE 30,                    JUNE 30,
                                                                2001           2000            2001            2000
                                                              --------       --------        ---------      --------
Numerator:
     Net (loss) income                                        $   (562)      $  4,074       $ (1,419)     $    1,910
     Preferred stock dividends                                     (75)           (76)           (37)            (38)
                                                              --------       --------        ---------      --------
Numerator for basic earnings per share-income
  available to common shareholders                            $   (637)      $  3,998       $ (1,456)       $  1,872
                                                               ========       =======       =========       ========

Effect of dilutive securities:
     Interest on convertible note, net of tax                                      41                             18
                                                              --------       --------        ---------      --------

Numerator for diluted earnings per share-income
  available to common shareholders after assumed
  conversion                                                  $  (637)       $  4,039        $(1,456)       $  1,890
                                                              ========       ========        =========      ========


Denominator:
     Denominator for basic (loss) earnings per share-
       weighted average shares                                   8,552          8,548          8,553           8,549

Effect of dilutive securities:
     Employee stock options*                                                       11                             27
     Convertible notes                                                            112                            100
                                                              --------       --------        ---------      --------

Denominator for diluted (loss) earnings per share-
   adjusted weighted average shares after assumed
   conversions                                                   8,552          8,671            8,553         8,676
                                                              ========       ========        =========      ========


Basic (loss) earnings per share                               $   (.07)      $    .47        $    (.17)     $    .22
                                                              ========       ========        =========      ========

Diluted (loss) earnings per share                             $   (.07)      $    .47        $    (.17)     $    .22
                                                              ========       ========        =========      ========


* As a result of the Company's net loss for the three and six month periods ended June 30, 2001 all options to purchase shares of Common Stock and all notes convertible into shares of Common Stock were excluded from the computation of diluted earnings per share since they were anti-dilutive. The number of options and converted shares excluded from the earnings per share calculation, using the treasury stock method, were 93 and 105 for the three and six month periods ended June 30, 2001, respectively.

NOTE 5 - BUSINESS SEGMENTS

The Company operates in four primary business segments: friction products, powder metal, performance automotive and motors. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

The friction products segment engineers, manufactures and markets specialized components used in a variety of aerospace, industrial and commercial applications. The Company, through this segment, is a worldwide supplier of friction components for brakes, clutches and transmissions.

The powder metal segment engineers, manufactures and markets specialized components used primarily in industrial applications. The Company, through this segment, targets three areas of the powder metal component marketplace: high precision components that are used in fluid power applications, large structural powder metal parts used in construction, agricultural and truck applications, and smaller, high volume parts.

The performance automotive segment engineers, manufactures and markets high performance friction material for use in racing car brakes in addition to premium branded clutch and drive train components. The Company, through this segment, targets leading teams in the NASCAR racing series, as well as high-performance street vehicles and other road race and oval track competition cars.

The motor segment engineers, manufactures and markets die-cast aluminum rotors for use in small electric motors. The Company, through this segment, targets a wide variety of applications such as business equipment, small household appliances and exhaust fans.

The information by segment is as follows:

                                            SIX MONTHS ENDED               THREE MONTHS ENDED
                                                JUNE 30,                         JUNE 30,
                                          2001            2000            2001            2000
                                          ----            ----            ----            ----
Revenues from external customers:
    Friction Products                  $  54,666       $  59,392       $  26,345       $  29,241
    Powder Metal                          32,268          39,591          14,422          19,687
    Performance Automotive                 9,902           5,273           4,499           2,618
    Motor                                  4,364           4,751           2,153           2,291
                                       ---------       ---------       ---------       ---------
Consolidated                           $ 101,200       $ 109,007       $  47,419       $  53,837
                                       =========       =========       =========       =========

Depreciation and amortization:
    Friction Products                  $   4,447       $   4,440       $   2,233       $   2,203
    Powder Metal                           2,422           2,224           1,223           1,128
    Performance Automotive                   546             336             276             189
    Motor                                    490             362             262             189
                                       ---------       ---------       ---------       ---------
Consolidated                           $   7,905       $   7,362       $   3,994       $   3,709
                                       =========       =========       =========       =========

Operating Income (loss):
    Friction Products                  $   4,712       $   5,757       $   1,475       $   3,268
    Powder Metal                             467           5,398            (635)          2,203
    Performance Automotive                    45             985              30             431
    Motor                                 (1,366)           (238)           (921)           (203)
                                       ---------       ---------       ---------       ---------
Consolidated                           $   3,858       $  11,902       $     (51)      $   5,699
                                       =========       =========       =========       =========



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

The Company periodically enters into interest rate swap agreements to moderate exposure to interest rate changes and to lower the overall cost of borrowing. During the first quarter ended March 31, 2001, the Company entered into an interest rate swap agreement that effectively converts a portion of its floating rate debt to a fixed rate of 5.34% on $10.0 million notional amount on its variable-rate debt maturing in 2003. Although this financial instrument did not meet the hedge accounting criteria of SFAS 133, it continues to be effective in achieving the risk management objectives for which it was intended. The change in the fair value of the interest rate swap resulted in a charge of $0.2 million as other expense in the second quarter of 2001.

In June 2001, the Financial Accounting Standards Board ("FASB") unanimously approved the issuance of two statements, Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for business combinations and amends APB No. 16, "Business Combinations." All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets." It changes the accounting for goodwill from an amortization method to an impairment only approach. The Company will cease the amortization of goodwill that was recorded in past business combinations on December 31, 2001, as required by SFAS No. 142. The Company is still evaluating how the adoption of these pronouncements will impact the financial statements.

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


The following supplemental unaudited consolidating condensed financial statements present (in thousands):

         1. Consolidating condensed balance sheets as of June 30, 2001 and December 31, 2000, consolidating condensed statements of income for the three and six month periods ended June 30, 2001 and 2000 and consolidating condensed statements of cash flows for the six months ended June 30, 2001 and 2000.

         2. Hawk Corporation ("Parent") combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries (consisting of the Company's subsidiaries in Canada, Italy, Mexico and China) with their investments in subsidiaries accounted for using the equity method.

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

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)

                                                                     JUNE 30, 2001
                                       ---------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES      ELIMINATIONS   CONSOLIDATED
                                       ---------------------------------------------------------------------------
 ASSETS
 Current assets:
    Cash and cash equivalents            $      458   $      408      $   2,372                      $    3,238
    Accounts receivable, net                              24,648          7,618                          32,266
    Inventories, net                                      23,803          5,816       $      (254)       29,365
    Deferred income taxes                     1,199                         166                           1,365
    Other current assets                        356        1,226            835                           2,417
                                       ---------------------------------------------------------------------------
 Total current assets                         2,013       50,085         16,807              (254)       68,651
 Investment in subsidiaries                     794        1,765                           (2,559)
 Intercompany advances, net                 157,266        7,652         (6,970)         (157,948)
 Property, plant and equipment                   23       60,084          9,145                          69,252
 Intangible assets                              203       68,714                                         68,917
 Other                                        1,010        4,087            960            (1,010)        5,047
                                       ---------------------------------------------------------------------------
 Total assets                            $  161,309   $  192,387      $  19,942       $  (161,771)   $  211,867
                                       ===========================================================================
 LIABILITIES AND SHAREHOLDERS'
    EQUITY
 Current liabilities:
    Accounts payable                                  $   10,400      $   3,158                      $   13,558
    Accrued compensation                 $        5        4,934          1,151                           6,090
    Other accrued expenses                     (417)       5,475          1,286       $       (91)        6,253
    Current portion of long-term debt         5,000        1,605            336                           6,941
                                       ---------------------------------------------------------------------------
 Total current liabilities                    4,588       22,414          5,931               (91)       32,842
 Long-term liabilities:
    Long-term debt                           86,150        4,939          3,458                          94,547
    Deferred income taxes                    11,128                         484                          11,612
    Other                                                    948          1,139                           2,087
    Intercompany advances, net                1,280      149,916          7,165        $ (158,361)
                                       ---------------------------------------------------------------------------
 Total long-term liabilities                 98,558      155,803         12,246          (158,361)      108,246
                                       ---------------------------------------------------------------------------
 Total liabilities                          103,146      178,217         18,177          (158,452)      141,088
 Minority interest                                           114                                            114
 Shareholders' equity                        58,163       14,056          1,765            (3,319)       70,665
                                       ---------------------------------------------------------------------------
 TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                               $  161,309   $  192,387      $  19,942       $  (161,771)   $  211,867
                                       ===========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)

                                                                   DECEMBER 31, 2000
                                       ---------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                       ---------------------------------------------------------------------------
 ASSETS
 Current assets:
    Cash and cash equivalents            $      553   $    1,027      $   2,430                      $    4,010
    Accounts receivable, net                              22,785          6,817                          29,602
    Inventories, net                                      25,792          6,072                          31,864
    Deferred income taxes                     1,199                         (86)                          1,113
    Other current assets                        967        1,363            646                           2,976
                                       ---------------------------------------------------------------------------
 Total current assets                         2,719       50,967         15,879                          69,565
 Investment in subsidiaries                     794        3,168                       $   (3,962)
 Intercompany advances, net                 160,192        5,784         (5,084)         (160,892)
 Property, plant and equipment                   26       61,219          9,156                          70,401
 Intangible assets                              207       70,506                                         70,713
 Other                                        1,010        3,931            775            (1,010)        4,706
                                       ---------------------------------------------------------------------------
 Total assets                            $  164,948   $  195,575      $  20,726       $  (165,864)   $  215,385
                                       ===========================================================================
 LIABILITIES AND SHAREHOLDERS'
    EQUITY
 Current liabilities:
    Accounts payable                                  $    8,313      $   3,266                      $   11,579
    Accrued compensation                 $        5        6,854            932                           7,791
    Other accrued expenses                      633        5,047            766                           6,446
    Current portion of long-term debt         5,000        1,901            372                           7,273
                                       ---------------------------------------------------------------------------
 Total current liabilities                    5,638       22,115          5,336                          33,089
 Long-term liabilities:
    Long-term debt                           90,645        5,574            442                          96,661
    Deferred income taxes                    11,128                         426                          11,554
    Other                                                    937          1,155                           2,092
    Intercompany advances, net                1,197      149,909         10,199        $ (161,305)
                                       ---------------------------------------------------------------------------
 Total long-term liabilities                102,970      156,420         12,222          (161,305)      110,307
                                       ---------------------------------------------------------------------------
 Total liabilities                          108,608      178,535         17,558          (161,305)      143,396
 Minority interest                                           300                                            300
 Shareholders' equity                        56,340       16,740          3,168            (4,559)       71,689
                                       ---------------------------------------------------------------------------
 TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                               $  164,948   $  195,575      $  20,726       $  (165,864)   $  215,385
                                       ===========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                             SIX MONTHS ENDED JUNE 30, 2001
                                        --------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        --------------------------------------------------------------------------

 Net sales                                            $   88,345      $  12,855                    $  101,200
 Cost of sales                                            65,658         11,388                        77,046
                                       -------------------------------------------------------------------------
 Gross profit                                             22,687          1,467                        24,154

 Expenses:
    Selling, technical and
      administrative expenses           $    (258)        15,077          2,212                        17,031
    Restructuring costs                                    1,000                                        1,000
    Amortization of intangible assets           9          2,256                                        2,265
                                       -------------------------------------------------------------------------
 Total expenses                              (249)        18,333          2,212                        20,296
                                       -------------------------------------------------------------------------
 Income (loss) from operations                249          4,354           (745)                        3,858
 Interest (income) expense, net            (1,836)         6,149            418                         4,731
 Income (loss) from equity investees       (2,431)        (1,306)                    $   3,737
 Other expense (income)                       276            224            (70)                          430
                                       -------------------------------------------------------------------------
 Income (loss) before income taxes
    and minority interest                    (622)        (3,325)        (1,093)         3,737         (1,303)
 Income tax (benefit) expense                 (60)          (710)           213                          (557)
 Minority interest                                          (184)                                        (184)
                                       -------------------------------------------------------------------------

 NET LOSS                                $   (562)    $   (2,431)     $  (1,306)     $   3,737     $     (562)
                                       =========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                             SIX MONTHS ENDED JUNE 30, 2000
                                       ----------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                       ----------------------------------------------------------------------------

 Net sales                                            $   97,579      $  11,428                      $  109,007
 Cost of sales                           $    285         69,557          9,264                          79,106
                                       ----------------------------------------------------------------------------
 Gross profit                                (285)        28,022          2,164                          29,901

 Expenses:
    Selling, technical and
      administrative expenses                 144         13,798          2,006                          15,948
    Amortization of intangible assets           5          2,046                                          2,051
                                       ----------------------------------------------------------------------------
 Total expenses                               149         15,844          2,006                          17,999
                                       ----------------------------------------------------------------------------
 (Loss) income from operations               (434)        12,178            158                          11,902
 Interest (income) expense, net            (1,893)         6,014            320                           4,441
 Income (loss) from equity investees        3,179           (455)                     $  (2,724)
 Other expense                                               101             54                             155
                                       ----------------------------------------------------------------------------
 Income (loss) before income taxes          4,638          5,608           (216)         (2,724)          7,306
 Income tax expense                           564          2,429            239                           3,232
                                       ----------------------------------------------------------------------------

 NET INCOME (LOSS)                       $  4,074     $    3,179      $    (455)      $  (2,724)     $    4,074
                                       ============================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                            THREE MONTHS ENDED JUNE 30, 2001
                                        --------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        --------------------------------------------------------------------------

 Net sales                                            $   41,252      $   6,167                    $   47,419
 Cost of sales                                            31,296          5,789                        37,085
                                       -------------------------------------------------------------------------
 Gross profit                                              9,956            378                        10,334

 Expenses:
    Selling, technical and
      administrative expenses           $     154          7,111          1,094                         8,359
    Restructuring costs                                      892                                          892
    Amortization of intangible assets           6          1,128                                        1,134
                                       -------------------------------------------------------------------------
 Total expenses                               160          9,131          1,094                        10,385
                                       -------------------------------------------------------------------------
 (Loss) income from operations               (160)           825           (716)                          (51)
 Interest (income) expense, net              (911)         3,017            224                         2,330
 Income (loss) from equity investees       (2,218)          (889)                    $   3,107
 Other expense                                276             63             72                           411
                                       -------------------------------------------------------------------------
 Income (loss) before income taxes
    and minority interest                  (1,743)        (3,144)        (1,012)         3,107         (2,792)
 Income tax (benefit) expense                (324)          (839)          (123)                       (1,286)
 Minority interest                                           (87)                                         (87)
                                       -------------------------------------------------------------------------

 NET LOSS                                $ (1,419)    $   (2,218)     $    (889)     $   3,107     $   (1,419)
                                       =========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                               THREE MONTHS ENDED JUNE 30, 2000
                                        -------------------------------------------------------------------------------
                                                         COMBINED         COMBINED
                                                         GUARANTOR      NON-GUARANTOR
                                            PARENT     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                        -------------------------------------------------------------------------------

 Net sales                                             $   47,817        $   6,020                      $   53,837
 Cost of sales                            $    120         33,843            4,916                          38,879
                                        -------------------------------------------------------------------------------
 Gross profit                                 (120)        13,974            1,104                          14,958

 Expenses:
    Selling, technical and
      administrative expenses                   24          7,118            1,091                           8,233
    Amortization of intangible assets            3          1,023                                            1,026
                                        -------------------------------------------------------------------------------
 Total expenses                                 27          8,141            1,091                           9,259
                                        -------------------------------------------------------------------------------
 Income (loss) from operations                (147)         5,833               13                           5,699
 Interest (income) expense, net               (964)         2,980              176                           2,192
 Income (loss) from equity investees         1,407           (224)                       $  (1,183)
 Other (income) expense                         (1)           104              (37)                             66
                                        -------------------------------------------------------------------------------
 Income (loss) before income taxes           2,225          2,525             (126)         (1,183)          3,441
 Income tax expense                            315          1,118               98                           1,531
                                        -------------------------------------------------------------------------------

 NET INCOME (LOSS)                        $  1,910     $    1,407        $    (224)      $  (1,183)     $    1,910
                                        ===============================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                            SIX MONTHS ENDED JUNE 30, 2001
                                       --------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       --------------------------------------------------------------------------

 Net cash provided by operating
    activities                           $    4,474   $    4,163      $     (2,181)                 $    6,456

 Cash flows from investing activities:
    Purchase of property, plant and
    equipment                                             (3,860)             (970)                     (4,830)
                                       --------------------------------------------------------------------------
 Net cash used in investing activities                    (3,860)             (970)                     (4,830)

 Cash flows from financing activities:
    Proceeds from long-term debt             12,281          560             3,398                      16,239
    Payments on long-term debt              (16,775)      (1,482)             (179)                    (18,436)
    Payments of preferred stock
    dividends                                   (75)                                                       (75)
                                       --------------------------------------------------------------------------
 Net cash (used in) provided by
    financing activities                     (4,569)        (922)            3,219                      (2,272)
 Net (decrease) increase in cash and
    cash equivalents                            (95)        (619)               68                        (646)
 Effect of exchange rate changes on
    cash                                                                      (126)                       (126)
                                       --------------------------------------------------------------------------
 Cash and cash equivalents,
    at beginning of period                      553        1,027             2,430                       4,010
                                       --------------------------------------------------------------------------

 CASH AND CASH EQUIVALENTS,
    AT END OF PERIOD                     $      458   $      408      $      2,372       $  0       $    3,238
                                       ==========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                            SIX MONTHS ENDED JUNE 30, 2000
                                       --------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       --------------------------------------------------------------------------

 Net cash provided by operating
    activities                           $    7,771   $    6,193      $     776                     $   14,740

 Cash flows from investing activities:
    Proceeds from sale of property,
      plant and equipment                                     69                                            69
    Purchase of property, plant and
      equipment                                           (5,377)          (210)                        (5,587)
                                       --------------------------------------------------------------------------
 Net cash used in investing activities                    (5,308)          (210)                        (5,518)

 Cash flows from financing activities:
    Payments on short-term debt                                            (587)                          (587)
    Proceeds from long-term debt              7,867          524                                         8,391
    Payments on long-term debt              (15,318)      (1,486)          (186)                       (16,990)
    Payments of preferred stock
    dividends                                   (76)                                                       (76)
                                       --------------------------------------------------------------------------
 Net cash used in financing activities       (7,527)        (962)          (773)                        (9,262)
 Net increase (decrease) in cash and
    cash equivalents                            244          (77)          (207)                           (40)
 Effect of exchange rate changes on
    cash                                                                    (87)                           (87)
                                       --------------------------------------------------------------------------
 Cash and cash equivalents,
    at beginning of period                    1,691          193          2,109                          3,993
                                       --------------------------------------------------------------------------

 CASH AND CASH EQUIVALENTS,
    AT END OF PERIOD                     $    1,935   $      116      $   1,815          $  0       $    3,866
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

GENERAL

Hawk operates in four primary reportable segments: friction products, powder metal, performance automotive and motor components. The Company's friction products are made from proprietary formulations of composite materials that primarily consist of metal powders, synthetic and natural fibers. Friction products are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Friction products manufactured by the Company include friction components for use in brakes, transmissions and clutches in aerospace, construction, agriculture, truck and specialty vehicle markets. The Company's powder metal components are made from formulations of composite powder metal alloys. The powder metal segment manufactures a variety of components for use in fluid power, truck, lawn and garden, construction, agriculture, home appliance, automotive and office equipment markets. In its performance automotive segment, the Company manufactures brakes, clutches and gearboxes for the performance automotive markets. Through its motor segment, the Company designs and manufactures die-cast aluminum rotors for small electric motors used in appliances, business equipment and exhaust fans. The Company focuses on manufacturing products requiring sophisticated engineering and production techniques for applications in markets in which it has achieved a significant market share. As of June 30, 2001, Hawk has approximately 1,500 employees and 16 manufacturing sites in five countries.



RECENT EVENTS

In June 2001, the Company announced the implementation of a cost cutting initiative program to bring its labor, overhead and other variable costs more in line with current business conditions. The cost cutting initiatives announced by the Company include a workforce reduction of approximately 150 employees, or 12 percent of Hawk's workforce, including salary and production personnel, elimination of non-strategic outside service personnel and contracts and cuts in discretionary spending on a worldwide basis. In the second quarter of 2001, the Company recorded a restructuring expense of $0.9 million to expense severance related charges relating to the workforce reduction.

On July 31, 2001, the Company executed an amended credit agreement, which decreased the aggregate commitment provided by the Company's revolving credit facility from $50.0 million to $30.0 million, subject to a borrowing base formula. Pursuant to the amended credit agreement, the credit facility is due in May 2003 and bears interest, at the Company's discretion, at either the prime rate or at the London Interbank Offering Rate (LIBOR) plus a margin. The margin over LIBOR, ranging from 150 to 325 basis points, is determined based on the achievement of certain financial ratios. The amended credit agreement is secured by substantially all of the Company's assets. The amended credit agreement contains restrictive covenants, which, among other things, require maintenance of certain financial ratios. See LIQUIDITY AND CAPITAL RESOURCES.

SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000

         Net Sales. Net sales decreased $6.4 million, or 11.9 percent, to $47.4 million in the second quarter of 2001 from $53.8 million in the comparable quarter of 2000. The net sales decrease was primarily attributable to declining economic conditions primarily in the Company's powder metal and friction products segments. The decline was partially offset by an increase in net sales in the Company's performance automotive segment as a result of new sales initiatives in the motorsports market and the acquisition of Tex Racing Enterprises, Inc. in November 2000.

Net sales in the Company's friction products segment declined $2.9 million, or
9.9 percent, to $26.3 million from $29.2 million in the comparable quarter of 2000. The net sales decrease in this segment reflected soft demand in the heavy truck, agriculture and construction markets served by the Company. These decreases were offset by higher demand in sales to the aerospace and specialty friction markets for the quarter.

The powder metal segment reported net sales of $14.4 million in the second quarter of 2001 compared to $19.7 million in the first quarter of 2000, a decline of $5.3 million, or 26.9 percent. The net sales decrease in this segment was primarily the result of softness in the heavy truck, appliance, lawn and garden, appliance and fluid power markets served by the Company.

Net sales in the Company's performance automotive segment increased $1.9 million, or 73.1 percent, to $4.5 million in the second quarter of 2001 compared to $2.6 million in the comparable quarter of 2000. The acquisition of Tex Racing in November of 2000 was the primary reason for the net sales increase in this segment for the quarter. In addition, this segment benefited from new sales initiatives directed to the motorsports market during the quarter.

Net sales in the Company's motor segment decreased $0.1 million, or 4.3 percent, to $2.2 million in the second quarter of 2001 compared to $2.3 million from the first quarter of 2000. Net sales declines in the segment were the result of continuing soft economic conditions in the domestic motor markets served by the Company. Net sales from the Company's Mexican facility, which began in the first quarter of 2001, partially offset the decline from the Company's domestic operations.

         Gross Profit. Gross profit decreased $4.7 million, or 31.3 percent, to $10.3 million in the second quarter of 2001 from $15.0 million in the comparable quarter of 2000. Gross profit from the Company's friction products segment decreased in the second quarter of 2001 compared to the prior year period, primarily from net sales declines in certain markets served by the segment and the effects of product mix. The Company's powder metal segment gross profit declined in the second quarter of 2001, primarily as a result of volume declines in most of the markets served by the segment and the effects of product mix and start-up losses at Net Shape Technologies LLC. The performance automotive segment gross profit declined during the second quarter of 2001 compared to the prior year period primarily as a result of product mix effects from the acquisition of Tex Racing. The motor segment incurred margin losses during the second quarter of 2001 primarily due to the continuing start up expenses at the Company's facility in Mexico and lower sales volumes from the Company's domestic facility.

As a result of these factors, the gross profit margin decreased to 21.7 percent in the second quarter of 2001 from 27.9 percent in the comparable quarter of 2000.

         Selling, Technical and Administrative ("ST&A") Expenses. ST&A expenses increased $0.2 million, or 2.4 percent, to $8.4 million in the second quarter of 2001 from $8.2 million in the comparable period of 2000. The increase in ST&A expenses is primarily attributable to the acquisition of Tex Racing and expenditures associated with the Company's investment in Net Shape in December 2000. Partially offsetting this increase were reductions in compensation expense throughout the Company. As a percent of net sales, ST&A expenses increased to
17.7 percent of net sales in the second quarter of 2001 from 15.2 percent in the comparable quarter of 2000. The increase in ST&A expenses as a percentage of net sales is primarily due to the lower sales volumes experienced by the Company during the quarter and expenditures associated with the Company's investment in Net Shape.

         Restructuring Costs. During the second quarter of 2001, the Company recorded an expense of $0.9 million to support its recently announced cost cutting initiatives. The costs incurred during the quarter represent corporate-wide severance costs.

         Income from Operations. Income from operations decreased by $5.8 million to a loss of $0.1 million in the second quarter of 2001 from income of $5.7 million in the comparable quarter of 2000.
         Interest Expense. Interest expense increased $0.1 million, or 4.3 percent, to $2.4 million in the second quarter of 2001 from $2.3 million in the comparable quarter of 2000. The increase is attributable to higher debt levels during the quarter.

         Other (Expense) Income. Other expense was $0.4 million in the second quarter of 2001. The expense in the second quarter of 2001 consisted of an expense to mark to market the Company's interest rate swap agreement, an amendment fee in connection with the Company's recent loan amendment and foreign currency transaction losses incurred by the Company at its Italian facility.

         Income Taxes. The Company's effective tax rate for the second quarter of 2001 was 46.1 percent compared with a tax rate of 44.5 percent in the comparable quarter of 2000. The increase in the effective tax rate is primarily due to non-deductible items, including amortization, for federal tax purposes.

         Net Income (Loss). As a result of the factors discussed above, net income decreased $3.3 million to a net loss of $1.4 million in the second quarter of 2001 from net income of $1.9 million in the comparable quarter of 2000.


FIRST SIX MONTHS OF 2001 COMPARED TO FIRST SIX MONTHS OF 2000


         Net Sales. Consolidated net sales during the first six months of 2001 were $101.2 million, a decrease of $7.8 million, or 7.2 percent, from $109.0 million in the comparable period of 2000. The decrease was primarily attributable to continuing economic softness primarily in the Company's powder metal and friction segments. The decline was partially offset by an increase in net sales in the Company's performance automotive segment primarily as a result of the acquisition of Tex Racing in November of 2000.

Net sales in the Company's friction products segment declined $4.7 million, or
7.9 percent, to $54.7 million in the first six months of 2001 from $59.4 million in the comparable period of 2000. The net sales decrease in this segment reflected continuing soft demand in the heavy truck, agriculture and construction markets served by the Company. These decreases were partially offset by higher demand in sales to the aerospace and specialty friction markets during the six month period ended June 30, 2001.

The powder metal segment reported net sales of $32.3 million in the first six months of 2001 compared to $39.6 million in the comparable period of 2000, a decline of $7.3 million, or 18.4 percent. The net sales decrease in this segment was primarily the result of softness in the heavy truck, appliance, lawn and garden, appliance and fluid power markets served by the Company.

Net sales in the Company's performance automotive segment increased $4.6 million, or 86.8 percent, to $9.9 million in the first six months of 2001 compared to $5.3 million in the comparable period of 2000. The acquisition of Tex Racing in November of 2000 was the primary reason for the net sales increase in this segment for the period. Additionally, the Company experienced sales increases in this segment from new sales initiatives directed to the motorsports market during the quarter.

Net sales in the Company's motor segment decreased $0.4 million, or 8.3 percent, to $4.4 million in the first six month period of 2001 compared to $4.8 million from the comparable period of 2000. Net sales declines in the segment were the result of continuing soft economic conditions in the domestic motor markets served by the Company, partially offset by sales from the Company's Mexican facility, which began shipments in the first quarter of 2001.

         Gross Profit. Gross profit decreased $5.7 million to $24.2 million during the first six months of 2001, a 19.1 percent decrease compared to gross profit of $29.9 million in the comparable six month period of 2000. The gross profit margin decreased to 23.9 percent during the six month period ended June 30, 2001 from 27.4 percent in the comparable period in 2000. In the friction products segment, even though the Company experienced volume declines, gross profit improved in the six month period ended June 30, 2001 compared to the comparable period of 2000, primarily as a result of the operating efficiencies initiated within this division beginning in 2000. The decrease in margins in the powder metal segment was primarily the result of net sales volume declines, the effect of product mix, underabsorption of fixed costs primarily as a result of the lower volumes and start up expenditures associated with the Company's investment in Net Shape. Gross profit margins in the Company's performance automotive segment declined primarily as a result of product mix issues while the gross profit margin in the Company's motor segment declined in the first six months of 2001 as compared to the first six months of 2000 primarily as a result of volume declines at the segment's domestic location and the continuing startup costs associated with the Company's Mexican facility.

         Selling, Technical and Administrative Expenses. ST&A expenses increased $1.1 million, or 6.9 percent, to $17.0 million during the first six months of 2001 from $15.9 million in comparable six month period of 2000. As a percentage of net sales, ST&A increased to 16.8 percent of sales in 2001 from 14.6 percent of sales in 2000. The increase in ST&A expenses as a percent of sales, resulted primarily from sales volume declines and expenditures associated with the Company's investment in Net Shape.

         Restructuring Costs. As stated above, the Company incurred $1.0 million of restructuring costs during the first six months of 2001 as part of its cost reduction initiative announced in June 2001.

         Income from Operations. Income from operations decreased $8.0 million, or 67.2 percent, to $3.9 million in the six month period ended June 30, 2001 compared to $11.9 million in the comparable period of 2000. Income from operations as a percentage of net sales decreased to 3.9 percent in 2001 from
10.9 percent in 2000.

         Interest Expense. Interest expense increased $0.3 million, or 6.7 percent, to $4.8 million in the first six months of 2001 from $4.5 million in the comparable period of 2000. The increase is attributable to higher debt levels during 2001 compared with 2000.

         Other (Expense) Income. Other expense was $0.4 million during the first six months of 2001 compared to $0.2 million during the comparable period of 2000. The expense incurred in 2001 was from the mark to market adjustment associated with the Company's interest rate swap agreement, the amendment fee in conjunction with the Company's recently signed loan amendment and foreign currency transaction losses incurred by the Company at its Italian facility The expense reported in 2000 was primarily the result of foreign currency transaction losses incurred by the Company at its Italian facility.

         Income Taxes. The credit for income taxes was $0.6 million during the first six months of 2001 compared to a provision for income taxes of $3.2 million in the comparable period of 2000 as a result of the loss incurred by the Company during the current year to date period. The Company's effective tax rate for the six month period ended June 30, 2001 was 42.7 percent compared to an effective tax rate of 44.2 percent in the comparable period of 2000.

         Minority Interest. The Company reported a benefit of $0.2 million for the six month period ended June 30, 2001 for the portion of the loss incurred by Net Shape which is not owned by the Company. In December 2000, the Company purchased a 66.7 percent interest in Net Shape.

         Net Income (Loss). As a result of the factors noted above, net income decreased to a loss of $0.6 million for the six month period ended June 30, 2001 compared to net income of $4.1 million for the comparable period of 2000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations. In addition, the Company has available a credit facility which may be used for general corporate purposes. The facility is currently comprised of a $30.0 million revolving component and a $20.0 million term loan. On July 31, 2001, the Company amended the credit facility, reducing the amount available under the revolving component from $50.0 million to $30.0 million, subject to a borrowing base formula. As of June 30, 2001, the Company had $10.2 million outstanding under its revolving credit facility. The interest rates on the credit facility range from 150 basis points over LIBOR to 325 basis points over LIBOR based on certain quarterly performance criteria. The Company is currently paying a rate of 325 basis points over LIBOR on its credit facility outstandings. The credit facility is collateralized by a security interest in the accounts receivable, inventory, equipment and real estate of the Company and is subsidiaries. Restrictive terms of the credit facility require that the Company maintain specified financial ratios and comply with certain other loan covenants. Based on the amended credit agreement, the Company was in compliance of the financial covenants as of June 30, 2001.

As of June 30, 2001, the Company had approximately $14.8 million available for future borrowings under its credit facility, after giving effect to the July 31, 2001 amendment.

Net cash provided by operating activities was $6.5 million and $14.7 million for the six month period ended June 30, 2001 and 2000, respectively. The decline in cash from operations was caused primarily by the reduction in net income and an increase in working capital assets during the period.

Net cash used in investing activities was $4.8 million and $5.5 million for the six month period ended June 30, 2001 and 2000, respectively. The cash used in investing activities during the six month periods ended June 30, 2001 and 2000 was for the purchase of property, plant and equipment.

Net cash used in financing activities was $2.3 million and $9.3 million for the six month period ended June 30, 2001 and 2000, respectively, primarily for the payment of outstanding debt.

The primary financing requirements of the Company are (1) for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product development, (2) for funding the Company's day-to-day working capital requirements, (3) for making additional strategic acquisitions of complementary businesses, and (4) to pay interest on, and to repay principal of, indebtedness.

As of June 30, 2001, the Company was in compliance with the terms of its indebtedness.

The Company believes that cash flow from operating activities, borrowings under the revolver and access to capital markets will be sufficient to satisfy its working capital, capital expenditures and debt requirements and to finance continued internal growth for the next twelve months.


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

- the ability of the Company to successfully integrate acquisitions into the Company's existing businesses;

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

         Interest Rate Sensitivity. The Company's market risk exposure relates primarily to interest rates, where the Company will periodically use interest rate swaps to hedge interest rates on long-term debt. The Company does not engage in activities using complex or highly leveraged instruments. At June 30, 2001, the Company's variable rate long-term debt totaled approximately $29.7 million. The Company had outstanding an interest rate swap, essentially converting $10.0 million notional amount of its variable rate debt to a fixed rate of 5.34 percent.

         Foreign Currency Exchange Risk. The Company currently does not hedge its foreign currency exposure and, therefore, has not entered into any forward foreign exchange contracts to hedge foreign currency transactions. The Company has operations outside the United States with foreign-currency denominated assets and liabilities, primarily denominated in Italian lira, Canadian dollars, Mexican pesos and Chinese renminbi. Because the Company has foreign-currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The unhedged foreign currency balance sheet exposures as of June 30, 2001 are not expected to result in a significant impact on earnings or cash flows.




PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various lawsuits arising in the ordinary course of business. In the Company's opinion, the outcome of these matters is not anticipated to have a material adverse effect on the Company's financial condition, liquidity or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 30, 2001, the Company held its 2001 Annual Meeting of Stockholders to act on proposals to elect Directors and to ratify the appointment of its independent accountants for 2001.

Paul R. Bishop, Jack F. Kemp and Dan T. Moore, III were re-elected for a one year term of office expiring in 2002 with 8,199,606, 7,052,464, and 8,199,606 affirmative votes, respectively. These candidates had 44,571, 1,191,713 and 44,571 votes withheld, respectively.

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

The proposal to ratify the appointment of Ernst and Young LLP as the Company's independent accountants for 2001 received 8,243,272 affirmative votes, 110 votes against and 795 abstentions.


ITEM 5.  OTHER INFORMATION

Immediately following the 2001 Annual Meeting of Stockholders, the Board of Directors of the Company increased the size of the Board of Directors to eight members, and appointed Jeffrey H. Berlin to fill the vacancy created by the increase. Mr. Berlin is the President and Chief Operating Officer of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  10.19* Amendment No. 2 to Credit Agreement, dated as of July 31, 2001, by and among the Company, the Lenders identified therein and KeyBank National Association, a national banking association, as the Administrative Agent under the Credit Agreement.

                  10.20* Form of Security Agreement, dated as of August 10, 2001, by and between KeyBank National Association, the Company and each of the following subsidiaries of the Company:
                  Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp.

                  10.21* Form of Pledge Agreement, dated as of August 10, 2001, by and between KeyBank National Association, the Company and each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp.

                  10.22* Form of Intellectual Property Security Agreement, dated as of August 10, 2001, by and between the Company and each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp.

                  10.23* Form of Guaranty Agreement of Payment of Obligations, dated as of August 10, 2001, by and between KeyBank National Association and each of the following subsidiaries of the
                  Company: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp.

                  10.24* Form of Open Ended Ohio Mortgage, executed as of August 10, 2001, in favor of KeyBank National Association by each of the following subsidiaries of the Company: Friction Products Co., Logan Metal Stampings, Inc. and S.K. Wellman Corp.

                  10.25* Form of Open Ended Pennsylvania Mortgage, executed as of August 10, 2001, in favor of KeyBank National Association by each of the following subsidiaries of the Company:
                  Allegheny Powder Metallurgy, Inc. and Clearfield Powdered Metals, Inc.

                  10.26* Form of Mortgage, Assignment of Leases and Rents and Fixture Filing, executed as of August 10, 2001, in favor of KeyBank National Association by each of the following subsidiaries of the Company: Hawk Motors, Inc. and Helsel, Inc.

                  10.27* Common Stock Selling Plan of Thomas A. Gilbride pursuant Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, effective as of June 6, 2001.


                  ------
                  * filed herewith

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 2001                      HAWK CORPORATION

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