Form 10-Q
period 2001-09-30
HAWK CORP
filed 2001-11-14
CIK 849240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD _____________ TO ___________.

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

                                 (216) 861-3553
              (Registrant's telephone number, including area code)

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

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                                HAWK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    SEPTEMBER 30,          DECEMBER 31,
                                                                                        2001                   2000
                                                                                     (UNAUDITED)            (SEE NOTE)
                                                                                     -----------            ----------
ASSETS
Current assets:
     Cash and cash equivalents                                                       $     3,421           $      4,010
     Accounts receivable, less allowance of $502 and $372, respectively                   29,821                 29,602
     Inventories                                                                          28,893                 31,864
     Deferred income taxes                                                                 1,377                  1,113
     Other current assets                                                                  2,374                  2,976
                                                                                     -----------            -----------
            Total current assets                                                          65,886                 69,565

Property, plant and equipment:
     Land                                                                                  1,603                  1,603
     Buildings and improvements                                                           18,807                 18,240
     Machinery and equipment                                                              94,934                 89,330
     Furniture and fixtures                                                                6,873                  5,584
     Construction in progress                                                              2,727                  3,316
                                                                                     -----------            -----------
                                                                                         124,944                118,073
     Less accumulated depreciation                                                        55,775                 47,672
                                                                                     -----------            -----------
            Total property, plant and equipment                                           69,169                 70,401

Other assets:
     Intangible assets                                                                    67,780                 70,713
     Shareholder notes                                                                     1,010                  1,010
     Other                                                                                 4,335                  3,696
                                                                                     -----------            -----------
            Total other assets                                                            73,125                 75,419
                                                                                     -----------            -----------

Total assets                                                                         $   208,180              $ 215,385
                                                                                     ===========              =========

                                HAWK CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      SEPTEMBER 30,          DECEMBER 31,
                                                                                          2001                   2000
                                                                                       (UNAUDITED)            (SEE NOTE)
                                                                                       -----------            ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $    13,358           $     11,579
     Accrued compensation                                                                  4,883                  7,791
     Other accrued expenses                                                                6,292                  6,446
     Current portion of long-term debt                                                     6,869                  7,273
                                                                                     -----------            -----------
            Total current liabilities                                                     31,402                 33,089

Long-term liabilities:
     Long-term debt                                                                       93,035                 96,661
     Deferred income taxes                                                                11,738                 11,554
     Other                                                                                 2,209                  2,392
                                                                                     -----------            -----------
            Total long-term liabilities                                                  106,982                110,607

Shareholders' equity:
     Series D preferred stock, $.01 par value; an aggregate liquidation value of
       $1,530, plus any accrued and unpaid dividends with 9.8% cumulative dividend (1,530 shares
       authorized, issued and outstanding)                                                     1                      1
     Class A common stock, $.01 par value; 75,000,000
       shares authorized, 9,187,750 issued and 8,552,920
       and 8,548,520 outstanding, respectively                                                92                     92
     Class B common stock, $.01 par value, 10,000,000
       shares authorized, none issued or outstanding
     Additional paid-in capital                                                           54,627                 54,631
     Retained earnings                                                                    22,481                 24,109
     Accumulated other comprehensive loss                                                 (2,701)                (2,409)
     Treasury stock, at cost                                                              (4,704)                (4,735)
                                                                                     ------------           ------------
            Total shareholders' equity                                                    69,796                 71,689
                                                                                     -----------            -----------

Total liabilities and shareholders' equity                                           $   208,180              $ 215,385
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

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                NINE MONTHS ENDED                              THREE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,           SEPTEMBER 30,         SEPTEMBER 30,
                                             2001                  2000                    2001                  2000
                                             ----                  ----                    ----                  ----
Net sales                               $   143,408          $    156,868            $     42,208          $     47,861
Cost of sales                               110,550               113,605                  33,504                34,499
                                        -----------           -----------             -----------           -----------
Gross profit                                 32,858                43,263                   8,704                13,362

Selling, technical and
   administrative expenses                   23,047                23,511                   6,016                 7,563
Restructuring costs                           1,000
Amortization of intangibles                   3,406                 3,075                   1,141                 1,024
                                        -----------           -----------             -----------           -----------
Total expenses                               27,453                26,586                   7,157                 8,587

Income from operations                        5,405                16,677                   1,547                 4,775

Interest expense                              7,186                 6,775                   2,352                 2,230
Interest income                                (158)                 (171)                    (55)                  (67)
Other expense, net                              737                   441                     307                   286
                                        -----------           -----------             -----------           -----------

(Loss) income before income taxes            (2,360)                9,632                  (1,057)                2,326
Income taxes                                   (541)                4,065                      16                   833
                                        ------------          -----------             -----------           -----------

Net (loss) income before
   minority interest                         (1,819)                5,567                  (1,073)                1,493
Minority interest                              (304)                                         (120)
                                        ------------          -----------             ------------          -----------

Net (loss) income                       $    (1,515)         $      5,567            $       (953)         $      1,493
                                        ============         ============            =============         ============


Earnings per share:
  Basic (loss) earnings per share       $      (.19)         $        .64            $       (.12)         $        .17
                                        ============         ============            =============         ============

  Diluted (loss) earnings per share     $      (.19)         $        .64            $       (.12)         $        .17
                                        ============         ============            =============         ============


See notes to consolidated financial statements.

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                   NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                               2001                2000
                                                                                               ----                ----
Cash flows from operating activities:
     Net (loss) income                                                                    $    (1,515)       $      5,567
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                                         11,928              10,974
         Deferred income taxes                                                                    (58)                171
         Loss on sale of fixed assets                                                                                 416
         Minority interest                                                                       (307)
     Changes in operating assets and liabilities, net:
         Accounts receivable                                                                     (497)             (1,750)
         Inventories                                                                            2,773              (1,436)
         Other assets                                                                            (532)                814
         Accounts payable                                                                       1,905                 866
         Other liabilities                                                                     (2,425)              3,497
                                                                                          ------------        -----------
Net cash provided by operating activities                                                      11,272              19,119

Cash flows from investing activities:
     Proceeds from sale of property, plant and equipment                                                               69
     Purchases of property, plant and equipment                                                (7,440)             (8,331)
                                                                                          ------------        ------------
Net cash used in investing activities                                                          (7,440)             (8,262)

Cash flows from financing activities:
     Payments on short-term debt                                                                                     (760)
     Proceeds from long-term debt                                                              30,316              10,982
     Payments on long-term debt                                                               (34,344)            (20,065)
     Payments of preferred stock dividends                                                       (112)               (114)
                                                                                          ------------        ------------
Net cash used in financing activities                                                          (4,140)             (9,957)
                                                                                          ------------        ------------

Effect of exchange rate changes on cash                                                          (281)               (184)

Net decrease in cash and cash equivalents                                                        (589)                716


Cash and cash equivalents at the beginning of the period                                        4,010               3,993
                                                                                          -----------         -----------

Cash and cash equivalents at the end of the period                                        $     3,421        $      4,709
                                                                                          ===========        ============


See notes to consolidated financial statements.

                                HAWK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2001
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (the "Company") for the year ended December 31, 2000.

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

NOTE 2 - COMPREHENSIVE INCOME (LOSS)

Comprehensive (Loss) income is as follows:

                                                                      NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     2001            2000              2001          2000
                                                                     ----            ----              ----          ----
Net (loss) income                                               $  (1,515)      $   5,567       $      (953)   $     1,493
Foreign currency translation (loss) income                           (292)           (922)              123           (281)
                                                                ----------      -----------      ----------     -----------
Comprehensive (loss) income                                     $  (1,807)      $   4,645       $      (830)   $      1,212
                                                                ==========      =========       ============   ============

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The major components of inventories are as follows:

                                                                                      SEPTEMBER 30,          DECEMBER 31,
                                                                                         2001                     2000
                                                                                         ----                     ----
Raw materials and work-in-process                                                        $22,093                $22,645
Finished products                                                                          9,692                 11,724
Inventory reserves                                                                       (2,892)                (2,505)
                                                                                         -------                -------
                                                                                         $28,893                $31,864
                                                                                         =======                =======

NOTE 4 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:


                                                                 NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                                2001           2000            2001            2000
                                                                ----           ----            ----            ----
Numerator:
     Net (loss) income                                        $ (1,515)      $  5,567       $   (953)       $  1,493
     Preferred stock dividends                                    (113)          (114)           (38)            (38)
                                                              --------      ---------       --------      ----------
Numerator for basic earnings per share-(loss) income
  available to common shareholders                            $ (1,628)      $  5,453       $   (991)       $  1,455
                                                              =========      ========        ========       ========

Effect of dilutive securities:
     Interest on convertible note, net of tax*                                     56                             18
                                                              ---------      --------        --------       --------

Numerator for diluted earnings per share-(loss) income
  available to common shareholders after assumed
  conversion                                                  $ (1,628)      $  5,509       $   (991)       $  1,473
                                                              ---------      --------        --------       --------


Denominator:
     Denominator for basic (loss) earnings per share-
       weighted average shares                                   8,552          8,548          8,553           8,549

Effect of dilutive securities:
     Employee stock options*                                                       21                             51
     Convertible notes*                                                           108                            100
                                                              ---------      --------        --------       --------

Denominator for diluted (loss) earnings per share-
   adjusted weighted average shares after assumed
   conversions                                                   8,552          8,677          8,553           8,700
                                                              =========      ========        ========       ========


Basic (loss) earnings per share                               $   (.19)      $    .64        $  (.12)       $    .17
                                                              =========      ========        ========       ========

Diluted (loss) earnings per share                             $   (.19)      $    .63        $  (.12)       $    .17
                                                              =========      ========        ========       ========


* As a result of the Company's net loss for the three and nine month periods ended September 30, 2001 all options to purchase shares of Common Stock and all notes convertible into shares of Common Stock were excluded from the computation of diluted earnings per share since the effect of such conversion would have been anti-dilutive.

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

The powder metal segment engineers, manufactures and markets specialized components used primarily in industrial applications. The Company, through this segment, targets three areas of the powder metal component marketplace: high precision components that are used in fluid power applications, large structural powder metal parts used in construction, agricultural and truck applications, and smaller, high volume parts used in a variety of applications.

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

The information by segment is as follows:

                                                               NINE MONTHS ENDED                          THREE MONTHS ENDED
                                                                  SEPTEMBER 30,                               SEPTEMBER 30,
                                                             2001                2000                    2001             2000
                                                             ----                ----                    ----             ----
Revenues from external customers:
    Friction Products                                     $  77,741           $  86,921              $ 23,075           $ 27,529
    Powder Metal                                             45,268              56,149                13,000             16,558
    Performance Automotive                                   13,712               7,045                 3,810              1,772
    Motor                                                     6,687               6,753                 2,323              2,002
                                                          ---------           ---------              --------           --------
Consolidated                                              $ 143,408           $ 156,868              $ 42,208           $ 47,861
                                                          =========           =========              ========           ========

Depreciation and amortization:
    Friction Products                                     $   6,712           $   6,583              $  2,265           $  2,143
    Powder Metal                                              3,636               3,335                 1,214              1,111
    Performance Automotive                                      819                 498                   273                162
    Motor                                                       761                 558                   271                196
                                                                ---                 ---                   ---                ---
Consolidated                                              $  11,928           $  10,974              $  4,023           $  3,612
                                                          =========           =========              ========           ========

Operating Income (loss):
    Friction Products                                       $ 7,807           $   9,158              $  3,095           $  3,401
    Powder Metal                                                335               7,179                  (132)             1,781
    Performance Automotive                                     (283)                866                  (328)              (119)
    Motor                                                    (2,454)               (526)               (1,088)              (288)
                                                            -------           ---------              --------           --------
Consolidated                                                $ 5,405           $  16,677              $  1,547           $  4,775
                                                            =======           =========              ========           ========


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

During the first quarter of 2001, the Company entered into an interest rate swap agreement to moderate exposure to interest rate changes and to lower the overall cost of borrowing. Under this agreement, the Company effectively converted a portion of its floating rate debt to a fixed rate of 5.34% on $10.0 million notional amount on its variable-rate debt maturing in 2003. Although this financial instrument did not meet the hedge accounting criteria of SFAS 133, it continues to be effective in achieving the risk management objectives for which it was intended. The change in the fair value of the interest rate swap resulted in a charge of $0.2 million as other expense in the third quarter of 2001 and $0.4 million for the nine months ended September 30, 2001.

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


The following supplemental unaudited consolidating condensed financial statements present (in thousands):

     1. Consolidating condensed balance sheets as of September 30, 2001 and December 31, 2000, consolidating condensed statements of income for the three and nine month periods ended September 30, 2001 and 2000 and consolidating condensed statements of cash flows for the nine months ended September 30, 2001 and 2000.

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

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)

                                                                  SEPTEMBER 30, 2001
                                       ---------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                       ---------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents             $      855   $      230      $   2,336                      $    3,421
   Accounts receivable, net                               23,184          6,637                          29,821
   Inventories, net                                       22,661          6,486       $      (254)       28,893
   Deferred income taxes                      1,199                         178                           1,377
   Other current assets                         527        1,088            759                           2,374
                                       ---------------------------------------------------------------------------
Total current assets                          2,581       47,163         16,396              (254)       65,886
Investment in subsidiaries                      794          523                           (1,317)
Intercompany advances, net                  157,544        8,413         (7,727)         (158,230)
Property, plant and equipment                    20       59,689          9,460                          69,169
Intangible assets                               201       67,579                                         67,780
Other                                         1,010        4,364            981            (1,010)        5,345
                                       ---------------------------------------------------------------------------
Total assets                             $  162,150   $  187,731      $  19,110       $  (160,811)   $  208,180
                                       ===========================================================================
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                   $   10,689      $   2,669                      $   13,358
   Accrued compensation                  $       35        3,957            891                           4,883
   Other accrued expenses                     1,498        4,177            708     $         (91)        6,292
   Current portion of long-term debt          5,000        1,509            360                           6,869
                                       ---------------------------------------------------------------------------
Total current liabilities                     6,533       20,332          4,628               (91)       31,402
Long-term liabilities:
   Long-term debt                            84,625        4,786          3,624                          93,035
   Deferred income taxes                     11,128                         610                          11,738
   Other                                                     946          1,263                           2,209
   Intercompany advances, net                 1,314      148,867          8,462        $ (158,643)
                                       ---------------------------------------------------------------------------
Total long-term liabilities                  97,067      154,599         13,959          (158,643)      106,982
                                       ---------------------------------------------------------------------------
Total liabilities                           103,600      174,931         18,587          (158,734)      138,384
Shareholders' equity                         58,550       12,800            523            (2,077)       69,796
                                       ---------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                $  162,150   $  187,731      $  19,110       $  (160,811)   $  208,180
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
                                       ---------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents             $      553   $    1,027      $   2,430                      $    4,010
   Accounts receivable, net                               22,785          6,817                          29,602
   Inventories, net                                       25,792          6,072                          31,864
   Deferred income taxes                      1,199                         (86)                          1,113
   Other current assets                         967        1,363            646                           2,976
                                       ---------------------------------------------------------------------------
Total current assets                          2,719       50,967         15,879                          69,565
Investment in subsidiaries                      794        3,168                       $   (3,962)
Intercompany advances, net                  160,192        5,784         (5,084)         (160,892)
Property, plant and equipment                    26       61,219          9,156                          70,401
Intangible assets                               207       70,506                                         70,713
Other                                         1,010        3,931            775            (1,010)        4,706
                                       ---------------------------------------------------------------------------
Total assets                             $  164,948   $  195,575      $  20,726       $  (165,864)   $  215,385
                                       ===========================================================================
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                   $    8,313      $   3,266                      $   11,579
   Accrued compensation                  $        5        6,854            932                           7,791
   Other accrued expenses                       633        5,047            766                           6,446
   Current portion of long-term debt          5,000        1,901            372                           7,273
                                       ---------------------------------------------------------------------------
Total current liabilities                     5,638       22,115          5,336                          33,089
Long-term liabilities:
   Long-term debt                            90,645        5,574            442                          96,661
   Deferred income taxes                     11,128                         426                          11,554
   Other                                                   1,237          1,155                           2,392
   Intercompany advances, net                 1,197      149,909         10,199        $ (161,305)
                                       ---------------------------------------------------------------------------
Total long-term liabilities                 102,970      156,720         12,222          (161,305)      110,607
                                       ---------------------------------------------------------------------------
Total liabilities                           108,608      178,835         17,558          (161,305)      143,696
Shareholders' equity                         56,340       16,740          3,168            (4,559)       71,689
                                       ---------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                $  164,948   $  195,575      $  20,726       $  (165,864)   $  215,385
                                       ===========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                         NINE MONTHS ENDED SEPTEMBER 30, 2001
                                        -------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                        -------------------------------------------------------------------------
Net sales                                            $  125,473      $  17,935                     $  143,408
Cost of sales                                            93,998         16,552                        110,550
                                       -------------------------------------------------------------------------
Gross profit                                             31,475          1,383                         32,858

Expenses:
   Selling, technical and
     administrative expenses            $    (306)       20,235          3,118                         23,047
   Restructuring costs                                    1,000                                         1,000
   Amortization of intangible assets           15         3,391                                         3,406
                                       -------------------------------------------------------------------------
Total expenses                               (291)       24,626          3,118                         27,453
                                       -------------------------------------------------------------------------
Income (loss) from operations                 291         6,849         (1,735)                         5,405
Interest (income) expense, net             (2,753)        9,122            659                          7,028
Income (loss) from equity investees        (3,809)       (2,458)                     $   6,267
Other expense (income)                        544           227            (34)                           737
                                       -------------------------------------------------------------------------
(Loss) income before income taxes
   and minority interest                   (1,309)       (4,958)        (2,360)          6,267         (2,360)
Income taxes                                  206          (845)            98                           (541)
Minority interest                                          (304)                                         (304)
                                       -------------------------------------------------------------------------

NET LOSS                                 $ (1,515)   $   (3,809)     $  (2,458)      $   6,267     $   (1,515)
                                       =========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                         NINE MONTHS ENDED SEPTEMBER 30, 2000
                                       ----------------------------------------------------------------------
                                                      COMBINED       COMBINED
                                                      GUARANTOR    NON-GUARANTOR
                                         PARENT      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                       ----------------------------------------------------------------------
Net sales                                             $ 140,343      $  16,525                     $ 156,868
Cost of sales                          $     285         99,845         13,475                       113,605
                                       ---------    ---------------------------------------------------------
Gross profit                                (285)        40,498          3,050                        43,263

Expenses:
   Selling, technical and
     administrative expenses                  88         20,459          2,964                        23,511
   Amortization of intangible assets           6          3,069                                        3,075
                                       ---------    ---------------------------------------------------------
Total expenses                                94         23,528          2,964                        26,586
                                       ---------    ---------------------------------------------------------
Income (loss) from operations               (379)        16,970             86                        16,677
Interest (income) expense, net            (2,860)         8,971            493                         6,604
Income (loss) from equity investees        3,891           (793)                     $ (3,098)
Other expense                                               370             71                           441
                                       ---------    ---------------------------------------------------------
Income (loss) before income taxes          6,372          6,836           (478)        (3,098)         9,632
Income taxes                                 805          2,945            315                         4,065
                                       ---------    ---------------------------------------------------------

NET INCOME (LOSS)                      $   5,567      $   3,891      $    (793)      $ (3,098)     $   5,567
                                       =========    =========================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                         THREE MONTHS ENDED SEPTEMBER 30, 2001
                                        -------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                        -------------------------------------------------------------------------
Net sales                                            $   37,128      $   5,080                     $   42,208
Cost of sales                                            28,340          5,164                         33,504
                                       -------------------------------------------------------------------------
Gross profit                                              8,788            (84)                         8,704

Expenses:
   Selling, technical and
     administrative expenses            $     (48)        5,158            906                          6,016
   Amortization of intangible assets            6         1,135                                         1,141
                                       -------------------------------------------------------------------------
Total expenses                                (42)        6,293            906                          7,157
                                       -------------------------------------------------------------------------
(Loss) income from operations                  42         2,495           (990)                         1,547
Interest (income) expense, net               (917)        2,973            241                          2,297
Income (loss) from equity investees        (1,378)       (1,152)                     $   2,530
Other expense                                 268             3             36                            307
                                       -------------------------------------------------------------------------
(Loss) income before income taxes
   and minority interest                     (687)       (1,633)        (1,267)          2,530         (1,057)
Income taxes                                  266          (135)          (115)                            16
Minority interest                                          (120)                                         (120)
                                       -------------------------------------------------------------------------

NET LOSS                                 $   (953)   $   (1,378)     $  (1,152)      $   2,530     $     (953)
                                       =========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                         THREE MONTHS ENDED SEPTEMBER 30, 2000
                                        -------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                        -------------------------------------------------------------------------
Net sales                                              $  42,764     $    5,097                     $   47,861
Cost of sales                                             30,288          4,211                         34,499
                                        -------------------------------------------------------------------------
Gross profit                                              12,476            886                         13,362

Expenses:
   Selling, technical and
     administrative expenses               $   (56)        6,661            998                          7,563
   Amortization of intangible assets             1         1,023                                         1,024
                                        -------------------------------------------------------------------------
Total expenses                                 (55)        7,684            958                          8,587
                                        -------------------------------------------------------------------------
Income (loss) from operations                   55         4,792            (72)                         4,775
Interest (income) expense, net                (967)        2,957            173                          2,163
Income (loss) from equity investees            712          (338)                      $   (374)
Other expense                                                269             17                            286
                                        -------------------------------------------------------------------------
Income (loss) before income taxes            1,734         1,228           (262)           (374)         2,326
Income taxes                                   241           516             76                            833
                                        -------------------------------------------------------------------------

NET INCOME (LOSS)                          $  1,493    $     712     $     (338)       $   (374)     $   1,493
                                        =========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                         NINE MONTHS ENDED SEPTEMBER 30, 2001
                                       --------------------------------------------------------------------------
                                                        COMBINED        COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                            PARENT    SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       --------------------------------------------------------------------------
Net cash provided by operating
   activities                            $    6,434   $    6,770         $  (1,932)                 $   11,272

Cash flows from investing activities:
   Purchase of property, plant and
   equipment                                              (6,426)           (1,014)                     (7,440)
                                       --------------------------------------------------------------------------
Net cash used in investIng activities                     (6,426)           (1,014)                     (7,440)

Cash flows from financing activities:
   Proceeds from long-term debt              26,075          848             3,393                      30,316
   Payments on long-term debt               (32,095)      (1,989)             (260)                    (34,344)
   Payments of preferred stock
   dividends                                   (112)                                                      (112)
                                       --------------------------------------------------------------------------
Net cash (used in) provided by
   financing activities                      (6,132)      (1,141)            3,133                      (4,140)
Effect of exchange rate changes on
   cash                                                                       (281)                       (281)
Net (decrease) increase in cash and
   cash equivalents                             302         (797)              (94)                       (589)
                                       --------------------------------------------------------------------------
Cash and cash equivalents,
   at beginning of period                       553        1,027             2,430                       4,010
                                       --------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS,
   AT END OF PERIOD                      $      855   $      230      $      2,336       $  0       $    3,421
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

GENERAL

Hawk operates in four primary reportable segments: friction products, powder metal, performance automotive and motor components. The Company's friction products are made from proprietary formulations of composite materials that primarily consist of metal powders, synthetic and natural fibers. Friction products are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Friction products manufactured by the Company include friction components for use in brakes, transmissions and clutches in aerospace, construction, agriculture, truck and specialty vehicle markets. The Company's powder metal components are made from formulations of composite powder metal alloys. The powder metal segment manufactures a variety of components for use in fluid power, truck, lawn and garden, construction, agriculture, home appliance, automotive and office equipment markets. In its performance automotive segment, the Company manufactures brakes, clutches and gearboxes for the performance automotive markets. Through its motor segment, the Company designs and manufactures die-cast aluminum rotors for small electric motors used in appliances, business equipment and exhaust fans. The Company focuses on manufacturing products requiring sophisticated engineering and production techniques for applications in markets in which it has achieved a significant market share. As of September 30, 2001, Hawk has approximately 1,575 employees and 16 manufacturing sites in five countries.

RECENT EVENTS

On November 9, 2001, the Company executed an amended credit agreement with its bank group which modified the terms of the financial covenants and security interests as of September 30, 2001 and for future reporting periods under the Company's credit facility due May 2003. Pursuant to the amended credit agreement, the credit facility bears interest, at the Company's discretion, at either the prime rate plus a margin or at the Eurodollar rate plus a margin. The margin over prime, ranging from 100 to 225 basis points and the margin over the Eurodollar rate, ranging from 225 to 350 basis points, is determined based on certain quarterly performance criteria and the achievement of certain financial ratios. The amended credit agreement is secured by substantially all of the Company's assets and a pledge of the stock of all its U.S. subsidiaries and certain stock of its foreign subsidiaries. The amended credit agreement contains restrictive covenants, which, among other things, require maintenance of financial ratios and other loan covenants. See Liquidity and Capital Resources for a more complete description of the amended credit facility.

As a result of the terrorist attacks in the United States on September 11, the Company expects sales to the aircraft market will be down in the fourth quarter of 2001 and for the full year of 2002 by approximately 10 to 25 percent from current levels.

THIRD QUARTER 2001 COMPARED TO THIRD QUARTER 2000

         Net Sales. Net sales decreased $5.7 million, or 11.9 percent, to $42.2 million in the third quarter of 2001 from $47.9 million in the comparable quarter of 2000. The net sales decrease was primarily attributable to declining economic conditions across almost all the end markets served by the Company's friction products and powder metal segments. The decline was partially offset by an increase in net sales in the Company's performance automotive segment as a result of new sales initiatives in the motorsports market and the acquisition of Tex Racing Enterprises, Inc. in November 2000.

Net sales in the Company's friction products segment declined $4.4 million, or
16.0 percent, to $23.1 million from $27.5 million in the comparable quarter of 2000. The net sales decrease in this segment during the quarter reflected soft demand in the heavy truck, agriculture, construction and aircraft markets served by the Company. The decrease was partially offset by higher sales to the specialty friction markets during the quarter. During the third quarter, the Company began to see a general softening in the aircraft market served by this segment. The Company expects sales in this market will be down in the fourth quarter of 2001 and for the full year of 2002 as a result of the events of September 11.

The powder metal segment reported net sales of $13.0 million in the third quarter of 2001 compared to $16.6 million in the comparable quarter of 2000, a decline of $3.6 million, or 21.7 percent. The net sales decrease in this segment was primarily the result of softness in the heavy truck, appliance, lawn and garden, appliance and fluid power markets served by the Company.

Net sales in the Company's performance automotive segment increased $2.0 million, or 111.1 percent, to $3.8 million in the third quarter of 2001 compared to $1.8 million in the comparable quarter of 2000. The sales by Tex Racing, which was acquired in November 2000, accounted for almost all of the net sales increase in this segment for the quarter.

Net sales in the Company's motor segment increased $0.3 million, or 15.0 percent, to $2.3 million in the third quarter of 2001 compared to $2.0 million from the comparable quarter of 2000. Net sales increases in the segment were the result of sales increases from the Company's start-up facility in Mexico. These increases were partially offset by soft economic conditions in the domestic motor markets served by the Company.

         Gross Profit. Gross profit decreased $4.7 million, or 35.1 percent, to $8.7 million in the third quarter of 2001 from $13.4 million in the comparable quarter of 2000. Gross profit from the Company's friction products segment decreased in the third quarter of 2001 compared to the prior year period, primarily from net sales declines in almost all markets served by the segment and the effects of product mix. The Company's friction segment was able to partially offset the effect of the sales declines on its gross profit by cost reduction programs initiated during the quarter. The Company's powder metal segment gross profit declined in the third quarter of 2001, primarily as a result of volume declines in most of the markets served by the segment, the effects of product mix, under absorption of fixed costs as a result of the lower sales volumes and start-up losses at Net Shape Technologies LLC, the Company's start-up venture in metal injection molding. The performance automotive segment gross profit declined during the third quarter of 2001 compared to the prior year period primarily as a result of product mix issues. The motor segment incurred margin losses during the third quarter of 2001 primarily due to the continuing start up expenses at the Company's facility in Mexico and lower sales volumes from the Company's domestic facility.

As a result of these factors, the gross profit margin decreased to 20.6 percent in the third quarter of 2001 from 28.0 percent in the comparable quarter of 2000.

         Selling, Technical and Administrative ("ST&A") Expenses. ST&A expenses decreased $1.6 million, or 21.0 percent, to $6.0 million in the third quarter of 2001 from $7.6 million in the comparable period of 2000. The decline in ST&A expenses is primarily attributable to the cost reduction initiatives announced by the Company in June 2001 and further reduction of payroll and employee benefit costs of $1.7 million realized by the Company during the quarter in response to continued negative economic conditions. Partially offsetting this expense reduction were expenses relating to the continuing support of the Company's new operations in Mexico and China as well as expenditures associated with the Company's investment in Net Shape Technologies. As a percent of net sales, ST&A expenses decreased to 14.2 percent of net sales in the third quarter of 2001 from 15.9 percent in the comparable quarter of 2000.

         Income from Operations. Income from operations decreased by $3.3 million to $1.5 million in the third quarter of 2001 from $4.8 million in the comparable quarter of 2000. Income from operations as a percentage of net sales decreased to 3.6 percent in the third quarter of 2001 from 10.0 percent in the comparable period of 2000.

         Interest Expense. Interest expense increased $0.2 million, or 9.1 percent, to $2.4 million in the third quarter of 2001 from $2.2 million in the comparable quarter of 2000. The increase is attributable to higher debt levels and borrowing rates during the quarter.

         Other (Expense) Income. Other expense was $0.3 million in the third quarter of 2001. The expense in the third quarter of 2001 consisted primarily of an expense to reflect the fair value of the Company's interest rate swap agreement and foreign currency transaction losses incurred by the Company through its Italian facility.

         Income Taxes. The Company's recorded a provision for income taxes in the third quarter of 2001 primarily as a result of certain non-deductible expense items, including amortization, for federal and state tax purposes.

         Net Income (Loss). As a result of the factors discussed above, net income decreased $2.5 million to a net loss of $1.0 million in the third quarter of 2001 from net income of $1.5 million in the comparable quarter of 2000.

FIRST NINE MONTHS OF 2001 COMPARED TO FIRST NINE MONTHS OF 2000

         Net Sales. Consolidated net sales during the first nine months of 2001 were $143.4 million, a decrease of $13.5 million, or 8.6 percent, from $156.9 million in the comparable period of 2000. The decrease was attributable to continuing economic softness primarily in the Company's friction products and powder metal segments. The decline was partially offset by an increase in net sales in the Company's performance automotive segment primarily as a result of the acquisition of Tex Racing in November 2000.

Net sales in the Company's friction products segment declined $9.2 million, or
10.6 percent, to $77.7 million in the first nine months of 2001 from $86.9 million in the comparable period of 2000. The net sales decrease in this segment reflected continuing soft demand in the heavy truck, agriculture and construction markets served by the Company. These decreases were partially offset by higher sales demand to the aerospace and specialty friction markets during the nine month period ended September 30, 2001.

The powder metal segment reported net sales of $45.3 million in the first nine months of 2001 compared to $56.1 million in the comparable period of 2000, a decline of $10.8 million, or 19.3 percent. The net sales decrease in this segment was primarily the result of softness in the heavy truck, appliance, lawn and garden, appliance and fluid power markets served by the Company.

Net sales in the Company's performance automotive segment increased $6.7 million, or 95.7 percent, to $13.7 million in the first nine months of 2001 compared to $7.0 million in the comparable period of 2000. The acquisition of Tex Racing in November 2000 was the primary reason for the net sales increase in this segment for the period.

Net sales in the Company's motor segment declined $0.1 million, or 1.5 percent, to $6.7 million in the first nine month period of 2001 compared to $6.8 million from the comparable period of 2000. Net sales declines in the segment were the result of continuing soft economic conditions in the domestic motor markets served by the Company, partially offset by sales from the Company's Mexican facility, which began customer shipments during the first quarter of 2001.

         Gross Profit. Gross profit decreased $10.4 million to $32.9 million during the first nine months of 2001, a 24.0 percent decrease compared to gross profit of $43.3 million in the comparable nine month period of 2000. The gross profit margin decreased to 22.9 percent of sales during the nine month period ended September 30, 2001 from 27.6 percent of sales in the comparable period in 2000. The decrease in margins was primarily the result of net sales volume declines, the effect of product mix, underabsorption of fixed costs as a result of the lower sales volumes and continuing start up expenditures at the Company's facilities in Mexico and China and its investment in Net Shape.

         Selling, Technical and Administrative Expenses. ST&A expenses decreased $0.5 million, or 2.1 percent, to $23.0 million during the first nine months of 2001 from $23.5 million in comparable nine month period of 2000. As a percentage of net sales, ST&A increased to 16.0 percent of sales in 2001 from 15.0 percent of sales in 2000. The increase in ST&A expenses as a percent of sales, resulted primarily from sales volume declines and expenditures associated with the Company's investment in Net Shape. The increase was partially offset by the cost cutting initiatives implemented by the Company during the period.

         Restructuring Costs. The Company incurred $1.0 million of restructuring costs during the first nine months, primarily in the second quarter, of 2001 as part of its cost reduction initiative announced in June 2001. The costs incurred were primarily attributable to employee related severance costs during the period.

         Income from Operations. Income from operations decreased $11.3 million, or 67.7 percent, to $5.4 million in the nine month period ended September 30, 2001 compared to $16.7 million in the comparable period of 2000. Income from operations as a percentage of net sales decreased to 3.8 percent in 2001 from
10.6 percent in 2000.

         Interest Expense. Interest expense increased $0.4 million, or 5.9 percent, to $7.2 million in the first nine months of 2001 from $6.8 million in the comparable period of 2000. The increase is attributable to higher debt levels and borrowing rates during 2001 compared with 2000.

         Other (Expense) Income. Other expense was $0.7 million during the first nine months of 2001 compared to $0.4 million during the comparable period of 2000. The expense incurred in 2001 was from the mark to market valuation adjustments associated with the Company's interest rate swap agreement and foreign currency transaction losses incurred by the Company through its Italian facility. The expense reported in 2000 was primarily the result of foreign currency transaction losses incurred by the Company through its Italian facility.

         Income Taxes. The credit for income taxes was $0.5 million during the first nine months of 2001 compared to a provision for income taxes of $4.1 million in the comparable period of 2000 as a result of the loss incurred by the Company during the current year to date period offset by non-deductible expense items, including amortization, for federal and state tax purposes. As a result of the nondeductible expenses, the Company's effective tax benefit for the nine month period ended September 30, 2001 was 22.9 percent compared to an effective tax rate of 42.2 percent in the comparable period of 2000.

         Minority Interest. The Company reported a benefit of $0.3 million for the nine month period ended September 30, 2001 for the portion of the loss incurred by Net Shape which is not owned by the Company. In December 2000, the Company purchased a 66.7 percent interest in Net Shape.

         Net Income (Loss). As a result of the factors noted above, net income decreased to a loss of $1.5 million for the nine month period ended September 30, 2001 compared to net income of $5.6 million for the comparable period of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations. In addition, the Company has available a credit facility which may be used for general corporate purposes. The facility is currently comprised of a $30.0 million revolving credit component and a $18.8 million amortizing term loan subject to a borrowing base formula. As of September 30, 2001, the Company had $10.2 million outstanding under the revolving credit component of the facility.

On November 9, 2001, the Company amended the credit agreement modifying the terms of financial covenants and security interests as of September 30, 2001 and for future reporting periods and increasing the margin over the base interest rates. The interest rates on the credit facility range from 225 to 350 basis points over the Eurodollar rate, or alternatively, 100 to 225 basis points over the prime rate based on certain quarterly performance criteria. As of September 30, 2001, the Company was paying an average rate of 6.72% on its credit facility outstandings compared to an average rate of 6.38% at September 30, 2000. Under the amended agreement, the credit facility is collateralized by a security interest in the accounts receivable, inventory, equipment and real estate and other assets of the Company and its subsidiaries, and the Company has pledge the stock of all of its U.S. subsidiaries and certain stock of its foreign subsidiaries as collateral. Restrictive terms of the credit facility require that the Company maintain specified financial ratios and comply with other loan covenants. Based on the amended credit agreement, the Company was in compliance with the financial covenants as of September 30, 2001.

As of September 30, 2001, the Company had approximately $13.8 million available for future borrowings under its credit facility.

Net cash provided by operating activities was $11.3 million and $19.1 million for the nine month period ended September 30, 2001 and 2000, respectively. The decline in cash from operations was caused primarily by the reduction in net income during the period.

Net cash used in investing activities was $7.4 million and $8.3 million for the nine month period ended September 30, 2001 and 2000, respectively, for the purchase of property, plant and equipment.

Net cash used in financing activities was $4.1 million and $10.0 million for the nine month period ended September 30, 2001and 2000, respectively, primarily for the payment of outstanding debt.

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

FORWARD LOOKING STATEMENTS

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about growth of existing markets and its ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. In addition to statements which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," "optimistic," "will" and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially and adversely from those in the forward-looking statements, including the following:

     - the effect of the Company's debt service requirements on funds available for operations and future business opportunities;
     - the Company's vulnerability to adverse general economic and industry conditions and competition, which continues to be a significant factor as most of the Company's major end markets, including aircraft, agriculture, construction and truck, remain soft;
     - the ability of the Company to continue to meet the terms of its credit facilities which contain a number of significant financial covenants and other restrictions;

     - the ability of the Company to utilize all of its manufacturing capacity in light of softness in most of the major end-markets served by the Company;
     - the effect of a change in product mix on the Company, including the expected further weakness in the aircraft market;
     - the effect of any future acquisitions by the Company on its indebtedness and on the funds available for operations and future business opportunities;
     - the effect of competition by manufacturers using new or different technologies;
     - the effect on the Company's international operations of unexpected changes in regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, fluctuations in currency exchange rates, difficulty in accounts receivable collection and potentially adverse tax consequences;
     - the ability of the Company to successfully integrate acquisitions into the Company's existing businesses;
     - the ability of the Company to negotiate new agreements, as they expire, with its unions representing certain of its employees, on terms favorable to the Company or without experiencing work stoppages;
     - the effect of any interruption in the Company's supply of raw materials or a substantial increase in the price of any of the raw materials;
     -    the continuity of business relationships with major customers; and
     - the ability of the Company's products to meet stringent Federal Aviation Administration criteria and testing requirements.

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

         Interest Rate Sensitivity. The Company's market risk exposure relates primarily to interest rates, where the Company uses interest rate swaps to hedge interest rates on long-term debt. The Company does not engage in activities using complex or highly leveraged instruments. At September 30, 2001, the Company's variable rate long-term debt totaled approximately $28.1 million. The Company had outstanding an interest rate swap, essentially converting $10.0 million notional amount of its variable rate debt to a fixed rate of 5.34 percent.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  (a)      Exhibits:

                    10.28* Amendment No. 3 to Credit Agreement, dated as of November 9, 2001, by and among the Company, the Lenders identified therein and KeyBank National Association, a national banking association, as the Administrative Agent under the Credit Agreement.

                    10.29* Form of Pledge Agreement, dated as of November 9, 2001, by and between KeyBank National Association, the Company and each of the following subsidiaries of the
                    Company: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp.


                    --------
                    * filed herewith



                  (b)     Reports on Form 8-K:
                          None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 14, 2001       HAWK CORPORATION

                              By: /s/ Ronald E. Weinberg
                                 ---------------------------
                              Ronald E. Weinberg,
                              Co-Chairman and Co-CEO

                              By: /s/ Thomas A. Gilbride
                                 ---------------------------
                              Thomas A. Gilbride,
                              Vice President- Finance (Chief Accounting Officer)