Form 10-K
period 2001-12-31
HAWK CORP
filed 2002-04-01
CIK 849240

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

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001        COMMISSION FILE NO. 001-13797
                          -----------------
                                HAWK CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      34-1608156
                   --------                                      ----------
           (State of Incorporation)                 (I.R.S. Employer Identification No.)




 200 PUBLIC SQUARE, SUITE 30-5000, CLEVELAND, OHIO              44114-2301
 -------------------------------------------------              ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 15, 2002, the registrant had 8,557,240 shares of Class A Common Stock, net of treasury shares, and 0 shares of Class B non-voting Common Stock outstanding. As of that date, the aggregate market value of the voting stock of the registrant held by non-affiliates was $22,296,597 (based upon the closing price of $4.25 per share of Class A Common Stock on the New York Stock Exchange on March 15, 2002). For purposes of this calculation, the registrant deems the 3,310,982 shares of Class A Common Stock held by all of its Directors and executive officers to be the shares of Class A Common Stock held by affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the 2002 Proxy Statement of Hawk Corporation are incorporated by reference into Part III of this Form 10-K.

     As used in this Form 10-K, the terms "Company," "Hawk" and "Registrant" mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Hawk Corporation, founded in 1989, is a holding company, the principal assets of which consist of the capital stock of its manufacturing subsidiaries, Friction Products Co., S.K. Wellman Corp., S.K. Wellman SpA, S.K. Wellman of Canada Limited, Hawk Composites (Suzhou) Company Limited, Helsel, Inc., Sinterloy Corporation, Allegheny Clearfield, Inc. (formerly Clearfield Powdered Metals, Inc. and Allegheny Powder Metallurgy, Inc.), Net Shape Technologies LLC, Hawk Motors, Inc., Hawk Motors de Mexico, Hawk Brake, Inc., Quarter Master Industries, Inc., Tex Racing Enterprises, Inc. and Logan Metal Stampings, Inc. Through its subsidiaries, Hawk operates primarily in four reportable segments: friction products, precision powder metal components, performance automotive and motor components.

     The Company's friction products are made from proprietary formulations of composite materials that primarily consist of cold-rolled steel, metal powders, resins and synthetic and natural fibers. Friction products are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Friction products manufactured by the Company include friction components for use in brakes, transmissions and clutches in aerospace, construction, agriculture, truck and specialty vehicle markets. The Company's precision components are made from formulations of composite powder metal alloys. The precision components segment manufactures a variety of components for use in fluid power, truck, lawn and garden, construction, agriculture, home appliance, automotive and office equipment markets. In its performance automotive segment, the Company manufactures brakes, clutches and gearboxes for the performance automotive markets. Through its motor segment, the Company designs and manufactures die-cast aluminum rotors for fractional and subfractional horsepower electric motors used in appliances, business equipment, pumps and HVAC equipment. The Company also designs and produces integral horsepower custom motors and generators.

BUSINESS STRATEGY

     The Company focuses on manufacturing products requiring sophisticated engineering and production techniques for applications in markets in which it has achieved a significant market share. The Company's business strategy includes the following principal elements:

     - Focus on High-Margin, Specialty Applications. The Company operates primarily in markets that require sophisticated engineering and production techniques. In developing new applications, as well as in evaluating acquisitions, the Company seeks to compete in markets requiring such engineering expertise and technical capability, rather than in markets in which the primary competitive factor is product pricing. The Company believes margins for its products in these markets are higher than in other manufacturing markets that use standardized products. The Company's gross margins in 2001 and 2000 were 21.7% and 27.1%, respectively.

     - New Product Introduction. A key part of the Company's strategy is the introduction of products for new applications, which incorporate improved performance characteristics or reduced costs in response to customer needs. Because friction products are the consumable, or wear, component of brake, clutch and transmission systems, the introduction of new friction products in conjunction with a new system provides the Company with the opportunity to supply the aftermarket for the life of the system. For example, the ability to service the aftermarket for a particular aircraft braking system will likely provide the Company with a stable market for its friction products for the life of the product, which can be 30 years or more. The Company also seeks to grow by applying its existing products and technologies to new specialized applications where its products have a performance or technological advantage. To enhance its growth strategy, the Company has expanded its product line offerings through outsourcing opportunities, especially in the motor segment where a majority of rotors are still made in-house by motor manufacturers.

     - Expanding International Sales. Through its friction and motor segments, which have foreign manufacturing facilities in Italy, Canada, China and Mexico and the friction segment's worldwide distribution network, the Company continues to expand its international operations in established markets throughout Europe, Asia and North America. In 2000, the Company opened a facility located in Suzhou, China. This facility, which began production in 2001, will primarily serve friction customers on a worldwide basis. The Company also believes that further opportunities to expand sales exist in emerging economies. In 2000, the Company commenced initial production at its rotor manufacturing facility in Monterrey, Mexico. This facility will service motor customers located in Mexico and Latin America. This facility is expected to reach full production in 2002. Sales from the Company's international facilities were $23.6 million in 2001.

     - Expanding Customer Relationships. The Company's engineers work closely with customers to develop and design new products and improve the performance of existing products. The Company's commitment to quality, service and just-in-time delivery enables it to build and maintain strong and stable customer relationships. The Company believes that more than 80% of its sales are from products and materials for which it is the sole source provider for specific customer applications. The Company and its predecessors have relationships with a number of customers dating back to the 1940's. The Company believes that strong relationships with its customers provide it with significant competitive advantages in obtaining and securing new business opportunities.

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

  FRICTION PRODUCTS

     The Company's friction segment manufactures products made from proprietary formulations of composite materials that primarily consist of metal powders, synthetic and natural fibers. Friction products are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. For example, the friction brake components in aircraft braking systems slow and stop airplanes when landing or taxiing. Friction products manufactured by the Company also include friction components for use in automatic and power shift transmissions, clutch facings that serve as the main contact point between an engine and a transmission, and brake components for use in many truck, construction, agriculture and specialty vehicle braking systems.

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

     The principal markets served by the Company's friction segment include manufacturers of aircraft brakes, truck clutches, heavy-duty construction and agricultural vehicle brakes, motorcycle and snowmobile brakes and transmissions. Based upon net sales, the Company believes that it is among the top worldwide manufacturers of friction products used in aerospace and industrial applications. The Company estimates that aftermarket sales of friction products have comprised approximately 50% of the Company's net friction product sales in recent years. The Company believes that its stable aftermarket sales component enables the Company to minimize its exposure to adverse economic cycles.

     Aerospace. The Company believes it is the only independent supplier of friction materials to the manufacturers of braking systems for the Boeing 727, 737 and 757, the DC-9, DC-10, MD-80 and Bombardier's Canadair regional jet series of aircraft. The Company believes it is also the largest supplier of friction materials to the general aviation (non-commercial, non-military) market, supplying friction materials for aircraft manufacturers, such as Cessna, Lear, Gulfstream and Fokker. Each aircraft braking system, including the friction materials(s) supplied by the Company, must meet stringent Federal Aviation Administration criteria and certification requirements. New model development and FAA testing for the Company's aircraft braking system customers generally begins two to five years prior to full scale production of new braking systems. If the Company and its aircraft brake system manufacturing partner are successful in obtaining the rights to supply a particular model of aircraft, the Company will typically supply its friction products to that model's aircraft braking system for as long as the model continues to fly because it is generally not economically feasible to redesign a braking system. Moreover, FAA maintenance requirements mandate that brake components be changed after a specified number of take-offs and landings, which the Company expects to result in a continued and steady market for its aerospace friction products.

     As a result of the terrorist attacks on September 11, 2001, the aerospace markets served by the Company suffered an immediate downturn. Air travel schedule curtailments by the airlines were significant as a result of the steep declines in customer traffic. Based on recent trends however, the Company expects air travel growth to gradually return as the year progresses. However, any sustained decline in airline traffic, such as the decline that occurred after the tragic events of September 11, 2001, will have a negative impact on the Company's aerospace business.

     The Company's friction products for commercial aerospace applications are primarily used on "single-aisle" aircraft that are flown on shorter routes, resulting in more takeoffs and landings than larger aircraft. The Company believes its friction products provide an attractive combination of performance and cost effectiveness in these applications. According to Boeing's 2001 Current Market Outlook, which was published prior to September 11, approximately 74 percent of the 14,548 airplanes in the world fleet are single-aisle commercial aircraft. The report also forecasts single-aisle aircraft to increase by approximately 9,497 to 24,045 by the end of 2020. The Boeing report also states that world airline passenger traffic is projected to increase 4.7 percent per year over the next nineteen years through 2020. The Company expects that continued growth in world airline traffic, combined with the increasing number of single-aisle aircraft, will cause long-term demand for the Company's aerospace friction products to remain strong, although the market is expected to remain soft throughout the remainder of 2002.

     Construction/Agriculture/Trucks/Specialty. The Company supplies a variety of friction products for use in brakes, clutches and transmissions on construction and agriculture equipment, trucks and specialty vehicles. These components are designed to precise tolerances and permit brakes to stop or slow a moving vehicle and the clutch or transmission systems to engage or disengage. The Company believes it is a leading supplier to original equipment manufacturers and to the aftermarket. A portion of the Company's sales to original equipment manufacturers find their way into the aftermarket. The Company believes that its trademarks, including Velvetouch(R) and Sheepbridge(R), are well known in the aftermarket for these components. As with the Company's aerospace friction products, new friction product introduction in conjunction with a new brake, clutch or transmission system provides the Company with the opportunity to supply the aftermarket with the friction product for the life of the system.

     - Construction Equipment. The Company supplies friction products such as transmission discs, clutch facings and brake components to manufacturers of construction equipment, including Caterpillar. The Company believes it is the second largest domestic supplier of these types of friction products. Replacement components for construction equipment are sold through original equipment manufacturers as well as various aftermarket distributors.

     - Agriculture Equipment. The Company supplies friction products such as clutch facings, transmission discs and brake components to manufacturers of agriculture equipment, including John Deere and Case New Holland
       (CNH). The Company believes it is the second largest domestic supplier of such friction products.

       Replacement components for agricultural equipment are sold through original equipment manufacturers, as well as various aftermarket distributors.

     - Medium and Heavy Trucks. The Company supplies friction products for clutch facings used in medium and heavy trucks to original equipment manufacturers, such as Eaton. The Company believes it is the leading domestic supplier of replacement friction products used in these applications. Replacement components are sold through original equipment manufacturers and various aftermarket distributors.

     - Specialty Friction. The Company supplies friction products for use in specialty applications, such as brake pads for Harley-Davidson motorcycles, General Motors' Hummer and Bombardier, Polaris Industries and Arctic Cat snowmobiles. The Company believes that these markets are experiencing significant growth, and the Company will continue to increase its market share with its combination of superior quality and product performance.

  PRECISION COMPONENTS

     The Company's precision components segment is a leading supplier of powder metal components consisting primarily of pump, motor and transmission elements, gears, pistons and other component parts for applications ranging from lawn and garden tractors to industrial equipment. Since Hawk's founding in 1989, it has participated in the growing powder metal products industry with a focus on the North American industrial market. The Metal Powder Industries Federation, an industry trade group, estimates that this market had sales of over $5.0 billion.

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

     The Company's precision component segment operates in six facilities, each targeting a specific aspect of the market place:

     - High Precision. Helsel's pressing and finishing capabilities enable it to specialize in tight tolerance fluid power components such as pump elements and gears. In addition, the Company believes that Helsel's machining capabilities provide it with a competitive advantage by giving it the ability to supply a completed part to its customers, typically without any subcontracted precision machining. The Company expects that Helsel's growth will be driven by existing customers' new design requirements and new product applications primarily for pumps, motors and transmissions.

     - Large Size Capability. The Company has the capability to make structural powder metal components that are among the largest used in North America. The Company expects its sales of larger powder metal components to continue to grow as the Company creates new designs for existing customers and benefits from market growth, primarily in current construction, agricultural and truck applications.

     - High Volume. Sinterloy and Allegheny Clearfield target smaller, high volume parts where they can utilize efficient pressing and sintering capabilities to their best advantage. Sinterloy's primary market has been powder metal components for the automotive and business equipment market. Allegheny Clearfield's market focus has been primarily to the lawn and garden, home appliance, power hand tool, and truck markets. The Company believes that the high volume capabilities of these operations will provide the Company with cross-selling opportunities from the Company's other precision component facilities.

     - Metal Injection Molding. Net Shape manufactures small complex metal injection molded parts for a variety of industries, such as telecommunications and small hand tools. The Company believes that through its relationship with traditional powder metal end-users, that significant cross-selling opportunities exist for metal injected molded parts.

  PERFORMANCE AUTOMOTIVE

     Under the Hawk Performance(R) and Hawk Brake(R) trade names, the Company supplies high performance friction material for use in racing car brakes. The Company believes that this performance racing material may have additional applications such as braking systems for passenger and school buses, police cars and commercial delivery vehicles and has targeted these markets as future growth opportunities. Additionally, the Company supplies premium branded clutch and drive train components through its Quarter Master and Tex Racing subsidiaries. The products are used by leading teams in the NASCAR and CART racing series as well as drivers in the SCCA and ASA racing circuits, high-performance street vehicles, and other road race and oval track competition cars.

  MOTOR COMPONENTS

     The Company believes that its motor segment, which operates through its Hawk Motors and Hawk Motors de Mexico subsidiaries, is the largest independent U.S. manufacturer of die-cast aluminum rotors for use in fractional and subfractional horsepower electric motors. These motors are used in a wide variety of applications such as office equipment, small household appliances, business equipment, pumps and HVAC equipment. The Company estimates that approximately 70% of all rotors in the subfractional horsepower motor market are made internally by large motor manufacturers. However, the Company believes its motor division has growth opportunities arising from the trend by original equipment motor manufacturers to outsource their production of rotors. The Company now produces rotors for two of the three largest motor manufacturers in North America. In 2000, the Company commenced production at its rotor manufacturing factory in Monterrey, Mexico, where a large portion of fractional and subfractional motors are manufactured. Output at this facility is expected to reach full production levels during 2002. The Company also designs and produces integral horsepower custom motors and generators through a business relationship with Potencia Industrial, S.A. de C.V., located in Mexico City, Mexico.

BUSINESS SEGMENT INFORMATION
(in millions)

     The following table sets forth comparative operating results and assets by each of the Company's operating segments.

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
Net sales to external customers:
  Friction products........................................  $100.4   $112.5   $114.6
  Precision components.....................................    58.3     72.0     61.1
  Performance automotive...................................    16.7      9.4      3.3
  Motor....................................................     9.0      8.4      8.6
                                                             ------   ------   ------
Consolidated...............................................  $184.4   $202.3   $187.6
                                                             ======   ======   ======

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
Gross profit (loss):
  Friction products........................................  $ 24.5   $ 29.7   $ 27.2
  Precision components.....................................    11.5     19.4     17.8
  Performance automotive...................................     4.3      4.0      1.5
  Motor....................................................    (0.3)     1.8      2.3
                                                             ------   ------   ------
Consolidated...............................................  $ 40.0   $ 54.9   $ 48.8
                                                             ======   ======   ======
Operating income (loss):
  Friction products........................................  $  8.6   $ 12.0   $ 10.0
  Precision components.....................................     0.3      8.4      8.7
  Performance automotive...................................    (1.9)     0.4      0.2
  Motor....................................................    (3.4)    (1.3)    (0.3)
                                                             ------   ------   ------
Consolidated...............................................  $  3.6   $ 19.5   $ 18.6
                                                             ======   ======   ======

                                                                DECEMBER 31
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Total assets:
  Friction products.........................................  $ 99.1   $110.3
  Precision components......................................    69.0     72.6
  Performance automotive....................................    19.6     17.2
  Motor.....................................................    16.4     15.3
                                                              ------   ------
Consolidated................................................  $204.1   $215.4
                                                              ======   ======

MANUFACTURING

     The manufacturing processes for most of the Company's friction products, performance automotive brake products and powder metal precision components are similar. In general, all use composite metal alloys in powder form to make high quality powder metal components. The basic manufacturing steps, consisting of blending/compounding, molding/compacting, sintering (or bonding) and secondary machining/treatment, are as follows:

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

     - Molding/compacting: At room temperature, a specific amount of a powder alloy is compacted under pressure into a desired shape. The Company's molding presses are capable of producing pressures of up to 3,000 tons. The Company believes that it has some of the largest presses in the powder metal industry, enabling it to produce large, complex components. With its metal injection molding equipment, the Company can create complex shapes not obtainable with conventional powder metal presses.

     - Sintering: After compacting, molded parts are heated in furnaces to specific temperatures slightly below melting, enabling metal powders to metallurgically bond, harden and strengthen the molded parts while retaining their desired shape. For friction materials, the friction composite part is also bonded directly to a steel plate or core, creating a strong continuous metallic part.

     - Secondary machining/treatment: If required by customer specifications, a sintered part undergoes additional processing. These processing operations are generally necessary to attain increased hardness or strength, tighter dimensional tolerances or corrosion resistance. To achieve these specifications, parts are heat or steam treated, precision coined or flattened, ground, machined or treated with a corrosion resistant coating.

     Certain of the Company's friction products, which are primarily used in oil-cooled brakes and power shift transmissions, do not require all of the foregoing steps. For example, composite friction materials are molded under high temperatures and cured in electronically-controlled ovens and then bonded to a steel plate or core with a resin-based polymer. Cellulose composite friction materials are blended and formed into continuous sheets and then stamped into precise shapes by computer-controlled die cutting machines. Like molded composite friction materials, cellulose composite friction materials are then bonded to a steel plate or core with a resin-based polymer.

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

QUALITY CONTROL

     Throughout its design and manufacturing process, the Company focuses on quality control. For product design, each manufacturing facility uses state-of-the-art testing equipment to replicate virtually any application required by the Company's customers. This equipment is essential to the Company's ability to manufacture components that meet stringent customer specifications. To ensure that tight tolerances have been met and that the requisite quality is inherent in its finished products, the Company uses statistical process controls, a variety of electronic measuring equipment and computer-controlled testing machinery. The Company has also established programs within each of its facilities to detect and prevent potential quality problems.

FOREIGN OPERATIONS

     The Company's foreign operations are subject to the usual risks of operating in foreign jurisdictions. They include, but are not limited to, exchange controls, currency restrictions and fluctuations, changes in local economics and changes in political conditions. The assets associated with the Company's foreign operations are located in countries where the Company believes such risk to be minimal. For certain financial information regarding the Company's international operations, see "Note M -- Business Segments" and "Note N -- Supplemental Guarantor Information," to the accompanying consolidated financial statements beginning on page 40 of this Form 10-K.

TECHNOLOGY

     The Company believes that it is an industry leader in the development of systems, processes and technologies which enable it to manufacture friction products with numerous performance advantages, such as greater wear resistance, increased stopping power, lower noise and smoother engagement. The Company's expertise is evidenced by its aircraft brake components, which are currently being installed on many of the braking systems of the Boeing 737-600, -700, -800 and -900 and Bombardier's Canadair regional jet series of aircraft as well as new series of industrial equipment from various original equipment manufactures.

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

     The Company also believes that its precision components business is able to produce a wide range of products from small precise components to large structural parts. The Company has presses that produce some of the largest powder metal parts in the world, and its powder metal technology permits the manufacture of complex components with specific performance characteristics and close dimensional tolerances that would be impractical to produce using conventional metalworking processes. With its metal injection molding technology used at the Company's Net Shape facility, the Company is able to create complex shapes previously not available using conventional powder metal technology.

     The Company's motor business is able to produce a wide range of rotors for the fractional and subfractional motor industries. The Company has developed customized manufacturing processes for rotors and created specialty rotor die construction techniques. In addition, the Company has also designed the highly automated machines necessary for the production of its rotors.

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

     The Company's recent acquisitions have broadened product lines, increased its technological capabilities and will further enhance its customer relationships and expand its preferred supplier status. As a result of the Company's commitment to customer service and satisfaction, the Company is a preferred supplier to many of the world's leading original equipment manufacturers, including Aircraft Braking Systems, Goodrich, Caterpillar, Eaton, Deere, CNH, Hydro-Gear, Sauer-Danfos, Parker Hannifin, Electrolux, Haldex, AO Smith, Emerson and Fasco Motors.

     The Company's top five customers accounted for 24.4% of the Company's consolidated net sales in 2001 and 24.8% of the Company's consolidated net sales in 2000.

MARKETING AND SALES

     The Company markets its products globally through product management and sales professionals, who operate primarily from the Company's facilities in the United States, Italy, China and Canada. The Company's product managers and sales force work directly with the Company's engineers who provide the technical expertise necessary for the development and design of new products and for the improvement of the performance of existing products. The Company's friction products are sold both directly to original equipment manufacturers and to the aftermarket through its original equipment customers and a network of distributors and representatives throughout the world. The Company also sells its precision components and motor components to original equipment manufacturers through independent sales representatives. Sales to customers in the Company's performance automotive segment are sold directly to race teams and distributors throughout the United States.

COMPETITION

     The principal segments in which the Company operates are competitive and fragmented, with many small manufacturers and only a few manufacturers that generate sales in excess of $50 million. The larger competitors may have financial and other resources substantially greater than those of the Company. The Company competes for new business principally at the beginning of the development of new applications and at the redesign of existing applications by its customers. For example, new model development for the Company's aircraft braking system customers generally begins two to five years prior to full-scale production of new braking systems. Product redesign initiatives by customers typically involve long lead times as well. Although the Company has been successful in the past in obtaining this new business, there is no assurance that the Company will continue to obtain such business in the future. The Company also competes with manufacturers using different technologies, such as carbon composite ("carbon-carbon") friction materials for aircraft braking systems. Carbon-carbon braking systems are significantly lighter than the metallic aircraft braking systems for which the Company supplies friction materials, but are more expensive. The carbon-carbon brakes are typically used on wide-body aircraft, such as the Boeing'747 and military aircraft, where the advantages in reduced weight justify the additional expense.

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

GOVERNMENT REGULATION

     The Company's sales to manufacturers of aircraft braking systems represented 14.1 percent and 13.7 percent of the Company's consolidated net sales in 2001 and 2000, respectively. Each aircraft braking system, including the friction products supplied by the Company, must meet stringent FAA criteria and testing requirements. The Company has been able to meet these requirements in the past and continuously reviews FAA compliance procedures to help ensure continued and future compliance.

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

INTELLECTUAL PROPERTY MATTERS

     Hawk(R), Wellman Friction Products(R), Velvetouch(R), Fibertuff(R), Feramic(R), Velvetouch Feramic(R), Velvetouch Organik(R) and Velvetouch Metalik(R), Hawk Brake(R) and Hawk Performance(R), Hawk Motors(R) and Hawk Rotors(R) are among the federally registered trademarks of the Company. Velvetouch(R) is the Company's principal trademark for use in the friction products aftermarket segment and is registered in 26 countries.

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

PERSONNEL

     At December 31, 2001, the Company had approximately 1,190 domestic employees and 360 international employees. Approximately 180 employees at the Company's Brook Park, Ohio plant are covered under a collective bargaining agreement with the Paper, Allied Industrial, Chemical and Energy Workers International Union (PACE) expiring in October 2004; approximately 55 employees at the Company's Akron, Ohio facility are covered under a collective bargaining agreement with the United Automobile Workers expiring in July 2003; approximately 190 employees at the Company's Orzinuovi, Italy plant are represented by a national mechanics union under an agreement that expires in December 2002 and by a local union under an agreement that expires in December 2004; and approximately 60 hourly employees at the Company's Alton, Illinois facility are covered under a collective bargaining agreement with the International Association of Machinists and Aerospace Workers expiring in June 2004. The Company has experienced no strikes and believes its relations with its employees and their unions to be good.

ITEM 2. PROPERTIES

     Hawk's world headquarters is located in Cleveland, Ohio. The Company maintains manufacturing and research and development facilities at 16 locations in 5 countries. The Company is a lessee under operating leases for some of its properties and equipment. Hawk's principal research facility is located in Solon, Ohio. In addition, research is also performed in a number of the operating divisions' facilities. The Company believes that substantially all of its property and equipment is maintained in good condition, adequately insured and suitable for its present and intended use.

     The Company is party to an expense sharing arrangement under which the Company shares the expenses of its corporate headquarters located in Cleveland with a company owned by Ronald E. Weinberg, the Chairman and CEO of the Company.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is involved in litigation arising from the ordinary course of business. In the Company's opinion the outcome of existing litigation will not have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2001.

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

  QUARTERLY STOCK PRICES

        QUARTER ENDED                                          HIGH      LOW
        -------------                                          -----    -----
2001
        March 31, 2001.......................................  $7.25    $5.31
        June 30, 2001........................................  $7.20    $5.37
        September 30, 2001...................................  $6.29    $3.95
        December 31, 2001....................................  $4.20    $2.65
2000
        March 31, 2000.......................................  $6.63    $4.38
        June 30, 2000........................................  $7.88    $5.13
        September 30, 2000...................................  $8.50    $6.81
        December 31, 2000....................................  $6.94    $5.00

     The closing sale price for the common stock on December 31, 2001 was $3.60

     Shareholders of record as of March 15, 2002 numbered 84. The Company estimates that an additional 1,000 shareholders own stock held for their accounts at brokerage firms and financial institutions.

     The Company has never declared or paid, and does not intend to declare or pay, any cash dividends for the foreseeable future and intends to retain earnings for the future operation and expansion of the Company's business. Currently, the Company's senior note indenture prohibits the payment of cash dividends on the Class A Common Stock.

     The Company did not sell any unregistered Class A Common Stock in the fourth quarter of 2001.

ITEM 6. SELECTED FINANCIAL DATA

YEARS ENDING DECEMBER 31,                            2001     2000     1999     1998     1997
-------------------------                           ------   ------   ------   ------   ------
                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Net sales.........................................  $184.4   $202.3   $187.6   $182.3   $160.7
Gross profit......................................    40.0     54.9     48.8     57.7     45.9
Restructuring costs...............................     1.1       --       --       --       --
Income from operations............................     3.6     19.5     18.6     32.8     22.1
(Loss) Income before income taxes and
  extraordinary charge............................    (6.2)    10.1     10.0     21.9      6.6
Extraordinary charge(1)...........................      --       --       --      3.1       --
Net (loss) income.................................  $ (4.3)  $  5.8   $  6.3   $  9.1   $  2.9
(LOSS) EARNINGS PER SHARE:
Basic:
  (Loss) earnings before extraordinary charges....  $ (.52)  $  .66   $  .71   $ 1.59   $  .55
  Extraordinary charge............................      --       --       --     (.41)      --
                                                    ------   ------   ------   ------   ------
  (Loss) basic earnings per share.................  $ (.52)  $  .66   $  .71   $ 1.18   $  .55
                                                    ------   ------   ------   ------   ------
Diluted:
  (Loss) earnings before extraordinary charge.....  $ (.52)  $  .66   $  .71   $ 1.51   $  .45
  Extraordinary charge............................      --       --       --     (.39)      --
                                                    ------   ------   ------   ------   ------
  (Loss) diluted earnings per share...............  $ (.52)  $  .66   $  .71   $ 1.12   $  .45
                                                    ------   ------   ------   ------   ------
OTHER DATA:
Depreciation......................................  $ 11.4   $ 10.8   $  9.9   $  8.0   $  7.1
Amortization......................................  $  4.5   $  4.2   $  3.8   $  3.5   $  3.4
Capital expenditures (including capital leases)...  $  9.1   $ 10.5   $ 10.2   $ 15.2   $  9.6

DECEMBER 31,                                          2001     2000     1999    1998     1997
------------                                         ------   ------   ------   -----   ------
                                                                   (IN MILLIONS)
BALANCE SHEET DATA:
Cash and cash equivalents..........................  $  3.1   $  4.0   $  4.0   $14.3   $  4.4
Working capital....................................    31.5     36.5     33.5    39.9     28.8
Property plant and equipment, net..................    67.4     70.4     70.2    64.3     52.5
Total assets.......................................   204.1    215.4    209.6   203.4    173.1
Total long-term debt...............................    97.8    103.9    105.4   102.5    132.1
Shareholders' equity (deficit).....................    66.4     71.7     66.5    64.4     (2.2)

---------------

(1) Reflects premium paid on partial redemption of Senior Notes and write-off of deferred financing costs in conjunction with the Company's initial public offering, net of $2.3 million in income taxes.

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

RESULTS OF OPERATIONS

     Through its subsidiaries, the Company operates primarily in four reportable segments: friction products, precision powder metal components, performance automotive and motor components. The Company's results of operations are affected by a variety of factors, including but not limited to, general economic conditions, customer demand for the Company's products, competition, raw material pricing and availability, labor relations with the Company's personnel and political conditions in the country in which the Company operates. The Company sells a wide range of products, which have a corresponding range of gross margins. The Company's consolidated gross margin is affected by product mix, selling prices, material and labor costs as well as the ability of the Company to absorb its overhead costs as a result of fluctuations in demand.

     In 2001, the Company experienced a 174 percent decrease in net income over the prior year. This decrease was attributable primarily to sales volume declines in most of the end-markets served by the Company's friction and precision component divisions, the Company's inability to fully absorb all of its fixed costs, increased depreciation and amortization costs, restructuring charges taken by the Company in the second quarter to realign its business operations to current economic conditions, the continuing start-up expenditures at the Company's Mexico and China facilities, increased interest expense and charges to settle litigation in the Company's performance automotive segment. In addition, the Company's effective tax rate decreased in 2001 to a benefit of 30 percent from tax expense of 43 percent in 2000, primarily due to the losses the Company experienced in 2001.

     The Company expects 2002 to be a challenging year in most of the markets it serves. It expects to see continuing softness in the first half of the year with more favorable market conditions developing during the second half of 2002. As the effects of September 11 continue to be felt, the Company expects that the aerospace market, which is served by its friction products segment will experience a soft operating environment for the full year of 2002. The Company expects sales to improve as the airline traffic increases throughout the year, but for the entire year 2002 to remain approximately 10 to 20 percent below 2001 levels. In response to the weak global business environment, and the anticipated delay in recovery of the Company's end markets until later in 2002, the Company is continuing to search for additional opportunities to reduce costs across its various operating segments. Additionally, the Company expects to benefit from new product introductions throughout its operating segments and the achievement of operating production levels at its facilities in Mexico and China during 2002. As a result of the expected improvement in the economic conditions as well as the continued impact of the Company's cost cutting efforts, the Company continues to expect its earnings before interest, taxes, depreciation and amortization (EBITDA) margin in 2002 to be approximately 20% higher than the EBITDA margin reported in 2001.

SIGNIFICANT ACCOUNTING POLICIES

     The Company's significant accounting policies, including the assumptions and judgments underlying them are more fully described in "Note B -- Significant Accounting Policies" to the accompanying consolidated financial statements beginning on page 28 of this Form 10-K. Some of the Company's accounting policies require the application of significant judgment by management in the preparation of the Company's financial statements. In applying these policies, the Company's management uses its best judgment to determine the underlying assumptions that are used in calculating the estimates that affect the reported values on its financial statements. Management bases its estimates and assumptions on historical experience and other factors that the Company considers relevant. Hawk's significant accounting policies include the following:

     - Revenue Recognition. The Company's revenue recognition policy is to recognize revenues when products are shipped and title has transferred. The Company maintains an allowance for trade accounts receivable for which collection on specific customer accounts is doubtful. In determining collectibility, management reviews available customer financial statement information, credit rating reports as well as other external documents and public filings. When it is deemed probable that a specific customer account is uncollectible, that balance is included in the reserve calculation set by the Company. Actual results could differ from these estimates.

     - Foreign Currency Translation and Transactions. Assets and liabilities of the Company's foreign operations are translated using year-end exchange rates and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in a separate component of shareholder's equity. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Accounts receivable or payable in foreign currencies, other than the subsidiary's local currency, are translated at the rates of exchange prevailing at the balance sheet date. The effect of the transaction's gain or loss in included in other income (expense) in the Company's statement of operations.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     Net Sales. Consolidated net sales for 2001 were $184.4 million, a decrease of $17.9 million or 9 percent from the same period in 2000. The decline in net sales, primarily a result of the prolonged weakness in the industrial markets served by the Company, has resulted in a difficult operating environment in most of the Company's reporting segments. The terrorist attacks on September 11, 2001, in particular, had a significant negative impact on the Company's aircraft friction business.

     - Friction Segment. Net sales in the friction segment, the Company's largest, were $100.4 million in 2001, a decrease of 11 percent compared to 2000. The major markets served by this segment all experienced weak operating conditions in 2001. The Company experienced declines in heavy truck, agriculture, construction and specialty friction for the full year 2001 as a result of the soft operating conditions in the United States and Europe. Net sales in the aerospace market showed a decline for the year, most notably in the fourth quarter, of 2001, as a result of the events of September 11. Although the Company expects most of the markets served by this division to remain soft in 2002, the Company expects the aerospace market will experience volume declines of approximately 10 to 20 percent compared to 2001, as a result of the decline in air travel.

     - Precision Component Segment. Net sales in the precision components segment were $58.3 million, a decrease of 19 percent compared to 2000. The decrease in net sales was primarily attributable to the continuing softness in the general industrial segments of the domestic economy. The Company experienced sales weakness in nearly all of the markets served by this segment, including, heavy truck, lawn and garden, pump and motor, appliance and office equipment. While net sales in the segment were down as a result of the general softness of economic operating environment, the Company feels the sales declines were further exacerbated by negative inventory realignments by its customers in the last half of 2001.

     - Performance Automotive. Net sales in the Company's performance automotive segment were $16.7 million an increase of 78 percent compared to net sales of $9.4 million in 2000. The increase in revenues was primarily attributable to the acquisition of Tex Racing in November 2000. Additionally, net sales in this segment benefited from the continued popularity of racing, particularly in the NASCAR and CART RACING SERIES, both served by the Company.

     - Motor Segment. Net sales in the Company's motor segment were $9.0 million, an increase of 7 percent from the same period in 2000. All of the sales growth in the motor segment came from the Company's new rotor manufacturing facility in Monterrey, Mexico, which began shipments during the year. This facility is expected to service the growing motor manufacturing base in that region. Net sales from the Company's Alton, Illinois facility were flat in 2001 as a result of the soft economic conditions experienced in the United States.

     Gross Profit. Gross profit decreased $14.9 million to $40.0 million during 2001, a 27 percent decrease compared to gross profit of $54.9 million in 2000. The gross profit margin decreased to 22 percent of net sales in 2001 from 27 percent of net sales in the comparable period in 2000. Each of the Company's segments experienced decreased margins primarily as a result of the deteriorating economic conditions experienced in 2001.

     - Friction Segment. The Company's friction segment reported gross profit of $24.5 million or 24 percent of net sales in 2001 compared to $29.7 million or 26 percent of net sales in 2000. The decline in the Company's gross profit margin was the result of lower sales volumes, product mix and the inability of the Company to absorb all of the fixed costs of its manufacturing facilities as a result of the deteriorated economic conditions experienced in 2001; especially the impact of the reduction in sales to the aircraft market in the fourth quarter as a result of the events of September 11. The Company also continued to support its start-up facility in China during 2001. Although the facility began shipments in 2001, it operated at negative margins for the full year.

     - Precision Components Segment. Gross profit in the precision components segment was $11.5 million or 20 percent of net sales in 2001 compared to $19.4 million or 27 percent of net sales in 2000. The sharp decline in this segment's margins was primarily the result of the severe economic downturn experienced by this segment and the resulting volume declines and the inability of the Company to cover all of the unabsorbed fixed charges generated by the segment. The Company also provided operating support to its start-up metal injection molding company, Net Shape, which was acquired in December 2000. The Company anticipates that the start-up costs will continue into 2002, although at reduced levels from 2001.

     - Performance Automotive Segment. The Company's performance automotive segment reported gross profit of $4.3 million or 26 percent of net sales in 2001 compared to $4.0 million or 43 percent of net sales in 2000. The decline in gross profit was primarily the result of manufacturing inefficiencies and inventory realignments at the Company's performance clutch manufacturing facility.

     - Motor Segment. The Company reported a gross margin loss in the motor segment for 2001. The loss was $0.3 million compared to a gross profit of $1.8 million in 2000. The negative gross margin was primarily the result of the Company's continued support of its start-up rotor manufacturing facility in Mexico during 2001. The Company expects to continue to support this facility in 2002. However, as the facility moves to full production, this support is expected to decline in the latter half of 2002. Additionally, as a result of softness in the domestic motor business in 2001, the Company's domestic margin declined in 2001 as it was unable to absorb all of the fixed costs.

     Selling, Technical and Administrative Expenses. Selling, technical and administrative ("ST&A") expenses decreased $0.5 million, or 2 percent, to $30.8 million in 2001 from $31.3 million during 2000. As a percentage of net sales, ST&A increased to 17 percent in 2001 from 15 percent in 2000. The increase in ST&A expenses as a percent of net sales, resulted primarily from sales volume reductions, continuing start-up expenditures incurred by the Company at its Mexican rotor manufacturing and Chinese friction material facilities, personnel costs associated the Company's long-term sales and growth initiatives and charges to settle litigation in the Company's performance automotive segment. The Company spent $3.9 million, or 2 percent of its net sales on product research and development compared to $3.5 million in 2000.

     Restructuring costs. In June 2001, the Company announced a restructuring program to adjust its near-term business plan to reflect the current economic slowdown. This restructuring initiative included a workforce reduction at its domestic facilities and other charges. As a result of this restructuring initiative, the Company recorded an expense of $1.1 million in 2001. The restructuring program included a reduction of approximately 160 employees, including salary and production personnel, primarily at the Company's domestic locations.

     Income from Operations. Income from operations decreased $15.9 million or 82 percent to $3.6 million in 2001 from $19.5 million in 2000. Income from operations as a percentage of net sales decreased to 2 percent in 2001 from 10 percent in 2000. The decline was primarily the result of the sales volume declines due to the economic slowdown affecting the Company's markets, continuing support of the Company's start-up operations, charges to settle litigation in the Company's performance automotive segment, increased depreciation expense and the restructuring charge taken by the Company in the second quarter of 2001.

     As a result of the items discussed above, results from operations at the Company's segments were as follows:

     - The friction segment's income from operations decreased $3.4 million or 28 percent to $8.6 million in 2001 from $12.0 million in 2000.

     - Income from operations at the precision components segment was $0.3 million in 2001, a decrease of $8.1 million or 96 percent compared to $8.4 million in 2000.

     - The performance automotive segment reported a loss from operations of $1.9 million, a decrease of $2.3 million in 2001 compared to 2000.

     - The loss from operations in the motor segment increased to $3.4 million in 2001 from $1.3 million in 2000.

     Other (Expense) Income. Other expense was $0.5 million in 2001, the same as reported in 2000. The expense in 2001 consisted primarily of an expense to reflect the fair value of the Company's interest rate swap agreement and foreign currency transaction losses incurred by the Company primarily through its Italian facility. Additional information regarding the Company's interest rate swap agreement is contained in "Note B -- Significant Accounting Policies," in the accompanying consolidated financial statements on page 28 of this Form 10-K.

     Interest Expense. Interest expense increased $0.5 million, or 6 percent, to $9.5 million in 2001 from $9.0 million in 2000. The increase is primarily attributable to increased borrowings by the Company during the year, partially offset by lower interest rates.

     Income Taxes. The provision for income taxes decreased $6.2 million to a benefit of $1.8 million in 2001 from a tax expense of $4.4 million in 2000 primarily because of the losses the Company incurred in 2001. The Company's effective tax benefit for the year ended is 30 percent compared to a tax provision of 43 percent in 2000. The primary factors affecting the Company's effective tax rate in 2001 are nondeductible goodwill amortization and required state and local tax provisions. An analysis of changes in income taxes and the effective tax rate of the Company is contained in "Note J -- Income Taxes", in the accompanying consolidated financial statements on page 38 of this Form 10-K.

     Net (Loss) Income. As a result of the factors noted above, the Company reported a net loss of $4.3 million in 2001, compared to net income of $5.8 million in 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Net Sales. Consolidated net sales for 2000 were $202.3 million, an increase of $14.7 million or 8 percent over 1999. The increase in net sales came primarily from the Company's precision components and performance automotive segments. The net sales increase was attributable to the acquisition of Allegheny in March 1999, Quarter Master in November 1999 and Tex Racing in November 2000. Net sales in 2000 from these acquisitions represented $9.4 million, or 64 percent, of the total net sales increase reported during 2000. Net sales in the friction segment were $112.5 million in 2000, a decrease of 2 percent compared to 1999. Net sales increases in the construction and specialty markets served by the friction segment were offset by declines in the truck, non-performance automotive and agriculture markets, and to a lesser extent, the aerospace market. In the Company's precision components segment, net sales increased to $72.0 million, or 18 percent, from 1999. The increase was the result of the acquisition of Allegheny and strength in the fluid power, appliance and lawn and garden markets served by the Company. This increase was offset by the continued reduction in volumes from a customer that moved its production offshore.

     Gross Profit. Gross profit increased $6.2 million to $54.9 million during 2000, a 13 percent increase compared to gross profit of $48.8 million in 1999. The gross profit margin increased to 27 percent in 2000 from 26 percent in the comparable period in 1999. The increase in margins was led by the friction segment, primarily as a result of product mix benefits and cost reduction programs initiated in 1999. In the precision components segment, while the Company benefited from volume increases from the acquisition of Allegheny, the softness in the agriculture and heavy truck markets served by this segment, the loss of a customer and changes in the product-mix caused a reduction in margins achieved by the Company during 1999. Gross profit margins in the Company's performance automotive segment remained flat in 2000 when compared to 1999 while the gross profit margin in the Company's motor segment declined in 2000 primarily as a result of the startup costs associated with the Company's new Mexican facility.

     Selling, Technical and Administrative Expenses. ST&A expenses increased $4.9 million, or 19 percent, from $26.4 million during 1999 to $31.3 million in 2000. As a percentage of net sales, ST&A increased to 16 percent in 2000 from 14 percent in 1999. The increase in ST&A expenses as a percent of net sales, resulted primarily from expenditures incurred by the Company's entry into Mexico and China, personnel costs associated the Company's growth initiatives and increased depreciation expense. The Company spent $3.5 million, or 2 percent of its net sales on product research and development compared to $3.2 million in 1999.

     Income from Operations. Income from operations increased $0.9 million, or 5 percent, from $18.6 million in 1999 to $19.5 million in 2000. Income from operations as a percentage of net sales decreased to 10 percent in 2000 from 10 percent in 1999.

     Other (Expense) Income. Other expense was $0.5 million in 2000, an increase of $0.9 million, from income of $0.4 million reported in 1999. The expense reported in 2000 was primarily the result of foreign currency transaction losses incurred by the Company at its Italian facility. In addition, the Company reported income in 1999 as the result of the receipt of a contingent receivable.

     Interest Expense. Interest expense decreased $0.4 million, or 4 percent, to $9.0 million in 2000 from $9.4 million in 1999. The decrease is attributable to lower debt levels during 2000 compared with 1999.

     Income Taxes. The provision for income taxes increased $0.7 million to $4.4 million in 2000 from $3.7 million in 1999 primarily because of the increase in the Company's effective tax rate during 2000 as a result of higher tax rates at the Company's foreign operations. In 1999, the Company benefited from state investment and job creation tax credits. The increase in the state and local effective tax rate and the impact of foreign taxes is outlined in "Note
J -- Income Taxes", in the accompanying consolidated financial statements starting on page 38 of this Form 10-K, on the lines captioned "State and local tax, net of federal tax benefit," and "Adjustment to worldwide tax accrual and other, net," respectively.

     Net Income. As a result of the factors noted above, net income was $5.8 million in 2000, a decrease of 8 percent, compared to net income of $6.3 million reported in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The primary financing requirements of the Company are (1) for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product development, (2) for funding the Company's day-to-day working capital requirements and (3) to pay interest on, and to repay principal of, indebtedness. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations.

     The Company's senior notes, with an outstanding balance of $65.0 million at December 31, 2001, bear interest at 10.25% per annum and mature December 1, 2003. The senior notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. The Company has the option to redeem the senior notes in whole or in part during the twelve months beginning December 1, 2001 at 102.563%, and beginning December 1, 2002 at 100.0% together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the senior note indenture, each holder of the senior notes will have the right to require the Company to repurchase all or any part of such holder's senior notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

     The senior note indenture permits the Company and its subsidiaries to incur additional indebtedness without limitation, provided that it continues to meet a cash flow coverage ratio. Because of the Company's performance in 2001, the Company does not currently meet the prescribed ratio. The failure to meet the ratio does not constitute a default under the senior note indenture. Rather, the senior note indenture continues to permit certain other types of indebtedness which are now subject to certain limitations. The Company's senior indebtedness, which is secured by liens on all of the assets and the assets of the subsidiaries, is permitted. The Company does not believe that its operations will be materially impacted by the limitation(s) on indebtedness.

     As of December 31, 2001, the senior note indenture prohibits the payment of cash dividends on the Company's Class A Common Stock. The senior note indenture also contains other covenants limiting the Company's ability and its subsidiaries to, among other things, make certain other restricted payments, make certain investments, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications. The senior note indenture considers non-compliance with the limitations events of default. In addition to non-payment of interest and principal amounts, the senior note indenture also considers default with respect to other indebtedness in excess of $5.0 million an event of default. In the event of a default, the principal and interest could be accelerated upon written notice by 25% or more of the holders of the senior notes. As of December 31, 2001, the Company was in compliance with these covenants.

     In addition, the Company has available a bank credit facility which may be used for general corporate purposes. At December 31, 2001, the facility was comprised of a $30.0 million revolving credit component and a

$17.5 million amortizing term loan subject to a borrowing base formula. The term loan has quarterly maturities of $1.25 million and the facility has a maturity date of March 31, 2003. As of December 31, 2001, the Company had $8.3 million outstanding under the revolving credit component of the facility. On March 25, 2002, the Company amended the credit facility reducing the revolving credit component of the facility to $25.0 million, modifying the terms of financial covenants as of December 31, 2001 and for future reporting periods and increasing the margin over the base interest rates. The interest rates on the credit facility range from 250 to 450 basis points over the Eurodollar rate, or alternatively, 125 to 325 basis points over the prime rate based on certain quarterly performance criteria. The credit facility is collateralized by a security interest in the accounts receivable, inventory, equipment and real estate and other assets of the Company and its subsidiaries, and the Company has pledged the stock of all of its U.S. subsidiaries and certain stock of its foreign subsidiaries as collateral. Restrictive terms of the credit facility require that the Company maintain specified financial ratios, including leverage, interest coverage and fixed charge ratios, and comply with other loan covenants. Based on the amended credit facility, the Company was in compliance with the financial covenants as of December 31, 2001. As of December 31, 2001, the Company had approximately $6.2 million available for future borrowings under its credit facility, as amended.

     Net cash provided by operating activities was $14.5 million in 2001 compared to $21.6 million in 2000. Cash provided by operations in 2001 was primarily attributable to non-cash charges of depreciation and amortization partially offset by the loss experienced in 2001. Cash provided by operations in 2000 was the result of net income and the non-cash charges of depreciation and amortization. Net working capital was $31.5 million at year-end 2001 compared to $36.5 million at year-end 2000.

     Net cash used in investing activities was $9.1 million in 2001 and $16.9 million in 2000. The cash used in investing activities in 2001 consisted of purchases of property, plant and equipment. The cash used in investing activities in 2000 consisted primarily of $6.5 million for the acquisitions of Tex Racing and Net Shape and $10.5 million for the purchase of property, plant and equipment. In order to achieve long-term growth prospects and enhance product quality, the Company has planned for its capital spending program in 2002 to be approximately $12.0 million.

     Net cash used in financing activities was $6.2 million in 2001 and $4.6 million in 2000, both primarily for the payment of long-term debt.

     The Company believes that if it is able to improve its working capital, through the active management of its working capital assets, along with its available cash, anticipated cash flow from operations, and availability under its credit facility, the Company will be able to fund its operations for at least the next twelve'months. However, should the Company not achieve its working capital initiatives, its operations and its capital expenditures program may be adversely impacted, including the ability to borrow under its credit facility. The Company is in the process of outlining the appropriate steps to ensure that the Company has adequate sources of cash to meet its working capital needs for at least the next twelve months. While looking to further reduce operating expenses which are not critical to meeting the Company's business objectives, the Company is pursuing strategic financing alternatives, including the restructuring or refinancing of its current debt and bank facilities both of which are due during 2003. There can be no assurance that the Company will be able to restructure or refinance its current facilities. Nor can there be any assurance that if the Company is able to restructure or refinance its current facilities that the new terms will be as favorable to the Company as its existing facilities. If the Company is unable to restructure or refinance its debt and bank facilities, the Company's financial position will be materially and adversely effected.

NET OPERATING LOSS CARRYBACKS

     As of December 31, 2001, the Company had U.S. net operating loss carrybacks of approximately $2.4 million available for refund.

FORWARD-LOOKING STATEMENTS

     Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about growth of existing markets and its ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. In addition to statements which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," "optimistic," "will" and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially and adversely from those in the forward-looking statements, including the following:

     - the ability of the Company to continue to meet the terms of its debt and bank credit facilities which contain a number of significant financial covenants and other restrictions, including its bank credit which the Company had to amend two times in 2001 and once in 2002;

     - the willingness of the Company's banks to further amend the bank credit facility, if necessary;

     - the ability of the Company to restructure or refinance its debt and bank credit facilities, both of which mature in 2003;

     - the effect of the Company's debt service requirements on funds available for operations and future business opportunities and the Company's vulnerability to adverse general economic and industry conditions and competition;

     - the continuing impact of the terrorist attacks that occurred on September 11, 2001 on the Company's aircraft brake business;

     - the ability of the Company to utilize all of its manufacturing capacity in light of softness in the end-markets served by the Company;

     - continuing start-up costs at the Company's facilities in Mexico and China, as well as the start-up operations at Net Shape;

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

     These risks and others that are detailed in this Form 10-K must be considered by any investor or potential investor in the Company.

EFFECTS OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 141, "Business Combinations," (FAS 141) which was required to be adopted July 1, 2001. FAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001. The application of FAS 141 has had no impact on the financial statements in 2001.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142), which requires goodwill and intangible assets with indefinite useful lives to no longer be amortized but to be tested for impairment at least annually. Intangible assets that have finite lives will continue to be amortized over their estimated useful lives. The amortization and non-amortization provisions of FAS 142 will be applied to all goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, the Company is required to apply all other provisions of FAS 142. The Company currently expects a $3.1 million (without giving effect to taxes) reduction in amortization expense for 2002, as a result of the non-amortization of assets with indefinite taxes. The Company is currently evaluating the potential impact with regard to the impairment of goodwill and other intangible assets, if any, that the adoption of FAS 142 will have on its results of operations and financial position.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. FAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed. The Company is currently evaluating the potential impact, if any, the adoption of FAS 144 will have on our financial position and results of operation.

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

     Interest Rate Sensitivity. At December 31, 2001, approximately 26 percent, or $25.8 million, of the Company's debt obligations bear interest at a variable rate. To mitigate the risk associated with interest rate fluctuations, in January 2001, the Company entered into an interest rate swap essentially converting $10.0 million notional amount of its variable rate debt to a fixed base rate of 5.34 percent. The notional amount is used to calculate the contractual cash flow to be exchanged and does not represent exposure to credit loss. The Company's primary interest rate risk exposure results from floating rate debt. If interest rates were to increase 100 basis points (1.0%) from December 31, 2001 rates, and assuming no changes in debt from December 31, 2001 levels, the additional annual interest expense to the Company would be approximately $0.2 million.

     The following table presents total contractual obligations and other commercial commitments of the Company as of December 31, 2001 (in millions):

                                                       TOTAL      2002                  THEREAFTER
                                                      --------   ------   2003 - 2006   ----------
Contractual Cash Obligations
  Revolver..........................................  $    8.3       --     $   8.3          --
  Term loan.........................................      17.5   $  5.0        12.5          --
  Senior notes......................................      65.0       --        65.0          --
  Capital lease and other obligations...............       7.0      1.9         4.6        $0.5
  Operating leases..................................       6.9      1.9         4.6         0.4
                                                      --------   ------     -------        ----
Total contractual cash obligations..................  $  104.7   $  8.8     $  95.0        $0.9
                                                      ========   ======     =======        ====
Other Commercial Commitments
  Stand-by letters of credit........................  $    1.3   $  1.3          --          --

     Foreign Currency Exchange Risk. The majority of the Company's receipts and expenditures are contracted in U.S. dollars, and the Company does not consider the market risk exposure relating to currency exchange to be material at this time. The Company currently does not hedge its foreign currency exposure and, therefore, has not entered into any forward foreign exchange contracts to hedge foreign currency transactions. The Company has operations outside the United States with foreign-currency denominated assets and liabilities, primarily denominated in Italian lira, Canadian dollars, Mexican pesos and Chinese renminbi. Because the Company has foreign-currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The unhedged foreign currency balance sheet exposures as of December 31, 2001 are not expected to result in a significant impact on earnings or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Hawk Corporation

     We have audited the accompanying consolidated balance sheets of Hawk Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawk Corporation and subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Cleveland, Ohio
March 25, 2002

                                HAWK CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  DECEMBER 31
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  3,084    $  4,010
  Accounts receivable, less allowance of $455 in 2001 and
     $372 in 2000...........................................    25,773      29,602
  Inventories:
     Raw materials and work-in-process......................    19,360      20,140
     Finished products......................................     9,792      11,724
                                                              --------    --------
                                                                29,152      31,864
  Deferred income taxes.....................................     1,200       1,113
  Other current assets......................................     4,638       2,976
                                                              --------    --------
Total current assets........................................    63,847      69,565
Property, plant and equipment:
  Land and improvements.....................................     1,608       1,603
  Buildings and improvements................................    18,657      18,240
  Machinery and equipment...................................    96,688      89,330
  Furniture and fixtures....................................     7,168       5,584
  Construction in progress..................................     1,450       3,316
                                                              --------    --------
                                                               125,571     118,073
  Less accumulated depreciation and amortization............    58,208      47,672
                                                              --------    --------
Total property, plant and equipment.........................    67,363      70,401
Other assets:
  Intangible assets.........................................    66,705      70,713
  Shareholder notes.........................................     1,010       1,010
  Other.....................................................     5,180       3,696
                                                              --------    --------
Total other assets..........................................    72,895      75,419
                                                              --------    --------
Total assets................................................  $204,105    $215,385
                                                              ========    ========

                See notes to consolidated financial statements.

                                HAWK CORPORATION

                                                                  DECEMBER 31
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 13,432    $ 11,579
  Accrued compensation......................................     5,233       7,791
  Other accrued expenses....................................     6,832       6,446
  Current portion of long-term debt.........................     6,862       7,273
                                                              --------    --------
Total current liabilities...................................    32,359      33,089
Long-term liabilities:
  Long-term debt............................................    90,957      96,661
  Deferred income taxes.....................................    10,978      11,554
  Other.....................................................     3,374       2,392
                                                              --------    --------
Total long-term liabilities.................................   105,309     110,607
Shareholders' equity:
  Series D preferred stock, $.01 par value; an aggregate
     liquidation value of $1,530, plus any unpaid dividends
     with 9.8% cumulative dividend (1,530 shares authorized,
     issued and outstanding)................................         1           1
  Class E preferred stock, $.01 par value; 100,000 shares
     authorized; none issued or outstanding.................        --          --
  Class A common stock, $.01 par value; 75,000,000 shares
     authorized; 9,187,750 issued; and 8,552,920 and
     8,548,520 outstanding in 2001 and 2000, respectively...        92          92
  Class B common stock, $.01 par value; 10,000,000 shares
     authorized; none issued or outstanding.................        --          --
  Additional paid-in capital................................    54,626      54,631
  Retained earnings.........................................    19,623      24,109
  Accumulated other comprehensive loss......................    (3,201)     (2,409)
  Treasury stock, at cost, 634,830 and 639,230 shares in
     2001 and 2000, respectively............................    (4,704)     (4,735)
                                                              --------    --------
Total shareholders' equity..................................    66,437      71,689
                                                              --------    --------
Total liabilities and shareholders' equity..................  $204,105    $215,385
                                                              ========    ========

                See notes to consolidated financial statements.

                                HAWK CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Net sales...................................................  $184,388   $202,329   $187,638
Cost of sales...............................................   144,409    147,387    138,879
                                                              --------   --------   --------
Gross profit................................................    39,979     54,942     48,759
Operating Expenses:
  Selling, technical and administrative expenses............    30,804     31,318     26,366
  Restructuring costs.......................................     1,055         --         --
  Amortization of intangibles...............................     4,548      4,161      3,829
                                                              --------   --------   --------
Total operating expenses....................................    36,407     35,479     30,195
                                                              --------   --------   --------
Income from operations......................................     3,572     19,463     18,564
Interest expense............................................    (9,469)    (9,016)    (9,409)
Interest income.............................................       233        218        431
Other (expense) income, net.................................      (530)      (535)       405
                                                              --------   --------   --------
(Loss) income before income taxes...........................    (6,194)    10,130      9,991
Income tax (benefit) provision..............................    (1,858)     4,360      3,662
                                                              --------   --------   --------
Net (loss) income...........................................  $ (4,336)  $  5,770   $  6,329
                                                              ========   ========   ========
Earnings per share:
  Basic (loss) earnings per share...........................  $   (.52)  $    .66   $    .71
                                                              ========   ========   ========
  Diluted (loss) earnings per share.........................  $   (.52)  $    .66   $    .71
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                                HAWK CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                                   ACCUMULATED OTHER
                                                                                  COMPREHENSIVE LOSS
                                                                                -----------------------
                                                        ADDITIONAL                FOREIGN      MINIMUM
                                   PREFERRED   COMMON    PAID-IN     RETAINED    CURRENCY      PENSION    TREASURY
                                     STOCK     STOCK     CAPITAL     EARNINGS   TRANSLATION   LIABILITY    STOCK      TOTAL
                                   ---------   ------   ----------   --------   -----------   ---------   --------   -------
Balance at January 1, 1999.......     $1        $92      $54,645     $12,310      $  (640)      $  --     $(1,993)   $64,415
  Net income.....................                                      6,329                                           6,329
  Other comprehensive income:
    Foreign currency
      translation................                                                  (1,309)                            (1,309)
                                                                                                                     -------
  Total comprehensive income.....                                                                                      5,020
  Preferred stock dividend.......                                       (148)                                           (148)
  Repurchase of common stock.....                                                                          (2,798)    (2,798)
                                      --        ---      -------     -------      -------       -----     -------    -------
Balance at December 31, 1999.....      1         92       54,645      18,491       (1,949)         --      (4,791)    66,489
  Net income.....................                                      5,770                                           5,770
  Other comprehensive income:
    Minimum pension liability
      (net of tax)...............                                                                 (83)                   (83)
    Foreign currency
      translation................                                                    (377)                              (377)
                                                                                                                     -------
  Total comprehensive income.....                                                                                      5,310
  Preferred stock dividend.......                                       (152)                                           (152)
  Issuance of common stock from
    treasury as compensation.....                            (14)                                              56         42
                                      --        ---      -------     -------      -------       -----     -------    -------
Balance at December 31, 2000.....      1         92       54,631      24,109       (2,326)        (83)     (4,735)    71,689
  Net loss.......................                                     (4,336)                                         (4,336)
  Other comprehensive loss:
    Minimum pension liability
      (net of tax)...............                                                                (495)                  (495)
    Foreign currency
      translation................                                                    (297)                              (297)
                                                                                                                     -------
  Total comprehensive loss.......                                                                                     (5,128)
  Preferred stock dividend.......                                       (150)                                           (150)
  Issuance of common stock from
    treasury as compensation.....                             (5)                                              31         26
                                      --        ---      -------     -------      -------       -----     -------    -------
Balance at December 31, 2001.....     $1        $92      $54,626     $19,623      $(2,623)      $(578)    $(4,704)   $66,437
                                      ==        ===      =======     =======      =======       =====     =======    =======

                See notes to consolidated financial statements.

                                HAWK CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income...........................................  $ (4,336)  $  5,770   $  6,329
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
  Depreciation and amortization.............................    15,929     14,976     13,673
  Deferred income taxes.....................................      (637)     1,650      1,440
  Loss on fixed assets......................................       399        216        518
  Changes in operating assets and liabilities, net of
     acquired assets:
     Accounts receivable....................................     3,495        590     (2,690)
     Inventories............................................     2,453     (3,622)       121
     Other assets...........................................    (3,156)        57        581
     Accounts payable.......................................     2,006       (205)       (67)
     Other liabilities......................................    (1,683)     2,132       (159)
                                                              --------   --------   --------
Net cash provided by operating activities...................    14,470     21,564     19,746
CASH FLOWS FROM INVESTING ACTIVITIES
Business acquisitions.......................................         -     (6,510)   (19,350)
Purchases of property, plant and equipment..................    (9,096)   (10,489)   (10,134)
Proceeds from sale of assets................................         -         69      3,682
                                                              --------   --------   --------
Net cash used in investing activities.......................    (9,096)   (16,930)   (25,802)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on short-term debt.................................        --       (808)        --
Proceeds from long-term debt................................    40,457     30,217     38,022
Payments on long-term debt..................................   (46,520)   (33,886)   (39,701)
Payments of preferred stock dividends.......................      (150)      (152)      (148)
Repurchase of common stock..................................         -          -     (2,798)
                                                              --------   --------   --------
Net cash used in financing activities.......................    (6,213)    (4,629)    (4,625)
Effect of exchange rate changes on cash.....................       (87)        12        357
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........      (926)        17    (10,324)
Cash and cash equivalents at beginning of year..............     4,010      3,993     14,317
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  3,084   $  4,010   $  3,993
                                                              ========   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest..................................  $  8,940   $  9,045   $  9,403
                                                              ========   ========   ========
Cash payments for income taxes..............................  $    871   $  3,685   $  2,596
                                                              ========   ========   ========
Noncash investing and financing activities:
  Equipment purchased with capital leases and notes
     payable................................................  $    422   $     24   $     85
                                                              ========   ========   ========
  Issuance of common stock from treasury....................  $     26   $     42   $     --
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                                HAWK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

A. BASIS OF PRESENTATION

     Hawk Corporation (the Company) designs, engineers, manufactures and markets specialized components used in a wide variety of aerospace, industrial and commercial applications.

     The consolidated financial statements of the Company include its wholly owned subsidiaries. Beginning in December 2000, the financial statements also include the Company's majority ownership interest in Net Shape Technologies, LLC (NetShape). All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements. Certain amounts have been reclassified in 2000 and 1999 to conform with the 2001 presentation.

     In the fourth quarter of 2000, the Company adopted Emerging Issues Task Force Issue 00-10 "Accounting for Shipping and Handling Fees and Costs," and changed its accounting policy to reflect in its consolidated statement of operations all shipping and handling costs as cost of sales and related shipping revenue in net sales. All prior periods have been changed to conform to current year presentation.

B. SIGNIFICANT ACCOUNTING POLICIES

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

  INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost and include expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. The Company uses the straight-line method of depreciation for financial reporting purposes. Buildings and improvements are depreciated over periods ranging from 15 to 33 years. Machinery and equipment is depreciated over periods ranging from 4 to 12 years. Furniture and fixtures are depreciated over periods ranging from 3 to 10 years. Accelerated methods of depreciation are used for federal income tax purposes. The Company's depreciation expense was $11,381 in 2001, $10,815 in 2000 and $9,844 in 1999.

  INTANGIBLE ASSETS

     Intangible assets are amortized using the straight-line method over periods ranging from 5 to 40 years (See Note D). The Company evaluates the recoverability of long-lived assets (under Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of") and the related estimated remaining lives at each balance sheet date. The Company would record an impairment charge or change in the useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, determined using undiscounted cash flows and measured using discounted cash flows (generally, at the subsidiary level), or the useful life has changed.

                                HAWK CORPORATION

  FOREIGN CURRENCY TRANSLATION

     The assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates.

     Revenues and expenses are translated at weighted average exchange rates. Gains and losses from transactions are included in results of operations.

     Gains and losses resulting from translation are included in accumulated other comprehensive loss, a component of shareholders' equity.

  REVENUE RECOGNITION

     In accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which became effective in 2000, revenue from the sale of the Company's products is recognized upon shipment to the customer and when title has transferred. Substantially all of the Company's revenues are derived from fixed price purchase orders. Costs and related expenses to manufacture the products are recorded as costs of sales when the related revenue is recognized. The Company establishes bad debt reserves based on historical experience and believes that collections of revenues, net of the bad debt reserves, is reasonably assured.

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

  PRODUCT RESEARCH AND DEVELOPMENT

     Product research and development costs are expensed as incurred. The Company's expenditures for product research and development and engineering were approximately $3,893 in 2001, $3,533 in 2000 and $3,229 in 1999.

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

                                HAWK CORPORATION

                                                                     DECEMBER 31
                                                      ------------------------------------------
                                                             2001                   2000
                                                      -------------------    -------------------
                                                      CARRYING     FAIR      CARRYING     FAIR
                                                       AMOUNT      VALUE      AMOUNT      VALUE
                                                      --------    -------    --------    -------
Publicly traded debt................................  $65,000     $62,156    $65,000     $61,100
Non-traded debts (including capital leases).........  $32,819     $32,819    $38,934     $38,934

     Interest Rate Swap -- The Company enters into interest rate swaps primarily to hedge against interest rate risks. These agreements generally involve the exchange of fixed and floating rate interest payment obligations without the exchange of the underlying principal amounts. Counterparties to this agreement are major financial institutions. During the first quarter of 2001, the Company entered into an interest rate swap agreement to moderate exposure to interest rate changes. Under this agreement, the Company effectively converted a portion of its floating rate debt to a fixed rate of 5.34% on $10,000 notional amount. Although this financial instrument did not meet the hedge accounting criteria of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," it continues to be effective in achieving the risk management objectives for which it was intended. The carrying value and the fair value of the interest rate swap at December 31, 2001 is $400 (liability). The change in the fair value is reflected in the Consolidated Statement of Operations in other (expense) income, net.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures. The adoption of SFAS No. 133 Statement did not have a material effect in 2001.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their useful lives. Additionally, SFAS No. 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

     The Company will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment test of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first or second quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

                                HAWK CORPORATION

C. BUSINESS ACQUISITIONS

     In March 1999, the Company acquired all of the outstanding stock of Allegheny Powder Metallurgy, Inc. (Allegheny) for $14,500 in cash and $2,000 in notes payable to the selling shareholders. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of the net assets acquired of $8,110 is currently being amortized over 30 years and is included in intangible assets. The results of operations of Allegheny are included in the Company's consolidated statements of operations since the date of acquisition.

     In November 1999, the Company acquired substantially all of the assets (except cash) and assumed certain liabilities of Quarter Master Industries, Inc. (Quarter Master) for $4,850 in cash and a $1,000 note payable to the selling shareholder. The purchase price also includes future contingent payments based on earnings. The Company does not anticipate these contingent payments to be material. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of the net assets acquired of $4,240 is currently being amortized over 15 years and is included in intangible assets. The results of operations of Quarter Master are included in the Company's consolidated statements of operations since the date of acquisition.

     In November 2000, the Company acquired all of the outstanding stock of Tex Racing Enterprises, Inc. (Tex Racing) for $6,030 in cash and a $1,500 note payable to the selling shareholder. The purchase price also includes future contingent payments based on earnings. The Company does not anticipate these contingent payments to be material. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of the net assets acquired of $4,700 is currently being amortized over 15 years and is included in intangible assets. The results of operations of Tex Racing are included in the Company's consolidated statements of operations since the date of acquisition.

     In December 2000, the Company acquired a majority of Net Shape membership interests for $480 in cash. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of net assets acquired in the amount of $742 is currently being amortized over 10 years and is included in intangible assets. The results of operations of Net Shape are included in the Company's consolidated statements of operations since the date of acquisition.

     The following unaudited pro forma consolidated results of operations for 2000 give effect to the Allegheny, Quarter Master, Tex Racing and Net Shape acquisitions as though they had occurred on January 1, 2000 and include certain adjustments, such as additional goodwill amortization expense.

                                                                YEAR ENDED
                                                                DECEMBER 31
                                                                   2000
                                                                -----------
Net sales...................................................     $209,435
                                                                 ========
Net income..................................................     $  5,658
                                                                 ========
Income per share -- basic...................................     $    .64
                                                                 ========
Income per share -- diluted.................................     $    .64
                                                                 ========

     Pro forma net sales and net income are not necessarily indicative of the net sales and net income that would have occurred had the acquisitions been made at the beginning of 2000 or the results that may occur in the future.

                                HAWK CORPORATION

D. INTANGIBLE ASSETS

     The components of intangible assets and related amortization periods are as follows:

                                                                 DECEMBER 31
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
Product certifications (19 to 40 years).....................  $20,820    $20,820
Goodwill (10 to 40 years)...................................   67,808     67,380
Deferred financing costs (5 to 7 years).....................    4,693      4,693
Proprietary formulations and patents (10 to 15 years).......    1,858      1,858
Other.......................................................    1,155      1,043
                                                              -------    -------
                                                               96,334     95,794
Accumulated amortization....................................  (29,629)   (25,081)
                                                              -------    -------
                                                              $66,705    $70,713
                                                              =======    =======

     Product certifications were acquired and valued based on the acquired company's position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

E. FINANCING ARRANGEMENTS

                                                                 DECEMBER 31
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Senior Notes................................................  $65,000   $65,000
Term Loan...................................................   17,500    22,500
Revolver....................................................    8,337     8,145
Other.......................................................    6,982     8,289
                                                              -------   -------
                                                               97,819   103,934
Less current portion........................................    6,862     7,273
                                                              -------   -------
                                                              $90,957   $96,661
                                                              =======   =======

     In November 1996, the Company issued $100,000 in Senior Notes (Senior Notes) due on December 1, 2003, of which $65,000 is outstanding at December 31, 2001. In accordance with the terms of the Senior Notes agreement, the Company has the option to redeem the Senior Notes prior to the due date. Interest is payable semi-annually on June 1 and December 1 of each year commencing June 1, 1997, at a fixed rate of 10.25%. In March 1997, the Senior Notes were exchanged for notes registered with the Securities and Exchange Commission. The Senior Notes are fully and unconditionally guaranteed on a joint and several basis by each of the direct and indirect wholly owned domestic subsidiaries of the Company (Guarantor Subsidiaries) (See Note N).

     In May 1998, the Company entered into a $35,000 term loan facility and a $50,000 revolving credit facility (the Credit Facility). The term loan has quarterly maturities of $1,250 beginning September 30, 1998 with the remaining principal of $12,500 due on March 31, 2003. The revolving credit facility matures March 31, 2003. As of December 31, 2001, the Company was paying an average rate of 6.4% on its Credit Facility outstanding compared to an average rate of 8.7% at December 31, 2000.

     On March 25, 2002, the Company amended the Credit Facility reducing the revolving credit component of the facility to $25,000, modifying the terms of financial covenants as of December 31, 2001 and future reporting periods and increasing the margin over the base interest rates. The interest rates on the credit facility range from 250 to 450 basis points over the Eurodollar rate, or alternatively, 125 to 325 basis points over the prime rate based

                                HAWK CORPORATION
on certain quarterly performance criteria. The Company is required to pay a facility fee of 0.50% on the commitment amount of the Credit Facility. The Credit Facility is collateralized by a security interest in the accounts receivable, inventory, equipment and real estate and other assets of the Company and its domestic subsidiaries, and the Company has pledged the stock of all of its U.S. subsidiaries and certain stock of its foreign subsidiaries as collateral. Restrictive terms of the credit facility require that the Company maintain specified financial ratios and comply with the loan covenants. Based on the amended Credit Facility, the Company was in compliance with the financial covenants as of December 31, 2001.

     As of December 31, 2001, the Company has approximately $6,200 available for future borrowings under its Credit Facility, as amended.

     The Company has stand-by Letters of Credit totaling $1,262. There are no outstanding balances at December 31, 2001.

     Aggregate principal payments due on long-term debt as of December 31, 2001 are as follows: 2002 -- $6,862; 2003 -- $88,215; 2004 -- $1,325; 2005 -- $826;
2006 -- $118; and thereafter -- $473.

F. SHAREHOLDERS' EQUITY

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

     On November 13, 1997, the Board of Directors declared a dividend of one Series E preferred share purchase right (a Right) for each outstanding share of common stock. The dividend was payable to the shareholders of record as of January 16, 1998, and with respect to common stock, issued thereafter until the Distribution Date, as defined in the Rights Agreement, and in certain circumstances, with respect to common stock issued after the Distribution Date. Except as set forth in the Rights Agreement, each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of Series E preferred stock at a price of $70 per one one-thousandth share of a Series E preferred stock, subject to adjustment.

G. EMPLOYEE STOCK OPTION PLAN

     The Company grants stock options to certain employees under various plans, to purchase shares of Class A common stock. During 2001, 2000 and 1999, the Company granted stock options to purchase an aggregate of 701,594, 328,878 and 147,400 shares, respectively, at exercise prices representing the closing market price of the Company's stock at the date of grant. The options vest ratably over specific defined periods. Canceled options are available for future issuance under the provisions of the stock option plans.

                                HAWK CORPORATION

     The following table summarizes the stock option activity for the years ended December 31, 2001, 2000 and 1999:

                                            2001                  2000                 1999
                                    --------------------   ------------------   ------------------
                                                WEIGHTED             WEIGHTED             WEIGHTED
                                                AVERAGE              AVERAGE              AVERAGE
                                                EXERCISE             EXERCISE             EXERCISE
                                     OPTIONS     PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                                    ---------   --------   -------   --------   -------   --------
Options outstanding at beginning
  of year.........................    766,267    $10.51    472,600    $13.78    340,200    $16.50
Granted...........................    701,594      3.64    328,878      6.11    147,400      7.47
Exercised.........................          -         -          -         -          -         -
Canceled..........................   (143,215)    10.45    (35,211)    13.16    (15,000)    13.83
                                    ---------    ------    -------    ------    -------    ------
Options outstanding at end of
  year............................  1,324,646    $ 6.73    766,267    $10.51    472,600    $13.78
Exercisable at the end of the
  year............................    242,169    $12.36    159,300    $14.91     65,340    $16.62
Weighted average fair value of
  options granted during the
  year............................               $ 2.56               $ 4.00               $ 4.13
Shares available for future
  grant...........................     75,354              633,733              227,400

     Exercise prices for options outstanding as of December 31, 2001 ranged from $3.00 to $18.70. A summary of the options by range of exercise prices is as follows:

                                              OUTSTANDING                    EXERCISABLE
                                  -----------------------------------    -------------------
                                                           WEIGHTED
                                             WEIGHTED      AVERAGE                  WEIGHTED
                                             AVERAGE      REMAINING                 AVERAGE
            RANGE OF                         EXERCISE    CONTRACTUAL                EXERCISE
         EXERCISE PRICE           OPTIONS     PRICE      LIFE (YEARS)    OPTIONS     PRICE
--------------------------------  -------    --------    ------------    -------    --------
$3.00 to $6.00..................  850,246     $ 3.96         9.5          30,709     $ 5.49
$6.01 to $12.00.................  263,700     $ 7.30         8.0          82,640     $ 7.42
$12.01 to $18.70................  210,700     $17.17         5.7         128,820     $17.17

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been reflected in the accompanying consolidated financial statements related to the stock options issued pursuant to these plans. If the Company had elected to recognize compensation expense based on the fair value at the grant dates for awards consistent with the method prescribed by SFAS No. 123, net income and net income per share would have been changed to the pro forma amounts indicated below:

                                                              YEAR ENDED DECEMBER 31
                                                             -------------------------
                                                              2001      2000     1999
                                                             -------   ------   ------
Net (loss) income:
  As reported..............................................  $(4,336)  $5,770   $6,329
  Pro forma................................................   (5,158)   4,975    5,469
(Loss) earnings per share (basic and diluted):
  As reported..............................................     (.52)     .66      .71
  Pro forma................................................     (.62)     .58      .63

                                HAWK CORPORATION

     The fair value of the options granted used to compute pro forma net (loss) income and (loss) earnings per share disclosures is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                             YEAR ENDED DECEMBER 31
                                                           ---------------------------
                                                            2001      2000      1999
                                                           -------   -------   -------
Dividend yield...........................................       0%        0%        0%
Expected volatility......................................    58.4%     57.8%     48.8%
Risk free interest rate..................................    5.00%     5.25%      6.5%
Expected average holding period..........................  7 YEARS   7 years   7 years

H. EMPLOYEE BENEFITS

     The Company has several defined benefit pension plans that cover certain employees. Benefits payable are based primarily on compensation and years of service or a fixed annual benefit for each year of service. Certain hourly employees are also covered under collective bargaining agreements. The Company funds the plans in amounts sufficient to satisfy the minimum amounts required under the Employee Retirement Income Security Act of 1974.

                                HAWK CORPORATION

     The components of the defined benefit pension plans are as follows:

                                                                 DECEMBER 31
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
  Change in benefit obligation:
       Benefit obligation at beginning of year..............  $15,003   $12,530
       Service cost.........................................      550       508
       Interest cost........................................    1,148     1,019
       Actuarial losses.....................................    1,609     1,601
       Plan amendments......................................       --       220
       Foreign currency exchange rate charges...............      (41)      (25)
     Benefits paid..........................................     (741)     (850)
                                                              -------   -------
     Benefit obligation at end of year......................  $17,528   $15,003
                                                              =======   =======
Change in plan assets:
     Fair value of plan assets at beginning of year.........  $19,449   $20,270
     Actual return on plan assets...........................     (190)     (398)
     Foreign currency exchange rate charges.................      (67)      (45)
     Company contributions..................................      948       472
     Benefits paid..........................................     (741)     (850)
                                                              -------   -------
Fair value of plan assets at end of year....................  $19,399   $19,449
                                                              =======   =======
Funded status of the plans..................................  $ 1,871   $ 4,446
Unrecognized net actuarial losses (gains)...................    1,484    (1,882)
Unrecognized prior service cost.............................      500       576
                                                              -------   -------
Net prepaid benefit cost....................................  $ 3,855   $ 3,140
                                                              =======   =======
Amounts recognized in the balance sheet consist of the
  following:
       Prepaid benefit cost.................................  $ 3,855   $ 3,140
       Accrued benefit liability............................   (1,400)     (393)
       Intangible asset.....................................      454       253
       Cumulative other comprehensive loss..................      946       140
                                                              -------   -------
Net amount recognized.......................................  $ 3,855   $ 3,140
                                                              =======   =======

     Amounts applicable to the Company's underfunded pension plans at December 31, 2001 and 2000 are as follows:

                                                                DECEMBER 31
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Projected benefit obligation................................  $4,877   $4,303
Accumulated benefit obligation..............................   4,877    4,269
Fair value of plan assets...................................   4,120    4,139
Amounts recognized as accrued benefit liabilities...........   1,400      393
Amounts recognized as intangible asset......................     454      253

                                HAWK CORPORATION

                                                             YEAR ENDED DECEMBER 31
                                                           ---------------------------
                                                            2001      2000      1999
                                                           -------   -------   -------
Components of net periodic pension cost:
  Service cost...........................................  $   550   $   508   $   613
  Interest cost..........................................    1,148     1,019       920
  Expected return on plan assets.........................   (1,585)   (1,455)   (1,498)
  Amortization of prior service cost.....................       76        67        60
  Recognized net actuarial loss (gain)...................       10       (26)       58
                                                           -------   -------   -------
                                                           $   199   $   113   $   153
                                                           =======   =======   =======

     The plans' assets are primarily invested in fixed income and equity securities. In addition, one of the Company's defined benefit plans also contains investments in the Company's stock. As of December 31, 2001 60,000 shares of the Company's stock were held by the defined benefit plan at a cost of $717. The market value of such investment as of December 31, 2001 was $216.

     The following assumptions were used in accounting for the defined benefit plans:

                                                              2001   2000   1999
                                                              ----   ----   ----
Used to compute the projected benefit obligation as of
  December 31:
     Weighted average discount rate.........................  7.25%  7.5%   8.0%
     Annual salary increase.................................   3.0%  3.0%   3.0%
     Weighted average expected long-term rate of return on
      plan assets for the year ended December 31............   9.0%  9.5%   9.5%

     The Company also sponsors several defined contribution plans which provide voluntary employee contributions and, in certain plans, matching and discretionary employer contributions. Expenses associated with these plans were approximately $581 in 2001, $1,444 in 2000 and $1,263 in 1999. In 2001, the
Company made no discretionary employer contributions.

I. LEASE OBLIGATIONS

     The Company has capital lease commitments for buildings and equipment. Future minimum annual rentals are: 2002 -- $300; 2003 -- $218; 2004 -- $206;
2005 -- $151; 2006 -- $35; and thereafter -- $0. Amount representing interest is $130. Total capital lease obligations are included in other long-term debt. Amortization of assets recorded under capital leases is included with depreciation expense.

     The Company leases certain office and warehouse facilities and equipment under operating leases. Rental expense was approximately $2,131 in 2001, $1,828 in 2000 and $1,127 in 1999. Future noncancelable minimum lease commitments under these agreements that have an original or existing term in excess of one year as of December 31, 2001 are as follows: 2002 -- $1,864; 2003 -- $1,550;
2004 -- $1,437; 2005 -- $1,054; 2006 -- $502; and thereafter -- $474.

                                HAWK CORPORATION

J. INCOME TAXES

     The (benefit) provision for income taxes consists of the following:

                                                              YEAR ENDED DECEMBER 31
                                                             -------------------------
                                                              2001      2000     1999
                                                             -------   ------   ------
Current:
  Federal..................................................  $(2,792)  $2,020   $1,771
  State and local..........................................      (26)     171      113
  Foreign..................................................      297      527      251
                                                             -------   ------   ------
                                                              (2,521)   2,718    2,135
Deferred:
  Federal..................................................    1,118    1,468    1,259
  State and local..........................................       62      119      138
  Foreign..................................................     (517)      55      130
                                                             -------   ------   ------
                                                                 663    1,642    1,527
                                                             -------   ------   ------
Total income tax (benefit) provision.......................  $(1,858)  $4,360   $3,662
                                                             =======   ======   ======

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                               2001      2000
                                                              -------   -------
Deferred tax assets:
  Accrued vacation..........................................  $   529   $   530
  Other accruals............................................      836       639
  Foreign capital leases....................................    1,278     1,304
  Foreign net operating loss carryforwards..................      496        --
  Inventory.................................................      472       871
                                                              -------   -------
Total deferred tax assets...................................    3,611     3,344
Deferred tax liabilities:
  Tax over book depreciation and amortization...............   11,381    11,384
  Employee benefits.........................................      373       687
  Foreign leased property...................................    1,627     1,666
  Other.....................................................        8        48
                                                              -------   -------
Total deferred tax liabilities..............................   13,389    13,785
                                                              -------   -------
Net deferred tax liabilities................................  $ 9,778   $10,441
                                                              =======   =======

                                HAWK CORPORATION

     The (benefit) provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows:

                                                                   DECEMBER 31
                                                              ---------------------
                                                              2001      2000   1999
                                                              -----     ----   ----
Income tax (benefit) expense at federal statutory rate......  (35.0)%   35.0%  35.0%
State and local tax, net of federal tax benefit.............    0.4      1.8    1.6
Nondeductible goodwill amortization.........................    6.2      3.9    4.0
Adjustment to worldwide tax accrual and other, net..........   (1.6)     2.3   (3.9)
                                                              -----     ----   ----
Provision for income taxes..................................  (30.0)%   43.0%  36.7%
                                                              =====     ====   ====

     The increase in the Company's effective tax rate from 1999 to 2000 was primarily attributable to the increase in higher tax rate foreign earnings relative to the domestic earnings taxed at the federal statutory rate. The adjustment to worldwide tax accrual and other, net component of the income tax rate reconciliation includes adjustments to tax accruals as a result of the resolution of certain tax contingencies during the periods presented.

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $6,500 at December 31, 2001. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. The Company cannot determine in any practical manner the amount of income tax liability that would result had such earnings actually been repatriated. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, which may be offset by foreign tax credits, and withholding taxes payable to various foreign countries.

K. (LOSS) EARNINGS PER SHARE

     Basic and diluted (loss) earnings per share are computed as follows:

                                                              YEAR ENDED DECEMBER 31
                                                             -------------------------
                                                              2001      2000     1999
                                                             -------   ------   ------
(Loss) income available to common shareholders:
  Net (loss) income........................................  $(4,336)  $5,770   $6,329
  Less: Preferred stock dividends..........................      150      152      148
                                                             -------   ------   ------
Net (loss) income attributable to common shareholders......  $(4,486)  $5,618   $6,181
                                                             =======   ======   ======
Weighted average shares (in thousands):
     Basic weighted average shares.........................    8,552    8,548    8,657
                                                             =======   ======   ======
     Diluted:
     Basic from above......................................    8,552    8,548    8,657
     Effect of stock options...............................       --       21       --
                                                             -------   ------   ------
Diluted weighted average shares............................    8,552    8,569    8,657
                                                             =======   ======   ======
(Loss) earnings per share:
  Basic (loss) earnings per share..........................  $  (.52)  $  .66   $  .71
                                                             =======   ======   ======
  Diluted (loss) earnings per share........................  $  (.52)  $  .66   $  .71
                                                             =======   ======   ======

     Stock options outstanding were not included in the computation of diluted earnings per share for 2001 and 1999, since it would have resulted in an anti-dilutive effect.

                                HAWK CORPORATION

L. RELATED PARTIES

     In July 1995, certain shareholders of the Company issued interest-bearing notes to the Company in the amount of $2,000, enabling them to repay certain indebtedness incurred by them with respect to an acquisition. The notes are due and payable on December 31, 2005 and bear interest at the prime rate. The balance outstanding at December 31, 2001 and 2000 is $1,010.

M. BUSINESS SEGMENTS

     During 2000, as a result of recent acquisitions, the Company changed its segment reporting structure to match management's internal reporting of businesses operations. Significant changes include the segregation of the performance automotive and motor businesses.

     The Company now operates in four primary business segments: friction products, precision components (formerly powder metal), performance automotive and motors. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

     The friction products segment engineers, manufactures and markets specialized components, used in a variety of aerospace, industrial and commercial applications. The Company, through this segment, is a worldwide supplier of friction components for brakes, clutches and transmissions.

     The precision components segment engineers, manufactures and markets specialized powder metal components, used primarily in industrial applications. The Company, through this segment, targets three areas of the powder metal component marketplace: high precision components that are used in fluid power applications, large structural powder metal parts used in construction, agricultural and truck applications, and smaller high-volume parts.

     The performance automotive segment engineers, manufactures and markets high performance friction material for use in racing car brakes in addition to premium branded clutch and drive train components. The Company, through this segment, targets leading teams in the NASCAR racing series, as well as high-performance street vehicles and other road race and oval track competition cars.

     The motor segment engineers, manufactures and markets die-cast aluminum rotors for use in subfractional electric motors. The Company, through this segment, targets a wide variety of application such as business equipment, small household appliances and HVAC systems.

     The information by segment is as follows:

                                                           YEAR ENDED DECEMBER 31
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Net Sales to external customers:
  Friction products..................................  $100,407   $112,521   $114,620
  Precision components...............................    58,272     72,019     61,063
  Performance automotive.............................    16,687      9,358      3,324
  Motor..............................................     9,022      8,431      8,631
                                                       --------   --------   --------
Consolidated.........................................  $184,388   $202,329   $187,638
                                                       ========   ========   ========
Depreciation and amortization:
  Friction products..................................  $  8,928   $  8,975   $  8,661
  Precision components...............................     4,886      4,525      4,080
  Performance automotive.............................     1,090        708        281
  Motor..............................................     1,025        768        651
                                                       --------   --------   --------
Consolidated.........................................  $ 15,929   $ 14,976   $ 13,673
                                                       ========   ========   ========

                                HAWK CORPORATION

                                                           YEAR ENDED DECEMBER 31
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Gross profit (loss):
  Friction products..................................  $ 24,431   $ 29,705   $ 27,213
  Precision components...............................    11,495     19,360     17,806
  Performance automotive.............................     4,322      4,052      1,442
  Motor..............................................      (269)     1,825      2,298
                                                       --------   --------   --------
Consolidated.........................................  $ 39,979   $ 54,942   $ 48,759
                                                       ========   ========   ========
Operating income (loss):
  Friction products..................................  $  8,612   $ 11,954   $ 10,022
  Precision components...............................       312      8,419      8,737
  Performance automotive.............................    (1,941)       356        155
  Motor..............................................    (3,411)    (1,266)      (350)
                                                       --------   --------   --------
Consolidated.........................................  $  3,572   $ 19,463   $ 18,564
                                                       ========   ========   ========
Capital expenditures: (including capital leases):
  Friction products..................................  $  3,734   $  3,731   $  5,205
  Precision components...............................     2,882      4,416      3,015
  Performance automotive.............................     1,437        411        423
  Motor..............................................     1,043      1,955      1,576
                                                       --------   --------   --------
Consolidated.........................................  $  9,096   $ 10,513   $ 10,219
                                                       ========   ========   ========

                                                                  DECEMBER 31
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Total assets:
  Friction products.........................................  $ 99,163    $110,242
  Precision components......................................    69,002      72,603
  Performance automotive....................................    19,565      17,226
  Motor.....................................................    16,375      15,314
                                                              --------    --------
Consolidated................................................  $204,105    $215,385
                                                              ========    ========

     Geographic information for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                   2001                                 2000                                 1999
                    ----------------------------------   ----------------------------------   ----------------------------------
                     DOMESTIC     FOREIGN                 DOMESTIC     FOREIGN                 DOMESTIC     FOREIGN
                    OPERATIONS   OPERATIONS    TOTAL     OPERATIONS   OPERATIONS    TOTAL     OPERATIONS   OPERATIONS    TOTAL
                    ----------   ----------   --------   ----------   ----------   --------   ----------   ----------   --------
                                                                   (IN THOUSANDS)
Net sales.........   $160,810     $23,578     $184,388    $180,632     $21,697     $202,329    $166,429     $21,209     $187,638
Income (loss) from
  operations......      6,980      (3,408)       3,572      19,499         (36)      19,463      18,131         433       18,564
Net (loss)
  income..........       (211)     (4,125)      (4,336)      7,274      (1,504)       5,770       6,916        (587)       6,329
Total assets......    186,532      17,573      204,105     194,659      20,726      215,385     187,363      22,257      209,620

     The Company has foreign operations in Canada, Italy, Mexico and China.

N. SUPPLEMENTAL GUARANTOR INFORMATION

     As discussed in Note E, each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest with respect to the Senior Notes. The Guarantor Subsidiaries are direct or indirect wholly owned subsidiaries of the Company.

                                HAWK CORPORATION

     The following supplemental consolidating condensed financial statements present:

        Consolidating condensed balance sheets as of December 31, 2001 and December 31, 2000, consolidating condensed statements of operations for the years ended December 31, 2001, 2000 and 1999 and consolidating condensed statements of cash flows for the years ended December 31, 2001, 2000 and 1999.

        Hawk Corporation (Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries consisting of the Company's subsidiaries in Canada, Italy, Mexico and China with their investments in subsidiaries accounted for using the equity method.

        Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

     Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

                                                             DECEMBER 31, 2001
                                   ---------------------------------------------------------------------
                                                COMBINED       COMBINED
                                               GUARANTOR     NON-GUARANTOR
                                    PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   --------   ------------   -------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents......  $  1,073     $    247        $ 1,764                       $  3,084
  Accounts receivable, net.......       160       18,828          6,785                         25,773
  Inventories....................        42       22,566          6,544                         29,152
  Deferred income taxes..........     1,111                          89                          1,200
  Other current assets...........     2,976        1,143            519                          4,638
                                   --------     --------        -------       ---------       --------
Total current assets.............     5,362       42,784         15,701                         63,847
Investment in subsidiaries.......       794       (1,080)                           286
Inter-company advances, net......   153,455        9,447         (8,555)       (154,347)
Property, plant and equipment....        18       58,026          9,319                         67,363
Intangible assets................       199       66,506                                        66,705
Other............................     1,010        5,082          1,108          (1,010)         6,190
                                   --------     --------        -------       ---------       --------
Total assets.....................  $160,838     $180,765        $17,573       $(155,071)      $204,105
                                   ========     ========        =======       =========       ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current liabilities:
  Accounts payable...............               $ 10,292        $ 3,140                       $ 13,432
  Accrued compensation...........  $    (18)       4,440            811                          5,233
  Other accrued expenses.........     1,449        4,345          1,038                          6,832
  Current portion of long-term
     debt........................     5,000        1,669            193                          6,862
                                   --------     --------        -------       ---------       --------
Total current liabilities........     6,431       20,746          5,182                         32,359
Long-term liabilities:
  Long-term debt.................    82,450        4,765          3,742                         90,957
  Deferred income taxes..........    10,894                          84                         10,978
  Other..........................                  2,154          1,220                          3,374
  Inter-company advances, net....     1,350      144,786          8,425        (154,561)
                                   --------     --------        -------       ---------       --------
Total long-term liabilities......    94,694      151,705         13,471        (154,561)       105,309
                                   --------     --------        -------       ---------       --------
Total liabilities................   101,125      172,451         18,653        (154,561)       137,668
Shareholders' equity.............    59,713        8,314         (1,080)           (510)        66,437
                                   --------     --------        -------       ---------       --------
Total liabilities and
  shareholders' equity...........  $160,838     $180,765        $17,573       $(155,071)      $204,105
                                   ========     ========        =======       =========       ========

                                HAWK CORPORATION

                                                             DECEMBER 31, 2000
                                   ---------------------------------------------------------------------
                                                COMBINED       COMBINED
                                               GUARANTOR     NON-GUARANTOR
                                    PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                   --------   ------------   -------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents......  $    553     $  1,027        $ 2,430                       $  4,010
  Accounts receivable, net.......                 22,785          6,817                         29,602
  Inventories....................                 25,792          6,072                         31,864
  Deferred income taxes..........     1,199                         (86)                         1,113
  Other current assets...........       967        1,363            646                          2,976
                                   --------     --------        -------       ---------       --------
Total current assets.............     2,719       50,967         15,879                         69,565
Investment in subsidiaries.......       794        3,168                      $  (3,962)
Inter-company advances, net......   160,192        5,784         (5,084)       (160,892)
Property, plant and equipment....        26       61,219          9,156                         70,401
Intangible assets................       207       70,506                                        70,713
Other............................     1,010        3,931            775          (1,010)         4,706
                                   --------     --------        -------       ---------       --------
Total assets.....................  $164,948     $195,575        $20,726       $(165,864)      $215,385
                                   ========     ========        =======       =========       ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY
Current liabilities:
  Accounts payable...............               $  8,313        $ 3,266                       $ 11,579
  Accrued compensation...........  $      5        6,854            932                          7,791
  Other accrued expenses.........       633        5,047            766                          6,446
  Current portion of long-term
     debt........................     5,000        1,901            372                          7,273
                                   --------     --------        -------       ---------       --------
Total current liabilities........     5,638       22,115          5,336                         33,089
Long-term liabilities:
  Long-term debt.................    90,645        5,574            442                         96,661
  Deferred income taxes..........    11,128                         426                         11,554
  Other..........................                  1,237          1,155                          2,392
  Inter-company advances, net....     1,197      149,909         10,199       $(161,305)
                                   --------     --------        -------       ---------       --------
Total long-term liabilities......   102,970      156,720         12,222        (161,305)       110,607
                                   --------     --------        -------       ---------       --------
Total liabilities................   108,608      178,835         17,558        (161,305)       143,696
Minority interest Shareholders'
  equity.........................    56,340       16,740          3,168          (4,559)        71,689
                                   --------     --------        -------       ---------       --------
Total liabilities and
  shareholders' equity...........  $164,948     $195,575        $20,726       $(165,864)      $215,385
                                   ========     ========        =======       =========       ========

                                HAWK CORPORATION

                                                         YEAR ENDED DECEMBER 31, 2001
                                     --------------------------------------------------------------------
                                                 COMBINED       COMBINED
                                                GUARANTOR     NON-GUARANTOR
                                     PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     -------   ------------   -------------   ------------   ------------
Net sales..........................              $160,810        $23,578                       $184,388
Cost of sales......................               122,070         22,339                        144,409
                                     -------     --------        -------        -------        --------
Gross profit.......................                38,740          1,239                         39,979
Expenses:
  Selling, technical and
     administrative expenses.......  $  (545)      27,757          4,647                         31,859
  Amortization of intangible
     assets........................        9        4,539                                         4,548
                                     -------     --------        -------        -------        --------
Total expenses.....................     (536)      32,296          4,647                         36,407
                                     -------     --------        -------        -------        --------
Income (loss) from operations......      536        6,444         (3,408)                         3,572
Interest (income) expense, net.....   (3,686)      12,050            872                          9,236
Income (loss) from equity
  investees........................   (7,520)      (4,125)                      $11,645
Other (income) expense.............      579         (114)            65                            530
                                     -------     --------        -------        -------        --------
Income (loss) before income
  taxes............................   (3,877)      (9,617)        (4,345)        11,645          (6,194)
Income tax (benefit) provision.....      459       (2,097)          (220)                        (1,858)
                                     -------     --------        -------        -------        --------
Net income (loss)..................  $(4,336)    $ (7,520)       $(4,125)       $11,645        $ (4,336)
                                     =======     ========        =======        =======        ========

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
                                     =======     ========        =======        =======        ========

                                HAWK CORPORATION

                                                         YEAR ENDED DECEMBER 31, 1999
                                     --------------------------------------------------------------------
                                                 COMBINED       COMBINED
                                                GUARANTOR     NON-GUARANTOR
                                     PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     -------   ------------   -------------   ------------   ------------
Net sales..........................              $166,429        $21,209                       $187,638
Cost of sales......................  $  (165)     121,163         17,881                        138,879
                                     -------     --------        -------        -------        --------
Gross profit.......................      165       45,266          3,328                         48,759
Expenses:
  Selling, technical and
     administrative expenses.......     (283)      23,754          2,895                         26,366
  Amortization of intangible
     assets........................        8        3,821                                         3,829
                                     -------     --------        -------        -------        --------
Total expenses.....................     (275)      27,575          2,895                         30,195
                                     -------     --------        -------        -------        --------
Income from operations.............      440       17,691            433                         18,564
Interest (income) expense, net.....   (3,782)      12,220            540                          8,978
Income (loss) from equity
  investees........................    3,688         (587)                      $(3,101)
Other (income) expense.............       (4)        (500)            99                           (405)
                                     -------     --------        -------        -------        --------
Income (loss) before income
  taxes............................    7,914        5,384           (206)        (3,101)          9,991
Income taxes.......................    1,585        1,696            381                          3,662
                                     -------     --------        -------        -------        --------
Net income (loss)..................  $ 6,329     $  3,688        $  (587)       $(3,101)       $  6,329
                                     =======     ========        =======        =======        ========

                                                        YEAR ENDED DECEMBER 31, 2001
                                    ---------------------------------------------------------------------
                                                 COMBINED       COMBINED
                                                GUARANTOR     NON-GUARANTOR
                                     PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
Net cash provided by (used in)
  operating activities............  $  8,865     $ 7,445        $ (1,840)                      $14,470
Cash flows from investing
  activities:
  Purchases of property, plant and
     equipment....................                (7,183)         (1,913)                       (9,096)
                                    --------     -------        --------        -------        -------
Net cash used in investing
  activities......................                (7,183)         (1,913)                       (9,096)
Cash flows from financing
  activities:
  Proceeds from long-term debt....    35,820       1,126           3,511                        40,457
  Payments on long-term debt......   (44,015)     (2,168)           (337)                      (46,520)
  Payment of preferred stock
     dividends....................      (150)                                                     (150)
                                    --------     -------        --------        -------        -------
Net cash (used in) provided by
  financing activities............    (8,345)     (1,042)          3,174                        (6,213)
  Effect of exchange rate changes
     on cash......................                                   (87)                          (87)
                                    --------     -------        --------        -------        -------
Net (decrease) increase in cash
  and cash equivalents............       520        (780)           (666)                         (926)
Cash and cash equivalents, at
  beginning of period.............       553       1,027           2,430                         4,010
                                    --------     -------        --------        -------        -------
Cash and cash equivalents, at end
  of period.......................  $  1,073     $   247        $  1,764        $    --        $ 3,084
                                    ========     =======        ========        =======        =======

                                HAWK CORPORATION

                                                        YEAR ENDED DECEMBER 31, 2000
                                    ---------------------------------------------------------------------
                                                 COMBINED       COMBINED
                                                GUARANTOR     NON-GUARANTOR
                                     PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
Net cash provided by operating
  activities......................  $  7,330     $ 9,976         $ 4,258                       $ 21,564
Cash flows from investing
  activities:
  Business acquisitions...........    (6,510)                                                    (6,510)
  Purchases of property, plant and
     equipment....................                (7,747)         (2,742)                       (10,489)
  Proceeds from sale of assets....                    69                                             69
                                    --------     -------         -------        -------        --------
Net cash used in investing
  activities......................    (6,510)     (7,678)         (2,742)                       (16,930)
Cash flows from financing
  activities:
  Payments on short-term debt.....                                  (808)                          (808)
  Proceeds from long-term debt....    29,443         774                                         30,217
  Payments on long-term debt......   (31,249)     (2,238)           (399)                       (33,886)
  Payment of preferred stock
     dividends....................      (152)                                                      (152)
                                    --------     -------         -------        -------        --------
Net cash used in financing
  activities......................    (1,958)     (1,464)         (1,207)                        (4,629)
  Effect of exchange rate changes
     on cash......................                                    12                             12
                                    --------     -------         -------        -------        --------
Net (decrease) increase in cash
  and cash equivalents............    (1,138)        834             321                             17
Cash and cash equivalents, at
  beginning of period.............     1,691         193           2,109                          3,993
                                    --------     -------         -------        -------        --------
Cash and cash equivalents, at end
  of period.......................  $    553     $ 1,027         $ 2,430        $    --        $  4,010
                                    ========     =======         =======        =======        ========

                                HAWK CORPORATION

                                                        YEAR ENDED DECEMBER 31, 1999
                                    ---------------------------------------------------------------------
                                                 COMBINED       COMBINED
                                                GUARANTOR     NON-GUARANTOR
                                     PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
Net cash provided by operating
  activities......................  $ 11,158     $ 4,886         $ 3,702                       $ 19,746
Cash flows from investing
  activities:
  Business acquisitions...........   (19,350)                                                   (19,350)
  Purchases of property, plant and
     equipment....................                (7,953)         (2,181)                       (10,134)
  Proceeds from sale of assets....                 3,682                                          3,682
                                    --------     -------         -------          ---          --------
Net cash used in investing
  activities......................   (19,350)     (4,271)         (2,181)                       (25,802)
Cash flows from financing
  activities:
  Proceeds from long-term debt....    37,897         125                                         38,022
  Payments on long-term debt......   (37,946)     (1,147)           (608)                       (39,701)
  Payment of preferred stock
     dividends....................      (148)                                                      (148)
  Repurchase of common stock......    (2,798)                                                    (2,798)
                                    --------     -------         -------          ---          --------
Net cash used in financing
  activities......................    (2,995)     (1,022)           (608)                        (4,625)
  Effect of exchange rate changes
     on cash......................                   554            (197)                           357
                                    --------     -------         -------          ---          --------
Net (decrease) increase in cash
  and cash equivalents............   (11,187)        147             716                        (10,324)
Cash and cash equivalents, at
  beginning of period.............    12,878          46           1,393                         14,317
                                    --------     -------         -------          ---          --------
Cash and cash equivalents, at end
  of period.......................  $  1,691     $   193         $ 2,109          $--          $  3,993
                                    ========     =======         =======          ===          ========

O. SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                       MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,    MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                         2001        2001         2001            2001          2000        2000         2000            2000
                       ---------   --------   -------------   ------------    ---------   --------   -------------   ------------
Net sales............   $53,781    $47,419       $42,208        $40,980        $55,170    $53,837       $47,861        $45,461
Gross profit.........    13,820     10,334         8,704          7,121         14,943     14,958        13,362         11,679
Net income (loss)....       857     (1,419)         (953)        (2,821)         2,164      1,910         1,493            203
Basic earnings (loss)
  per share..........   $   .10    $  (.17)      $  (.12)       $  (.33)       $   .25    $   .22       $   .17        $   .02
Diluted earnings
  (loss) per share...   $   .10    $  (.17)      $  (.12)       $  (.33)       $   .25    $    22       $   .17        $   .02

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated herein by reference to the Registrant's definitive Proxy Statement relating to its 2002 Annual Meeting of Stockholders (the "Proxy Statement"), under the captions "Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance." This Proxy Statement will be filed with the SEC prior to April 30, 2002.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

     The following consolidated financial statements of the Company are included in Item 8:

              (i) Consolidated Balance Sheets at December 31, 2001 and 2000

              (ii) Consolidated Statements of Operations for the years ended
                   December 31, 2001, 2000 and 1999

             (iii) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999

              (iv) Consolidated Statements of Cash Flows for the years ended
                   December 31, 2001, 2000 and 1999

              (v) Notes to Consolidated Financial Statements for the years ended
                  December 31, 2001, 2000 and 1999

     All consolidated financial schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K:

     None.

(c) Exhibits:

   3.1     Form of the Company's Second Amended and Restated
           Certificate of Incorporation (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg.
           No.333-40535))
   3.2 The Company's Amended and Restated By-laws (Incorporated by reference to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission (Reg. No.
           001-13797))
   4.1     Form of Rights Agreement between the Company and Continental
           Stock Transfer & Trust Company, as Rights Agent
           (Incorporated by reference to the Company's Registration
           Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))
   4.2 Indenture, dated as of November 27, 1996, by and among the Company, Friction Products Co., Hawk Brake, Inc., Logan
           Metal Stampings, Inc., Helsel, Inc., S.K. Wellman Holdings,
           Inc., S.K. Wellman Corp., Wellman Friction Products U.K.
           Corp., Hutchinson Products Corporation, and Bank One Trust
           Company, NA, as Trustee (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
   4.3 Form of 10 1/4% Senior Note due 2003 (Incorporated by reference to the Company's Registration Statement on Form
           S-4 as filed with the Securities and Exchange
           Commission(Reg. No. 333-18433))
   4.4 Form of Series B 10 1/4% Senior Note due 2003 (Incorporated by reference to the Company's Registration Statement on Form
           S-4 as filed with the Securities and Exchange
           Commission(Reg. No. 333-18433))
   4.5     Stockholders' Voting Agreement, effective as of November
           27,1996, by and among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the
           Weinberg Family Limited Partnership, Byron S. Krantz and the
           Krantz Family Limited Partnership (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg.
           No.333-18433))
   4.6     Letter agreement, dated January 5, 1998, amending the
           Stockholders' Voting Agreement, effective as of November 27,
           1996, by and among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the
           Weinberg Family Limited Partnership, Byron S. Krantz and the
           Krantz Family Limited Partnership (Incorporated by reference to the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No.
           333-40535))
  10.1 Employment Agreement, dated as of November 1, 1996, between the Company and Norman C. Harbert (Incorporated by reference to the Company's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No.
           333-18433))
  10.2 Form of Amended and Restated Wage Continuation Agreement between the Company and Norman C. Harbert (Incorporated by reference to the Company's Registration Statement on Form
           S-1 as filed with the Securities and Exchange Commission
           (Reg. No. 333-40535))
  10.3 Employment Agreement, dated as of November 1, 1996, between the Company and Ronald E. Weinberg (Incorporated by reference to the Company's Registration Statement on Form
           S-4 as filed with the Securities and Exchange Commission
           (Reg. No. 333-18433))
  10.4     Amendment No. 1 to the Employment Agreement, dated as of
           October 24, 2000, between the Company and Norman C. Harbert
           (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2001 as filed with the Securities and Exchange Commission)
  10.5     Amendment No. 1 to the Employment Agreement, dated as of
           October 24, 2000, between the Company and Ronald E. Weinberg
           (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended March 31, 2001 as filed with the Securities and Exchange Commission)
  10.6*    Amended and Restated Employment Agreement, dated as of
           December 31, 2001, by and among the Company, Friction
           Products Co. and Ronald E. Weinberg

  10.7*    Amended and Restated Employment Agreement, dated as of
           December 31, 2001, by and among the Company, Friction
           Products Co. and Norman C. Harbert
  10.8* Amended and Restated Wage Continuation Agreement, dated as of December 31, 2001, by and among the Company, Friction
           Products Co. and Norman C. Harbert
  10.9* Consultant Agreement, dated as of December 31, 2001, by and among the Company, Friction Products Co. and Norman C.
           Harbert
  10.10 Letter agreement, dated as of March 26, 1998, amending the Employment Agreement and the Consulting Agreement, each dated July 1, 1994, between Helsel, Inc. and Jess F. Helsel
           (Incorporated by reference to the Company's Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission)
  10.11 Form of the Promissory Notes, each dated June 30, 1995, issued by of Norman C. Harbert and Ronald E. Weinberg to the Company (Incorporated by reference to the Company's
           Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
  10.12    Letter agreement, dated October 1, 1996, amending the
           Promissory Notes, dated June 30, 1995, issued by each of Norman C. Harbert and Ronald E. Weinberg to the Company
           (Incorporated by reference to the Company's Registration
           Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
  10.13 Credit Agreement, dated as of May 1, 1998, among the Company and KeyBank National Association, as Swing Line Lender,
           Administrative Agent and as Syndication Agent (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1998 as filed with the Securities and Exchange Commission)
  10.14 Subsidiary Guaranty, dated as of May 1, 1998, among the subsidiaries of the Company, as guarantors, and KeyBank
           National Association, as Administrative Agent (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 1998 as filed with the Securities and Exchange Commission)
  10.15    Amendment No. 1, dated as of November 22, 2000 to Credit
           Agreement among the Company and KeyBank National
           Association, as Lender, the Swing Line Lender, a Letter of
           Credit Issuer and as the Syndication Agent and the Administrative Agent
  10.16 Hawk Corporation 1997 Stock Option Plan (Incorporated by reference to the Company's Registration Statement on Form
           S-1 as filed with the Securities and Exchange Commission
           (Reg. No. 333-40535))
  10.17    Hawk Corporation 2000 Long Term Incentive Plan
  10.18    Hawk Corporation Annual Incentive Compensation Plan
  10.19    Amendment No. 2 to Credit Agreement, dated as of July 31,
           2001, by and among the Company, the Lenders identified therein and KeyBank National Association, a national banking association, as the Administrative Agent under the Credit
           Agreement (Incorporated by reference to the Company's Form
           10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
  10.20 Form of Security Agreement, dated as of August 10, 2001, by and between KeyBank National Association, the Company and each of the following subsidiaries of the Company: Allegheny
           Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc.,
           Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc.,
           Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings,
           Inc., Net Shape Technologies LLC, Quarter Master Industries,
           Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc.,
           Sinterloy Corporation, Tex Racing Enterprises, Inc. and
           Wellman Friction Products U.K. Corp (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)

  10.21 Form of Pledge Agreement, dated as of August 10, 2001, by and between KeyBank National Association, the Company and each of the following subsidiaries of the Company: Allegheny
           Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc.,
           Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc.,
           Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings,
           Inc., Net Shape Technologies LLC, Quarter Master Industries,
           Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc.,
           Sinterloy Corporation, Tex Racing Enterprises, Inc. and
           Wellman Friction Products U.K. Corp (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
  10.22 Form of Intellectual Property Security Agreement, dated as of August 10, 2001, by and between the Company and each of the following subsidiaries of the Company: Allegheny Powder
           Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction
           Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel,
           Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net
           Shape Technologies LLC, Quarter Master Industries, Inc.,
           S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy
           Corporation, Tex Racing Enterprises, Inc. and Wellman
           Friction Products U.K. Corp. (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June
           30, 2001 as filed with the Securities and Exchange
           Commission)
  10.23 Form of Guaranty Agreement of Payment of Obligations, dated as of August 10, 2001, by and between KeyBank National
           Association and each of the following subsidiaries of the
           Company: Allegheny Powder Metallurgy, Inc., Clearfield
           Powdered Metals, Inc., Friction Products Co., Hawk Brake,
           Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan
           Metal Stampings, Inc., Net Shape Technologies LLC, Quarter
           Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman
           Holdings, Inc., Sinterloy Corporation, Tex Racing
           Enterprises, Inc. and Wellman Friction Products U.K. Corp.
           (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
  10.24    Form of Open Ended Ohio Mortgage, executed as of August 10,
           2001, in favor of KeyBank National Association by each of the following subsidiaries of the Company: Friction Products
           Co., Logan Metal Stampings, Inc. and S.K. Wellman Corp.
           (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
  10.25    Form of Open Ended Pennsylvania Mortgage, executed as of
           August 10, 2001, in favor of KeyBank National Association by each of the following subsidiaries of the Company: Allegheny
           Powder Metallurgy, Inc. and Clearfield Powdered Metals, Inc.
           (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
  10.26    Form of Mortgage, Assignment of Leases and Rents and Fixture
           Filing, executed as of August 10, 2001, in favor of KeyBank
           National Association by each of the following subsidiaries of the Company: Hawk Motors, Inc. and Helsel, Inc.
           (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
  10.27    Common Stock Selling Plan of Thomas A. Gilbride pursuant
           Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, effective as of June 6, 2001 (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
  10.28    Amendment No. 3 to Credit Agreement, dated as of November 9,
           2001, by and among the Company, the Lenders identified therein and KeyBank National Association, a national banking association, as the Administrative Agent under the Credit
           Agreement (Incorporated by reference to the Company's Form
           10-Q for the quarterly period ended September 30, 2001 as filed with the Securities and Exchange Commission)

    10.29   Form of Pledge Agreement, dated as of November 9, 2001, by and between KeyBank National Association, the
            Company and each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc.,
            Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc.,
            Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries,
            Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises,
            Inc. and Wellman Friction Products U.K. Corp (Incorporated by reference to the Company's Form 10-Q for the quarterly period ended September 30, 2001 as filed with the Securities and Exchange Commission)
    10.30*  Amendment No. 4 to Credit Agreement, dated as of March 25, 2002, by and among the Company, the Lenders identified therein and KeyBank National Association, a national banking association, as the
            Administrative Agent under the Credit Agreement (Incorporated by reference to the Company's Form 10-K for the period ended December 31, 2001 as filed with the Securities and Exchange Commission)
    21.1*   Subsidiaries of the Registrant
    23.1*   Consent of Ernst & Young LLP

---------------

* Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HAWK CORPORATION

                                          BY: /s/ THOMAS A. GILBRIDE
                                            ------------------------------------
                                            Thomas A. Gilbride
                                            Vice President -- Finance and
                                              Treasurer

Date: April 1, 2002

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

                 SIGNATURE                                    TITLE                        DATE
                 ---------                                    -----                        ----



 /s/ RONALD E. WEINBERG                       Chairman of the Board, Chief            April 1, 2002
 ------------------------------------------   Executive Officer and Director
 Ronald E. Weinberg                           (principal executive officer)




 /s/ NORMAN C. HARBERT                        Senior Chairman of the Board, Founder   April 1, 2002
 ------------------------------------------   and Director
 Norman C. Harbert




 /s/ JEFFERY H. BERLIN                        President, Chief Operating Officer      April 1, 2002
 ------------------------------------------   and Director
 Jeffery H. Berlin




 /s/ THOMAS A. GILBRIDE                       Vice President - Finance and            April 1, 2002
 ------------------------------------------   Treasurer (principal financial and
 Thomas A. Gilbride                           accounting officer)




 /s/ BYRON S. KRANTZ                          Secretary and Director                  April 1, 2002
 ------------------------------------------
 Byron S. Krantz




 /s/ PAUL R. BISHOP                           Director                                April 1, 2002
 ------------------------------------------
 Paul R. Bishop




 /s/ JACK KEMP                                Director                                April 1, 2002
 ------------------------------------------
 Jack Kemp




 /s/ DAN T. MOORE, III                        Director                                April 1, 2002
 ------------------------------------------
 Dan T. Moore, III




 /s/ WILLIAM J. O'NEILL, JR.                  Director                                April 1, 2002
 ------------------------------------------
 William J. O'Neill, Jr.