Form 10-Q
period 2002-03-31
HAWK CORP
filed 2002-05-15
CIK 849240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD _________ TO ________.

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

                    Class A Common Stock, $0.01 par value:         8,557,240

                    Class B Common Stock, $0.01 par value:          None (0)

                                                                         Page
                                                                         ----

PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements (Unaudited)                      3

         Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  19

         Item 3.      Quantitative and Qualitative Disclosures about
                       Market Risk                                         24

PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings                                    24

         Item 2.      Changes in Securities and Use of Proceeds            24

         Item 6.      Exhibits and Reports on Form 8-K                     25

SIGNATURES                                                                 26

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                                HAWK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      MARCH 31,            DECEMBER 31,
                                                                                        2002                   2001
                                                                                     (UNAUDITED)            (SEE NOTE)
                                                                                     -----------           ------------
ASSETS

Current assets:
     Cash and cash equivalents                                                       $     2,412           $      3,084
     Accounts receivable, less allowance of $480 and $455, respectively                   32,708                 25,773
     Inventories                                                                          29,598                 29,152
     Deferred income taxes                                                                 1,199                  1,200
     Other current assets                                                                  5,206                  4,638
                                                                                     -----------            -----------
            Total current assets                                                          71,123                 63,847

Property, plant and equipment:
     Land                                                                                  1,608                  1,608
     Buildings and improvements                                                           18,781                 18,657
     Machinery and equipment                                                              96,839                 96,688
     Furniture and fixtures                                                                7,593                  7,168
     Construction in progress                                                              2,267                  1,450
                                                                                     -----------            -----------
                                                                                         127,088                125,571
     Less accumulated depreciation                                                        60,771                 58,208
                                                                                     -----------            -----------
            Total property, plant and equipment                                           66,317                 67,363

Other assets:
     Goodwill                                                                             53,877                 53,877
     Other intangible assets                                                              12,472                 12,828
     Shareholder notes                                                                     1,010                  1,010
     Other                                                                                 5,196                  5,180
                                                                                     -----------            -----------
            Total other assets                                                            72,555                 72,895
                                                                                     -----------            -----------

Total assets                                                                         $   209,995              $ 204,105
                                                                                     ===========              =========

                                HAWK CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                      MARCH 31,            DECEMBER 31,
                                                                                        2002                   2001
                                                                                     (UNAUDITED)            (SEE NOTE)
                                                                                     -----------            ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $    15,214           $     13,432
     Accrued compensation                                                                  4,722                  5,233
     Other accrued expenses                                                                9,202                  6,832
     Current portion of long-term debt                                                    32,153                  6,862
                                                                                     -----------            -----------
            Total current liabilities                                                     61,291                 32,359

Long-term liabilities:
     Long-term debt                                                                       68,841                 90,957
     Deferred income taxes                                                                10,976                 10,978
     Other                                                                                 3,389                  3,374
                                                                                     -----------            -----------
            Total long-term liabilities                                                   83,206                105,309

Shareholders' equity:
     Series D preferred stock, $.01 par value; an aggregate liquidation value of
       $1,530, plus any accrued and unpaid dividends with 9.8% cumulative dividend (1,530 shares
       authorized, issued and outstanding)                                                     1                      1
     Class E preferred stock, $.01 par value; 100,000 shares
      authorized; none issued or outstanding                                                   -                      -
     Class A common stock, $.01 par value; 75,000,000
       shares authorized, 9,187,750 issued and 8,557,240
       and 8,552,920 outstanding, respectively                                                92                     92
     Class B common stock, $.01 par value, 10,000,000
       shares authorized, none issued or outstanding                                           -                      -
     Additional paid-in capital                                                           54,619                 54,626
     Retained earnings                                                                    18,988                 19,623
     Accumulated other comprehensive loss -
       Foreign currency translation                                                       (2,952)                (2,623)
       Minimum pension liability                                                            (578)                  (578)
     Treasury stock, at cost                                                              (4,672)                (4,704)
                                                                                     ------------           ------------
            Total shareholders' equity                                                    65,498                 66,437
                                                                                     ------------           ------------
Total liabilities and shareholders' equity                                           $   209,995              $ 204,105
                                                                                     ===========              =========

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                 ------------------------------------
                                                                                     2002                     2001
                                                                                     ----                    -----
Net sales                                                                        $     49,804            $     53,781
Cost of sales                                                                          39,025                  39,961
                                                                                 ------------            ------------
Gross profit                                                                           10,779                  13,820

Selling, technical and administrative expenses                                          9,198                   8,780
Amortization of intangibles                                                               356                   1,131
                                                                                 ------------            ------------
Total expenses                                                                          9,554                   9,911

Income from operations                                                                  1,225                   3,909

Interest expense                                                                       (2,298)                 (2,443)
Interest income                                                                            63                      42
Other (expense) income, net                                                              (202)                     78
                                                                                 -------------           ------------
(Loss) income before income taxes                                                      (1,212)                  1,586
Income tax (benefit) provision                                                           (612)                    729
                                                                                 -------------           ------------

Net (loss) income                                                                $       (600)           $        857
                                                                                 =============           ============

(Loss) earnings per share:
     Basic (loss) earnings per share:                                            $      (.07)            $        .10
                                                                                 ============            ============

     Diluted (loss) earnings per share:                                          $      (.07)            $       . 10
                                                                                 ============            ============


See notes to consolidated financial statements.

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                   THREE MONTHS ENDED
                                                                                                        MARCH,
                                                                                               2002                2001
                                                                                               ----                ----
Cash flows from operating activities:
     Net (loss) income                                                                    $      (600)       $        857
     Adjustments to reconcile net (loss) income to net
      cash (used in) provided by operating activities:
         Depreciation and amortization                                                          3,093               3,911
         Deferred income taxes                                                                                        (81)
     Changes in operating assets and liabilities, net:
         Accounts receivable                                                                   (7,067)             (5,667)
         Inventories                                                                             (565)                 13
         Other assets                                                                            (185)                (26)
         Accounts payable                                                                       1,847               2,553
         Other liabilities                                                                      1,557                (382)
                                                                                          -----------         ------------
Net cash (used in) provided by operating activities                                            (1,920)              1,178

Cash flows from investing activities:
     Purchases of property, plant and equipment                                                (1,931)             (2,840)
                                                                                          ------------        ------------
Net cash used in investing activities                                                          (1,931)             (2,840)

Cash flows from financing activities:
     Proceeds from borrowings on debt                                                          15,838              13,733
     Payments on debt                                                                         (12,569)            (12,781)
     Payments of preferred stock dividend                                                         (38)                (37)
                                                                                          ------------        ------------
Net cash provided by financing activities                                                       3,231                 915

Net decrease in cash and cash equivalents                                                        (620)               (747)

Effect of exchange rate changes on cash                                                           (52)               (109)

Cash and cash equivalents at the beginning of the period                                        3,084               4,010
                                                                                          -----------         -----------
Cash and cash equivalents at the end of the period                                        $     2,412        $      3,154
                                                                                          ===========        ============

See notes to consolidated financial statements.

                                HAWK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (the "Company") for the year ended December 31, 2001.

The Company, through its business segments, designs, engineers, manufactures and markets specialized components used in a variety of aerospace, industrial and commercial applications.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Beginning February 28, 2002, the financial statements also include the Company's 100% ownership interest in Net Shape Technologies LLC (Net Shape). Prior to that date, the Company owned a majority interest in Net Shape. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.

Certain amounts have been reclassified in 2001 to conform to 2002 presentation.


NOTE 2 - COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income is as follows:
                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                             2002           2001
                                             ----           ----

Net (loss) income                         $ (600)         $   857
Foreign currency translation                (329)            (505)
                                          -------         --------
Comprehensive (loss) income               $ (929)         $   352
                                          =======         ========

NOTE 3 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The major components of inventories are as follows:

                                              MARCH 31,         DECEMBER 31,
                                                2002                2001
                                                ----                ----

Raw materials and work-in-process              $20,723             $19,360
Finished products                               11,596              12,542
Inventory reserves                              (2,721)             (2,750)
                                             ----------          ----------
                                               $29,598             $29,152
                                               =======             =======


NOTE 4 - (LOSS) EARNINGS PER SHARE

Basic and diluted (loss) earnings per share are computed as follows:

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                                2002             2001
                                                                                             ------------------------
Numerator:
   Net (loss) income                                                                         $ (600)        $     857
   Preferred stock dividends                                                                   (38)              (37)
                                                                                             ------         ---------
   Numerator for basic and diluted earnings per share-
     (Loss) income available to common shareholders                                          $ (638)        $     820
                                                                                             =======        =========
Denominator:
   Denominator for basic earnings per share-
      Weighted average shares                                                                  8,555            8,550

   Effect of dilutive securities:
    Stock options                                                                                  -               19
                                                                                             -------        ---------
   Denominator for diluted earnings per share-
      Adjusted weighted-average shares and assumed conversions                                 8,555            8,569
                                                                                             =======        =========


   Basic (loss) earnings per share                                                           $ (.07)        $     .10
                                                                                             =======        =========

   Diluted (loss) earnings per share                                                         $ (.07)        $     .10
                                                                                             =======        =========

For the quarter ended March 31, 2002 outstanding stock options were not included in the computation of diluted earnings per share since would have resulted in an anti-dilutive effect.

NOTE 5 - BUSINESS SEGMENTS

The Company operates in four primary business segments: friction products, precision components, performance automotive and motors. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

The friction products segment engineers, manufactures and markets specialized components, used in a variety of aerospace, industrial and commercial applications. The Company, through this segment, is a worldwide supplier of friction components for brakes, clutches and transmissions.

The precision component segment engineers, manufactures and markets specialized components, used primarily in industrial applications. The Company, through this segment, targets three areas of the powder metal component marketplace: high precision components that are used in fluid power applications, large powder metal parts primarily used in construction, agricultural and truck applications, and smaller high-volume parts used in lawn and garden, appliance, automotive, business equipment and a variety of other applications.

The performance automotive segment engineers, manufactures and markets high performance friction material for use in premium branded clutch and drive train components. The Company, through this segment, targets leading teams in the NASCAR and CART racing series, as well as high-performance street vehicles and other road race and oval track competition cars. An operating unit formerly associated with the Company's performance automotive segment was reclassified as of January 1, 2002 to the Company's friction products segment as a result of changes in the internal operating responsibility of that unit. All prior periods have been reclassified to reflect this change.

The motor segment engineers, manufactures and markets die-cast aluminum rotors for use in the subfractional electric motors and integral horsepower custom motors and generators. The Company, through this segment, targets a wide variety of applications such as business equipment, small household appliances and HVAC systems. The Company also designs and produces integral horsepower custom motors and generators.

The information by segment is as follows:

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                 2002           2001
                                            --------------------------------
Net Sales to external customers:
   Friction products                           $   26,033     $  29,563
   Precision components                            17,206        17,846
   Performance automotive                           3,895         4,161
   Motor                                            2,670         2,211
                                            --------------------------------
Consolidated                                   $   49,804     $  53,781
                                            ================================

Gross Profit:
   Friction products                           $    6,036     $   7,761
   Precision components                             3,127         4,446
   Performance automotive                           1,413         1,404
   Motor                                              203           209
                                            --------------------------------
Consolidated                                   $   10,779     $  13,820
                                            ================================

Depreciation and amortization:
   Friction products                           $    1,908     $   2,306
   Precision components                               944         1,194
   Performance automotive                             203           183
   Motor                                               38           228
                                            --------------------------------
Consolidated                                   $    3,093     $   3,911
                                            ================================

Operating income (loss):
   Friction products                           $      772     $   2,871
   Precision components                               121         1,102
   Performance automotive                             824           381
   Motor                                             (492)         (445)
                                            --------------------------------
Consolidated                                   $    1,225     $   3,909
                                            ================================


NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 (FAS 133) "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138 (FAS 138). As amended, FAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

The Company periodically enters into interest-rate swap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. During the quarter ended March 31, 2001, the Company entered into an interest-rate swap agreement that effectively converts a portion of its floating rate debt to a fixed rate of 5.34% on $10,000 notional amount on its variable-rate debt maturing in 2003. Although this financial instrument did not meet the hedge accounting criteria of FAS 133, it continues to be effective in achieving the risk management objectives for which it was intended. The change in the fair value of the interest rate swap did not have a material impact on the Company's financial position or results of operations for the first quarter of 2002.

In June 2001, the FASB issued SFAS No. 141 "Business Combinations" (FAS 141) and No. 142 "Goodwill and Other Intangible Assets" (FAS 142). These statements eliminate the pooling of interest method of accounting for business combinations subsequent to June 30, 2001 and eliminate the amortization of goodwill for all fiscal years beginning after December 15, 2001. The Company adopted FAS 141 and FAS 142 with respect to new goodwill as of July 1, 2001 and adopted FAS 142 with respect to existing goodwill as of January 1, 2002, the first day of it 2002 fiscal year. The adoption of FAS 141 has not impacted the Company's financial condition or results of operations. In accordance with FAS 142, existing goodwill was amortized through fiscal 2001. Upon adoption of FAS 142, the Company stopped amortizing existing goodwill.

The Company is currently in the process of performing the first step of the prescribed transitional goodwill impairment test with respect to existing goodwill. The first step of the transitional goodwill impairment test involves a comparison of the fair value of a reporting unit, as defined under FAS 142, with its carrying amount. If the carrying amount exceeds the fair value of any reporting unit, the Company will perform the second and final step of the transitional goodwill impairment test, which will be used to measure the amount of any impairment loss. The Company has not yet determined what the effect of these tests will be on its financial position or results of operations. As of March 31, 2002, the Company has recognized no impairment of goodwill. The completion of the transitional goodwill impairment test is required to be completed by June 30, 2002. There can be no assurance that future goodwill impairments will not occur. The pro forma effect of applying FAS 142 to the quarter ended March 31, 2001 would have been to decrease amortization expense by approximately $775 and would result in basic and diluted earnings per share of $0.15.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 supersedes FASB No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121), however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, FAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." FAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of FAS 144 did not have a material impact on the Company's consolidated financial condition or results of operations.

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The components of goodwill and other intangible assets and the related accumulated amortization are as follows:

                                                AS OF MARCH 31, 2002
                                        -----------------------------------
                                                   ACCUMULATED
                                          GROSS   AMORTIZATION       NET
                                        -----------------------------------
Goodwill                                $ 67,808    $ 13,931      $ 53,877

Other intangible assets subject
to amortization:
  Product certifications                  20,820       9,724        11,096
  Deferred financing                       4,693       3,746           947
  Other intangible assets                  3,013       2,584           429
                                        -----------------------------------
Subtotal                                  28,526      16,054        12,472
                                        -----------------------------------
Total                                   $ 96,334    $ 29,985      $ 66,349
                                        ===================================

A summary of the Company's net goodwill for the periods ended March 31, 2002 and December 31, 2001 by reportable operating segment is as follows:

               Friction products             $ 11,100
               Precision components            28,039
               Performance automotive           8,392
               Motor                            6,346
                                             --------
               Consolidated                  $ 53,877
                                             ========

The Company estimates its amortization expense for the next five years to be as follows: 2002-$1,422; 2003-$1,257; 2004-$789; 2005-$789; 2006-$776.

NOTE 8 - SUPPLEMENTAL GUARANTOR INFORMATION

Each of the Company's Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest with respect to the 10.25% Senior Notes due December 1, 2003. The Guarantor Subsidiaries are direct or indirect wholly owned subsidiaries of the Company.

The following supplemental unaudited consolidating condensed financial statements present (in thousands):

     1. Consolidating condensed balance sheets as of March 31, 2002 and December 31, 2001, consolidating condensed statements of operations for the three month periods ended March 31, 2002 and 2001 and consolidating condensed statements of cash flows for the three months ended March 31, 2002 and 2001.

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

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)

                                                                    MARCH 31, 2002
                                       ---------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS  CONSOLIDATED
                                       ---------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                $  720       $   108        $ 1,584                         $ 2,412
   Accounts receivable, net                               25,196          7,512                          32,708
   Inventories, net                                       22,502          7,096                          29,598
   Deferred income taxes                      1,111                          88                           1,199
   Other current assets                       2,841        1,516            849                           5,206
                                       ---------------------------------------------------------------------------
Total current assets                          4,672       49,322         17,129                          71,123
Investment in subsidiaries                      794       (1,911)                      $    1,117
Inter-company advances, net                 160,428       15,826        (14,245)         (162,009)
Property, plant and equipment, net               16       57,413          8,888                          66,317
Intangible assets                               199       66,150                                         66,349
Other                                         1,010        5,198          1,008            (1,010)        6,206
                                       ---------------------------------------------------------------------------
TOTAL ASSETS                              $ 167,119    $ 191,998      $    12,780      $ (161,902)    $ 209,995
                                       ===========================================================================
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                    $  11,623      $   3,591                      $   15,214
   Accrued compensation                   $     318        3,506            898                           4,722
   Other accrued expenses                     3,495        4,450          1,257                           9,202
   Current portion of long-term debt         26,000        2,722          3,431                          32,153
                                       ---------------------------------------------------------------------------
Total current liabilities                    29,813       22,301          9,177                          61,291

Long-term liabilities:
   Long-term debt                            65,000        3,499            342                          68,841
   Deferred income taxes                     10,894                          82                          10,976
   Other                                                   2,157          1,232                           3,389
   Inter-company advances, net                1,130      157,434          3,858        $ (162,422)
                                       ---------------------------------------------------------------------------
Total long-term liabilities                  77,024      163,090          5,514          (162,422)       83,206
                                       ---------------------------------------------------------------------------
Total liabilities                           106,837      185,391         14,691          (162,422)      144,497
Shareholders' equity (deficit)               60,282        6,607         (1,911)              520        65,498
                                       ---------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                 $167,119     $ 191,998      $   12,780       $ (161,902)    $ 209,995
                                       ===========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)

                                                                   DECEMBER 31, 2001
                                       ---------------------------------------------------------------------------
                                                      Combined        Combined
                                                      Guarantor     Non-Guarantor
                                          Parent    Subsidiaries    Subsidiaries     Eliminations  Consolidated
                                       ---------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents             $    1,073   $      247      $   1,764                      $    3,084
   Accounts receivable, net                     160       18,828          6,785                          25,773
   Inventories, net                              42       22,566          6,544                          29,152
   Deferred income taxes                      1,111                          89                           1,200
   Other current assets                       2,976        1,143            519                           4,638
                                       ---------------------------------------------------------------------------
Total current assets                          5,362       42,784         15,701                          63,847
Investment in subsidiaries                      794       (1,080)                        $    286
Inter-company advances, net                 153,455        9,447         (8,555)         (154,347)
Property, plant and equipment                    18       58,026          9,319                          67,363
Intangible assets                               199       66,506                                         66,705
Other                                         1,010        5,082          1,108            (1,010)        6,190
                                       ---------------------------------------------------------------------------
TOTAL ASSETS                             $  160,838   $  180,765      $  17,573       $  (155,071)   $  204,105
                                       ===========================================================================
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                   $   10,292      $   3,140                      $   13,432
   Accrued compensation                  $      (18)       4,440            811                           5,233
   Other accrued expenses                     1,449        4,345          1,038                           6,832
   Current portion of long-term debt          5,000        1,669            193                           6,862
                                       ---------------------------------------------------------------------------
Total current liabilities                     6,431       20,746          5,182                          32,359
Long-term liabilities:
   Long-term debt                            82,450        4,765          3,742                          90,957
   Deferred income taxes                     10,894                          84                          10,978
   Other                                                   2,154          1,220                           3,374
   Inter-company advances, net                1,350      144,786          8,425         $(154,561)
                                       ---------------------------------------------------------------------------
Total long-term liabilities                  94,694      151,705         13,471          (154,561)      105,309
                                       ---------------------------------------------------------------------------
Total liabilities                           101,125      172,451         18,653          (154,561)      137,668
Shareholders' equity                         59,713        8,314         (1,080)             (510)       66,437
                                       ---------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                $  160,838   $  180,765      $  17,573       $  (155,071)   $  204,105
                                       ===========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                       STATEMENT OF OPERATIONS (UNAUDITED)


                                                           THREE MONTHS ENDED MARCH 31, 2002
                                        -------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                        -------------------------------------------------------------------------
Net sales                                             $   42,756      $   7,048                     $   49,804
Cost of sales                                             32,800          6,225                         39,025
                                        -------------------------------------------------------------------------
Gross profit                                               9,956            823                         10,779

Expenses:
   Selling, technical and
     administrative expenses              $    400         7,725          1,073                          9,198
   Amortization of intangible assets             2           354                                           356
                                        -------------------------------------------------------------------------
Total expenses                                 402         8,079          1,073                          9,554
                                        -------------------------------------------------------------------------
(Loss) income from operations                 (402)        1,877           (250)                         1,225
Interest income (expense), net                 911        (2,938)          (208)                        (2,235)
Income (loss) from equity investees         (1,192)         (581)                     $   1,773
Other income (expense), net                   (177)           20            (45)                          (202)
                                        -------------------------------------------------------------------------
Income (loss) before income taxes and
   minority interest                          (860)       (1,622)          (503)          1,773         (1,212)
Income tax (benefit) provision                (260)         (430)            78                           (612)
                                        -------------------------------------------------------------------------
NET (LOSS) INCOME                         $   (600)   $   (1,192)     $    (581)      $   1,773     $     (600)
                                        =========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                       STATEMENT OF OPERATIONS (UNAUDITED)


                                                           THREE MONTHS ENDED MARCH 31, 2001
                                        -------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                        -------------------------------------------------------------------------
Net sales                                             $   47,093      $   6,688                     $   53,781
Cost of sales                                             34,362          5,599                         39,961
                                        -------------------------------------------------------------------------
Gross profit                                              12,731          1,089                         13,820

Expenses:
   Selling, technical and
     administrative expenses              $   (412)        8,074          1,118                          8,780
   Amortization of intangible assets             3         1,128                                         1,131
                                        -------------------------------------------------------------------------
Total expenses                                (409)        9,202          1,118                          9,911
                                        -------------------------------------------------------------------------
Income from operations                         409         3,529            (29)                         3,909

Interest income (expense), net                 925        (3,132)          (194)                        (2,401)
Income (loss) from equity investees           (213)         (417)                     $     630
Other income (expense), net                                  (64)           142                             78
                                        -------------------------------------------------------------------------
Income (loss) before income taxes and
   minority interest                         1,121           (84)           (81)            630          1,586
Income taxes                                   264           129            336                            729
                                        -------------------------------------------------------------------------
NET INCOME (LOSS)                         $    857    $     (213)     $    (417)      $     630     $      857
                                        =========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                          THREE MONTHS ENDED MARCH 31, 2002
                                       --------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       --------------------------------------------------------------------------
Net cash provided by (used in)
   operating activities                  $   (3,865)  $    1,661      $      284                     $   (1,920)

Cash flows from investing activities:
   Purchase of property, plant and
     equipment                                            (1,830)        .  (101)                        (1,931)
                                       --------------------------------------------------------------------------
Net cash used in investing activities                     (1,830)           (101)                        (1,931)


Cash flows from financing activities:
   Proceeds from debt                        15,505          333                                         15,838
   Payments on debt                         (11,955)        (545)            (69)                       (12,569)
   Payment of preferred stock dividend          (38)                                                        (38)
                                       --------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                       3,512         (212)            (69)                         3,231
Net (decrease) increase in cash and
cash equivalents                               (353)        (381)            114                           (620)

Effect of currency rate changes                              242            (294)                           (52)
                                       --------------------------------------------------------------------------
Cash and cash equivalents
   at beginning of period               $     1,073   $      247      $    1,764                    $     3,084
                                       --------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                     $       720   $      108      $    1,584                    $     2,412
                                       ==========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                          THREE MONTHS ENDED MARCH 31, 2001
                                       --------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       --------------------------------------------------------------------------
Net cash provided by operating
   activities                            $    2,207   $    1,922      $  (2,951)                    $    1,178

Cash flows from investing activities:
   Purchase of property, plant and
     equipment                                            (2,242)          (598)                        (2,840)
                                       --------------------------------------------------------------------------
Net cash used in investing activities                     (2,242)          (598)                        (2,840)


Cash flows from financing activities:
   Proceeds from long-term debt              10,190                       3,543                         13,733
   Payments on long-term debt               (12,085)        (534)          (162)                       (12,781)
   Payment of preferred stock dividend          (37)                                                       (37)
                                          --------------------------------------------------------------------------
Net cash (used in) provided by
   financing activities                      (1,932)        (534)         3,381                            915

Net decrease in cash and cash
   equivalents                                  275         (854)          (168)                          (747)

Effect of currency rate changes                                            (109)                          (109)
                                       --------------------------------------------------------------------------
Cash and cash equivalents
   at beginning of period                $      553   $    1,027      $   2,430                     $    4,010
                                       --------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                      $      828   $      173      $   2,153                     $    3,154
                                       ==========================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this report.

GENERAL

Hawk operates in four primary reportable segments: friction products, precision components, performance automotive and motors. The Company focuses on manufacturing products requiring sophisticated engineering and production techniques for applications in markets in which it has achieved a significant market share.

The Company's friction products are made from proprietary formulations of composite materials that primarily consist of cold-rolled steel, metal powders, resins and synthetic and natural fibers. Friction products are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Friction products engineered, manufactured and marketed by the Company include friction components for use in brakes, transmissions and clutches in aerospace, construction, agriculture, truck and specialty vehicle markets.

The Company's precision components are made from formulations of composite powder metal alloys. The precision components segment targets three specific areas of the powder metal marketplace:

     - High precision components specializing in tight tolerance fluid power components;
     - Large powder metal components, primarily used in construction, agriculture and truck applications; and
     - Smaller, higher volume parts, utilizing efficient pressing and sintering capabilities, primarily for lawn and garden, appliance, automotive and business equipment markets.

In its performance automotive segment, the Company engineers, manufactures and markets high performance premium branded clutch and drive train components for the performance automotive markets. The Company, through this segment, targets teams in the NASCAR and CART racing series, as well as drivers in the SCCA and ASA racing circuits, high-performance street vehicles and other road race and oval track competition cars.

Through its motor segment, the Company designs and manufactures die-cast aluminum rotors for fractional and subfractional horsepower electric motors for use in a wide variety of applications, including appliances, business equipment, pumps and HVAC equipment. The Company also designs and produces integral horsepower custom motors and generators.

As of March 31, 2002 Hawk had approximately 1,550 employees and 16 manufacturing sites in five countries.


SIGNIFICANT ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes, financing operations, pensions and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Hawk's significant accounting policies include the following:

Revenue Recognition and Credit Risk. The Company's revenue recognition policy is to recognize revenues when products are shipped and title has transferred. The Company maintains an allowance for trade accounts receivable for which collection on specific customer accounts is doubtful. In determining collectibility, management reviews available customer financial statement information, credit rating reports as well as other external documents and public filings. When it is deemed probable that a specific customer account is uncollectible, that balance is included in the reserve calculation set by the Company. Actual results could differ from these estimates.

Foreign Currency Translation and Transactions. Assets and liabilities of the Company's foreign operations are translated using period-end exchange rates and revenues and expenses are translated using average exchange rates as determined throughout the period. Gains or losses resulting from translation are included in a separate component of shareholder's equity. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Accounts receivable or payable in foreign currencies, other than the subsidiary's local currency, are translated at the rates of exchange prevailing at the balance sheet date. The effect of the transaction's gain or loss in included in other (expense) income in the Company's statement of operations.


FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001

Net Sales. Consolidated net sales for the first quarter of 2002 were $49.8 million, a decrease of $4.0 million or 7 percent from the comparable period in 2001. The decline in net sales was primarily the result of the continuing weakness in the industrial markets served by the Company.

     - Friction Segment. Net sales in the friction segment during the first quarter of 2002, were $26.0 million, a decrease of 12 percent compared to 2001. The major markets served by this segment all experienced weak operating conditions during the quarter when compared to the first quarter of 2001. Net sales to the aerospace market declined 27 percent during the first quarter of 2002 compared to the same period in 2001, primarily as a result of the events of September 11. The Company also experienced declines in heavy truck, agriculture, construction and specialty friction as a result of the soft operating conditions in the United States and Europe. The Company continues to expect that most of the markets served by this segment will remain soft in 2002. Volumes in the aerospace market for all of 2002 are expected to decline approximately 10 to 20 percent compared to 2001, as a result of the decline in air travel following September 11.

     - Precision Component Segment. Net sales in the precision components segment for the first quarter of 2002 were $17.2 million, a decrease of $0.6 million, or 3 percent compared to 2001. The decrease in net sales was primarily attributable to decreased sales to customers in the lawn and garden, truck and business equipment markets, as a result of the continuing softness in the general industrial segments of the domestic economy.

     - Performance Automotive. Net sales in the Company's performance automotive segment during the first quarter of 2002 were $3.9 million, a decrease of 7 percent compared to net sales of $4.2 million in 2001. The decrease in net sales was primarily attributable to the decline in purchases as a result of reduced inventory commitments by race teams primarily in the NASCAR and CART racing series, the Company's primary customer base.

     - Motor Segment. Net sales in the Company's motor segment during the first quarter of 2002 were $2.7 million, an increase of $0.5 million, or 23 percent from the same period in 2001. All of the sales growth in the motor segment came from the Company's new rotor manufacturing facility in Monterrey, Mexico. Net sales from the Company's Alton, Illinois facility were down slightly during the first quarter of 2002.

Gross Profit. Gross profit decreased $3.0 million to $10.8 million during the first quarter of 2002, a 22 percent decrease compared to gross profit of $13.8 million in the comparable period of 2001. The gross profit margin decreased to 22 percent of net sales in the first quarter of 2002 from 26 percent of net sales in the comparable period in 2001. Each of the Company's segments, with the exception of the performance automotive segment, experienced decreased margins primarily as a result of lower sales volumes and changes in product mix, especially as a result of the reduction in sales to the aerospace market during the quarter.

     - Friction Segment. The Company's friction segment reported gross profit of $6.0 million or 23 percent of net sales in the first quarter of 2002 compared to $7.8 million or 26 percent of net sales in the first quarter of 2001. The decline in the Company's gross profit margin was the result of lower sales volumes, product mix and the inability of the Company to absorb all of the fixed costs of its manufacturing facilities. The Company also continued to support its start-up facility in China during first quarter of 2002. Although the facility was shipping product during the quarter, it experienced negative operating margins as it was unable to absorb all of the costs incurred to bring the facility into production status.

     - Precision Components Segment. Gross profit in the precision components segment during the first quarter of 2002 was $3.1 million or 18 percent of net sales in first quarter of 2002 compared to $4.4 million or 25 percent of net sales in 2001. The decline in this segment's margins was primarily the result of volume declines in the end markets served by this segment and the inability of the Company to completely absorb all of the fixed manufacturing costs associated with this segment.

     - Performance Automotive Segment. The Company's performance automotive segment reported gross profit of $1.4 million or 36 percent of net sales in the first quarter of 2002 compared to $1.4 million or 33 percent of net sales in 2001. The increase in gross profit margin was primarily the result of manufacturing efficiencies and cost reductions implemented by the segment.

     - Motor Segment. The Company's motor segment reported a gross margin of $0.2 million or 7 percent of net sales during the first quarter of 2002 compared to $0.2 million or 9 percent of net sales in 2001. The decline in gross margin was primarily the result of the Company's continued support of its start-up rotor manufacturing facility in Mexico. Additionally, as a result of continuing softness in the domestic motor business in the first quarter of 2002, the Company's domestic margin declined in the first quarter of 2002 as it was unable to absorb all of its fixed manufacturing costs.

Selling, Technical and Administrative Expenses. ST&A expenses increased $0.4 million, or 5 percent, to $9.2 million in the first quarter of 2002 from $8.8 million in the comparable period of 2001. The increase in ST&A expenses is primarily attributable to legal expenses related to litigation involving a former employee incurred in the Company's performance automotive segment and personnel costs associated with the Company's long-term sales and growth initiatives. The litigation was settled in the fourth quarter of 2001. Additionally, during the first quarter of 2001, the Company benefited from income received as a result of the termination of insurance policies.

Amortization of Intangibles. Amortization of intangibles decreased by $0.8 million during the first quarter of 2002 as a result of the implementation by the Company of FAS 142 on January 1, 2002. Upon adoption of FAS 142, the Company stopped amortizing existing goodwill.

Income from Operations. Income from operations decreased $2.7 million or 69 percent to $1.2 million in the first quarter of 2002 from $3.9 million in 2001. Income from operations as a percentage of net sales decreased to 2 percent in 2002 from 7 percent in 2001. The decline was primarily the result of the sales volume declines due to the economic slowdown that continued to impact the Company's markets.

As a result of the items discussed above, results from operations at the Company's segments were as follows:
     - The friction segment's income from operations decreased $2.1 million or 72 percent to $0.8 million in the first quarter of 2002 from $2.9 million in the comparable period in 2001.
     - Income from operations in the precision components segment was $0.1 million in the first quarter of 2002, a decrease of $1.0 million or 91 percent compared to $1.1 million in the comparable period in 2001.
     - Income from operations at the performance automotive segment was $0.8 million in the first quarter of 2002, an increase of $0.4 million or 100 percent compared to $0.4 million in the comparable period in 2001.
     - The loss from operations in the motor segment increased to $0.5 million in the first quarter of 2002 from $0.4 million in the comparable period in 2001.

Interest Expense. Interest expense decreased $0.1 million, or 4 percent, to $2.3 million in the first quarter of 2002 from $2.4 million in 2001. The decrease is primarily attributable to lower borrowing costs partially offset by increased borrowing levels incurred by the Company during the quarter.

Other (Expense) Income. Other expense was $0.2 million in the first quarter of 2002. The expense in the first quarter of 2002 consisted primarily of fees paid by the Company to effect the amendment of the bank credit facility, partially offset by income recorded from a mark to market adjustment from the Company's swap agreement.

Income Taxes. The Company's recorded a credit for income taxes in the first quarter of 2002 as a result of losses incurred during the quarter.

Net (Loss) Income. As a result of the factors noted above, the Company reported a net loss of $0.6 million in the first quarter of 2002, compared to net income of $0.8 million in 2001.


LIQUIDITY AND CAPITAL RESOURCES

The primary financing requirements of the Company are (1) for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product development, (2) for funding the Company's day-to-day working capital requirements and (3) to pay interest on, and to repay principal of, indebtedness. The Company's primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under its bank credit facility.

The Company's senior notes, which had an outstanding balance of $65.0 million at March 31, 2002, bear interest at 10.25% per annum and mature December 1, 2003. The senior notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly owned subsidiaries of the Company. The Company has the option to redeem the senior notes in whole or in part during the twelve months beginning December 1, 2001 at 102.563%, and beginning December 1, 2002 at 100% together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the senior note indenture, each holder of the senior notes will have the right to require the Company to repurchase all or any part of such holder's senior notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

The senior note indenture permits the Company and its subsidiaries to incur additional indebtedness without limitation, provided that it continues to meet a cash flow coverage ratio. As of March 31, 2002, the Company did not meet the prescribed ratio. The failure to meet the ratio does not constitute a default under the senior note indenture. Rather, the senior note indenture continues to permit certain other types of indebtedness subject to certain limitations. The Company's bank credit facility, which is secured by liens on all of the assets and the assets of the subsidiaries, is permitted. The Company does not believe that its operations will be materially impacted by the limitation on indebtedness arising under the senior note indenture.

The senior note indenture prohibits the payment of cash dividends on the Company's Class A Common Stock. The senior note indenture also contains other covenants limiting the Company's ability and its subsidiaries to, among other things, make certain other restricted payments, make certain investments, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications. The senior note indenture considers non-compliance with the limitations events of default. In addition to non-payment of interest and principal amounts, the senior note indenture also considers default with respect to other indebtedness in excess of $5.0 million an event of default. In the event of a default, the principal and interest could be accelerated upon written notice by 25% or more of the holders of the senior notes. As of March 31, 2002, the Company was in compliance with these covenants.

In addition, the Company has available a bank credit facility which may be used for general corporate purposes. At March 31, 2002, the facility was comprised of a $25.0 million revolving credit component and a $16.3 million amortizing term loan subject to a borrowing base formula. The term loan has quarterly maturities of $1.25 million and the facility has a maturity date of March 31, 2003. As of March 31, 2002, the Company had $13.1 million outstanding under the revolving credit component of the facility. The credit facility is collateralized by a security interest in the accounts receivable, inventory, equipment and real estate and other assets of the Company and its subsidiaries, and the Company has pledged the stock of all of its U.S. subsidiaries and certain stock of its foreign subsidiaries as collateral. Restrictive terms of the credit facility require that the Company maintain specified financial ratios including leverage, interest coverage and fixed charge ratios, and comply with other loan covenants. The Company was in compliance with the financial covenants as of March 31, 2002. As of March 31, 2002, the Company had approximately $8.2 million available for future borrowings as determined by the borrowing base under its credit facility.

Net cash used in operating activities was $1.9 million for the three month period ended March 31, 2002. Net cash provided by operating activities was 1.2 million for the comparable three month period of 2001. The decline in cash from operations was caused primarily by the net loss for the period, reduction in amortization expense and an increase in working capital assets during the quarter. The increase in working capital was caused primarily by the increase in accounts receivables due to increased net sales by the Company during the quarter compared to the fourth quarter of 2001, as well as customary extended payment term programs to the lawn and garden markets in the Company's precision component segment. Customer payments under these programs are due during the second quarter.

Net cash used in investing activities was $1.9 million and $2.8 million for the three month period ended March 31, 2002 and 2001, respectively. The cash used in investing activities during the three month periods ended March 31, 2002 and 2001, was for the purchase of property, plant and equipment.

Net cash provided by financing activities was $3.2 million and $0.9 million for the three month period ended March 31, 2002 and 2001, respectively, as a result of increased borrowings by the Company. The increase in borrowings during the three month period ended March 31, 2002 was used primarily to support the increase in the Company's working capital assets.

The Company believes that if it is able to improve its working capital, through the active management of its working capital assets, along with its available cash, anticipated cash flow from operations, and availability under its credit facility, the Company will be able to fund its operations for at least the next twelve months. However, should the Company not achieve its working capital initiatives, its operations and its capital expenditures program may be adversely impacted, including the ability to borrow under its credit facility. The Company believes it is taking appropriate steps, including the reduction of operating expenses which are not critical to meeting the Company's business objectives, to ensure that it has adequate sources of cash to meet its working capital needs for at least the next twelve months. In addition, the Company is pursuing strategic financing alternatives, including modification, extention or refinancing of its senior notes and bank facility both of which are due during 2003. There can be no assurance that the Company will be able to modify, extend or refinance its senior notes and bank facility. Nor can there be any assurance that if the Company is able to modify, extend or refinance its senior notes and bank facility that the new terms will be as favorable to the Company as its existing facilities. If the Company is unable to modify, extend or refinance its senior notes and bank facility, the Company's financial position will be materially and adversely effected.

ACCOUNTING CHANGES

Refer to Note 6 "Recently Issued Accounting Pronouncements" of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

FORWARD LOOKING STATEMENTS

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about growth of existing markets and its ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. In addition to statements which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," "optimistic," "will" and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. Many factors could cause the Company's actual results to differ materially and adversely from those in the forward-looking statements, including the following:

     - the ability of the Company to continue to meet the terms of its senior notes and bank facility which contain a number of significant financial covenants and other restrictions;
     - the ability of the Company to modify, extend or refinance its senior notes and bank facility, both of which mature in 2003;
     - the effect of the Company's debt service requirements on funds available for operations and future business opportunities and the Company's vulnerability to adverse general economic and industry conditions and competition;
     - the impact, if any, as a result of the implementation of any new accounting pronouncements, including but not limited to FAS 142, on the financial condition or results of operations of the Company;
     - the continuing impact of the terrorist attacks that occurred on September 11, 2001 on the Company's aircraft brake business and the impact of the decline in the aerospace market on the Company's gross margins;
     - the ability of the Company to utilize all of its manufacturing capacity in light of softness in the end-markets served by the Company;
     - continuing start-up costs at the Company's facilities in Mexico and China, as well as the start-up operations at Net Shape;
     - the effect of competition by manufacturers using new or different technologies;
     - the effect on the Company's international operations of unexpected changes in regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, fluctuations in currency exchange rates, difficulty in accounts receivable collection and potentially adverse tax consequences;
     - the ability of the Company to negotiate new agreements, as they expire, with its unions representing certain of its employees, on terms favorable to the Company or without experiencing work stoppages;
     - the effect of any interruption in the Company's supply of raw materials or a substantial increase in the price of any of the raw materials;
     -    the continuity of business relationships with major customers; and

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

Interest Rate Sensitivity. At March 31, 2002, approximately 33 percent, or $32.2 million, of the Company's debt obligations bear interest at a variable rate. To mitigate the risk associated with interest rate fluctuations, in January 2001, the Company entered into an interest rate swap essentially converting $10.0 million notional amount of its variable rate debt to a fixed base rate of 5.34 percent. The notional amount is used to calculate the contractual cash flow to be exchanged and does not represent exposure to credit loss. Although this financial instrument did not meet the hedge accounting criteria of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," it continues to be effective in achieving the risk management objectives for which it was intended. The carrying value and the fair value of the interest rate swap at March 31, 2002 is $0.3 million (liability). The change in the fair value is reflected in the Consolidated Statement of Operations in other (expense) income, net. The Company's primary interest rate risk exposure results from floating rate debt. If interest rates were to increase 100 basis points (1.0%) from March 31, 2002 rates, and assuming no changes in debt from March 31, 2002 levels, the additional annual interest expense to the Company would be approximately $0.2 million. The Company does not engage in activities using complex or highly leveraged instruments.

Foreign Currency Exchange Risk. The majority of the Company's receipts and expenditures are contracted in U.S. dollars, and the Company does not consider the market risk exposure relating to currency exchange to be material at this time. The Company currently does not hedge its foreign currency exposure and, therefore, has not entered into any forward foreign exchange contracts to hedge foreign currency transactions. The Company has operations outside the United States with foreign-currency denominated assets and liabilities, primarily denominated in Italian lira, Canadian dollars, Mexican pesos and Chinese renminbi. Because the Company has foreign-currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The unhedged foreign currency balance sheet exposures as of March 31, 2002 are not expected to result in a significant impact on earnings or cash flows.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various lawsuits arising in the ordinary course of business. In the Company's opinion, the outcome of these matters is not anticipated to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective February 22, 2002, the Company issued 4,320 shares of its Class A Common Stock to the following individuals as part of their annual compensation for services as directors of the Company: Paul R. Bishop, Jack Kemp and Dan T. Moore, III. Each of these directors received 1,440 shares having a market value of approximately $7,500 at the time of issuance. The shares were issued without registration in an offering not involving any public offering to these three directors as permitted by Section 4(2) of the Securities Act of 1933.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:
               4.7* Resignation, Appointment and Acceptance Agreement, dated as of April 25, 2002, by and among Bank One Trust Company, N.A., HSBC Bank USA, and Hawk Corporation



               -------------------
               * filed herewith

          (b)  Reports on Form 8-K:
               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 15, 2002                 HAWK CORPORATION

                                      By: /s/ RONALD E. WEINBERG
                                          ----------------------
                                      Ronald E. Weinberg,
                                      Chairman and CEO

                                      By: /s/ THOMAS A. GILBRIDE
                                          ----------------------
                                      Thomas A. Gilbride,
                                      Vice President - Finance and Treasurer
                                      (Principal Financial Officer)