Form 10-Q
period 2002-06-30
HAWK CORP
filed 2002-08-14
CIK 849240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD _______ TO _______ .

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

                                                                                                PAGE
                                                                                                ----
PART I.  FINANCIAL INFORMATION

               Item 1.      Financial Statements (Unaudited)                                       3

               Item 2.      Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                   22

               Item 3.      Quantitative and Qualitative Disclosures about Market Risk            30

PART II. OTHER INFORMATION

               Item 1.      Legal Proceedings                                                     31

               Item 4.      Submission of Matters to a Vote of Security Holders                   31

               Item 6.      Exhibits and Reports on Form 8-K                                      31

SIGNATURES                                                                                        31

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                                HAWK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 JUNE 30,        DECEMBER 31,
                                                                   2002              2001
                                                                 ----------------------------
         Assets

         Current assets:
            Cash and cash equivalents                            $  2,928          $  3,084
            Accounts receivable, less allowance of
              $536 in 2002 and $455 in 2001                        34,740            25,773
            Inventories                                            31,059            29,152
            Deferred income taxes                                   1,211             1,200
            Other current assets                                    4,382             4,638
                                                                 --------------------------
         Total current assets                                      74,320            63,847

         Property, plant and equipment:
            Land and improvements                                   1,608             1,608
            Buildings and improvements                             18,657            18,657
            Machinery and equipment                                99,149            96,688
            Furniture and fixtures                                  7,821             7,168
            Construction in progress                                3,035             1,450
                                                                 --------------------------
                                                                  130,270           125,571
         Less accumulated depreciation and amortization            64,175            58,208
                                                                 --------------------------
         Total property, plant and equipment                       66,095            67,363


         Other assets:
            Goodwill                                               32,495            53,877
            Other intangible assets                                12,105            12,828
            Shareholder notes                                       1,010             1,010
            Other                                                   5,816             5,180
                                                                 --------------------------
         Total other assets                                        51,426            72,895

         Total assets                                            $191,841          $204,105
                                                                 ==========================

                                HAWK CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                    JUNE 30,          DECEMBER 31,
                                                                      2002                2001
                                                                    ------------------------------
Liabilities and shareholders' equity

Current liabilities:
   Accounts payable                                                 $  14,835           $  13,432
   Accrued compensation                                                 5,518               5,233
   Other accrued expenses                                               7,892               6,832
   Current portion of long-term debt                                   35,347               6,862
                                                                    -----------------------------
Total current liabilities                                              63,592              32,359

Long-term liabilities:
   Long-term debt                                                      68,593              90,957
   Deferred income taxes                                                6,737              10,978
   Other                                                                3,609               3,374
                                                                    -----------------------------
Total long-term liabilities                                            78,939             105,309
Shareholders' equity:
   Series D preferred stock, $.01 par value; an aggregate
     liquidation value of $1,530, plus any unpaid
     dividends with 9.8% cumulative dividend (1,530
     shares authorized, issued and outstanding)                             1                   1
   Class E preferred stock, $.01 par value; 100,000 shares
   authorized; none issued or outstanding
   Class A common stock, $.01 par value; 75,000,000
     shares authorized; 9,187,750 issued; and 8,557,240
     and 8,552,920 outstanding in 2002 and 2001,
     respectively                                                          92                  92
   Class B common stock, $.01 par value; 10,000,000
     shares authorized; none issued or outstanding
   Additional paid-in capital                                          54,619              54,626
   Retained earnings                                                    1,987              19,623
   Accumulated other comprehensive loss                                (2,717)             (3,201)
   Treasury stock, at cost, 630,510 and 634,830
     shares in 2002 and 2001, respectively                             (4,672)             (4,704)
                                                                    -----------------------------
Total shareholders' equity                                             49,310              66,437
                                                                    -----------------------------
Total liabilities and shareholders' equity                          $ 191,841           $ 204,105
                                                                    =============================

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

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                             JUNE 30,                          JUNE 30,
                                                                       2002             2001             2002             2001
                                                                    ------------------------------------------------------------
Net sales                                                           $  50,349        $  47,419        $ 100,153        $ 101,200
Cost of sales                                                          38,723           37,085           77,748           77,046
                                                                    ------------------------------------------------------------
Gross profit                                                           11,626           10,334           22,405           24,154

Operating Expenses:
   Selling, technical and administrative expenses                       8,295            8,359           17,493           17,031
   Restructuring costs                                                                     892                             1,000
   Amortization of intangibles                                            367            1,134              723            2,265
                                                                    ------------------------------------------------------------
Total operating expenses                                                8,662           10,385           18,216           20,296
                                                                    ------------------------------------------------------------
Income (loss) from operations                                           2,964              (51)           4,189            3,858

Interest expense                                                       (2,342)          (2,391)          (4,640)          (4,834)
Interest income                                                            12               61               75              103
Other expense, net                                                        (93)            (324)            (295)            (246)
                                                                    ------------------------------------------------------------

Income (loss) before income taxes                                         541           (2,705)            (671)          (1,119)
Income tax provision (benefit)                                            302           (1,286)            (310)            (557)
                                                                    ------------------------------------------------------------
Net income (loss) before cumulative effect of change in
   accounting principle                                                   239           (1,419)            (361)            (562)
Cumulative effect of change in accounting principle, net of
   tax of $4,252                                                                                        (17,200)
                                                                    ------------------------------------------------------------
Net income (loss)                                                   $     239        $  (1,419)       $ (17,561)       $    (562)
                                                                    ============================================================

Earnings (loss) per share:
   Basic earnings (loss) per share:
      Basic earnings (loss) before cumulative effect of change
        in accounting principle                                     $     .02        $    (.17)       $    (.05)       $    (.07)
      Cumulative effect of change in accounting principle                                                 (2.01)
                                                                    ------------------------------------------------------------
   Net income (loss) per basic share                                $     .02        $    (.17)       $   (2.06)       $    (.07)
                                                                    ============================================================

   Diluted earnings (loss) per share:
      Diluted earnings (loss) before cumulative effect of change
        in accounting principle                                     $     .02        $    (.17)       $    (.05)       $    (.07)
      Cumulative effect of change in accounting principle                                                 (2.01)
                                                                    ------------------------------------------------------------
   Net income (loss) per diluted share                              $     .02        $    (.17)       $   (2.06)       $    (.07)
                                                                    ============================================================

See notes to consolidated financial statements.

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                2002               2001
                                                                              ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $(17,561)          $   (562)
Adjustments to reconcile net loss to net cash (used)
   provided by operating activities:
     Depreciation and amortization                                               6,260              7,905
     Deferred income taxes                                                                           (151)
     Cumulative effect of change in accounting principle, net of tax            17,200
     Changes in operating assets and liabilities:
         Accounts receivable                                                    (8,241)            (3,347)
         Inventories                                                            (1,250)             2,008
         Other assets                                                             (345)              (282)
         Accounts payable                                                        1,023              2,283
         Other liabilities                                                       1,191             (1,398)
                                                                              ---------------------------
Net cash (used in) provided by operating activities                             (1,723)             6,456

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                                      (4,170)            (4,830)
                                                                              ---------------------------
Net cash used in investing activities                                           (4,170)            (4,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                    32,503             16,239
Payments on long-term debt                                                     (26,811)           (18,436)
Payments of preferred stock dividends                                              (75)               (75)
                                                                              ---------------------------
Net cash provided by (used in) financing activities                              5,617             (2,272)
Effect of exchange rate changes on cash                                            120               (126)
                                                                              ---------------------------
Net decrease in cash and cash equivalents                                         (156)              (772)
Cash and cash equivalents at beginning of year                                   3,084              4,010
                                                                              ---------------------------
Cash and cash equivalents at end of year                                      $  2,928           $  3,238
                                                                              ===========================


See notes to consolidated financial statements.

                                HAWK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2002
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (the "Company") for the year ended December 31, 2001.

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

NOTE 2 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE AND GOODWILL AND INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 141 "Business Combinations" (SFAS No.
141) and No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). These statements eliminate the pooling of interest method of accounting for business combinations subsequent to June 30, 2001 and eliminate the amortization of goodwill for all fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 141 and SFAS No. 142 with respect to new goodwill as of July 1, 2001 and adopted SFAS No. 142 with respect to existing goodwill as of January 1, 2002, the first day of its 2002 fiscal year. The adoption of SFAS No. 141 has not impacted the Company's financial condition or results of operations. In accordance with SFAS No. 142, existing goodwill was amortized through fiscal 2001. Upon adoption of SFAS No. 142, the Company stopped amortizing existing goodwill. The pro forma effect of applying SFAS No. 142 for the six and three months ended June 30, 2001 would have been to decrease amortization expense by approximately $1,542 and $767, respectively and would result in basic and diluted earnings (loss) per share of $0.04 and $(0.12), respectively.

Additionally, upon adoption of SFAS No. 142, the Company changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization methodology to an impairment-only methodology. SFAS No. 142 provided for a six month transitional period from the effective date of adoption, to June 30, 2002, for the Company to perform an initial assessment of whether there was an indication that the carrying value of the goodwill was impaired. The Company performed the assessment by comparing the fair value of each of its reporting units, as determined in accordance with SFAS No. 142, to its carrying value. The rules under SFAS No. 142 require that any initial impairment be taken as a charge to income as a cumulative effect of change in accounting principle retroactive to January 1, 2002.

The Company, with the assistance of independent valuation experts, has completed its initial assessment test and has concluded that certain of its goodwill was impaired at January 1, 2002, resulting in a charge of $21,452 ($17,200 after tax). The fair value of goodwill was estimated using a combination of a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each segment and a market approach of guideline companies and similar transactions. The impairment found resulted from the carrying value exceeding the fair value of certain operating segments. This was due primarily to a shortfall in sales from levels anticipated at the time of the respective acquisitions and other costs associated with the Company's global expansion initiatives. In accordance with SFAS No. 142, this charge has been recorded as a cumulative effect of change in accounting principle, retroactive to January 1, 2002. The net loss after the cumulative effect of change in accounting principle for the six month period ended June 30, 2002 was $2.06 per diluted share. The transitional impairment charge is a one-time non-cash charge and will not have an effect on the Company's current business activities or existing bank covenants. There can be no assurance that future goodwill impairments will not occur.

SFAS No. 142 requires a review at least annually of the carrying value of indefinite-lived assets and goodwill. In addition to the transitional impairment test completed in the second quarter of 2002, another impairment test will be completed in the fourth quarter 2002 and at least annually thereafter.











The components of goodwill and other intangible assets and the related accumulated amortization are as follows:

                                                           JUNE 30,                                   DECEMBER 31,
                                                             2002                                         2001
                                             -------------------------------------        -------------------------------------
                                                          ACCUMULATED                                  ACCUMULATED
                                              GROSS      AMORTIZATION        NET           GROSS      AMORTIZATION        NET
                                             ----------------------------------------------------------------------------------
   Goodwill, beginning of the period         $67,808        $13,931        $53,877        $67,380        $10,751        $56,629
   Additions                                      70                            70            428                           428
   Deletions                                  21,452                        21,452                         3,180          3,180
                                             ----------------------------------------------------------------------------------
   Goodwill, end of the period               $46,426        $13,931        $32,495        $67,808        $13,931        $53,877

   Other intangible assets subject to
   amortization:
      Product certifications                  20,820          9,904         10,916         20,820          9,544         11,276
      Deferred financing                       4,693          3,899            794          4,693          3,593          1,100
      Other intangible assets                  3,013          2,618            395          3,013          2,561            452
                                             ----------------------------------------------------------------------------------
   Subtotal                                   28,526         16,421         12,105         28,526         15,698         12,828
                                             ----------------------------------------------------------------------------------

   Total                                     $74,952        $30,352        $44,600        $96,334        $29,629        $66,705
                                             ==================================================================================

A summary of the Company's net goodwill at June 30, 2002 and December 31, 2001 by reportable operating segment is as follows:

                                               JUNE 30,      DECEMBER 31,
                                                 2002           2001
                                               --------------------------
                  Friction products                            $11,100
                  Precision components          $28,109         28,039
                  Performance automotive          4,386          8,392
                  Motor                                          6,346
                                               --------------------------
                  Consolidated                  $32,495        $53,877
                                               ==========================

The Company estimates its amortization expense for its definite-lived assets for the next five years to be as follows: 2002-$1,422; 2003-$1,257; 2004-$789;
2005-$789; and 2006-$776.

Product certifications were acquired and valued based on the acquired company's position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

                                          THREE MONTHS ENDED                    SIX MONTHS ENDED
                                               JUNE 30,                             JUNE 30,
                                        2002              2001               2002               2001
                                      ----------------------------------------------------------------
Net income (loss)                     $    239          $ (1,419)          $(17,561)          $   (562)
Foreign currency translation               813                90                484               (415)
                                      ----------------------------------------------------------------
Comprehensive income (loss)           $  1,052          $ (1,329)          $(17,077)          $   (977)
                                      ================================================================

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The major components of inventories are as follows:


                                                JUNE 30,            DECEMBER 31,
                                                  2002                 2001
                                                --------------------------------
Raw materials and work-in-process               $ 21,176             $ 19,360
Finished products                                 13,021               12,542
Inventory reserves                                (3,138)              (2,750)
                                                --------------------------------
                                                $ 31,059             $ 29,152
                                                ================================

NOTE 5 - EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are computed as follows:

                                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                                JUNE 30,                          JUNE 30,
                                                                          2002             2001             2002            2001
                                                                        -----------------------------------------------------------
Numerator:
    Net income (loss) before cumulative effect of change in
    accounting principle                                                $    239         $ (1,419)        $   (361)        $   (562)
    Preferred stock                                                          (37)             (37)             (75)             (75)
                                                                        -----------------------------------------------------------
    Net income (loss) before cumulative effect of change in
    accounting principle available to common shareholders               $    202         $ (1,456)        $   (436)        $   (637)
                                                                        ===========================================================


    Net income (loss)                                                   $    239         $ (1,419)        $(17,561)        $   (562)
    Preferred stock                                                          (37)             (37)             (75)             (75)
                                                                        -----------------------------------------------------------
    Net income (loss) available to common shareholders                  $    202         $ (1,456)        $(17,636)        $   (637)
                                                                        ===========================================================


Denominator:
    Denominator for basic earnings (loss) per share-
       Weighted average shares                                             8,557            8,553            8,556            8,552
    Effect of dilutive securities:
       Stock options                                                         100
                                                                        -----------------------------------------------------------
    Denominator for diluted earnings (loss) per share-
       adjusted weighted-average shares and assumed conversions            8,657            8,553            8,556            8,552

   Basic earnings (loss) per share:
     Basic earnings (loss) before cumulative effect of change in
       accounting principle                                             $    .02         $   (.17)        $   (.05)        $   (.07)
     Cumulative effect of change in accounting principle                                                     (2.01)
                                                                        -----------------------------------------------------------
   Net income (loss) per basic share                                    $    .02         $   (.17)        $  (2.06)        $   (.07)
                                                                        ===========================================================

   Diluted earnings (loss) per share:
     Diluted earnings (loss) before cumulative effect of change in
       accounting principle                                             $    .02         $   (.17)        $   (.05)        $   (.07)
     Cumulative effect of change in accounting principle                                                     (2.01)
                                                                        -----------------------------------------------------------
   Net income (loss) per diluted share                                  $    .02         $   (.17)        $  (2.06)        $   (.07)
                                                                        ===========================================================

For the six months ended June 30, 2002 and the three and six months ended June 30, 2001 outstanding stock options were not included in the computation of diluted earnings per share since it would have resulted in an anti-dilutive effect.

NOTE 6 - BUSINESS SEGMENTS

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

The performance automotive segment engineers, manufactures and markets high performance friction material for use in premium branded clutch and drive train components. The Company, through this segment, targets leading teams in the NASCAR and CART racing series, as well as drivers on the SCCA and ASA racing circuits, high-performance street vehicles and other road race and oval track competition cars. An operating unit formerly associated with the Company's performance automotive segment was reclassified as of January 1, 2002 to the Company's friction products segment as a result of changes in the internal operating responsibility of that unit. All prior periods have been reclassified to reflect this change.

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

The information by segment is as follows:


                                            THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                 JUNE 30,                            JUNE 30,
                                          2002              2001              2002              2001
                                        ---------------------------------------------------------------
Net sales to external customers:
   Friction products                    $  27,102         $  27,615         $  53,135         $  57,178
   Precision components                    17,125            14,422            34,331            32,268
   Performance automotive                   3,326             3,229             7,221             7,390
   Motor                                    2,796             2,153             5,466             4,364
                                        ---------------------------------------------------------------
Consolidated                            $  50,349         $  47,419         $ 100,153         $ 101,200
                                        ===============================================================

Gross profit (loss):
   Friction products                    $   6,946         $   7,323         $  12,982         $  15,084
   Precision components                     3,576             2,226             6,703             6,672
   Performance automotive                   1,152               916             2,565             2,320
   Motor                                      (48)             (131)              155                78
                                        ---------------------------------------------------------------
Consolidated                            $  11,626         $  10,334         $  22,405         $  24,154
                                        ===============================================================

Depreciation and amortization:
   Friction products                    $   1,985         $   2,314         $   3,893         $   4,620
   Precision components                       923             1,228             1,867             2,422
   Performance automotive                      48               190                86               373
   Motor                                      211               262               414               490
                                        ---------------------------------------------------------------
Consolidated                            $   3,167         $   3,994         $   6,260         $   7,905
                                        ===============================================================

Operating income (loss):
   Friction products                    $   2,678         $   1,413         $   3,450         $   4,284
   Precision components                       896              (635)            1,017               467
   Performance automotive                     111                92               935               473
   Motor                                     (721)             (921)           (1,213)           (1,366)
                                        ---------------------------------------------------------------
Consolidated                            $   2,964         $     (51)        $   4,189         $   3,858
                                        ===============================================================

Cumulative effect of change in
 accounting principle, net of tax:
   Friction products                                                        $   8,373
   Performance automotive                                                       2,484
   Motor                                                                        6,343
                                        ---------------------------------------------------------------
Consolidated                                                                $  17,200
                                        ===============================================================


NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) as amended by SFAS No. 138 (SFAS No. 138). As amended, SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as an effective hedge that offsets certain exposures.

The Company periodically enters into interest-rate swap agreements to moderate exposure to interest-rate changes and to lower the overall cost of borrowing. During the quarter ended March 31, 2001, the Company entered into an interest-rate swap agreement that effectively converts a portion of its floating rate debt to a fixed rate of 5.34% on $10,000 notional amount on its variable-rate debt maturing in 2003. Although this financial instrument did not meet the hedge accounting criteria of SFAS No. 133, it continues to be effective in achieving the risk management objectives for which it was intended. The change in the fair value of the interest rate swap did not have a material impact on the Company's financial position or results of operations for the six months ended June 30, 2002.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes FASB No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial condition or results of operations.

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

The following supplemental unaudited consolidating condensed financial statements present (in thousands):

         1. Consolidating condensed balance sheets as of June 30, 2002 and December 31, 2001, consolidating condensed statements of operations for the six month periods ended June 30, 2002 and 2001 and consolidating condensed statements of cash flows for the six months ended June 30, 2002 and 2001.

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

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)

                                                                             JUNE 30, 2002
                                            ---------------------------------------------------------------------------------
                                                             COMBINED          COMBINED
                                                             GUARANTOR       NON-GUARANTOR
                                             PARENT        SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                            ---------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                $     572        $     339         $   2,017                           $   2,928
   Accounts receivable, net                                     25,429             9,311                              34,740
   Inventories, net                                             22,170             8,889                              31,059
   Deferred income taxes                        1,111                                100                               1,211
   Other current assets                         1,861            1,123             1,398                               4,382
                                            ---------------------------------------------------------------------------------
Total current assets                            3,544           49,061            21,715                              74,320
Investment in subsidiaries                        794           (1,888)                          $   1,094
Inter-company advances, net                   159,601           17,128           (16,109)         (160,620)
Property, plant and equipment, net                 14           56,682             9,399                              66,095
Intangible assets                                  72           44,528                                                44,600
Other                                           1,010            5,760             1,066            (1,010)            6,826
                                            ---------------------------------------------------------------------------------

TOTAL ASSETS                                $ 165,035        $ 171,271         $  16,071         $(160,536)        $ 191,841
                                            =================================================================================
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                          $  10,385         $   4,450                           $  14,835
   Accrued compensation                     $     396            3,873             1,249                               5,518
   Other accrued expenses                       1,738            4,071             2,083                               7,892
   Current portion of long-term debt           29,000            2,503             3,844                              35,347
                                            ---------------------------------------------------------------------------------
Total current liabilities                      31,134           20,832            11,626                              63,592

Long-term liabilities:
   Long-term debt                              65,000            3,201               392                              68,593
   Deferred income taxes                        6,642                                 95                               6,737
   Other                                                         2,165             1,444                               3,609
   Inter-company advances, net                  1,128          155,205             4,402         $(160,735)
                                            ---------------------------------------------------------------------------------
Total long-term liabilities                    72,770          160,571             6,333          (160,735)           78,939
                                            ---------------------------------------------------------------------------------
Total liabilities                             103,904          181,403            17,959          (160,735)          142,531
Shareholders' equity (deficit)                 61,131          (10,132)           (1,888)              199            49,310
                                            ---------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                   $ 165,035        $ 171,271         $  16,071         $(160,536)        $ 191,841
                                            =================================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)

                                                                            DECEMBER 31, 2001
                                            ----------------------------------------------------------------------------------
                                                              Combined          Combined
                                                              Guarantor       Non-Guarantor
                                             Parent         Subsidiaries      Subsidiaries      Eliminations      Consolidated
                                            ----------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents               $   1,073         $     247         $   1,764                           $   3,084
    Accounts receivable, net                      160            18,828             6,785                              25,773
    Inventories, net                               42            22,566             6,544                              29,152
    Deferred income taxes                       1,111                                  89                               1,200
    Other current assets                        2,976             1,143               519                               4,638
                                            ----------------------------------------------------------------------------------
Total current assets                            5,362            42,784            15,701                              63,847
Investment in subsidiaries                        794            (1,080)                          $     286
Inter-company advances, net                   153,455             9,447            (8,555)         (154,347)
Property, plant and equipment                      18            58,026             9,319                              67,363
Intangible assets                                 199            66,506                                                66,705
Other                                           1,010             5,082             1,108            (1,010)            6,190
                                            ----------------------------------------------------------------------------------
TOTAL ASSETS                                $ 160,838         $ 180,765         $  17,573         $(155,071)        $ 204,105
                                            ==================================================================================
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
    Accounts payable                                          $  10,292         $   3,140                           $  13,432
    Accrued compensation                    $     (18)            4,440               811                               5,233
    Other accrued expenses                      1,449             4,345             1,038                               6,832
    Current portion of long-term debt           5,000             1,669               193                               6,862
                                            ----------------------------------------------------------------------------------
Total current liabilities                       6,431            20,746             5,182                              32,359
Long-term liabilities:
   Long-term debt                              82,450             4,765             3,742                              90,957
   Deferred income taxes                       10,894                                  84                              10,978
   Other                                                          2,154             1,220                               3,374
   Inter-company advances, net                  1,350           144,786             8,425         $(154,561)
                                            ----------------------------------------------------------------------------------
Total long-term liabilities                    94,694           151,705            13,471          (154,561)          105,309
                                            ----------------------------------------------------------------------------------
Total liabilities                             101,125           172,451            18,653          (154,561)          137,668
Shareholders' equity (deficit)                 59,713             8,314            (1,080)             (510)           66,437
                                            ----------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                   $ 160,838         $ 180,765         $  17,573         $(155,071)        $ 204,105
                                            ==================================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                       STATEMENT OF OPERATIONS (UNAUDITED)


                                                             SIX MONTHS ENDED JUNE 30, 2002
                                          ---------------------------------------------------------------------
                                                       COMBINED       COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                           PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------------------------------------------------------------------
Net sales                                             $   85,427      $  14,726                      $ 100,153
Cost of sales                                             65,132         12,616                         77,748
                                          ---------------------------------------------------------------------
Gross profit                                              20,295          2,110                         22,405

Expenses:
   Selling, technical and
     administrative expenses              $     14        15,211          2,268                         17,493
   Amortization of intangible assets             4           719                                           723
                                          ---------------------------------------------------------------------
Total expenses                                  18        15,930          2,268                         18,216
                                          ---------------------------------------------------------------------
(Loss) income from operations                  (18)        4,365           (158)                         4,189
Interest income (expense), net               1,823        (5,967)          (421)                        (4,565)
(Loss) income from equity investees        (19,038)         (951)                     $  19,989
Other (expense) income, net                   (285)            7            (17)                          (295)
                                          ---------------------------------------------------------------------
(Loss) income before income taxes          (17,518)       (2,546)          (596)         19,989           (671)
Income (benefit) tax provision                 (36)         (629)           355                           (310)
                                          ---------------------------------------------------------------------
Net loss before cumulative effect of
change in accounting principle             (17,482)       (1,917)          (951)         19,989           (361)
Cumulative effect of change in
accounting principle, net of tax               (79)      (17,121)                                      (17,200)
                                          ---------------------------------------------------------------------
NET LOSS                                  $(17,561)   $  (19,038)     $    (951)      $  19,989      $ (17,561)
                                          =====================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                       STATEMENT OF OPERATIONS (UNAUDITED)


                                                             SIX MONTHS ENDED JUNE 30, 2001
                                          ---------------------------------------------------------------------
                                                       COMBINED       COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                           PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------------------------------------------------------------------
Net sales                                             $   88,345      $  12,855                     $  101,200
Cost of sales                                             65,658         11,388                         77,046
                                          ---------------------------------------------------------------------
Gross profit                                              22,687          1,467                         24,154

Expenses:
   Selling, technical and
     administrative expenses              $   (258)       15,077          2,212                         17,031
   Restructuring costs                                     1,000                                         1,000
   Amortization of intangible assets             9         2,256                                         2,265
                                          ---------------------------------------------------------------------
Total expenses                                (249)       18,333          2,212                         20,296
                                          ---------------------------------------------------------------------
Income (loss) from operations                  249         4,354           (745)                         3,858
Interest income (expense), net               1,836        (6,149)          (418)                        (4,731)
(Loss) income from equity investees         (2,431)       (1,306)                     $   3,737
Other (expense) income, net                   (276)          (40)            70                           (246)
                                          ---------------------------------------------------------------------
Loss before income taxes                      (622)       (3,141)        (1,093)          3,737         (1,119)
Income (benefit) tax expense                   (60)         (710)           213                           (557)
                                          ---------------------------------------------------------------------
NET LOSS                                  $   (562)   $   (2,431)     $  (1,306)      $   3,737     $     (562)
                                          =====================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                            THREE MONTHS ENDED JUNE 30, 2002
                                          ---------------------------------------------------------------------
                                                       COMBINED       COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                           PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------------------------------------------------------------------
Net sales                                             $   42,671      $   7,678                      $  50,349
Cost of sales                                             32,332          6,391                         38,723
                                          ---------------------------------------------------------------------
Gross profit                                              10,339          1,287                         11,626

Expenses:
   Selling, technical and
     administrative expenses              $   (386)        7,486          1,195                          8,295
   Amortization of intangible assets             2           365                                           367
                                          ---------------------------------------------------------------------
Total expenses                                (384)        7,851          1,195                          8,662
                                          ---------------------------------------------------------------------
Income (loss) from operations                  384         2,488             92                          2,964
Interest income (expense), net                 912        (3,029)          (213)                        (2,330)
Loss from equity investees                    (725)         (370)                     $   1,095
Other (expense) income, net                   (108)          (13)            28                            (93)
                                          ---------------------------------------------------------------------
Income (loss) before income taxes              463          (924)           (93)          1,095            541
Income tax (benefit) expense                   224          (199)           277                            302
                                          ---------------------------------------------------------------------

NET INCOME (LOSS)                         $    239    $     (725)     $    (370)      $   1,095      $     239
                                          =====================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                            THREE MONTHS ENDED JUNE 30, 2001
                                          ---------------------------------------------------------------------
                                                       COMBINED       COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                           PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------------------------------------------------------------------
Net sales                                             $   41,252      $   6,167                      $  47,419
Cost of sales                                             31,296          5,789                         37,085
                                          ---------------------------------------------------------------------
Gross profit                                               9,956            378                         10,334

Expenses:
   Selling, technical and
     administrative expenses              $    154         7,111          1,094                          8,359
   Restructuring costs                                       892                                           892
   Amortization of intangible assets             6         1,128                                         1,134
                                          ---------------------------------------------------------------------
Total expenses                                 160         9,131          1,094                         10,385
                                          ---------------------------------------------------------------------
(Loss) income from operations                 (160)          825           (716)                           (51)
Interest income (expense), net                 911        (3,017)          (224)                        (2,330)
Loss from equity investees                  (2,218)         (889)                     $   3,107
Other (expense) income, net                   (276)           24            (72)                          (324)
                                          ---------------------------------------------------------------------
(Loss) income before income taxes           (1,743)       (3,057)        (1,012)          3,107         (2,705)
Income (benefit) tax expense                  (324)         (839)          (123)                        (1,286)
                                          ---------------------------------------------------------------------
NET LOSS                                  $ (1,419)   $   (2,218)     $    (889)      $   3,107      $  (1,419)
                                          =====================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                             SIX MONTHS ENDED JUNE 30, 2002
                                          ---------------------------------------------------------------------
                                                       COMBINED       COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                           PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------------------------------------------------------------------
Net cash (used in) provided by
   operating activities                   $ (6,976)   $    3,367      $   1,886                      $  (1,723)

Cash flows from investing activities:
   Purchase of property, plant and
     equipment                                            (3,689)          (481)                        (4,170)
                                          ---------------------------------------------------------------------
Net cash used in investing activities                     (3,689)          (481)                        (4,170)


Cash flows from financing activities:
   Proceeds from debt                       32,170           333                                        32,503
   Payments on debt                        (25,620)       (1,063)          (128)                       (26,811)
   Payment of preferred stock dividend         (75)                                                        (75)
                                          ---------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                      6,475          (730)          (128)                         5,617
Effect of currency rate changes                            1,144         (1,024)                           120
Net (decrease) increase in cash and
cash equivalents                              (501)           92            253                           (156)
                                          ---------------------------------------------------------------------
Cash and cash equivalents
   at beginning of period                 $  1,073    $      247      $   1,764                      $   3,084
                                          ---------------------------------------------------------------------
Cash and cash equivalents
   at end of period                       $    572    $      339      $   2,017     $   0            $   2,928
                                          =====================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                             SIX MONTHS ENDED JUNE 30, 2001
                                          ---------------------------------------------------------------------
                                                       COMBINED       COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                           PARENT    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------------------------------------------------------------------
Net cash provided by (used in) operating
   activities                             $  4,474    $    4,163      $  (2,181)                     $   6,456

Cash flows from investing activities:
   Purchase of property, plant and
   equipment                                              (3,860)          (970)                        (4,830)
                                          ---------------------------------------------------------------------
Net cash used in investIng activities                     (3,860)          (970)                        (4,830)

Cash flows from financing activities:
   Proceeds from long-term debt             12,281           560          3,398                         16,239
   Payments on long-term debt              (16,775)       (1,482)          (179)                       (18,436)
   Payments of preferred stock
   dividends                                   (75)                                                        (75)
                                          ---------------------------------------------------------------------
Net cash (used in) provided by
   financing activities                     (4,569)         (922)         3,219                         (2,272)
Net (decrease)  increase in cash and
   cash equivalents                            (95)         (619)            68                           (646)
Effect of exchange rate changes on
   cash                                                                    (126)                          (126)
                                          ---------------------------------------------------------------------
Cash and cash equivalents,
   at beginning of period                      553         1,027          2,430                          4,010
                                          ---------------------------------------------------------------------
CASH AND CASH EQUIVALENTS,
   AT END OF PERIOD                       $    458    $      408      $   2,372       $       0      $   3,238
                                          =====================================================================

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

The Company's friction products are made from proprietary formulations of composite materials that primarily consist of cold-rolled steel, metal powders, resins and synthetic and natural fibers. Friction products are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Friction products engineered, manufactured and marketed by the Company include friction components for use in brakes, transmissions and clutches in aerospace, agriculture, construction, truck and specialty vehicle markets.

The Company's precision components are made from formulations of composite powder metal alloys. The precision components segment targets three specific areas of the powder metal marketplace:

         - High precision components specializing in tight tolerance fluid power components;

         - Large powder metal components, primarily used in agriculture, construction and truck applications; and

         - Smaller, higher volume parts, utilizing efficient pressing and sintering capabilities, primarily for, appliance, automotive, business equipment and lawn and garden markets.

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

As of June 30, 2002, Hawk had approximately 1,600 employees and 16 manufacturing sites in five countries.


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


SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001

Net Sales. Consolidated net sales for the second quarter of 2002 were $50.3 million, an increase of $2.9 million or 6 percent from the comparable period in 2001. The increase in net sales was primarily the result of improving conditions in most of its markets, increased sales and production levels at the Company's Mexican motor components facility, and new product introductions leading to market share gains.

         - Friction Segment. Net sales in the friction segment during the second quarter of 2002 were $27.1 million, a decrease of 2 percent compared to the second quarter of 2001. The major markets served by this segment, with the notable exception of aerospace, experienced improving operating conditions during the quarter when compared to the first quarter of 2001. Net sales to the aerospace market declined 33 percent during the second quarter of 2002 compared to the same period in 2001, primarily as a result of the continuing softness in worldwide air travel. The Company experienced increases in net sales to the heavy truck, agriculture and construction markets as a result of the generally improving operating conditions in the United States and Europe. The Company continues to expect that most of the markets it serves other than aerospace will continue to experience gradual economic improvement during the remainder of 2002. Volumes in the aerospace market for all of 2002 are expected to decline approximately 10 to 20 percent compared to 2001, as a result of the decline in air travel.

         - Precision Component Segment. Net sales in the precision components segment for the second quarter of 2002 were $17.1 million, an increase of $2.7 million, or 19 percent compared to the second quarter of 2001. The increase in net sales was primarily attributable to increased sales to customers in the lawn and garden, truck and fluid power markets, as the general industrial segments of the domestic economy continued to show improvement during the quarter. The Company expects the markets served by this segment to show gradual improvement during the remainder of 2002.

         - Performance Automotive. Net sales in the Company's performance automotive segment during the second quarter of 2002 were $3.3 million, an increase of 3 percent compared to net sales of $3.2 million in the second quarter of 2001. The increase in net sales was primarily attributable to new drive train product introductions at the Company's Tex Racing division, which were partially offset by declines in clutch sales during the quarter.

         - Motor Segment. Net sales in the Company's motor segment during the second quarter of 2002 were $2.8 million, an increase of $0.6 million or 27 percent from the same period in 2001. The sales growth in the motor segment came primarily from the Company's rotor manufacturing facility in Monterrey, Mexico and new product introductions at its U.S. facility.

Gross Profit. Gross profit increased $1.3 million to $11.6 million during the second quarter of 2002, a 13 percent increase compared to gross profit of $10.3 million in the comparable period of 2001. The gross profit margin increased to 23 percent of net sales in the second quarter of 2002 from 22 percent of net sales in the comparable period in 2001. The Company experienced margin improvement in all of its segments, with the exception of the motor segment, primarily as a result of higher sales volumes and cost containment programs partially offset by changes in product mix, especially as a result of the reduction in sales to the aerospace market during the quarter.

         - Friction Segment. The Company's friction segment reported gross profit of $6.9 million or 25 percent of its net sales in the second quarter of 2002 compared to $7.3 million or 26 percent of its net sales in the second quarter of 2001. The decline in the Company's gross profit margin was primarily the result of product mix during second quarter of 2002.

         - Precision Components Segment. Gross profit in the precision components segment during the second quarter of 2002 was $3.6 million or 21 percent of net sales in second quarter of 2002 compared to $2.2 million or 15 percent of net sales in 2001. The increase in this segment's margins was primarily the result of volume improvements to the end markets served by the segment and the ability of the Company to leverage the fixed manufacturing costs associated with this segment to the volume increase.

         - Performance Automotive Segment. The Company's performance automotive segment reported gross profit of $1.2 million or 36 percent of its net sales in the second quarter of 2002 compared to $0.9 million or 28 percent of its net sales in 2001. The increase in gross profit margin was primarily the result of new drive train product introductions at the Company's Tex Racing division as well as manufacturing efficiencies achieved by the segment.

         - Motor Segment. The Company's motor segment reported a gross margin loss of $0.1 million during the second quarter of 2002 and for the second quarter of 2001. The gross margin loss was primarily the result of the Company's continued support of its new rotor manufacturing facility in Mexico. Additionally, new product introduction costs during the quarter at the Company's U.S. manufacturing facility had a negative effect on margins during the second quarter of 2002.

Selling, Technical and Administrative Expenses. ST&A expenses decreased $0.1 million, or 1 percent, to $8.3 million in the second quarter of 2002 from $8.4 million in the comparable period of 2001. The decrease in ST&A expenses was primarily attributable to cost reductions implemented by the Company partially offset by legal expenses related to litigation that was resolved during the quarter in the Company's performance automotive segment and personnel costs associated with the Company's long-term sales and growth initiatives.

Restructuring Costs. During the second quarter of 2001, the Company recorded an expense of $0.9 million to support its cost cutting initiatives. The costs incurred during the quarter represent corporate-wide severance costs. There were no restructuring costs incurred by the Company during the comparable quarter of 2002.

Amortization of Intangibles. Amortization of intangibles decreased by $0.7 million during the second quarter of 2002 as a result of the implementation by the Company of SFAS No. 142 on January 1, 2002. Upon adoption of SFAS No. 142, the Company stopped amortizing existing goodwill.

Income from Operations. Income from operations increased to $3.0 million in the second quarter of 2002 from a loss of $0.1 million in 2001. The increase was primarily the result of the sales volume increases, the reduction of goodwill amortization expense as a result of the implementation of SFAS No. 142, and costs reductions achieved during the quarter. This improvement was partially offset by legal expenses associated with litigation that was resolved during the quarter. Income from operations as a percentage of net sales was 6 percent in 2002 compared to a loss in 2001.

As a result of the items discussed above, results from operations at the Company's segments were as follows:

                  - The friction segment's income from operations increased $1.3 million or 93 percent to $2.7 million in the second quarter of 2002 from $1.4 million in the comparable period in 2001.

                  - Income from operations in the precision components segment was $0.9 million in the second quarter of 2002, an increase of $1.5 million compared to a loss of $0.6 million in the comparable period in 2001.

                  - Income from operations at the performance automotive segment was flat at $0.1 million in the second quarter of 2002 and 2001.

                  - The loss from operations in the motor segment decreased to $0.7 million in the second quarter of 2002 from $0.9 million in the comparable period in 2001.

Interest Expense. Interest expense decreased $0.1 million or 4 percent to $2.3 million in the second quarter of 2002 from $2.4 million in the comparable period of 2001. The decrease is primarily attributable to lower borrowing costs partially offset by increased borrowing levels incurred by the Company during the quarter.

Other (Expense) Income. Other expense was $0.1 million in the second quarter of 2002. The expense in the second quarter of 2002 consisted primarily of expense recorded in a mark to market adjustment from the Company's swap agreement partially offset by foreign currency transaction income due to the strength of the Euro during the quarter.

Income Taxes. The Company's recorded a provision for income taxes in the second quarter of 2002 of $0.3 million compared to a credit of $1.3 million in the comparable quarter of 2001. The Company's effective tax rate during the quarter was 56 percent compared to a tax rate benefit of 48 percent in the comparable quarter of 2001.

Net Income (Loss). As a result of the factors noted above, the Company reported net income of $0.2 million in the second quarter of 2002, compared to a net loss of $1.4 million in 2001.


FIRST SIX MONTHS OF 2002 COMPARED TO FIRST SIX MONTHS OF 2001

Net Sales. Consolidated net sales for the first six months of 2002 were $100.1 million, a decrease of $1.1 million or 1 percent from the comparable period in 2001. The decrease in net sales was primarily the result of significant weakness in the aerospace market during the six month period ended June 30, 2002. This decline in net sales was partially offset by more favorable conditions in the truck, fluid power, lawn and garden markets as well increased sales from the Company's Mexican rotor manufacturing facility.

         - Friction Segment. Net sales in the friction segment during the first six months of 2002 were $53.1 million, a decrease of 7 percent compared to 2001. While the major markets served by this segment experienced improving operating conditions during the first six months of 2002 when compared to the comparable period 2001, they were not able to overcome the declines experienced by the Company's aerospace segment for the same period. Net sales to the aerospace market declined 30 percent during the first six months of 2002 compared to the same period in 2001, primarily as a result of the continuing softness in worldwide air travel. The Company experienced increases in net sales to the heavy truck, agriculture and construction markets as a result of the generally improving operating conditions in the United States and Europe

         - Precision Component Segment. Net sales in the precision components segment for the first six months of 2002 were $34.3 million, an increase of $2.0 million, or 6 percent compared to the first six months of 2001. The increase in net sales was primarily attributable to increased sales to customers in the lawn and garden, truck and fluid power markets, as the general industrial segments of the domestic economy continued to show improvement during the quarter.

         - Performance Automotive. Net sales in the Company's performance automotive segment during the first six months of 2002 were $7.2 million, a decrease of 3 percent compared to net sales of $7.4 million in the first six months of 2001. The decrease in net sales was primarily attributable to declines in clutch sales during the period partially offset by new drive train product introductions at the Company's Tex Racing division.

         - Motor Segment. Net sales in the Company's motor segment during the first six months of 2002 were $5.5 million, an increase of $1.2 million, or 28 percent from the same period in 2001. The sales growth during the period came primarily from the Company's rotor manufacturing facility in Monterrey, Mexico and new product introductions at its U.S. facility.

Gross Profit. Gross profit declined $1.8 million to $22.4 million during the first six months of 2002, a 7 percent decrease compared to gross profit of $24.2 million in the comparable period of 2001. The gross profit margin decreased to 22 percent of net sales in the first six months of 2002 from 24 percent of net sales in the comparable period in 2001.

         - Friction Segment. The Company's friction segment reported gross profit of $12.9 million or 24 percent of net sales in the first six months of 2002 compared to $15.1 million or 26 percent of net sales in the comparable period of 2001. The decline in the Company's gross profit margin was primarily the result of the decline in aerospace sales during period.

         - Precision Components Segment. Gross profit in the precision components segment during the first six months of 2002 was $6.7 million or 20 percent of net sales compared to $6.7 million or 21 percent of net sales in 2001. The decrease in this segment's margins were primarily the result of volume declines in the first three months of the period, partially offset by the economic improvements in the end markets served by the segment and the ability of the Company to leverage the fixed manufacturing costs associated with this segment to the volume increase during the latter half of the period.

         - Performance Automotive Segment. The Company's performance automotive segment reported gross profit of $2.6 million or 36 percent of net sales in the first six months of 2002 compared to $2.3 million or 31 percent of net sales in 2001. The increase in gross profit margin was primarily the result of new drive train product introductions at the Company's Tex Racing division as well as manufacturing efficiencies achieved by the segment during the period.

         - Motor Segment. The Company's motor segment reported gross profit of $0.2 million or 4 percent of net sales in the first six months of 2002 compared to $0.1 million or 2 percent of net sales in 2001. The increase in gross margin was primarily the result of the reduced support required by the Company of its new rotor manufacturing facility in Mexico as a result of increasing production levels. Partially offsetting the improvement were new product introduction costs during the last half of the period at the Company's U.S. manufacturing facility which had a negative effect on margins.

Selling, Technical and Administrative Expenses. ST&A expenses increased $0.5 million, or 3 percent, to $17.5 million in the first six months of 2002 from $17.0 million in the comparable period of 2001. The increase in ST&A expenses was primarily attributable to legal expenses related to litigation incurred in the Company's performance automotive segment and personnel costs associated with the Company's long-term sales and growth initiatives. These increases were partially offset by cost reduction programs implemented by the Company during the latter half of 2001.

Amortization of Intangibles. Amortization of intangibles decreased by $1.6 million during the first six months of 2002, to $0.7 million from $2.3 million in the comparable period of 2001, as a result of the implementation by the Company of SFAS No. 142 on January 1, 2002. Upon adoption of SFAS No. 142, the Company stopped amortizing existing goodwill.

Income from Operations. Income from operations increased to $4.2 million, or 8 percent, in the first six months of 2002 from $3.9 million in 2001. The increase was primarily the result of the reduction of goodwill amortization expense as a result of the implementation of SFAS No. 142, and costs reductions achieved during the quarter partially offset by the impact of the economic slowdown affecting net sales in the first quarter of the year, product mix and legal expenses associated with litigation that was resolved during the period. Additionally, the Company incurred a restructuring charge of $1.0 million during the 2001 reporting period. Income from operations as a percentage of net sales was flat at 4 percent in 2002 and 2001.

As a result of the items discussed above, results from operations at the Company's segments were as follows:

                  - The friction segment's income from operations decreased $0.8 million or 19 percent to $3.5 million in the first six months of 2002 from $4.3 million in the comparable period in 2001.

                  - Income from operations in the precision components segment was $1.0 million in the first six months of 2002, an increase of $0.5 million compared to $0.5 million in the comparable period in 2001.

                  - Income from operations at the performance automotive segment was $0.9 million in the first six months of 2002 compared to $0.5 million in the comparable period of 2001.

                  - The loss from operations in the motor segment decreased to $1.2 million in the first six months of 2002 from $1.4 million in the comparable period in 2001.

Interest Expense. Interest expense decreased $0.2 million, or 4 percent, to $4.6 million in the first six months of 2002 from $4.8 million in the comparable period of 2001. The decrease is primarily attributable to lower borrowing costs partially offset by increased borrowing levels incurred by the Company during the period.

Other (Expense) Income. Other expense was $0.3 million in the first six months of 2002. The expense in the period consisted primarily of fees paid by the Company to effect an amendment of its bank credit facility during the first quarter of 2002 partially offset by income recorded in a mark to market adjustment from the Company's swap agreement and foreign currency transaction income due to the strength of the Euro during the period.

Income Taxes. The Company's recorded a benefit for income taxes in the first six months of 2002 of $0.3 million compared to a benefit of $0.6 million in the comparable period of 2001. The Company's effective tax rate benefit during the period was 46 percent compared to a tax rate benefit of 49 percent in the comparable period of 2001.

Cumulative Effect of Change in Accounting Principle. In accordance with the requirements of SFAS No. 142 "Goodwill and Other Intangible Assets," the Company recorded a charge for the cumulative effect of change in accounting principle of $17.2 million in the six months ended June 30, 2002. (See "Notes to Consolidated Financial Statements" for additional information on this charge.) This charge represents the write-off of $21.5 million of goodwill ($17.2 million, net of income taxes).

Net Income (Loss). As a result of the factors noted above, the Company reported a net loss of $17.6 million in the first six months of 2002, compared to a net loss of $0.6 million in 2001.

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

The Company's senior notes, which had an outstanding balance of $65.0 million at June 30, 2002, bear interest at 10.25% per annum and mature December 1, 2003. The senior notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly owned subsidiaries of the Company. The Company has the option to redeem the senior notes in whole or in part during the twelve months beginning December 1, 2001 at 102.563%, and beginning December 1, 2002 at 100% together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the senior note indenture, each holder of the senior notes will have the right to require the Company to repurchase all or any part of such holder's senior notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

The senior note indenture permits the Company and its subsidiaries to incur additional indebtedness without limitation, provided that it continues to meet a cash flow coverage ratio. As of June 30, 2002, the Company did not meet the prescribed ratio. The failure to meet the ratio does not constitute a default under the senior note indenture. Rather, the senior note indenture continues to permit certain other types of indebtedness subject to certain limitations. The Company's bank credit facility, which is secured by liens on all of the assets and the assets of the subsidiaries, is permitted. The Company does not believe that its operations will be materially impacted by the limitation on indebtedness arising under the senior note indenture.

The senior note indenture prohibits the payment of cash dividends on the Company's Class A Common Stock. The senior note indenture also contains other covenants limiting the Company's ability and its subsidiaries to, among other things, make certain other restricted payments, make certain investments, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications. The senior note indenture considers non-compliance with the limitations events of default. In addition to non-payment of interest and principal amounts, the senior note indenture also considers default with respect to other indebtedness in excess of $5.0 million an event of default. In the event of a default, the principal and interest could be accelerated upon written notice by 25% or more of the holders of the senior notes. As of June 30, 2002, the Company was in compliance with these covenants.

In addition, the Company has available a bank credit facility which may be used for general corporate purposes. At June 30, 2002, the facility was comprised of a $25.0 million revolving credit component and a $15.0 million amortizing term loan subject to a borrowing base formula. The term loan has quarterly maturities of $1.25 million and the facility has a maturity date of March 31, 2003. As of June 30, 2002, the Company had $17.8 million outstanding under the revolving credit component of the facility. The credit facility is collateralized by a security interest in the accounts receivable, inventory, equipment and real estate and other assets of the Company and its subsidiaries, and the Company has pledged the stock of all of its U.S. subsidiaries and certain stock of its foreign subsidiaries as collateral. Restrictive terms of the credit facility require that the Company maintain specified financial ratios including leverage, interest coverage and fixed charge ratios, and comply with other loan covenants. The Company was in compliance with the financial covenants as of June 30, 2002. As of June 30, 2002, the Company had approximately $4.5 million available for future borrowings, as determined by the borrowing base under its credit facility.

Net cash used in operating activities was $1.7 million for the six month period ended June 30, 2002. Net cash provided by operating activities was $6.4 million for the comparable six month period of 2001. The decline in cash from operations was caused primarily by the net loss for the period, reduction in amortization expense and an increase in working capital assets during the quarter. The increase in working capital was caused primarily by the increase in accounts receivables due to increased net sales by the Company during the six month period compared to the fourth quarter of 2001, as well as customary extended payment term programs to the lawn and garden markets in the Company's precision component segment. Customer payments under these programs are due during the second and third quarter.

Net cash used in investing activities was $4.2 million and $4.8 million for the six month period ended June 30, 2002 and 2001, respectively. The cash used in investing activities during the six month periods ended June 30, 2002 and 2001, was for the purchase of property, plant and equipment. To achieve long-term growth prospects and enhance product quality, the Company planned for its capital spending program in 2002 to be approximately $12.0 million.

Net cash provided by (used in) financing activities was $5.6 million and $2.3 million for the six month period ended June 30, 2002 and 2001, respectively, as a result of increased borrowings by the Company. The increase in borrowings during the six month period ended June 30, 2002 was used primarily to support the increase in the Company's working capital assets and the purchases of property plant and equipment.

The Company believes that if it is able to improve its working capital, through the active management of its working capital assets, along with its available cash, anticipated cash flow from operations, and availability under its credit facility, the Company will be able to fund its operations for at least the next twelve months. However, should the Company not achieve its working capital initiatives, its operations and its capital expenditures program may be adversely impacted, including the ability to borrow under its credit facility. The Company believes it is taking appropriate steps, including the reduction of operating expenses which are not critical to meeting the Company's business objectives to ensure that it has adequate sources of cash to meet its working capital needs for at least the next twelve months. In addition, the Company is pursuing strategic financing alternatives, including the modification, extension or refinancing of its senior notes and bank facility both of which are due during 2003. There can be no assurance that the Company will be able to modify, extend or refinance its senior notes and bank facility. Nor can there be any assurance that if the Company is able to modify, extend or refinance its senior notes and bank facility that the new terms will be as favorable to the Company as its existing facilities. If the Company is unable to modify, extend or refinance its senior notes and bank facility, the Company's financial position will be materially and adversely effected.


ACCOUNTING CHANGES

Refer to Note 7, "Recently Issued Accounting Pronouncements," of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.


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

         - the continuing impact of the decline in the aerospace market on the Company's gross margins;

         - the ability of the Company to utilize all of its manufacturing capacity in light of continuing softness in the commercial and industrial end-markets served by the Company;

         - continuing start-up costs at the Company's facilities in Mexico and China, as well as the ability of the company to generate a profit at the start-up operations at the Company's Hawk MIM subsidary;

         - the effect of any additional impairment of goodwill as a result of the change in accounting treatment under SFAS No. 142;

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

         -        the continuity of business relationships with major customers;
                  and

         - the ability of the Company's aircraft brake products to meet stringent Federal Aviation Administration criteria and testing requirements.

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

Interest Rate Sensitivity. At June 30, 2002, approximately 32 percent, or $32.8 million, of the Company's debt obligations bear interest at a variable rate. To mitigate the risk associated with interest rate fluctuations, in January 2001, the Company entered into an interest rate swap essentially converting $10.0 million notional amount of its variable rate debt to a fixed base rate of 5.34 percent. The notional amount is used to calculate the contractual cash flow to be exchanged and does not represent exposure to credit loss. Although this financial instrument did not meet the hedge accounting criteria of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," it continues to be effective in achieving the risk management objectives for which it was intended. The carrying value and the fair value of the interest rate swap at June 30, 2002 is $0.4 million (liability). The change in the fair value is reflected in the Consolidated Statement of Operations in other (expense) income, net. The Company's primary interest rate risk exposure results from floating rate debt. If interest rates were to increase 100 basis points (1.0%) from June 30, 2002 rates, and assuming no changes in debt from June 30, 2002 levels, the additional annual interest expense to the Company would be approximately $0.2 million. The Company does not engage in activities using complex or highly leveraged instruments.

Foreign Currency Exchange Risk. The majority of the Company's receipts and expenditures are contracted in U.S. dollars, and the Company does not consider the market risk exposure relating to currency exchange to be material at this time. The Company currently does not hedge its foreign currency exposure and, therefore, has not entered into any forward foreign exchange contracts to hedge foreign currency transactions. The Company has operations outside the United States with foreign-currency denominated assets and liabilities, primarily denominated in Italian lira, Canadian dollars, Mexican pesos and Chinese renminbi. Because the Company has foreign-currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The unhedged foreign currency balance sheet exposures as of June 30, 2002 are not expected to result in a significant impact on earnings or cash flows.


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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 15, 2002, the Company held its 2002 Annual Meeting of Stockholders to act on a proposal to elect Directors for a one year term expiring in 2003. The following table sets forth the number of shares voted for and withheld with respect to each nominee.

                  NOMINEE                    VOTES FOR           VOTES WITHHELD
                  -------                    ---------           --------------
                  Jeffrey H. Berlin          7,713,700                   10,816
                  Paul R. Bishop             7,712,363                   12,153
                  Jack Kemp                  7,684,986                   39,530
                  Dan T. Moore, III          7,711,863                   12,653

Pursuant to the terms of the Company's Series D Preferred Stock, the holders of the Series D Preferred Stock have the right to elect a majority of the Company's Board of Directors. The holders of the Series D Preferred Stock are Norman C. Harbert, Ronald E. Weinberg, Byron S. Krantz, the Harbert Family Limited Partnership, the Weinberg Family Limited Partnership and the Krantz Family Limited Partnership. The holders of the Series D Preferred Stock elected Norman
C. Harbert, Ronald E. Weinberg and Byron S. Krantz at the Annual Meeting.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           99.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                           99.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                           ----------
                           * filed herewith

                  (b)      Reports on Form 8-K:

                           Hawk Corporation filed one report on Form 8-K since March 31, 2002. A report dated July 24, 2002 reported information relating to the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets."

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 14, 2002                          HAWK CORPORATION

                                            By: /s/ RONALD E. WEINBERG
                                                ----------------------
                                            Ronald E. Weinberg,
                                            Chairman and CEO

                                            By: /s/ THOMAS A. GILBRIDE
                                                ----------------------
                                            Thomas A. Gilbride,
                                            Vice President- Finance and
                                            Treasurer (Principal Financial
                                            Officer)