Form 10-Q
period 2002-09-30
HAWK CORP
filed 2002-11-15
CIK 849240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD ________ TO ________.

                        COMMISSION FILE NUMBER 001-13797

                                HAWK CORPORATION
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                         34-1608156
 (State of incorporation)                   (I.R.S. Employer Identification No.)

             200 PUBLIC SQUARE, SUITE 30-5000, CLEVELAND, OHIO 44114
               (Address of principal executive offices) (Zip Code)

                                 (216) 861-3553
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of the date of this report, the Registrant had the following number of shares of common stock outstanding:

               Class A Common Stock, $0.01 par value:    8,557,990

               Class B Common Stock, $0.01 par value:      None (0)

                                                                              PAGE
                                                                              ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (Unaudited)                                3

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                            24

         Item 3. Quantitative and Qualitative Disclosures about Market Risk     35

         Item 4. Controls and Procedures                                        35

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                              36

         Item 5. Other Events                                                   36

         Item 6. Exhibits and Reports on Form 8-K                               36

SIGNATURES                                                                      38

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS (UNAUDITED)

                                HAWK CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     2002            2001
                                                 -------------   -------------
Assets

Current assets:
   Cash and cash equivalents                     $       3,343   $       3,084
   Accounts receivable, less allowance of
     $488 in 2002 and $455 in 2001                      33,305          25,773
   Inventories                                          31,241          29,152
   Deferred income taxes                                 1,210           1,200
   Other current assets                                  3,997           4,638
                                                 -------------   -------------
Total current assets                                    73,096          63,847

Property, plant and equipment:
   Land and improvements                                 1,608           1,608
   Buildings and improvements                           18,686          18,657
   Machinery and equipment                              98,863          96,688
   Furniture and fixtures                                7,923           7,168
   Construction in progress                              4,496           1,450
                                                 -------------   -------------
                                                       131,576         125,571
Less accumulated depreciation and amortization          65,521          58,208
                                                 -------------   -------------
Total property, plant and equipment                     66,055          67,363

Other assets:
   Goodwill                                             32,495          53,877
   Other intangible assets                              11,531          12,828
   Shareholder notes                                     1,010           1,010
   Other                                                 6,317           5,180
                                                 -------------   -------------
Total other assets                                      51,353          72,895

Total assets                                     $     190,504   $     204,105
                                                 =============   =============

                                HAWK CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                   2002             2001
                                                              -------------    -------------
Liabilities and shareholders' equity

Current liabilities:
   Accounts payable                                           $      15,349    $      13,432
   Accrued compensation                                               5,339            5,233
   Other accrued expenses                                             8,099            6,832
   Current portion of long-term debt                                  3,533            6,862
                                                              -------------    -------------
Total current liabilities                                            32,320           32,359

Long-term liabilities:
   Long-term debt                                                    98,905           90,957
   Deferred income taxes                                              6,735           10,978
   Other                                                              3,662            3,374
                                                              -------------    -------------
Total long-term liabilities                                         109,302          105,309
Shareholders' equity:
   Series D preferred stock, $.01 par value; an aggregate
     liquidation value of $1,530, plus any unpaid
     dividends with 9.8% cumulative dividend (1,530
     shares authorized, issued and outstanding)                           1                1
   Series E preferred stock, $.01 par value; 100,000 shares
   Authorized; none issued or outstanding
   Class A common stock, $.01 par value; 75,000,000
     shares authorized; 9,187,750 issued; and 8,557,240
     and 8,552,920 outstanding in 2002 and 2001,
     respectively                                                        92               92
   Class B common stock, $.01 par value; 10,000,000
     shares authorized; none issued or outstanding
   Additional paid-in capital                                        54,619           54,626
   Retained earnings                                                  1,672           19,623
   Accumulated other comprehensive loss                              (2,830)          (3,201)
   Treasury stock, at cost, 630,510 and 634,830
     shares in 2002 and 2001, respectively                           (4,672)          (4,704)
                                                              -------------    -------------
Total shareholders' equity                                           48,882           66,437
                                                              -------------    -------------
Total liabilities and shareholders' equity                    $     190,504    $     204,105
                                                              =============    =============

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

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                                  2002           2001           2002           2001
                                                               ----------     ----------     ----------     ----------
Net sales                                                      $   49,447     $   42,208     $  149,599     $  143,408
Cost of sales                                                      39,200         33,504        116,946        110,550
                                                               ----------     ----------     ----------     ----------
Gross profit                                                       10,247          8,704         32,653         32,858

Operating Expenses:
   Selling, technical and administrative expenses                   7,845          6,016         25,339         23,047
   Restructuring costs                                                                                           1,000
   Amortization of intangibles                                        348          1,141          1,071          3,406
                                                               ----------     ----------     ----------     ----------
Total operating expenses                                            8,193          7,157         26,410         27,453
                                                               ----------     ----------     ----------     ----------
Income from operations                                              2,054          1,547          6,243          5,405

Interest expense                                                   (2,369)        (2,352)        (7,010)        (7,186)
Interest income                                                        16             55             92            158
Exchange offer costs                                                 (818)                         (818)
Other expense, net                                                   (341)          (187)          (636)          (433)
                                                               ----------     ----------     ----------     ----------
Loss before income taxes                                           (1,458)          (937)        (2,129)        (2,056)
Income tax (benefit) provision                                     (1,181)            16         (1,492)          (541)
                                                               ----------     ----------     ----------     ----------
Net loss before cumulative effect of change in accounting
   principle                                                         (277)          (953)          (637)        (1,515)
Cumulative effect of change in accounting principle, net of
   tax of $4,252                                                                                (17,200)
                                                               ----------     ----------     ----------     ----------
Net loss                                                       $     (277)    $     (953)    $  (17,837)    $   (1,515)
                                                               ==========     ==========     ==========     ==========

Loss per share:
   Basic loss per share:
   Basic loss before cumulative effect of change in
     accounting principle                                      $     (.04)    $     (.12)    $     (.09)    $     (.19)
   Cumulative effect of change in accounting principle                                            (2.01)
                                                               ----------     ----------     ----------     ----------
   Net loss per basic share                                    $     (.04)    $     (.12)    $    (2.10)    $     (.19)
                                                               ==========     ==========     ==========     ==========

   Diluted loss per share:
     Diluted loss before cumulative effect of change in
       accounting principle                                    $     (.04)    $     (.12)    $     (.09)    $     (.19)
     Cumulative effect of change in accounting principle                                          (2.01)
                                                               ----------     ----------     ----------     ----------
   Net loss per diluted share                                  $     (.04)    $     (.12)    $    (2.10)    $     (.19)
                                                               ==========     ==========     ==========     ==========

See notes to consolidated financial statements.

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                           2002           2001
                                                                        ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $  (17,837)    $   (1,515)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                                           9,480         11,928
     Deferred income taxes                                                                    (58)
     Cumulative effect of change in accounting principle, net of tax        17,200
     Loss on fixed assets                                                      276
     Changes in operating assets and liabilities:
         Accounts receivable                                                (6,922)          (497)
         Inventories                                                        (1,516)         2,773
         Other assets                                                         (585)          (532)
         Accounts payable                                                    1,612          1,905
         Other                                                                 936         (2,732)
                                                                        ----------     ----------
Net cash provided by operating activities                                    2,644         11,272

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                                  (6,722)        (7,440)
                                                                        ----------     ----------
Net cash used in investing activities                                       (6,722)        (7,440)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                48,198         30,316
Payments on long-term debt                                                 (43,808)       (34,344)
Payments of preferred stock dividends                                         (113)          (113)
                                                                        ----------     ----------
Net cash provided by (used in) financing activities                          4,277         (4,141)
                                                                        ----------     ----------

Effect of exchange rate changes on cash                                         60           (280)
                                                                        ----------     ----------
Net increase (decrease) in cash and cash equivalents                           259           (589)
Cash and cash equivalents at beginning of year                               3,084          4,010
                                                                        ----------     ----------
Cash and cash equivalents at end of year                                $    3,343     $    3,421
                                                                        ==========     ==========

See notes to consolidated financial statements.

                                HAWK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 2002
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (Company) for the year ended December 31, 2001.

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

NOTE 2 - CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRICIPLE AND GOODWILL AND INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" (SFAS No. 141) and No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). These statements eliminate the pooling of interest method of accounting for business combinations subsequent to June 30, 2001 and eliminate the amortization of goodwill for all fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 141 and SFAS No. 142 with respect to new goodwill as of July 1, 2001 and adopted SFAS No. 142 with respect to existing goodwill as of January 1, 2002, the first day of its 2002 fiscal year. The adoption of SFAS No. 141 has not impacted the Company's financial condition or results of operations. In accordance with SFAS No. 142, existing goodwill was amortized through fiscal 2001. Upon adoption of SFAS No. 142, the Company stopped amortizing existing goodwill. The pro forma effect of applying SFAS No. 142 for the nine and three months ended September 30, 2001 would have been to decrease amortization expense by approximately $2,361 and $819, respectively and would result in basic and diluted loss per share of $0.02 and $0.06, respectively.

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

The Company, with the assistance of independent valuation experts, completed its initial assessment test and concluded that certain of its goodwill was impaired at January 1, 2002, resulting in a charge of $21,452 ($17,200 after tax). The fair value of goodwill was estimated using a combination of a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each segment and a market approach of guideline companies and similar transactions. The impairment resulted from the carrying value exceeding the fair value of certain operating segments. This was due primarily to a shortfall in sales from levels anticipated at the time of the respective acquisitions and other costs associated with the Company's global expansion initiatives. In accordance with SFAS No. 142, this charge has been recorded as a cumulative effect of change in accounting principle, retroactive to January 1, 2002. The net loss after the cumulative effect of change in accounting principle for the nine month period ended September 30, 2002 was $2.10 per diluted share. SFAS No. 142 requires a review at least annually of the carrying value of indefinite-lived assets and goodwill. In addition to the transitional impairment test completed in the second quarter of 2002, another impairment test will be completed in the fourth quarter 2002 and at least annually thereafter. There can be no assurance that future goodwill impairments will not occur.

The components of goodwill and other intangible assets and the related accumulated amortization are as follows:

                                                    SEPTEMBER 30,                               DECEMBER 31,
                                                        2002                                       2001
                                                    ------------                                ------------
                                                    ACCUMULATED                                 ACCUMULATED
                                        GROSS       AMORTIZATION       NET          GROSS       AMORTIZATION       NET
                                      ----------    ------------    ----------    ----------    ------------    ----------
Goodwill, beginning of the period     $   67,808    $     13,931    $   53,877    $   67,380    $     10,751    $   56,629
Additions                                     70                            70           428           3,180         2,752
Deletions                                 21,452                        21,452
                                      ----------    ------------    ----------    ----------    ------------    ----------
Goodwill, end of the period           $   46,426    $     13,931    $   32,495    $   67,808    $     13,931    $   53,877

Other intangible assets subject to
amortization:
   Product certifications                 20,820          10,084        10,736        20,820           9,544        11,276
   Deferred financing                      4,693           4,055           638         4,693           3,593         1,100
   Other intangible assets                 2,719           2,562           157         3,013           2,561           452
                                      ----------    ------------    ----------    ----------    ------------    ----------
Other intangible assets subject to
amortization-subtotal                     28,232          16,701        11,531        28,526          15,698        12,828
                                      ----------    ------------    ----------    ----------    ------------    ----------

Total                                 $   74,658    $     30,632    $   44,026    $   96,334    $     29,629    $   66,705
                                      ==========    ============    ==========    ==========    ============    ==========

Product certifications were acquired and valued based on the acquired company's position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

A summary of the Company's net goodwill at September 30, 2002 and December 31, 2001 by reportable operating segment is as follows:

                                      SEPTEMBER 30,     DECEMBER 31,
                                           2002             2001
                                      -------------    -------------
            Friction products                          $      11,100
            Precision components      $      28,109           28,039
            Performance automotive            4,386            8,392
            Motor                                              6,346
                                      -------------    -------------
            Total                     $      32,495    $      53,877
                                      =============    =============

The Company estimates its amortization expense for its definite-lived assets for the next five years to be as follows: 2002-$1,442; 2003-$1,257; 2004-$789;
2005-$789; and 2006-$776.

NOTE 3 - COMPREHENSIVE LOSS

Comprehensive loss is as follows:

                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                   2002           2001           2002           2001
                                ----------     ----------     ----------     ----------
Net loss                        $     (277)    $     (953)    $  (17,837)    $   (1,515)
Foreign currency translation          (113)           123           (371)          (292)
                                ----------     ----------     ----------     ----------
Comprehensive loss              $     (390)    $     (830)    $  (18,208)    $   (1,807)
                                ==========     ==========     ==========     ==========

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The major components of inventories are as follows:

                                     SEPTEMBER 30,     DECEMBER 31,
                                          2002              2001
                                     -------------     -------------
Raw materials and work-in-process    $      22,906     $      19,360
Finished products                           11,258            12,542
Inventory reserves                          (2,923)           (2,750)
                                     -------------     -------------
                                     $      31,241     $      29,152
                                     =============     =============

NOTE 5 - LOSS PER SHARE

Basic and diluted loss per share are computed as follows:

                                                                       THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                                       2002           2001           2002           2001
                                                                    ----------     ----------     ----------     ----------
Numerator:
    Net loss before cumulative effect of change in accounting
    principle                                                       $     (277)    $     (953)    $     (637)    $   (1,515)
    Preferred stock dividend                                               (38)           (38)          (113)          (113)
                                                                    ----------     ----------     ----------     ----------
    Net loss before cumulative effect of change in accounting
    principle available to common shareholders                      $     (315)    $     (991)    $     (750)    $   (1,628)
                                                                    ==========     ==========     ==========     ==========

    Net loss                                                        $     (277)    $     (953)    $  (17,837)    $   (1,515)
    Preferred stock                                                        (38)           (38)          (113)          (113)
                                                                    ----------     ----------     ----------     ----------
    Net loss available to common shareholders                       $     (315)    $     (991)    $  (17,950)    $   (1,628)
                                                                    ==========     ==========     ==========     ==========
Denominator:
    Denominator for basic loss per share-
       Weighted average shares                                           8,557          8,553          8,556          8,552
    Effect of dilutive securities:
       Stock options                                                        --             --             --             --
                                                                    ----------     ----------     ----------     ----------
    Denominator for diluted loss per share-
       adjusted weighted-average shares and assumed conversions
                                                                         8,557          8,553          8,556          8,552
   Basic loss per share:
     Basic loss before cumulative effect of change in accounting
       principle                                                    $     (.04)    $     (.12)    $     (.09)    $     (.19)
     Cumulative effect of change in accounting principle                                               (2.01)
                                                                    ----------     ----------     ----------     ----------
   Net loss per basic share                                         $     (.04)    $     (.12)    $    (2.10)    $     (.19)
                                                                    ==========     ==========     ==========     ==========
   Diluted loss per share:
     Diluted loss before cumulative effect of change in
       accounting principle                                         $     (.04)    $     (.12)    $     (.09)    $     (.19)
     Cumulative effect of change in accounting principle                                               (2.01)
                                                                    ----------     ----------     ----------     ----------
   Net loss per diluted share                                       $     (.04)    $     (.12)    $    (2.10)    $     (.19)
                                                                    ==========     ==========     ==========     ==========

For the three and nine months ended September 30, 2002 and 2001 outstanding stock options were not included in the computation of diluted earnings per share since it would have resulted in an anti-dilutive effect.

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

The precision component segment engineers, manufactures and markets specialized components, used primarily in industrial applications. The Company, through this segment, targets three areas of the powder metal component marketplace: high precision components that are used in fluid power applications, large powder metal parts primarily used in construction, agricultural and truck applications, and smaller high-volume parts.

The performance automotive segment engineers, manufactures and markets high performance friction material for use in premium branded clutch and drive train components. The Company, through this segment, targets leading teams in the NASCAR, CART and IRL racing series, as well as drivers in the SCCA and ASA racing circuits, high-performance street vehicles and other road race and oval track competition cars. An operating unit formerly associated with the Company's performance automotive segment was reclassified as of January 1, 2002 to the Company's friction products segment as a result of changes in the internal operating responsibility of that unit. All prior periods have been reclassified to reflect this change.

The motor segment engineers, manufactures and markets die-cast aluminum rotors for use in the fractional and subfractional electric motors. The Company, through this segment, targets a wide variety of applications such as small household appliances, business equipment, pumps and fans.

The information by segment is as follows:

                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                            SEPTEMBER 30,                SEPTEMBER 30,
                                         2002           2001           2002           2001
                                      ----------     ----------     ----------     ----------
Net sales to external customers:
   Friction products                  $   27,017     $   24,060     $   80,151     $   81,238
   Precision components                   16,147         13,000         50,478         45,268
   Performance automotive                  2,846          2,825         10,067         10,215
   Motor                                   3,437          2,323          8,903          6,687
                                      ----------     ----------     ----------     ----------
Consolidated                          $   49,447     $   42,208     $  149,599     $  143,408
                                      ==========     ==========     ==========     ==========

Gross profit (loss):
   Friction products                  $    6,016     $    5,882     $   18,999     $   20,966
   Precision components                    3,522          2,265         10,225          8,937
   Performance automotive                    752            761          3,317          3,081
   Motor                                     (43)          (204)           112           (126)
                                      ----------     ----------     ----------     ----------
Consolidated                          $   10,247     $    8,704     $   32,653     $   32,858
                                      ==========     ==========     ==========     ==========

Depreciation and amortization:
   Friction products                  $    2,002     $    2,353     $    5,895     $    6,973
   Precision components                      940          1,214          2,807          3,636
   Performance automotive                     61            185            147            558
   Motor                                     217            271            631            761
                                      ----------     ----------     ----------     ----------
Consolidated                          $    3,220     $    4,023     $    9,480     $   11,928
                                      ==========     ==========     ==========     ==========

Operating income (loss):
   Friction products                  $    1,668     $    2,726     $    5,119     $    7,010
   Precision components                    1,019           (132)         2,035            335
   Performance automotive                    134             41          1,069            514
   Motor                                    (767)        (1,088)        (1,980)        (2,454)
                                      ----------     ----------     ----------     ----------
Consolidated                          $    2,054     $    1,547     $    6,243     $    5,405
                                      ==========     ==========     ==========     ==========

Cumulative effect of change in
 accounting principle, net of tax:
   Friction products                                                $    8,373
   Performance automotive                                                2,484
   Motor                                                                 6,343
                                                                    ----------
Total                                                               $   17,200
                                                                    ==========

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for fiscal years beginning after December 31, 2002.

NOTE 8 - FINANCING ARRANGEMENTS

On October 18, 2002, the Company entered into a new senior secured credit facility (new credit facility). The new credit facility has a maximum commitment of $53,000, comprised of a $50,000 revolving credit component and a $3,000 capital expenditure loan facility. The new credit facility matures 120 days prior to the maturity of the New Senior Notes (described below). The new credit facility replaces the $35,000 term loan facility and $25,000 revolving credit facility (old credit facility), of which $13,750 and $14,050 were outstanding as of September 30, 2002, respectively. The old credit facility has been classified as current and long term on the September 30, 2002 balance sheet, based on the maturity terms of the new credit facility.

The revolving credit component of the new credit facility is subject to a borrowing base formula. The borrowing base formula is comprised of the Company's domestic accounts receivable, domestic inventory and the Company's domestic real estate, machinery and equipment. The components of the borrowing base under the new credit facility are as follows:

      -     85% of eligible accounts receivable, plus;

      - the lesser of (a) 65% of the cost of eligible inventory, excluding work-in-process, plus 25% of the cost of eligible work-in-process (eligible work-in-process is limited to $4.0 million), (b) 85% of the appraised value of inventory, and (c) $15.0 million, plus;

      - $13.0 million. The availability under the $13.0 million component of the borrowing base will reduce on a 7 year straight-line amortization basis beginning March 31, 2003. The remaining unamortized principal balance of this component is due and payable on the final maturity date of the new credit facility.

The capital expenditure loan facility may be used to finance 80% of the cost of equipment purchased after October 18, 2002. At the end of each calendar year, beginning December 31, 2003, the principal amount of all loans under the capital expenditure facility borrowed during the applicable calendar year to begin to amortize monthly over a seven year, straight-line basis. The remaining unamortized principal balance under the capital expenditure loan facility is due and payable on the final maturity date of the new credit facility. The new credit facility is collateralized by a security interest in the accounts receivable, inventory, equipment and real estate and other assets of the Company and its domestic subsidiaries. The Company has also pledged the stock of all of its domestic subsidiaries and certain stock of its foreign subsidiaries as collateral. Restrictive terms of the credit facility require that the Company maintain specified financial ratios including leverage and fixed charge ratios, and comply with other loan covenants. The interest rates on the new credit facility range from 225 to 375 basis points over the London Interbank Offered Rates ("LIBOR"), or alternatively, 0 to 100 basis points over the prime rate. As of October 18, 2002, the Company had approximately $9,600 available for future borrowings, as determined under the new borrowing base formula.

Additionally, on October 18, 2002, the Company accepted for exchange $64,417, or approximately 99% of its outstanding $65,000, 10 1/4% Senior Notes due December 1, 2003 (Old Senior Notes), for 12% Senior Notes due December 1, 2006 (New Senior Notes). The New Senior Notes were issued on October 23, 2002. The remaining principal of the Old Senior Notes in the amount of $583 remain outstanding as of October 23, 2002 and will mature on December 1, 2003. In addition, the holders of the Old Senior Notes that participated in the exchange for New Senior Notes received a consent payment of $25.63 for each $1,000 of Old Senior Notes held as of October 23, 2002. The consent payment, which totaled $1,642, was issued in the form of New Senior Notes and is payable to the holders at maturity of the New Senior Notes. The New Senior Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly owned subsidiaries of the Company. The New Senior Notes accrue interest in cash at a rate of 12 percent per annum on the principal amount commencing October 23, 2002. Interest payments are due December 31 and June 30. In addition, in the event that the Company's leverage ratio exceeds 4.0 to 1.0 for the most recently ended four quarters beginning with the semi-annual period ended December 31, 2002, the Company will be required to pay additional payment in kind (PIK) interest at a rate ranging from .25% to 2.00% until the next semi-annual test period. Any interest payment under this test will be made by issuing additional New Senior Notes. The Company expects to pay additional interest in the form of PIK notes for the test period ended December 31, 2002 of approximately .50% to .75%.

The Company has the option to redeem the New Senior Notes in whole or in part during the twelve months beginning December 1, 2002 at 105.0% of the aggregate principal amount thereof, beginning December 1, 2003 at 102.50% of the aggregate principal amount thereof and beginning December 1, 2004 at 100% of the aggregate principal amount thereof together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the New Senior
Note indenture, each holder of the notes will have the right to require the Company to repurchase all or any part of such holder's notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

The New Senior Note indenture permits the Company and its subsidiaries to incur additional indebtedness without limitation, provided that it continues to meet a cash flow coverage ratio. As of October 23, 2002, the Company did not meet the prescribed ratio. The failure to meet the ratio does not constitute a default under the New Senior Note indenture. Rather, the New Senior Note indenture continues to permit certain other types of indebtedness subject to certain limitations. The Company's bank credit facility, which is secured by liens on all of the assets and the assets of the subsidiaries, is permitted. The Company does not believe that its operations will be materially impacted by the limitation on indebtedness arising under the New Senior Note indenture.

The New Senior Note indenture prohibits the payment of cash dividends on the Company's Class A Common Stock. The New Senior Note indenture also contains other covenants limiting the Company's ability and its subsidiaries to, among other things, make certain other restricted payments, make certain investments, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications. The New Senior Note indenture considers non-compliance with the limitations events of default. In addition to non-payment of interest and principal amounts, the New Senior Note indenture also considers default with respect to other indebtedness in excess of $5,000 an event of default. In the event of a default, the principal and interest could be accelerated upon written notice by 25% or more of the holders of the notes.

NOTE 9 - SUPPLEMENTAL GUARANTOR INFORMATION

Each of the Company's Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest with respect to the Company's 10.25% Senior Notes due December 1, 2003 (the Old Notes). As of October 23, 2002, the Old Notes are no longer guaranteed by the Guarantor Subsidiaries, but each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest with respect to the Company's new 12% Senior Notes due December 1, 2006.

The following supplemental unaudited consolidating condensed financial statements present (in thousands):

      1. Consolidating condensed balance sheets as of September 30, 2002 and December 31, 2001, consolidating condensed statements of operations for the nine month periods ended September 30, 2002 and 2001 and consolidating condensed statements of cash flows for the nine months ended September 30, 2002 and 2001.

      2. Hawk Corporation ("Parent") combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries (consisting of the Company's non-U.S. subsidiaries) with their investments in subsidiaries accounted for using the equity method.

      3. Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Management does not believe that separate financial statements of the Guarantor Subsidiaries of the New Senior Notes are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)

                                                                   SEPTEMBER 30, 2002
                                       ----------------------------------------------------------------------------
                                                        COMBINED       COMBINED
                                                       GUARANTOR     NON-GUARANTOR
                                          PARENT      SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                       ------------   ------------   -------------    ------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents           $      1,448   $        125    $      1,770                    $      3,343
   Accounts receivable, net                                 24,400           8,905                          33,305
   Inventories, net                                         22,828           8,413                          31,241
   Deferred income taxes                      1,111                             99                           1,210
   Other current assets                       1,998          1,083             916                           3,997
                                       ------------   ------------    ------------    ------------    ------------
Total current assets                          4,557         48,436          20,103                          73,096
Investment in subsidiaries                      793         (2,765)                   $      1,972
Inter-company advances, net                 160,113         20,813         (20,067)       (160,859)
Property, plant and equipment, net               11         56,001          10,043                          66,055
Intangible assets                                72         43,954                                          44,026
Other                                         1,010          6,230           1,097          (1,010)          7,327
                                       ------------   ------------    ------------    ------------    ------------

TOTAL ASSETS                           $    166,556   $    172,669    $     11,176    $   (159,897)   $    190,504
                                       ============   ============    ============    ============    ============
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                   $     11,524    $      3,825                    $     15,349
   Accrued compensation                $        455          3,777           1,107                           5,339
   Other accrued expenses                     3,386          3,553           1,160                           8,099
   Current portion of long-term debt          1,083          2,409              41                           3,533
                                       ------------   ------------    ------------    ------------    ------------
Total current liabilities                     4,924         21,263           6,133                          32,320

Long-term liabilities:
   Long-term debt                            91,717          3,044           4,144                          98,905
   Deferred income taxes                      6,642                             93                           6,735
   Other                                                     2,079           1,583                           3,662
   Inter-company advances, net                1,128        159,546           1,988    $   (162,662)
                                       ------------   ------------    ------------    ------------    ------------
Total long-term liabilities                  99,487        164,669           7,808        (162,662)        109,302
                                       ------------   ------------    ------------    ------------    ------------
Total liabilities                           104,411        185,932          13,941        (162,662)        141,622
Shareholders' equity (deficit)               62,145        (13,263)         (2,765)          2,765          48,882
                                       ------------   ------------    ------------    ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY
                                       $    166,556   $    172,669    $     11,176    $   (159,897)   $    190,504
                                       ============   ============    ============    ============    ============

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)

                                                                   DECEMBER 31, 2001
                                       ----------------------------------------------------------------------------
                                                        Combined        Combined
                                                        Guarantor     Non-Guarantor
                                          Parent       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                       ------------    ------------   -------------    ------------    ------------
ASSETS
Current assets:
    Cash and cash equivalents          $      1,073    $        247    $      1,764                    $      3,084
    Accounts receivable, net                    160          18,828           6,785                          25,773
    Inventories, net                             42          22,566           6,544                          29,152
    Deferred income taxes                     1,111              89                                           1,200
    Other current assets                      2,976           1,143             519                           4,638
                                       ------------    ------------    ------------    ------------    ------------
Total current assets                          5,362          42,784          15,701                          63,847
Investment in subsidiaries                      794          (1,080)                   $        286
Inter-company advances, net                 153,455           9,447          (8,555)       (154,347)
Property, plant and equipment                    18          58,026           9,319                          67,363
Intangible assets                               199          66,506                                          66,705
Other                                         1,010           5,082           1,108          (1,010)          6,190
                                       ------------    ------------    ------------    ------------    ------------
TOTAL ASSETS                           $    160,838    $    180,765    $     17,573    $   (155,071)   $    204,105
                                       ============    ============    ============    ============    ============
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                    $     10,292    $      3,140                    $     13,432
   Accrued compensation                $        (18)          4,440             811                           5,233
   Other accrued expenses                     1,449           4,345           1,038                           6,832
   Current portion of long-term debt          5,000           1,669             193                           6,862
                                       ------------    ------------    ------------    ------------    ------------
Total current liabilities                     6,431          20,746           5,182                          32,359
Long-term liabilities:
   Long-term debt                            82,450           4,765           3,742                          90,957
   Deferred income taxes                     10,894                              84                          10,978
   Other                                                      2,154           1,220                           3,374
   Inter-company advances, net                1,350         144,786           8,425    $   (154,561)
                                       ------------    ------------    ------------    ------------    ------------
Total long-term liabilities                  94,694         151,705          13,471        (154,561)        105,309
                                       ------------    ------------    ------------    ------------    ------------
Total liabilities                           101,125         172,451          18,653        (154,561)        137,668
Shareholders' equity (deficit)               59,713           8,314          (1,080)           (510)         66,437
                                       ------------    ------------    ------------    ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                              $    160,838    $    180,765    $     17,573    $   (155,071)   $    204,105
                                       ============    ============    ============    ============    ============

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                        NINE MONTHS ENDED SEPTEMBER 30, 2002
                                       ---------------------------------------------------------------------------
                                                        COMBINED        COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                          PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       ------------    ------------   -------------    ------------   ------------
Net sales                                              $    127,133    $     22,466                   $    149,599
Cost of sales                                                97,298          19,648                        116,946
                                       ------------    ------------    ------------    ------------   ------------
Gross profit                                                 29,835           2,818                         32,653

Expenses:
   Selling, technical and
     administrative expenses           $       (188)         22,016           3,511                         25,339
   Amortization of intangible assets              7           1,064                                          1,071
                                       ------------    ------------    ------------    ------------   ------------
Total expenses                                 (181)         23,080           3,511                         26,410
                                       ------------    ------------    ------------    ------------   ------------
Income (loss) from operations                   181           6,755            (693)                         6,243
Interest income (expense), net                2,736          (8,973)           (681)                        (6,918)
Exchange offer costs                           (818)                                                          (818)
Loss from equity investees                  (20,366)         (1,728)                   $     22,094
Other (expense), net                           (342)           (252)            (42)                          (636)
                                       ------------    ------------    ------------    ------------   ------------
Loss before income taxes                    (18,609)         (4,198)         (1,416)         22,094         (2,129)
Income tax (benefit) provision                 (851)           (953)            312                         (1,492)
                                       ------------    ------------    ------------    ------------   ------------
Net loss before cumulative effect of
change in accounting principle              (17,758)         (3,245)         (1,728)         22,094           (637)
Cumulative effect of change in
accounting principle, net of tax                (79)        (17,121)                                       (17,200)
                                       ------------    ------------    ------------    ------------   ------------
NET LOSS                               $    (17,837)   $    (20,366)   $     (1,728)   $     22,094   $    (17,837)
                                       ============    ============    ============    ============   ============

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                        NINE MONTHS ENDED SEPTEMBER 30, 2001
                                       ---------------------------------------------------------------------------
                                                        COMBINED        COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                          PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       ------------    ------------   -------------    ------------   ------------
Net sales                                              $    125,473    $     17,935                   $    143,408
Cost of sales                                                93,998          16,552                        110,550
                                       ------------    ------------    ------------    ------------   ------------
Gross profit                                                 31,475           1,383                         32,858

Expenses:
   Selling, technical and
     administrative expenses           $       (306)         20,235           3,118                         23,047
   Restructuring costs                                        1,000                                          1,000
   Amortization of intangible assets             15           3,391                                          3,406
                                       ------------    ------------    ------------    ------------   ------------
Total expenses                                 (291)         24,626           3,118                         27,453
                                       ------------    ------------    ------------    ------------   ------------
Income (loss) from operations                   291           6,849          (1,735)                         5,405
Interest income (expense), net                2,753          (9,122)           (659)                        (7,028)
Loss from equity investees                   (3,809)         (2,458)                   $      6,267
Other (expense) income, net                    (544)             77              34                           (433)
                                       ------------    ------------    ------------    ------------   ------------
(Loss) before income taxes                   (1,309)         (4,654)         (2,360)          6,267         (2,056)
Income tax provision (benefit)                  206            (845)             98                           (541)
                                       ------------    ------------    ------------    ------------   ------------

NET LOSS                               $     (1,515)   $     (3,809)   $     (2,458)   $      6,267   $     (1,515)
                                       ============    ============    ============    ============   ============

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                          THREE MONTHS ENDED SEPTEMBER 30, 2002
                                       ---------------------------------------------------------------------------
                                                        COMBINED        COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                          PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       ------------    ------------   -------------    ------------   ------------
Net sales                                              $     41,707    $      7,740                   $     49,447
Cost of sales                                                32,168           7,032                         39,200
                                       ------------    ------------    ------------    ------------   ------------
Gross profit                                                  9,539             708                         10,247

Expenses:
   Selling, technical and
     administrative expenses           $       (202)          6,804           1,243                          7,845
   Amortization of intangible assets              3             345                                            348
                                       ------------    ------------    ------------    ------------   ------------
Total expenses                                 (199)          7,149           1,243                          8,193
                                       ------------    ------------    ------------    ------------   ------------
Income (loss) from operations                   199           2,390            (535)                         2,054
Interest income (expense), net                  913          (3,006)           (260)                        (2,353)
Exchange offer costs                           (818)                                                          (818)
Loss from equity investees                   (1,328)           (777)                   $      2,105
Other expense, net                              (58)           (258)            (25)                          (341)
                                       ------------    ------------    ------------    ------------   ------------
Loss before income taxes                     (1,092)         (1,651)           (820)          2,105         (1,458)
Income tax (benefit)                           (815)           (323)            (43)                        (1,181)
                                       ------------    ------------    ------------    ------------   ------------

NET LOSS                               $       (277)   $     (1,328)   $       (777)   $      2,105   $       (277)
                                       ============    ============    ============    ============   ============

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                        THREE MONTHS ENDED SEPTEMBER 30, 2001
                                       ---------------------------------------------------------------------------
                                                        COMBINED        COMBINED
                                                        GUARANTOR     NON-GUARANTOR
                                          PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                       ------------    ------------   -------------    ------------   ------------
Net sales                                              $     37,128    $      5,080                   $     42,208
Cost of sales                                                28,340           5,164                         33,504
                                       ------------    ------------    ------------    ------------   ------------
Gross profit                                                  8,788             (84)                         8,704

Expenses:
   Selling, technical and
     administrative expenses           $        (48)          5,158             906                          6,016
   Amortization of intangible assets              6           1,135                                          1,141
                                       ------------    ------------    ------------    ------------   ------------
Total expenses                                  (42)          6,293             906                          7,157
                                       ------------    ------------    ------------    ------------   ------------
Income (loss) from operations                    42           2,495            (990)                         1,547
Interest income (expense), net                  917          (2,973)           (241)                        (2,297)
Loss from equity investees                   (1,378)         (1,152)                   $      2,530
Other (expense) income, net                    (268)            117             (36)                          (187)
                                       ------------    ------------    ------------    ------------   ------------
Loss before income taxes                       (687)         (1,513)         (1,267)          2,530           (937)
Income tax provision (benefit)                  266            (135)           (115)                            16
                                       ------------    ------------    ------------    ------------   ------------

NET LOSS                               $       (953)   $     (1,378)   $     (1,152)   $      2,530   $       (953)
                                       ============    ============    ============    ============   ============

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                           NINE MONTHS ENDED SEPTEMBER 30, 2002
                                         ---------------------------------------------------------------------------
                                                          COMBINED        COMBINED
                                                          GUARANTOR     NON-GUARANTOR
                                            PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                         ------------    ------------   -------------    ------------   ------------
Net cash (used in) provided by
   operating activities                  $     (4,862)   $      6,886    $        620                   $      2,644

Cash flows from investing activities:
   Purchase of property, plant and
     equipment                                                 (6,214)           (508)                        (6,722)
                                         ------------    ------------    ------------    ------------   ------------
Net cash used in investing activities                          (6,214)           (508)                        (6,722)

Cash flows from financing activities:
   Proceeds from debt                          47,865             333                                         48,198
   Payments on debt                           (42,515)         (1,127)           (166)                       (43,808)
   Payment of preferred stock dividend           (113)                                                          (113)
                                         ------------    ------------    ------------    ------------   ------------
Net cash provided by (used in)
   financing activities                         5,237            (794)           (166)                         4,277
Effect of currency rate changes                                                    60                             60
Net increase (decrease) in cash and
cash equivalents                                  375            (122)              6                            259
                                         ------------    ------------    ------------    ------------   ------------
Cash and cash equivalents
   at beginning of period                $      1,073    $        247    $      1,764                   $      3,084
                                         ------------    ------------    ------------    ------------   ------------
Cash and cash equivalents
   at end of period                      $      1,448    $        125    $      1,770    $          0   $      3,343
                                         ============    ============    ============    ============   ============

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                         NINE MONTHS ENDED SEPTEMBER 30, 2001
                                        ---------------------------------------------------------------------------
                                                         COMBINED        COMBINED
                                                         GUARANTOR     NON-GUARANTOR
                                           PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                        ------------    ------------   -------------    ------------   ------------
Net cash provided by (used in)
   operating activities                 $      6,435    $      6,770    $     (1,933)                  $     11,272

Cash flows from investing activities:
   Purchase of property, plant and
   equipment                                                  (6,426)         (1,014)                        (7,440)
                                        ------------    ------------    ------------    ------------   ------------
Net cash used in investIng activities                         (6,426)         (1,014)                        (7,440)

Cash flows from financing activities:
   Proceeds from long-term debt               26,075             848           3,393                         30,316
   Payments on long-term debt                (32,095)         (1,989)           (260)                       (34,344)
   Payments of preferred stock
   dividends                                    (113)                                                          (113)
                                        ------------    ------------    ------------    ------------   ------------
Net cash (used in) provided by
   financing activities                       (6,133)         (1,141)          3,133                         (4,141)
Effect of exchange rate changes on
   cash                                                                         (280)                          (280)
Net increase (decrease) in cash and
   cash equivalents                              302            (797)            (94)                          (589)
                                        ------------    ------------    ------------    ------------   ------------
Cash and cash equivalents,
   at beginning of period                        553           1,027           2,430                          4,010
                                        ------------    ------------    ------------    ------------   ------------

CASH AND CASH EQUIVALENTS,
   AT END OF PERIOD                     $        855    $        230    $      2,336    $          0   $      3,421
                                        ============    ============    ============    ============   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

      - Large powder metal components, primarily used in agriculture, construction and truck applications; and

      - Smaller, higher volume parts, utilizing efficient pressing and sintering capabilities, primarily for appliance, automotive, business equipment and lawn and garden markets.

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

Through its motor segment, the Company designs and manufactures die-cast aluminum rotors for fractional and subfractional horsepower electric motors for use in a wide variety of applications, including appliances, business equipment, pumps and fans. The Company also designs and produces integral horsepower custom motors and generators.

As of September 30, 2002, Hawk had approximately 1,600 employees and 16 manufacturing sites in five countries.

RECENT EVENTS

On October 18, 2002, the Company completed a major financial restructuring. The purpose of financial restructuring was to extend the maturity of the majority of the Company's existing debt to 2006 and to improve the Company's future financial flexibility. The new transactions are described below:

New Senior Notes. On October 18, 2002, the Company accepted for exchange $64.4 million, or approximately 99 percent of its 10 1/4% Senior Notes due 2003 (the Old Senior Notes) for $64.4 million of new 12% Senior Notes due 2006 (the New Senior Notes). The New Senior Notes were issued on October 23, 2002. The remaining principal of the Old Senior Notes of $0.6 million remains outstanding and will mature on December 1, 2003. In addition, holders of the New Senior Notes received a consent payment of $25.63 in principal amount of New Senior Notes for each $1,000.00 of Old Senior Notes exchanged. The consent payment, which totaled $1.6 million, was issued in the form of New Senior Notes and is payable to holders of the New Senior Notes at maturity.

The New Senior Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly owned subsidiaries of the Company. The New Senior Notes accrue interest in cash at a rate of 12% per annum on the outstanding principal amount, which interest will be payable semi-annually in arrears, commencing December 31, 2002. The new notes will mature on December 1, 2006. In addition, in the event that the Company's leverage ratio exceeds 4.0 to 1.0 for the most recently ended four quarters beginning with the semi-annual period ending December 31, 2002, the Company will be required to pay additional interest at a rate ranging from .25% to 2.00% until the next semi-annual test period. Any interest payment under this test will be made by issuing additional New Senior Notes. The Company expects to pay additional interest in the form of payment in kind (PIK) notes for the test period ended December 31, 2002 of approximately ..50% to .75% of the outstanding principal amount of the New Senior Notes.

The Company has the option to redeem the New Senior Notes in whole or in part during the twelve months beginning December 1, 2002 at 105.0% of the aggregate principal amount thereof, beginning December 1, 2003 at 102.50% of the aggregate principal amount thereof and beginning December 1, 2004 at 100.0% of the aggregate principal amount thereof, in each case together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the New Senior Note indenture, each holder of the notes will have the right to require the Company to repurchase all or any part of such holder's notes at a purchase price equal to 101.0% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

The New Senior Note indenture permits the Company and its subsidiaries to incur additional indebtedness without limitation, provided that it continues to meet a cash flow coverage ratio. As of October 23, 2002, the Company did not meet the prescribed ratio. The failure to meet the ratio does not constitute a default under the New Senior Note indenture. Rather, the New Senior Note indenture continues to permit certain other types of indebtedness subject to certain limitations. Borrowings under the Company's senior secured credit facility are permitted. The Company does not believe that its operations will be materially impacted by the limitation on indebtedness arising under the New Senior Note indenture.

The New Senior Note indenture prohibits the payment of cash dividends on the Company's Class A Common Stock. The New Senior Note indenture also contains other covenants limiting the ability of the Company and its subsidiaries to, among other things, make certain other restricted payments, make certain investments, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications. The New Senior Note indenture considers non-compliance with the limitations events of default. In addition to non-payment of interest and principal, the New Senior Note indenture also considers default with respect to other indebtedness in excess of $5.0 million an event of default. In the event of a default under the New Senior Note Indenture, the principal and interest due under the New Senior Notes could be accelerated upon written notice by 25% or more of the holders of the New Senior Notes.

In connection with the exchange offer, the holders of the Old Senior Notes also amended the Old Senior Note indenture to eliminate the guarantees of the Old Senior Notes by the Company's subsidiaries and to eliminate all of the restrictive covenants and certain events of default.

New Bank Credit Facility. On October 18, 2002, the Company entered into a new senior secured credit facility with a syndicate of banks led by J.P. Morgan Business Credit Corp. The new credit facility has a maximum commitment of $53.0 million. The new facility matures 120 days prior to the maturity of the New Senior Notes. The Company has used a portion of the proceeds of the new facility to pay off its old credit facility in full and to pay certain fees and expenses associated with the new senior credit facility and the exchange offer, and may use the remaining proceeds to provide for future working capital needs and for general corporate purposes.

The new credit facility is comprised of a $50.0 million revolving line of credit component and a $3.0 million capital expenditure loan facility. The revolving credit component of the new credit facility is subject to a borrowing base formula. The borrowing base is comprised of the Company's domestic accounts receivable, domestic inventory and domestic real estate, machinery and equipment. The components of the borrowing base under the new credit facility are as follows:

      -     85% of eligible accounts receivable, plus;

      - the lesser of (a) 65% of the cost of eligible inventory, excluding work-in-process, plus 25% of the cost of eligible work-in-process (eligible work-in-process is limited to $4.0 million), (b) 85% of the appraised value of inventory, and (c) $15.0 million, plus;

      - $13.0 million. The availability under the $13.0 million component of the borrowing base will reduce on a 7 year straight-line amortization basis beginning March 31, 2003. The remaining unamortized principal balance of this component is due and payable on the final maturity date of the new credit facility.

The capital expenditure loan facility may be used to finance 80 percent of the cost of equipment purchased after October 18, 2002. At the end of each calendar year, beginning with the year ending December 31, 2003, the principal amount of all loans under the capital expenditure facility borrowed during the applicable calendar year will begin to amortize on a seven year, straight-line basis. The remaining unamortized principal balance under the capital expenditure loan facility is due and payable on the final maturity date of the new credit facility.

The new credit facility is collateralized by a security interest in the accounts receivable, inventory, equipment and real estate and other assets of the Company and its domestic subsidiaries, and the Company has pledged the stock of all of its domestic subsidiaries and certain stock of its foreign subsidiaries as collateral. Restrictive terms of the credit facility require that the Company maintain specified financial ratios including leverage and fixed charge ratios, require the Company to achieve a minimum EBITDA for the year ending December 31, 2002, and comply with other loan covenants. The interest rates on the new credit facility range from 225 to 375 basis points over the London Interbank Offered Rates ("LIBOR"), or alternatively, 0 to 100 basis points over the prime rate. As of October 18, 2002, the Company had approximately $9.6 million available for future borrowings, as determined by the borrowing base under its new credit facility after the payoff all outstanding loans under its old credit facility.

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

Foreign Currency Translation and Transactions. Assets and liabilities of the Company's foreign operations are translated using period-end exchange rates and revenues and expenses are translated using average exchange rates as determined throughout the period. Gains or losses resulting from translation are included in a separate component of shareholder's equity. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Accounts receivable or payable in foreign currencies, other than the subsidiary's local currency, are translated at the rates of exchange prevailing at the balance sheet date. The effect of the transaction's gain or loss in included in other expense, net in the Company's statement of operations.

THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001

Net Sales. Consolidated net sales for the third quarter of 2002 were $49.4 million, an increase of $7.2 million, or 17 percent, from the comparable period in 2001. The increase in net sales was primarily the result of improved conditions in most of the Company's markets, increased sales and production levels at its Mexican and Chinese facilities, and new product introductions leading to market share gains in the Company's friction products and precision component segments.

      - Friction Segment. Net sales in the friction segment during the third quarter of 2002 were $27.0 million, an increase of 12 percent compared to net sales of $24.1 million in the third quarter of 2001. Most of the major markets served by this segment, including truck, construction, agriculture and automotive, experienced improving operating conditions in the United States and Europe during the quarter when compared to the third quarter of 2001. However, net sales to the aerospace market declined 3 percent during the third quarter of 2002 compared to the same period in 2001, primarily as a result of the continuing softness in worldwide air travel. Net sales to the aerospace market in the third quarter of 2002 were up 20 percent when compared to the second quarter of 2002. This quarter to quarter improvement in the aerospace market was driven by increased sales to military applications and newer model aircraft. The Company continues to expect that most of the markets it serves will continue to experience gradual economic improvement during the remainder of 2002. However, volumes in the aerospace market for all of 2002 are expected to decline by approximately 20 percent compared to 2001, as a result of the continued decline in air travel. The Company experienced strong sales activity at its foreign operations during the quarter. The Company's Italian operation's net sales increased 47 percent in the third quarter of 2002 compared to the third quarter of 2001, as a result of increased sales in the agriculture and construction markets. The Company also benefited from the continuing ramp up of sales activity at its Chinese operation. Net sales from the Company's Chinese operation were up 250 percent when compared to the same year-ago period. The Company expects the sales increases at these locations to continue, although not necessarily at the same rate, as it takes advantage of new sales opportunities and new product introductions.

      - Precision Component Segment. Net sales in the precision components segment for the third quarter of 2002 were $16.2 million, an increase of $3.2 million, or 25 percent, compared to the third quarter of 2001. The increase in net sales was primarily attributable to increased sales to customers in the lawn and garden, truck, appliance, power tool and fluid power markets, as the general industrial segments of the domestic economy continued to show improvement during the quarter. The Company expects the markets served by this segment to show gradual improvement during the remainder of 2002.

      - Performance Automotive. Net sales in the Company's performance automotive segment were flat during the third quarter of 2002 at $2.8 million compared to the third quarter of 2001. Net sales increased at the Company's Tex Racing subsidiary by 10 percent during the third quarter of 2002 compared to the third quarter of 2001 primarily as a result of new drive train product introductions. This increase was offset by softness in the Company's high performance clutch business during the quarter.

      - Motor Segment. Net sales in the Company's motor segment during the third quarter of 2002 were $3.4 million, an increase of $1.1 million, or 48 percent, from the same period in 2001. The sales growth in the motor segment came primarily from new outsourcing business and new product introductions at the Company's manufacturing facilities in the United States and Monterrey, Mexico. This Company expects that the segment's new business volumes will continue to grow, although not necessarily at the same growth rate as the third quarter of 2002.

Gross Profit. Gross profit increased $1.5 million to $10.2 million during the third quarter of 2002, a 17 percent increase compared to gross profit of $8.7 million in the comparable period of 2001. The gross profit margin was flat at 21 percent of net sales in the third quarter of 2002 compared to 2001. However, during the third quarter of 2001, the Company benefited from a substantial reduction to employee benefit and incentive compensation costs as a result of cost reduction initiatives implemented by the Company. Eliminating this 2001 reduction, the Company experienced margin improvement in all of its segments, primarily as a result of higher sales volumes and cost containment programs partially offset by changes in product mix as well as continued production ramp-up costs incurred during the quarter at the Company's Chinese and Mexican facilities.

      - Friction Segment. The Company's friction segment reported gross profit of $6.0 million, or 22 percent, of its net sales in the third quarter of 2002 compared to $5.9 million or 24 percent of its net sales in the third quarter of 2001. The decrease in the segment's gross profit margin during the quarter was primarily the result of the change in product mix, including lower product margin sales to the aerospace market during the quarter, partially offset by volume increases. Additionally, during the third quarter of 2001, the segment benefited from a reduction to employee benefit and incentive compensation costs. There was no corresponding reduction in the third quarter of 2002.

      - Precision Components Segment. Gross profit in the precision components segment during the third quarter of 2002 was $3.5 million or 22 percent of net sales in third quarter of 2002 compared to $2.3 million, or 18 percent, of net sales in 2001. The increase in margin was primarily the result of sales volume increases in the segment and the ability of the Company to leverage the fixed manufacturing costs associated with this segment to the volume increase. Additionally, during the third quarter of 2001, the segment benefited from a reduction to employee benefit and incentive compensation costs. There was no corresponding reduction in the third quarter of 2002.

      - Performance Automotive Segment. The Company's performance automotive segment reported gross profit of $0.8 million, or 29 percent, of its sales in the third quarter of 2002 and 2001. The gross profit margin was maintained during the quarter primarily as a result of new drive train product introductions at the Company's Tex Racing subsidiary. Additionally, during the third quarter of 2001, the segment benefited from a reduction to employee benefit and incentive compensation costs. There was no corresponding reduction in the third quarter of 2002.

      - Motor Segment. The Company's motor segment reported a break even gross margin during the third quarter of 2002 compared to gross margin loss of $0.2 million for the third quarter of 2001. The break-even gross margin was primarily the result of the Company's continued support of its rotor manufacturing facility in Mexico. The Company experienced higher than expected material and labor costs during the third quarter of 2002 as production and sales levels continued to increase as a result of new product introductions at both its U.S. and Mexican facilities.

Selling, Technical and Administrative Expenses. ST&A expenses increased $1.8 million, or 30 percent, to $7.8 million in the third quarter of 2002 from $6.0 million in the comparable period of 2001. The increase in ST&A expenses is primarily attributable to the reduction to employee benefit and incentive compensation costs during the third quarter of 2001. There was no corresponding reduction in the third quarter of 2002.

Amortization of Intangibles. Results for the third quarter of 2002 were favorably impacted by the adoption of SFAS No. 142 on January 1, 2002, which eliminated the amortization of goodwill and indefinite life intangible assets. This accounting change increased pretax income for the third quarter of 2002 by $0.8 million compared to the prior year period.

Income from Operations. Income from operations increased to $2.1 million in the third quarter of 2002, or 40 percent, from $1.5 million in comparable period of 2001. The increase in operating income was primarily the result of the sales volume increases and the reduction of goodwill amortization expense as a result of the implementation of SFAS No. 142. This improvement was partially offset by unfavorable product mix and higher than expected costs incurred during the sales ramp-up at the Company's Mexican facility. Additionally, the Company recorded a reduction to employee benefit and incentive compensation costs of $1.7 million in the third quarter of 2001. Income from operations as a percentage of net sales was flat at 4 percent in both 2002 and 2001. As a result of continuing product mix issues and the higher than expected material and labor costs in Mexico, the Company expects to see continued pressure on income from operations in the fourth quarter of 2002 despite the expected sales volume increases.

As a result of the items discussed above, results from operations at the Company's segments were as follows:

      - The friction segment's income from operations decreased $1.0 million, or 37 percent, to $1.7 million in the third quarter of 2002 from $2.7 million in the comparable period in 2001.

      - Income from operations in the precision components segment was $1.0 million in the third quarter of 2002, an increase of $1.1 million compared to a loss of $0.1 million in the comparable period in 2001.

      - Income from operations at the performance automotive segment was $0.1 million in the third quarter of 2002 compared to break even results in the comparable period of 2001.

      - The loss from operations in the motor segment decreased $0.3 million, or 27 percent, to $0.8 million in the third quarter of 2002 from a loss of $1.1 million in the comparable period in 2001.

Interest Expense. Interest expense was flat at $2.4 million in the third quarter of 2002 and 2001. The Company benefited from lower borrowing costs during the quarter. However, this benefit was offset by increased borrowing levels incurred by the Company during the quarter.

Exchange Offer Costs. During the third quarter of 2002, the Company incurred third-party fees and expenses of $0.8 million related to its recently completed offer to exchange new 12% Senior Notes due 2006 for its outstanding 10 1/4% Senior Notes due 2003. The Company expects to incur an additional $1.1 million in exchange offer costs in the fourth quarter of 2002.

Other Expense, Net. Other expense was $0.3 million in the third quarter of 2002. The expense in the third quarter of 2002 consisted primarily of expense relating to a write-off of a licensing agreement at the Company's metal injection molding subsidiary partially offset by foreign currency transaction income due to the strength of the Euro during the quarter.

Income Taxes. The Company's recorded an income tax benefit in the third quarter of 2002 of $1.2 million compared to a provision of $0.1 million in the comparable quarter of 2001. The tax benefit was the result of the losses incurred by the Company. Included in the third quarter of 2002 benefit, is an income tax benefit of $0.6 million as a result of the resolution of a previously provided for tax contingency.

Net Loss. As a result of the factors noted above, the Company reported a net loss of $0.3 million in the third quarter of 2002, compared to a net loss of $1.0 million in the comparable quarter of 2001.

FIRST NINE MONTHS OF 2002 COMPARED TO FIRST NINE MONTHS OF 2001

Net Sales. Consolidated net sales for the first nine months of 2002 were $149.6 million, an increase of $6.2 million, or 4 percent, from the comparable period in 2001. The increase in net sales was primarily the result of improved conditions in the truck, construction, agriculture, lawn and garden and automotive markets as well increased sales from the Company's Mexican and Chinese facilities. Additionally, the Company benefited from the new product introductions during the period. Partially offsetting this improvement was the continuing weakness in the aerospace market during the nine month period ended September 30, 2002.

      - Friction Segment. Net sales in the friction segment during the first nine months of 2002 were $80.2 million, a decrease of $1.0 million, or 1 percent, compared to the first nine months of 2001. While the major markets served by this segment experienced improving operating conditions during the first nine months of 2002 when compared to the comparable period 2001, they were not able to overcome the declines experienced by the Company's aerospace segment for the same period. Net sales to the aerospace market declined 22 percent during the first nine months of 2002 compared to the same period in 2001, primarily as a result of the continuing softness in worldwide air travel. The Company experienced increases in net sales to the truck, construction, agriculture and automotive markets as a result of generally improving operating conditions in the United States and Europe. Net sales at the Company's Italian facility were up 16 percent during the first nine months of 2002 as a result of the strength of the agriculture and construction markets in the European markets. Additionally, net sales from the Company's Chinese facility were up by 220 percent during the first nine months of 2002 as the Company continued its sales and production ramp-up.

      - Precision Component Segment. Net sales in the precision components segment for the first nine months of 2002 were $50.4 million, an increase of $5.1 million, or 11 percent, compared to the first nine months of 2001. The increase in net sales was primarily attributable to increased sales to customers in the lawn and garden, truck and fluid power markets, as the general industrial segments of the domestic economy continued to show improvement during the period. Additionally, this segment benefited from new product introductions during the period.

      - Performance Automotive. Net sales in the Company's performance automotive segment during the first nine months of 2002 were $10.1 million, a decrease of 1 percent compared to net sales of $10.2 million in the first nine months of 2001. The decrease in net sales was primarily attributable to declines in clutch sales during the period partially offset by new drivetrain product introductions at the Company's Tex Racing subsidiary.

      - Motor Segment. Net sales in the Company's motor segment during the first nine months of 2002 were $8.9 million, an increase of $2.2 million, or 33 percent, from the same period in 2001. The sales growth during the period came from new business at the Company's facilities in the U.S. and Monterrey, Mexico. Additionally, the Company continued to benefit from new product introductions to its existing customer base during the period.

Gross Profit. Gross profit declined $0.2 million to $32.7 million during the first nine months of 2002, a 1 percent decrease compared to gross profit of $32.9 million in the comparable period of 2001. The gross profit margin decreased to 22 percent of net sales in the first nine months of 2002 from 23 percent of net sales in the comparable period in 2001. The decline in the gross margin was primarily the result of product mix issues, especially in the aerospace market in addition to a reduction to employee benefit and incentive compensation costs taken in the third quarter of 2001 as a result of cost reduction initiatives implemented by the Company. There was no corresponding reduction in the nine month period ended September 30, 2002. The decline in the gross profit was partially offset by the sales volume increases experienced during the period.

      - Friction Segment. The Company's friction segment reported gross profit of $19.0 million, or 24 percent of net sales, in the first nine months of 2002 compared to $21.0 million or 26 percent of net sales in the comparable period of 2001. The decline in the segment's gross profit margin was primarily the result of the decline in aerospace sales during period partially offset by increases in sales to the other markets served by the segment. Additionally, during the nine month period ended September 30, 2001, the segment benefited from a reduction to employee benefit and incentive compensation costs. There was no corresponding reduction in the nine month period ended September 30, 2002.

      - Precision Components Segment. Gross profit in the precision components segment during the first nine months of 2002 was $10.2 million or 20 percent of net sales, compared to $8.9 million also 20 percent of net sales in 2001. This segment's margins were affected primarily due to volume increases during the period and the ability of the segment to leverage its fixed manufacturing costs as a result of the volume increase. Additionally, during the nine month period ended September 30, 2001, the segment benefited from a reduction to employee benefit and incentive compensation costs. There was no corresponding reduction in the nine month period ended September 30, 2002.

      - Performance Automotive Segment. The Company's performance automotive segment reported gross profit of $3.3 million or 33 percent of net sales in the first nine months of 2002 compared to $3.1 million or 30 percent of net sales in 2001. The increase in gross profit margin was primarily the result of new drivetrain product introductions at the Company's Tex Racing subsidiary as well as manufacturing efficiencies achieved by the segment during the period. Additionally, during the nine month period ended September 30, 2001, the segment benefited from a reduction to employee benefit and incentive compensation costs. There was no corresponding reduction in the nine month period ended September 30, 2002.

      - Motor Segment. The Company's motor segment reported gross profit of $0.1 million or 1 percent of net sales, in the first nine months of 2002 compared to a margin loss of $0.1 million in 2001. The increase in gross margin was primarily the result sales volume increases during the periods at both the U.S. and Mexican facilities. Partially offsetting the sales improvement was higher than expected material and labor costs during the nine month period of 2002.

Selling, Technical and Administrative Expenses. ST&A expenses increased $2.3 million, or 10 percent, to $25.3 million in the first nine months of 2002 from $23.0 million in the comparable period of 2001. The increase in ST&A expenses is primarily attributable to a reduction in employee benefit and incentive compensation costs during the nine month period ended September 30, 2001. Additionally, the Company incurred increased personnel costs during the nine month period ended September 30, 2002 associated with its long-term sales and growth initiatives.

Amortization of Intangibles. Results for the nine month period ended September 30, 2002 were favorably impacted by the adoption of SFAS No. 142 on January 1, 2002, which eliminated the amortization of goodwill and indefinite life intangible assets. This accounting change increased pretax income for the nine month period of 2002 by $2.3 million compared to the prior year period.

Income from Operations. Income from operations increased to $6.2 million, or 15 percent, in the first nine months of 2002 from $5.4 million in 2001. The increase was primarily the result of the reduction of goodwill amortization expense as a result of the implementation of SFAS No. 142 offset by changes in product mix. During the nine months ended September 30, 2002, the Company took a reduction to employee benefit and incentive compensation costs of $1.7 million. Additionally, the Company incurred a restructuring charge of $1.0 million during the 2001 reporting period as part of a corporate-wide cost reduction initiative announced in June 2001. Income from operations as a percentage of net sales was flat at 4 percent in 2002 and 2001.

As a result of the items discussed above, results from operations at the Company's segments were as follows:

      - The friction segment's income from operations decreased $1.9 million, or 27 percent, to $5.1 million in the first nine months of 2002 from $7.0 million in the comparable period in 2001.

      - Income from operations in the precision components segment was $2.0 million in the first nine months of 2002, an increase of $1.7 million, or 567 percent, compared to $0.3 million in the comparable period in 2001.

      - Income from operations at the performance automotive segment was $1.1 million in the first nine months of 2002, an increase of 120 percent, compared to $0.5 million in the comparable period of 2001.

      - The loss from operations in the motor segment decreased to $2.0 million in the first nine months of 2002 from $2.5 million in the comparable period in 2001.

Interest Expense. Interest expense decreased $0.2 million, or 3 percent, to $7.0 million in the first nine months of 2002 from $7.2 million in the comparable period of 2001. The decrease is primarily attributable to lower borrowing costs partially offset by increased borrowing levels incurred by the Company during the period.

Exchange Offer Costs. During the nine month period ended September 30, 2002, the Company incurred third-party fees and expenses of $0.8 million related to its recently completed offer to exchange new 12% Senior Notes due 2006 for its outstanding 10 1/4% Senior Notes due 2003. The Company expects to incur an additional $1.1 million in exchange offer costs in the fourth quarter of 2002.

Other Expense, Net. Other expense was $0.6 million in the first nine months of 2002 compared to $0.4 million for the comparable period of 2002. The increase was primarily the result of expense relating to a write-off of a licensing agreement at the Company's metal injection molding subsidiary offset by foreign currency transaction income due to the strength of the Euro during the period.

Income Taxes. The Company's recorded a benefit for income taxes during the first nine months of 2002 of $1.5 million compared to a benefit of $0.5 million in the comparable period of 2001. Included in the nine month benefit for the period ended September 30, 2002, is an income tax benefit of $0.6 million as a result of the resolution of a previously provided for tax contingency.

Cumulative Effect of Change in Accounting Principle. In accordance with the requirements of SFAS No. 142, the Company recorded a charge for the cumulative effect of change in accounting principle of $17.2 million in the nine months ended September 30, 2002. (See "Notes to Consolidated Financial Statements" for additional information on this charge.) This charge represents the write-off of $21.5 million of goodwill ($17.2 million, net of income taxes).

Net Loss. As a result of the factors noted above, the Company reported a net loss of $17.8 million in the first nine months of 2002, compared to a net loss of $1.5 million in 2001.

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

At September 30, 2002, the Company had available a bank credit facility used for general corporate purposes. The facility was comprised of a $25.0 million revolving credit component and a $13.8 million amortizing term loan subject to a borrowing base formula. The term loan had quarterly maturities of $1.25 million and the facility had a maturity date of March 31, 2003. As of September 30, 2002, the Company had $17.8 million outstanding under the revolving credit component of the facility. The credit facility was collateralized by a security interest in the accounts receivable, inventory, equipment and real estate and other assets of the Company and its subsidiaries, and the Company had pledged the stock of all of its domestic subsidiaries and certain stock of its foreign subsidiaries as collateral. Restrictive terms of the credit facility required that the Company maintain specified financial ratios including leverage, interest coverage and fixed charge ratios, and comply with other loan covenants. The Company was in compliance with the financial covenants as of September 30, 2002. Additionally, the Company had approximately $5.3 million available for future borrowings, as determined by the borrowing base under that credit facility.

On October 23, 2002 the Company completed the exchange of $64.4 million, or approximately 99 percent, in principal amount of its Old Senior Notes for New Senior Notes. Concurrently, the Company entered into a new bank credit facility. A portion of the proceeds from the new credit facility was used to pay off the Company's existing credit facility. See "Recent Events" for additional information about the new credit facility and the amounts currently available for future borrowings under that facility.

The Company's Old Senior Notes bear interest at 10.25% per annum and mature December 1, 2003. The Old Senior Notes are general unsecured senior obligations of the Company and, prior to the exchange offer, were fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly owned subsidiaries of the Company. In connection with the exchange offer, all of the subsidiary guarantees of the Old Senior Notes were eliminated. The New Senior Notes, which bear interest at 12% per annum and mature December 1, 2006, were issued on October 23, 2002 are also general unsecured senior obligations of the Company, and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly owned subsidiaries of the Company. See "Recent Events" for additional information about the exchange offer and the terms of the New Senior Notes.

Net cash provided by operating activities was $2.6 million for the nine month period ended September 30, 2002. Net cash provided by operating activities was $11.3 million for the comparable nine month period of 2001. The decline in cash from operations was caused primarily by the net loss for the period and an increase in working capital assets during the quarter. The increase in working capital was caused primarily by the increase in accounts receivables due to increased net sales during the period as well as extended payment terms by customers during the nine month period compared to the comparable period of 2001.

Net cash used in investing activities was $6.7 million and $7.4 million for the nine month period ended September 30, 2002 and 2001, respectively, for the purchase of property, plant and equipment.

Net cash provided by financing activities was $4.3 million for the nine month period ended September 30, 2002 as a result of increased borrowings by the Company. The increase in borrowings during the nine month period ended September 30, 2002 was used primarily to support the increase in the Company's working capital assets, the purchases of property plant and equipment and the fees and expenses paid in connection with the Company's recently completed financing transactions. Net cash used in financing activities was $4.1 million for the nine month period ended September 30, 2001.

The Company believes that cash flow from operating activities and borrowings under the its bank credit facility will be sufficient to satisfy its working capital, capital expenditures and debt requirements and to finance continued internal growth for the next twelve months

ACCOUNTING CHANGES

Refer to Note 7 "Recently Issued Accounting Pronouncements" of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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

      - the ability of the Company to utilize all of its manufacturing capacity in light of softness in the commercial and industrial end-markets served by the Company;

      - continuing start-up costs at the Company's facilities in Mexico and China, as well the ability of the Company to generate a profit at the start-up operations at the Company's Hawk MIM subsidiary;

      - the effect of any additional impairment of goodwill as a result of future testing of the carrying value of indefinite-lived assets and goodwill;

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

Interest Rate Sensitivity. At September 30, 2002, approximately 31 percent, or $31.6 million, of the Company's debt obligations bear interest at a variable rate. If interest rates were to increase 100 basis points (1.0%) from September 30, 2002 rates, and assuming no changes in debt from September 30, 2002 levels, the additional annual interest expense to the Company would be approximately $0.2 million. To mitigate the risk associated with interest rate fluctuations, in January 2001, the Company entered into an interest rate swap essentially converting $10.0 million notional amount of its variable rate debt to a fixed base rate of 5.34 percent. The notional amount was used to calculate the contractual cash flow to be exchanged and does not represent exposure to credit loss. This financial instrument did not meet the hedge accounting criteria of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The carrying value and the fair value of the interest rate swap at September 30, 2002 was $0.4 million (liability). The change in the fair value was reflected in the Consolidated Statement of Operations in other expense, net. On October 18, 2002, in conjunction with the Company entering into a new bank credit facility, the Company terminated its interest rate swap. The payment made by the Company to terminate the interest rate swap was $0.4 million. The Company's primary interest rate risk exposure results from floating rate debt. The Company does not engage in activities using complex or highly leveraged instruments.

Foreign Currency Exchange Risk. The majority of the Company's receipts and expenditures are contracted in U.S. dollars, and the Company does not consider the market risk exposure relating to currency exchange to be material at this time. The Company currently does not hedge its foreign currency exposure and, therefore, has not entered into any forward foreign exchange contracts to hedge foreign currency transactions. The Company has operations outside the United States with foreign-currency denominated assets and liabilities, primarily denominated in Italian lira, Canadian dollars, Mexican pesos and Chinese renminbi. Because the Company has foreign-currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The unhedged foreign currency balance sheet exposures as of September 30, 2002 are not expected to result in a significant impact on earnings or cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

Within the 90 days prior to the filing date of this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of the Company's management, including the Company's Chief Executive Officer, Vice President - Finance and Vice President - Controller. Based on this evaluation, the Chief Executive Officer, Vice President - Finance and Vice President - Controller concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in reports the Company files with or submits to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in various lawsuits arising in the ordinary course of business. In the Company's opinion, the outcome of these matters is not anticipated to have a material adverse effect on the Company's financial condition, liquidity or results of operations.

ITEM 5. OTHER EVENTS

On October 22, 2002, Hawk Corporation announced that its Board of Directors appointed Andrew T. Berlin to fill the vacancy on its Board. Berlin's appointment returns Hawk's board to eight directors. Mr. Berlin is no relation to Hawk Corporation's President and Chief Operating Officer, Jeffrey H. Berlin.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

            10.1* Credit Agreement, dated as of October 18, 2002, among the Company, and certain of its domestic subsidiaries from time to time party thereto, as Borrowers and Guarantors, the Lending Institutions party thereto, as Lenders, J.P. Morgan Business Credit Corp., as Advisor, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, Issuing Bank and Arranger, PNC Bank, National Association as a Documentation Agent and Fleet Capital Corp. as a Documentation Agent.

            10.2* Security and Pledge Agreement, dated as of October 18, 2002, among the Company, and its certain Subsidiaries as Grantors, the other Grantors from time to time party thereto, and JPMorgan Chase Bank, as Administrative and Collateral Agent.

            10.3* Form of Ohio Open Ended Mortgage, Assignment of Leases and Rents and Fixture Filing, each dated as of October 18, 2002, issued by each of Friction Products Co., Logan Metal Stampings, Inc. and S.K. Wellman Corp. and in Favor of JPMorgan Chase Bank.

            10.4* Form of Pennsylvania Open Ended Mortgage Securing Future and/or Revolving Advances up to a Maximum Principal Amount of Fifty Three Million Dollars ($53,000,000) plus accrued interest and other Indebtedness as described in 42 PA. C.S.A.ss.8143, dated as of October 18, 2002, issued by Allegheny Clearfield, Inc. in favor of JPMorgan Chase Bank.

            10.5* Form of Illinois Mortgage, Assignment of Leases and Rents and Fixture Filing, dated as of October 18, 2002, issued by Hawk Motors, Inc. in favor of JPMorgan Chase Bank.

            10.6* Form of Indiana Mortgage, Assignment of Leases and Rents and Fixture Filing, dated as of October 18, 2002, issued by Helsel, Inc. in favor of JPMorgan Chase Bank.

            99.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            -----------------
            * filed herewith

      (b)   Reports on Form 8-K:

            Hawk Corporation has filed four reports on Form 8-K since June 30, 2002:

            A report dated July 24, 2002 reporting information relating to the Company's adoption of Statement of Financial Accounting Standards
            (SFAS) No. 142, "Goodwill and Other Intangible Assets."

            A report dated September 27, 2002 reporting information relating to the Company entering into a commitment letter with J.P. Morgan Business Credit, JPMorgan Chase Bank, Fleet Capital Corporation and PNC Bank, National Association with respect to a new senior secured credit facility.

            A report dated October 2, 2002 reporting the extension of the consent payment deadline in connection with the Company's offer to exchange new 12% Senior Notes due 2006 for its outstanding 10 1/4% Senior Notes due 2003 and its related solicitation of consents to amend the indenture for the 10 1/4% Senior Notes due 2003.

            A report dated October 14, 2002 reporting that on October 14, 2002, Hawk Corporation filed a press release announcing, in connection with its offer to exchange new 12% Senior Notes due 2006 for its outstanding 10 1/4% Senior Notes due 2003 and its related solicitation of consents to amend the indenture for the 10 1/4% Senior Notes due 2003, that it has received valid and unrevoked consents representing a majority in aggregate principal amount of the 10 1/4% Senior Notes due 2003. In addition, Hawk announced the extension of the exchange offer and related consent payment deadline. Hawk also issued press releases on October 16, 17 and 18, 2002, further extending the exchange offer and consent payment deadline. Later in the day on October 18, 2002, Hawk issued another press release announcing the completion of the exchange offer and its acceptance of $64,417,000 or approximately 99% in principal amount of its 10 1/4% Senior Notes due 2003. Hawk further announced that, concurrently with its acceptance of the 10 1/4% Senior Notes due 2003, it completed its new $53.0 million credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002              HAWK CORPORATION


                                     By: /s/ RONALD E. WEINBERG
                                        -------------------------------------
                                     Ronald E. Weinberg
                                     Chairman and CEO


                                     By: /s/ THOMAS A. GILBRIDE
                                        -------------------------------------
                                     Thomas A. Gilbride
                                     Vice President - Finance and Treasurer
                                     (Principal Financial Officer)

CERTIFICATION OF CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

I, Ronald E. Weinberg, Chairman of the Board and Chief Executive Officer of Hawk Corporation, certify that:

      1.    I have reviewed this quarterly report on Form 10-Q of Hawk
            Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ RONALD E. WEINBERG
-------------------------------------------------
Ronald E. Weinberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION OF VICE PRESIDENT - FINANCE (PRINCIPAL FINANCIAL OFFICER)

I, Thomas A. Gilbride, Vice President - Finance of Hawk Corporation, certify that:

      1.    I have reviewed this quarterly report on Form 10-Q of Hawk
            Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ THOMAS A. GILBRIDE
--------------------------------
Thomas A. Gilbride
Vice President - Finance
(Principal Financial Officer)