Form 10-K
period 2002-12-31
HAWK CORP
filed 2003-02-25
CIK 849240

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission File No. 001-13797

HAWK CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	34-1608156

(State of Incorporation)	(I.R.S. Employer Identification No.)

200 Public Square, Suite 30-5000, Cleveland, Ohio	44114-2301

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (216) 861-3553

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

12% Senior Notes due 2006	New York Stock Exchange
Class A Common Stock, par value $.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒  NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES ☐  NO ☒

      The aggregate market value of the voting common equity held by non-affiliates as of June 28, 2002 was $39,945,687 (based on the closing price as quoted on the New York Stock Exchange on that date).

      As of February 14, 2003, the Registrant had 8,557,990 shares of Class A Common Stock, net of treasury shares, and 0 shares of Class B non-voting Common Stock outstanding. As of that date, non-affiliates held 5,386,609 shares of Class A Common Stock and 0 shares of Class B non-voting Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 2003 Proxy Statement of Hawk Corporation are incorporated by reference into Part III of this Form 10-K.

      As used in this Form 10-K, the terms “Company,” “Hawk,” “Registrant,” “we,” “us” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2002.

Part I

ITEM 1. BUSINESS

Our Company

      Hawk Corporation, founded in 1989, primarily is a leading supplier of friction products and precision components for industrial, agricultural and aerospace applications. We focus on designing, manufacturing and marketing products requiring sophisticated engineering and production techniques for applications in markets in which we have achieved a significant market share. Our products include friction parts for brakes, clutches and transmissions used in construction vehicles, agricultural vehicles, trucks, motorcycles and race cars, and parts for brake systems used in commercial and general aviation. Our precision components are used in pumps, motors, transmissions, anti-lock brake systems and other applications for industrial equipment, lawn and garden equipment, appliances, small hand tools and trucks. Our friction and precision components are made principally from proprietary formulations and designs of composite materials and metal powders.

      We benefit from a deep and diversified customer base, with approximately 2,500 total customers, none of which accounted for more than 5% of our net sales in 2002. We are a preferred supplier to many of the world’s largest and well known brand name original equipment manufacturers, deriving more than 80% of our sales from products for which we are the sole source provider for specific customer applications. We offer our customers full service capabilities, from design through production, and work closely with original equipment manufacturers to improve performance and develop product innovations to generate increased sales. We also benefit from a diversified product list, with over 5,000 total products, none of which accounted for more than 5% of our net sales in 2002. We do not target the cyclical consumer automotive sector. Consequently, less than 7% of our net sales in any of the last five years was to the consumer automotive or light truck market. For the year ended December 31, 2002, we generated net sales of $197.3 million and income from operations of $9.8 million. For the year ended December 31, 2001, we had net sales of $184.4 million and income from operations of $3.6 million. Our common stock has been publicly traded since 1998.

      Hawk is a holding company, the principal assets of which consist of the capital stock of its manufacturing subsidiaries, Friction Products Co., S.K. Wellman Corp., S.K. Wellman SpA, S.K. Wellman of Canada Limited, Hawk Composites (Suzhou) Company Limited, Helsel, Inc., Sinterloy Corporation, Allegheny Clearfield, Inc., Hawk MIM, Inc., Hawk Motors, Inc., Hawk Motors de Mexico, Quarter Master Industries, Inc., Tex Racing Enterprises, Inc. and Logan Metal Stampings, Inc. Through our subsidiaries, we operate primarily in four reportable segments: friction products, precision powder metal components, performance automotive and motor components:

•	Friction Products

We believe that, based on net sales, we are one of the top worldwide manufacturers of friction products used in industrial, agricultural and aerospace applications. Our friction products segment manufactures parts and components made from proprietary formulations of composite materials, primarily consisting of metal powders, synthetic and natural fibers. Friction products are the parts used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. The principal markets served by our friction products segment include construction vehicles, agricultural vehicles, trucks, commercial aviation and general aviation. We believe we are:

•	a leading domestic supplier of friction products for construction equipment, agricultural equipment and trucks,

•	the only independent supplier of friction materials for braking systems for new and existing series of many commercial aircraft models, including the Boeing 737 and 757 and the MD-80, and several regional jets used by commuter airlines, including the Canadair regional jet series,

•	the largest supplier of friction materials for the growing general aviation market, including numerous new and existing series of Gulfstream, Cessna, Lear and Beech aircraft, and

•	a leading domestic supplier of friction products into specialty markets such as motorcycles, all terrain vehicles (ATVs) and snowmobiles.

For the years ended December 31, 2002 and 2001, our friction products segment generated net sales of $106.2 million and $104.1 million, representing 54% and 56% of our total net sales, respectively and income from operations of $7.5 million and $6.4 million, representing 77% and 178%, of our total income from operations, respectively.

•	Precision Components

We are a leading supplier of powder metal components for industrial equipment, lawn and garden equipment, appliances, hand tools and trucks. We use composite metal alloys in powder form to manufacture high quality custom-engineered metal components. According to the Metal Powder Industries Foundation, the powder metal market is growing at approximately 10% per year as original equipment manufacturers substitute precision components made from metal powders for forged, cast or stamped parts. Our precision components segment serves four specific areas of the powder metal marketplace:

•	tight tolerance fluid power components such as pump elements and gears,

•	large powder metal components used primarily in construction equipment, agricultural equipment and trucks,

•	high volume parts for the lawn and garden, appliance and other markets, and

•	metal injection molded parts for a variety of industries, including small hand tools and telecommunications.

For the years ended December 31, 2002 and 2001, our precision components segment generated net sales of $65.8 million and $58.3 million, representing 34% and 32% of our total net sales, respectively and income from operations of $4.1 million and $0.3 million, representing 42% and 8% of our total income from operations, respectively.

•	Performance Automotive

We engineer, manufacture and market premium branded clutch, transmissions and driveline systems for the performance automotive racing market. Through this segment, we supply parts for the National Association for Stock Car Auto Racing (NASCAR), the Championship Auto Racing Teams (CART) and the Indy Racing League (IRL) racing series and for the weekend enthusiasts in the Sports Car Club of America (SCCA) and the American Speed Association (ASA) racing clubs and other road racing and competition cars. For the years ended December 31, 2002 and 2001, our performance automotive segment generated net sales of $12.6 million and $13.0 million, representing 6% and 7% of our total net sales, respectively and income from operations of $1.0 million and $0.3 million, representing 10% and 8% of our total income from operations, respectively.

•	Motor

We design and manufacture die-cast aluminum rotors for fractional and subfractional horsepower electric motors. These parts are used in a wide variety of motor applications, including appliances, business equipment, pumps and fans. We believe our motor segment is the largest independent U.S. manufacturer of die-cast aluminum rotors for use in fractional and subfractional horsepower electric motors. We also believe our motor segment has significant growth opportunities arising from the trend by original equipment motor manufacturers, which we estimate still produce more than half of all rotors in the U.S. fractional and subfractional horsepower motor market, to outsource their production of rotors to independent suppliers. For the years ended December 31, 2002 and 2001, our motor segment generated net sales of $12.7 million and $9.0 million, representing 6% and 5% of our total net sales, respectively and operating losses of $2.8 million and $3.4 million, respectively. Our facility in Mexico accounted for $1.5 million of the operating loss in 2002 and $2.3 million of the operating loss in 2001, as it experienced higher than expected operating costs.

Business Strategy

      Our business strategy includes the following principal elements:

•	Focus on High-Margin, Specialty Applications. We focus on markets that require sophisticated engineering and production techniques and in which we have achieved a significant market share. In developing new applications, we seek to compete in markets requiring a high level of engineering expertise and technical capability, rather than in markets in which the primary competitive factor is product pricing. We believe margins for our products in these markets are higher than in other manufacturing markets that use standardized products. Our gross margins were 22.2% and 21.7% for the years ended December 31, 2002 and 2001, respectively.

•	Introduce New Products. A key part of our strategy is the introduction of products for new applications, which incorporate improved performance characteristics or reduced costs in response to customer needs. Our engineers proactively focus on developing new product solutions that enhance performance and reduce manufacturing costs, including instances where we are the incumbent supplier. We also grow by applying our existing products and technologies to new specialized applications where our products have a performance or technological advantage.

•	Expand Customer Relationships. We seek to provide advanced solutions to customers, enhancing our long-term relationships. Our engineers work closely with customers to develop and design new products and improve the performance of existing products. We believe that more than 80% of our net sales are from products and materials for which we are the sole source provider for specific customer applications. Our predecessors formed, and we have continued to build, relationships with a number of customers dating back over 50 years. Our commitment to quality, service and just-in-time delivery enables us to build and maintain strong and stable customer relationships. We believe that strong relationships with our customers provide us with significant competitive advantages in obtaining and maintaining new business opportunities.

•	Capitalize on Aftermarket Opportunities. Our stable aftermarket sales enable us to minimize our exposure to adverse economic cycles. Because friction products are the consumable, or wear, component of brake, clutch and transmission systems, the use of our friction products in conjunction with a new or existing system provides us with the opportunity to supply the aftermarket for the life of the system, typically through sales to the original equipment manufacturer. For example, the ability to service the aftermarket for a particular aircraft braking system will likely provide us with a stable market for our friction products for the life of the product, which can be 30 years or more. Aftermarket sales of friction products have comprised approximately 50% of our friction product sales in recent years.

•	Selectively Expand Internationally. Through our friction and motor segments, which have foreign manufacturing facilities in Italy, Canada, China and Mexico, and our friction segment’s worldwide distribution network, we continue to selectively expand our international operations in established markets throughout Europe, Asia, North America and Australia. In our friction products segment, we have recently established a market presence in Latin America. Our international net sales represented $31.1 million, or 15.8%, of our consolidated net sales for the year ended December 31, 2002, and $23.6 million, or 12.8%, of our consolidated net sales in 2001.

Our Principal Markets and Products

      We focus on supplying the industrial, agricultural, aerospace, performance automotive and motor markets with components that require sophisticated engineering and production techniques for applications where we have achieved a significant market share. We have diversified our end markets through acquisitions and product line expansions. We believe that diversification has reduced our economic exposure to the cyclical effects of any particular industry.

Friction Products

      Friction products are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. For example, the friction components in construction vehicles enable their braking systems to slow and stop the vehicles and enable their clutches and transmissions to perform their part in controlling the motion of the vehicles. Our friction products also include friction components for use in automatic and power shift transmissions, clutch facings that serve as the main contact point between an engine and a transmission, and brake components for use in many truck, construction, agriculture, aircraft and specialty vehicle braking systems. Our friction products segment manufactures products made from proprietary formulations of composite materials that primarily consist of metal powders, synthetic and natural fibers.

      Our friction products are custom-designed to meet the performance requirements of a specific application and must meet temperature, pressure, component life and noise level criteria. The engineering required in designing a friction material for a specific application dictates a balance between the component life cycle and the performance application of the friction material in, for example, stopping or starting movement. Friction products are consumed through customary use in a brake, clutch or transmission system and require regular replacement. Because the friction material is the consumable, or wear, component of these systems, new friction product introduction in conjunction with a new system provides us with the opportunity to supply the aftermarket with that friction product for the life of the system.

      The principal markets served by our friction segment include manufacturers of truck clutches, heavy-duty construction and agricultural vehicle brakes, aircraft brakes, motorcycle and snowmobile brakes and transmissions. Based on net sales, we believe that we are among the top worldwide manufacturers of friction products used in industrial and aerospace applications. We estimate that aftermarket sales of friction products have comprised approximately 50% of our net friction product sales in recent years. We believe that our stable aftermarket sales component enables us to minimize our exposure to adverse economic cycles.

      Construction/ Agriculture/ Trucks/ Specialty. We supply a variety of friction products for use in brakes, clutches and transmissions on construction and agriculture equipment, trucks and specialty vehicles. These components are designed to precise friction characteristics and mechanical tolerances permitting brakes to stop or slow a moving vehicle and the clutch or transmission systems to engage or disengage. We believe we are a leading supplier to original equipment manufacturers and to the aftermarket. We also believe that our trademarks, including Velvetouch® and Sheepbridge®, are well known in the aftermarket for these components. The use of our friction products in conjunction with a new or existing brake, clutch or transmission system provides us with the opportunity to supply the aftermarket with the friction product for the life of the system.

•	Construction Equipment. We supply friction products such as transmission discs, clutch facings and brake components to manufacturers of construction equipment, including Caterpillar. We believe we are the second largest domestic supplier of these types of friction products. Replacement components for construction equipment are sold through original equipment manufacturers as well as various aftermarket distributors.

•	Agriculture Equipment. We supply friction products such as clutch facings, transmission discs and brake components to manufacturers of agriculture equipment, including John Deere and CNH (formerly Case New Holland). We believe we are the second largest domestic supplier of these friction products. Replacement components for agricultural equipment are sold through original equipment manufacturers as well as various aftermarket distributors.

•	Medium and Heavy Trucks. We supply friction products for clutch facings used in medium and heavy trucks to original equipment manufacturers, such as Eaton. We believe we are the leading domestic supplier of replacement friction products used in these applications. Replacement components are sold through original equipment manufacturers and various aftermarket distributors.

•	Specialty Friction. We supply friction products for use in specialty applications, such as brake pads for Harley-Davidson motorcycles, General Motors’ Hummer and Bombardier, Polaris and Arctic Cat snowmobiles. We believe that these markets are experiencing significant growth, and that we have increased our market share with our combination of superior quality and product performance. Replacement components are sold through original equipment manufacturers and various aftermarket distributors.

      Aerospace. We believe we are the only independent supplier of friction materials to the manufacturers of braking systems for the Boeing 727, 737 and 757, the DC-9, DC-10, MD-80 and Bombardier’s Canadair regional jet series used by commuter airlines. We believe we are also the largest supplier of friction materials to the general aviation (non-commercial airline, non-military) market, supplying friction materials for aircraft manufacturers such as Cessna, Lear, Gulfstream and Beech.

      Each aircraft braking system, including the friction materials supplied by us, must meet stringent Federal Aviation Administration criteria and certification requirements. New model development and Federal Aviation Administration testing for our aircraft braking system customers generally begins two to five years before full scale production of new braking systems. If we and our aircraft brake system manufacturing partner are successful in obtaining the rights to supply a particular model of aircraft, we will typically supply our friction products for that model’s aircraft braking system for as long as the model continues to fly because it is generally not economically feasible to redesign a braking system once it is certified by the Federal Aviation Administration. Moreover, Federal Aviation Administration maintenance requirements mandate that brake components be changed after a specified number of take-offs and landings, which we expect to result in a continued and steady market for our aerospace friction products.

      Our friction products for commercial aerospace applications are primarily used on “single-aisle” aircraft that are flown on shorter routes, resulting in more takeoffs and landings than those experienced by “wide body” aircraft. We believe our friction products provide an attractive combination of performance and cost effectiveness in these applications. According to Boeing’s 2002 Current Market Outlook, approximately 65% of the 15,271 airplanes in the world fleet are single-aisle commercial aircraft. The report also forecasts single-aisle aircraft to more than double by approximately 12,350 to 23,850 by the end of 2021. The Boeing report also states that world airline passenger traffic is projected to increase 4.9% per year through 2021. We expect that long-term growth in world airline traffic, combined with the increasing number of single-aisle aircraft, will cause long-term demand for our aerospace friction products to be stable, although this market remained soft in 2002 and we expect this softness to continue in 2003.

      As a result of the terrorist attacks on September 11, 2001, the aerospace markets we serve suffered an immediate downturn. Air travel schedule curtailments by the airlines were significant as a result of the steep declines in customer traffic. Many older airplanes were among the first to be put out of service by the airlines, including DC-9 and 727 models that were among our market’s highest margin products. The weakness in customer traffic continues as evidenced by the bankruptcy filings of some major U.S. airlines and the weak financial condition of others. We are expecting a further decline in our aerospace market for the full year of 2003 of approximately 15 percent compared to 2002.

Precision Components

      Our precision components segment is a leading supplier of powder metal components consisting primarily of pump, motor and transmission elements, gears, pistons and other component parts for applications ranging from lawn and garden tractors to industrial equipment. Since we were founded, we have participated in the growing powder metal products industry with a focus on the North American industrial market. The Metal Powder Industries Federation, an industry trade group, estimates that the powder metal market for automotive and non-automotive applications in North America had sales of over $5.0 billion in 2001.

      Applications. We manufacture a variety of components made from powder metals for use in (1) fluid power applications, such as pumps and other hydraulic mechanisms, (2) transmissions, other drive mechanisms and anti-lock braking systems used in trucks and off-road and lawn and garden equipment, (3) gears and other components for use in home appliances, small hand tools and office equipment and (4) components used in automotive applications. Powder metal components can often be produced at a lower cost per unit than products manufactured with forging, casting or stamping technologies due to the elimination of, or substantial reduction in, secondary machining, lower material costs and the virtual elimination of raw material waste. In addition, we expect advances in our core powder metal technology to permit production of powder metal components with improved strength, hardness and durability for demanding applications and with greater design flexibility. As a result, we believe that the current trend of substituting powder metal components for forged, cast or stamped components in industrial applications will continue for the foreseeable future, providing us with increased product and market opportunities.

      Our precision component segment proactively targets four specific niches in the market place:

•	High Precision. Our pressing and finishing capabilities enable us to specialize in tight tolerance fluid power components such as pump elements and gears. In addition, we believe that our machining capabilities provide us with a competitive advantage by giving us the ability to supply a completed part to our customers, typically without any subcontracted precision machining. We expect that our growth in this niche will be driven by existing customers’ new design requirements and new product applications primarily for pumps, motors and transmissions.

•	Large Size Capability. We have the capability to make powder metal components that are among the largest used in North America. For example, we make reactor plates having diameters up to 19 inches for use in transmissions in construction equipment. We expect our sales of large powder metal components to continue to grow as we create new designs for existing customers and benefit from market growth, primarily in current construction, agricultural and truck applications.

•	High Volume. We also target smaller, high volume parts where we can use efficient pressing and sintering capabilities to our best advantage. In this niche, our primary markets have been powder metal components for the lawn and garden, home appliance, power hand tool, truck, automotive and business equipment markets. We believe that our high volume capabilities will provide us with opportunities to cross-sell numerous of our other precision components. Several of our leading original equipment customers have a variety of applications that we supply from both our friction and precision components segments.

•	Metal Injection Molding. We also manufacture small, complex metal injection molded parts for a variety of industries, such as small hand tools and telecommunications. We believe that many of our traditional powder metal customers may also be attractive prospects for metal injected molded parts. For instance, we were able to provide one of our powder metal customers with a hydraulic valve component with a precisely controlled flow path because of the fine details achievable in metal injected molded parts as compared to standard powder metal components.

Performance Automotive

      We supply premium clutch, transmissions and driveline systems under our Quarter Master and Tex Racing brands. These products are used by leading teams in NASCAR, CART, IRL racing series and by weekend enthusiasts in the SCCA and the ASA racing clubs, as well as in other road racing and oval track competition cars. We supply the official brake pad of the SCCA and are a participating manufacturer sponsor of the SCCA, ASA and several other racing series.

Motor

      We believe our motor segment is the largest independent U.S. manufacturer of die-cast aluminum rotors for use in fractional and subfractional horsepower electric motors. These motors are used in a wide variety of applications such as small household appliances, business equipment, pumps and fans. We believe our motor segment has significant growth opportunities arising from the trend by original equipment motor manufacturers, which we estimate still produce more than half of all rotors in the U.S. fractional and subfractional horsepower motor market, to outsource their production of rotors to independent suppliers. In 2000, we commenced production at our rotor manufacturing factory in Monterrey, Mexico, a city where a large portion of fractional and subfractional motors are manufactured. We also design and market integral horsepower custom motors and generators through a manufacturing and sales relationship with Potencia Industrial, located in Mexico City, Mexico.

Information About Our Business Segments

      The following table sets forth comparative operating results and total assets (in millions) by each of our operating segments:

	Year ended December 31,

	2002		2001		2000

Net sales to external customers:
Friction products(2)	$106.2	53.8%	$104.1	56.5%	$116.3	57.5%
Precision components	65.8	33.4%	58.3	31.6%	72.0	35.6%
Performance automotive(2)	12.6	6.4%	13.0	7.0%	5.6	2.8%
Motor	12.7	6.4%	9.0	4.9%	8.4	4.1%

Consolidated	$197.3	100.0%	$184.4	100.0%	$202.3	100.0%

Gross profit (loss):
Friction products(2)	$25.4	58.1%	$24.9	62.3%	$30.9	56.3%
Precision components	14.6	33.4%	11.5	28.8%	19.4	35.3%
Performance automotive(2)	3.7	8.5%	3.9	9.7%	2.8	5.1%
Motor			(0.3)	(0.8)%	1.8	3.3%

Consolidated	$43.7	100.0%	$40.0	100.0%	$54.9	100.0%

Income (loss) from operations(1)
Friction products(2)	$7.5	76.5%	$6.4	177.8%	$11.5	59.0%
Precision components	4.1	41.8%	0.3	8.3%	8.4	43.1%
Performance automotive(2)	1.0	10.2%	0.3	8.3%	0.9	4.6%
Motor	(2.8)	(28.5)%	(3.4)	(94.4)%	(1.3)	(6.7)%

Consolidated	$9.8	100.0%	$3.6	100.0%	$19.5	100.0%

	December 31,

	2002	2001

Total assets:
Friction products(2)	$96.0	$103.5
Precision components	74.6	69.0
Performance automotive(2)	10.9	14.6
Motor	12.4	16.0

Consolidated	$193.9	$203.1

(1)	In accordance with the non-amortization provisions of SFAS 142 (see “Note B-Significant Accounting Policies” to the accompanying consolidated financial statements beginning on page 27 of this Form 10-K), the Company eliminated the amortization of goodwill in 2002.

The following table illustrates the pro forma effect on income (loss) from operations had we applied the non-amortization provisions of SFAS 142 for the years ended December 31, 2001 and 2000 by segment:

	Year Ended December 31,

	2001		2000

Pro forma operating income (loss) from operations:
Friction products	$7.5	110.3%	$12.6	56.5%
Precision components	1.5	22.1%	9.6	43.0%
Performance automotive	0.9	13.2%	1.1	4.9%
Motor	(3.1)	(45.6)%	(1.0)	(4.4)%

Consolidated	$6.8	100.0%	$22.3	100.0%

(2)	As of January 1, 2002, we reclassified an operating unit formerly associated with our performance automotive segment to our friction products segment as a result of changes in the internal operating responsibility of that unit. We have reclassified all prior periods discussed in this Form 10-K to reflect this change.

Our Manufacturing Processes

      The manufacturing processes for most of our friction products, performance automotive brake products and powder metal precision components are similar. In general, all use composite metal alloys in powder form to make high quality powder metal components. The basic manufacturing steps of blending/compounding, molding/ compacting, sintering (or bonding) and secondary machining/treatment are as follows:

•	Blending/compounding: Composite metal alloys in powder form are blended with lubricants and other additives according to scientific formulas, many of which are proprietary. The formulas are designed to produce precise performance characteristics necessary for a customer’s particular application. We often work together with our customers to develop new formulas that will produce materials with greater energy absorption characteristics, durability and strength.

•	Molding/compacting: At room temperature, a specific amount of a powder alloy is compacted under pressure into a desired shape. Our molding presses are capable of producing pressures of up to 3,000 tons. We believe that we have some of the largest presses in the powder metal industry, enabling us to produce large, complex components. We can also create complex shapes not obtainable with conventional powder metal presses with our metal injection molding equipment.

•	Sintering: After compacting, molded parts are heated in furnaces to specific temperatures slightly below melting, enabling metal powders to metallurgically bond, harden and strengthen the molded parts while retaining their desired shape. For friction materials, the friction composite part is also bonded directly to a steel plate or core, creating a strong continuous metallic part.

•	Secondary machining/treatment: If required by customer specifications, a sintered part undergoes additional processing. This processing is generally necessary to attain increased hardness or strength, tighter dimensional tolerances or corrosion resistance. To achieve these specifications, parts are heat or steam treated, precision coined or flattened, ground, machined or treated with a corrosion resistant coating.

      Some of our friction products, including those used in oil-cooled brakes and power shift transmissions, do not require all of the foregoing steps. For example, composite friction materials are molded under high temperatures and cured in electronically-controlled ovens and then bonded to a steel plate or core with a resin-based polymer.

      Our die-cast aluminum rotors are produced in a three-step process. Steel stamped disks forming the laminations of the rotors are first skewed (stacked) and then loaded into dies into which molten aluminum is injected to create the rotors. The rotor castings created in the dies are then machined to produce finished rotors. We manufacture these rotors in a variety of sizes and shapes to customers’ design specifications.

Our Quality Control Procedures

      Throughout our design and manufacturing process, we focus on quality control. For product design, each manufacturing facility uses state-of-the-art testing equipment to replicate virtually any application required by our customers. This equipment is essential to our ability to manufacture components that meet stringent customer specifications. To ensure that tolerances have been met and that the requisite quality is inherent in our finished products, we use statistical process controls, a variety of electronic measuring equipment and computer-controlled testing machinery. We have also established programs within each of our facilities to detect and prevent potential quality problems.

      In 2001, we launched a Six Sigma initiative focused on creating a culture of continuous improvement. Six Sigma is a discipline that aims to eliminate costly process variation in a company’s operations and bring more value to its customers. To achieve this, Six Sigma managers use statistical analysis to locate process and product errors. As of December 31, 2002, we have trained approximately 250 employees and have over 80 Six Sigma projects in process throughout our business segments. We completed 40 projects in 2002, many of which involved direct customer participation.

Our Foreign Operations

      Our foreign operations are subject to the usual risks of operating in foreign jurisdictions. They include, but are not limited to, exchange controls, currency restrictions and fluctuations, changes in local economic and political conditions, changes in laws, regulations, tariffs or taxes, the establishment of trade barriers and difficulties in management and staffing. For financial information regarding our international operations, see “Note M — Business Segments” and “Note N — Supplemental Guarantor Information” to the accompanying consolidated financial statements beginning on page 27 of this Form 10-K.

Our Technology

      We believe we are an industry leader in the development of systems, processes and technologies that enable the manufacturing of friction products with numerous performance advantages, such as greater wear resistance, increased stopping power, lower noise and smoother engagement. Our expertise is evidenced by our aircraft brake components, which are currently being installed on many of the braking systems of the Boeing 737-600, -700, -800 and -900 commercial airliners and Bombardier’s Canadair regional jet series of commuter aircraft, as well as new series of industrial equipment from various original equipment manufacturers.

      We maintain an extensive library of proprietary friction product formulas that serve as starting points for new product development. Each formula has a specific set of ingredients and processes to generate repeatability in production. A slight change in a mixture can produce significantly different performance characteristics. We use a variety of technologies and materials in developing and producing our products, such as graphitic and cellulose composites. We believe our expertise in the development and production of products using these different technologies and materials gives us a competitive advantage over other friction product manufacturers, which typically have expertise in only one or two types of friction material.

      We also believe that our precision components business is able to produce a wide range of products from small precise components to large parts. We have presses that produce some of the largest powder metal parts in the world, and our powder metal technology permits the manufacture of complex components with specific performance characteristics and close dimensional tolerances that would be impractical to produce using conventional metalworking processes such as forging, casting or stamping. With our metal injection molding technology, we are able to create complex shapes previously not available using conventional powder metal technology.

      Our motor business is able to produce a wide range of rotors for the fractional and subfractional motor industries. We have developed customized manufacturing processes for rotors and created specialty rotor die construction techniques. We have also designed highly automated machines necessary for the production of our rotors.

Our Customers

      We seek to provide advanced solutions to customers, enhancing our long-term relationships. Our engineers work closely with our customers to develop and design new products and improve the performance of existing products. We believe that more than 80% of our sales are from products and materials for which we are the sole source provider for specific customer applications. Our predecessors formed, and we have continued to build, relationships with a number of customers dating back over 50 years. Our commitment to quality, service and just-in-time delivery have enabled us to build and maintain strong and stable customer relationships. We believe that strong relationship with our customers provide us with significant competitive advantages in obtaining and maintaining new business opportunities.

      Through various acquisitions since our formation, we have broadened our product lines, increased our technological capabilities, further enhance our customer relationships and further expanded our preferred supplier status. As a result of our commitment to customer service and satisfaction, we are a preferred supplier to many of the world’s leading original equipment manufacturers, including Aircraft Braking Systems, Goodrich, Caterpillar, Eaton, Deere, CNH, Hydro-Gear, Sauer-Danfos, Parker Hannifin, Electrolux, Haldex, AO Smith, Emerson and FASCO.

      Our top five customers accounted for 21.6% of our consolidated net sales in 2002, and 24.4% of our consolidated net sales in 2001.

How We Market and Sell Our Products

      We market our products globally through product managers and direct sales professionals, who operate primarily from our facilities in the United States, Italy, China and Canada and a sales office in Germany. Our product managers and sales force work directly with our engineers who provide the technical expertise necessary for the development and design of new products and for the improvement of the performance of existing products. Our friction products are sold both directly to original equipment manufacturers and to the aftermarket through our original equipment customers and a network of distributors and representatives throughout the world. We also sell our precision components and motor components to original equipment manufacturers through independent sales representatives. Sales to customers in our performance automotive segment are sold directly to race teams and distributors throughout the United States.

Our Competition

      The principal segments in which we operate are competitive and fragmented, with many small manufacturers and only a few manufacturers that generate annual sales in excess of $50.0 million. We compete for new business principally at the beginning of the development of new applications and at the redesign of existing applications by our customers. For example, new model development for our aircraft braking system customers generally begins two to five years before full-scale production of new braking systems. Initiatives by customers to upgrade existing products typically involve long lead times as well. We also compete with manufacturers using different technologies, such as carbon composite (“carbon-carbon”) friction materials for aircraft braking systems. Carbon-carbon braking systems are significantly lighter than the metallic aircraft braking systems that we supply friction materials for, but are generally more expensive. The carbon-carbon brakes are typically used on wide-body aircraft, such as the Boeing 747, and on military aircraft, where the advantages in reduced weight may justify the additional expense.

      In addition, as our powder metal components are increasingly substituted for wrought steel or iron components due to advances in our powder metal technology, we increasingly compete with companies using forging, casting or stamping technologies to produce precision components. Powder metal components can often be produced at a lower cost per unit than products manufactured with forging, casting or stamping technologies due to the elimination of, or substantial reduction in, secondary machining, lower material costs and the virtual elimination of raw material waste.

The Suppliers and Prices of the Raw Materials We Use

      The principal raw materials that we use are copper, steel and iron powders, aluminum ingot and custom-fabricated cellulose sheet. We have generally been able to obtain sufficient supplies of raw materials for our operations, and changes in prices of our supplies over the past few years have not had a significant effect on our operations.

Government Regulation of Our Businesses

      Our sales to manufacturers of aircraft braking systems represented 11.1% of our consolidated net sales in 2002 and 14.1% of our consolidated net sales in 2001. Each aircraft braking system, including the friction products supplied by us, must meet stringent Federal Aviation Administration criteria and testing requirements. We have been able to meet these requirements in the past and we continuously review Federal Aviation Administration compliance procedures to help ensure our continued and future compliance.

Environmental, Health and Safety Matters

      We are subject to stringent environmental standards imposed by federal, state, local and foreign environmental laws and regulations, including those related to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants. Our compliance with environmental laws also may require the acquisition of permits or other authorizations for some kinds of activities and compliance with various standards or procedural requirements. We are also subject to the federal Occupational Safety and Health Act and similar foreign and state laws. The nature of our operations, the long history of industrial uses at some of our current or former facilities, and the operations of predecessor owners or operators of some of the businesses expose us to risk of liabilities or claims with respect to environmental and worker health and safety matters. We review our procedures and policies for compliance with environmental and health and safety laws and regulations and believe that we are in substantial compliance with all material laws and regulations applicable to our operations. Our costs of complying with environmental, health and safety requirements have not been material.

Our Intellectual Property

      Our federally registered trademarks include Hawk®, Wellman Friction Products®, Velvetouch®, Fibertuff®, Feramic®, Velvetouch Feramic®, Velvetouch Organik®, Hawk Brake®, Hawk Precision Components®, Hawk Motors®, Quarter Master®, and Hawk Performance®. Velvetouch® and Sheepbridge® are our principal trademarks for use in the friction products aftermarket segment and are registered in 26 countries. We have applied for the registration of the Hawk Precision Components Group, Hawk Racing International, Pro V, Tex Racing and Wellman Products Group trademarks. Although we maintain patents related to our business, we do not believe that our competitive position is dependent on patent protection or that our operations are dependent on any individual patent. To protect our intellectual property, we rely on a combination of internal procedures, confidentiality agreements, patents, trademarks, trade secrets law and common law, including the law of unfair competition.

Personnel

      At December 31, 2002, we had approximately 1,260 domestic employees and 420 international employees. Approximately 190 employees at our Brook Park, Ohio plant are covered under a collective bargaining agreement with the Paper, Allied Industrial, Chemical and Energy Workers International Union expiring in October 2004; approximately 60 employees at our Akron, Ohio facility are covered under a collective bargaining agreement with the United Automobile Workers expiring in July 2003; approximately 70 hourly employees at our Alton, Illinois facility are covered under a collective bargaining agreement with the International Association of Machinists and Aerospace Workers expiring in June 2004; approximately 100 employees at our Monterrey, Mexico plant are represented by the Federacion Nacional de Sindicatos Independientes union under a national union agreement which expires in August 2003; and approximately 200 employees at our Orzinuovi, Italy plant are represented by a national mechanics union agreement that expired in December 2002. Negotiations are ongoing between the parties at the national level. The Italian employees are also covered by an local union agreement that expires in December 2004. We have experienced no strikes and believe we have good relations with our employees and their unions.

ITEM 2. PROPERTIES

      Hawk’s world headquarters is located in Cleveland, Ohio. We maintain manufacturing and research and development facilities at 16 locations in 5 countries. We are a lessee under operating leases for some of our properties and equipment. Hawk’s principal research facility is located in Solon, Ohio. In addition, research is also performed in a number of the operating divisions’ facilities. We believe that substantially all of our property and equipment is maintained in good condition, adequately insured and suitable for its present and intended use.

ITEM 3. LEGAL PROCEEDINGS

      We are involved in several lawsuits that have arisen in the ordinary course of our business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made. In our opinion, the outcome of these legal actions will not have a material adverse effect on our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 2002.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Class A Common Stock has been traded on the New York Stock Exchange since our initial public offering on May 12, 1998 under the symbol “HWK.” The following table sets forth, for the fiscal periods indicated, the high and low closing prices of our Common Stock as reported on the New York Stock Exchange.

  Quarterly Stock Prices

	Quarter Ended	High	Low

2002
	March 31, 2002	$5.20	$3.41
	June 30, 2002	$5.35	$3.55
	September 30, 2002	$3.80	$2.26
	December 31, 2002	$2.66	$1.70
2001
	March 31, 2001	$7.25	$5.31
	June 30, 2001	$7.20	$5.37
	September 30, 2001	$6.29	$3.95
	December 31, 2001	$4.20	$2.65

      The closing sale price for our common stock on December 31, 2002 was $2.32.

      Shareholders of record as of February 14, 2003 numbered 84. We estimate that an additional 1,000 shareholders own stock in their accounts at brokerage firms and other financial institutions.

      We have never declared or paid, and do not intend to declare or pay, any cash dividends for the foreseeable future and intend to retain earnings for the future operation and expansion of our business. Currently, our Bank Facility and Senior Note indenture prohibit the payment of cash dividends on the Class A Common Stock.

      Effective October 25, 2002, we issued 750 shares of our Class A Common Stock, having a market value at the time of issuance of $1,875, to Andrew T. Berlin as part of his annual compensation for services as a director of Hawk. The shares were issued without registration in an offering not involving any public offering as permitted by Section 4(2) of the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA

Years ended December 31,	2002	2001	2000	1999	1998

	(In millions, except per share data)
Income Statement Data:
Net sales	$197.3	$184.4	$202.3	$187.6	$182.3
Gross profit	43.7	40.0	54.9	48.8	57.7
Restructuring costs(1)		1.1
Income from operations(2)	9.8	3.6	19.5	18.6	32.8
(Loss) income before cumulative effect of change in accounting principle and extraordinary charge	(1.0)	(4.3)	5.8	6.3	12.2
Extraordinary charge, net of tax of $2.3(3)					3.1
Cumulative effect of change in accounting principle, net of tax of $4.3	17.2
Net (loss) income	$(18.2)	$(4.3)	$5.8	$6.3	$9.1
(Loss) Earnings Per Share:
Basic (loss) earnings before extraordinary charges and cumulative effect of change in accounting principle	$(.14)	$(.52)	$.66	$.71	$1.59
Extraordinary charge(2)					(.41)
Cumulative effect of change in accounting principle	(2.01)

Basic (loss) earnings per share	$(2.15)	$(.52)	$.66	$.71	$1.18

Diluted (loss) earnings before extraordinary charge and cumulative effect of change in accounting principle	$(.14)	$(.52)	$.66	$.71	$1.51
Extraordinary charge(2)					(.39)
Cumulative effect of change in accounting principle	(2.01)

Diluted (loss) earnings per share	$(2.15)	$(.52)	$.66	$.71	$1.12

Other Data:
Depreciation	$11.0	$11.4	$10.8	$9.9	$8.0
Amortization(2)	$1.4	$4.5	$4.2	$3.8	$3.5
Capital expenditures (including capital leases)	$11.5	$9.1	$10.5	$10.2	$15.2

December 31,	2002	2001	2000	1999	1998

	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$1.7	$3.1	$4.0	$4.0	$14.3
Working capital	10.0	31.5	36.5	33.5	39.9
Property plant and equipment, net	68.0	67.4	70.4	70.2	64.3
Total assets	193.8	203.1	215.4	209.6	203.4
Total long-term debt and Bank Facility	109.0	97.8	103.9	105.4	102.5
Shareholders’ equity	44.8	66.4	71.7	66.5	64.4

(1)	Reflects primarily a work force reduction at our domestic facilities for approximately 160 salaried and production personnel.

(2)	In accordance with the non-amortization provisions of SFAS 142 (see “Note B — Significant Accounting Policies” to the accompanying consolidated financial statements beginning on page 27 of this Form 10-K), the Company eliminated the amortization of goodwill in 2002.

(3)	Reflects premium paid on partial redemption of Senior Notes and write-off of deferred financing costs in conjunction with the Company’s initial public offering, net of $2.3 million in income taxes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      You should read this discussion in conjunction with the consolidated financial statements, notes and tables included in Part II, Item 8 of this Form 10-K. Management’s discussion and analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, this performance involves risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. Some of the important factors that could cause our actual results or outcomes to differ from those discussed are listed under “Forward-Looking Statements.”

Results of Operations

      Through our subsidiaries, we operate primarily in four reportable segments: friction products, precision components, performance automotive and motors. Our results of operations are affected by a variety of factors, including but not limited to, general economic conditions, customer demand for our products, competition, raw material pricing and availability, labor relations with our personnel and political conditions in the countries in which we operate. We sell a wide range of products that have a corresponding range of gross margins. Our consolidated gross margin is affected by product mix, selling prices, material and labor costs as well as our ability to absorb overhead costs resulting from fluctuations in demand for our products.

      In 2002, our income from operations increased to $9.8 million, or 172 percent, over the prior year. This increase was attributable primarily to sales volume increases in most of the end-markets we serve in our friction and precision component segments with the notable exception of aircraft, improved absorption of fixed costs as a result of the volume increases, cost reduction initiatives and decreased goodwill amortization expense. Partially offsetting these improvements were higher than expected operating costs incurred at our Mexican facility.

      Despite the sales increases we achieved during 2002, we expect that early 2003 will continue to be challenging in most of the markets we serve. Based on discussions with our customer base, we expect our revenue growth during the year will be weighted toward the second half of 2003. We believe that the aerospace market will decline approximately 15% for the full year 2003 compared to 2002, as a result of the continuing softness in that market. Other than aerospace, we expect that our overall sales growth will continue primarily from new product introductions across our segments and sales made from our international facilities. For the full year of 2003, with a gradually improving economy, we are anticipating our segments to provide revenue growth of approximately 10 percent. Although we anticipate improvement in our motor segment as we continue to take steps to improve manufacturing efficiency, we expect that the margins in this segment will continue to lag significantly behind our other segments.

Critical Accounting Policies

      Hawk’s critical accounting policies, including the assumptions and judgments underlying them are more fully described in “Note B — Significant Accounting Policies” of the notes to the accompanying consolidated financial statements beginning on page 27 of this Form 10-K. Some of our accounting policies require the application of significant judgment by us in the preparation of our financial statements. In applying these policies, we use our best judgment to determine the underlying assumptions that are used in calculating the estimates that affect the reported values on our financial statements. We base our estimates and assumptions on historical experience and other factors that we consider relevant. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material. Hawk’s critical accounting policies include the following:

•	Revenue Recognition. Revenues are recognized when products are shipped and title has transferred to the customer.

•	Allowance for Doubtful Accounts. Our policy regarding the collectibility of accounts receivables is based on a number of factors. In circumstances where a specific customer is unable to pay its obligations, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount that we reasonably expect to collect. If circumstances change, estimates of the recoverability of the amounts due us could change.

•	Inventory Reserves. Reserves for slow moving and obsolete inventories are developed based on historical experience and product demand. We continuously evaluate the adequacy of our inventory reserves and make adjustments to the reserves as required.

•	Goodwill. Goodwill represents the excess of the cost of companies we acquired over the fair value of their net assets as of the date of acquisition. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), our policy is to periodically, and in no case less than annually, review our goodwill and other intangible assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which one of our business unit operates would become less than the amount of the asset as reflected in our financial statements. An impairment loss would be recorded in the period such determination is made based on the fair value of the related assets.

•	Pension and Postretirement Benefits. We account for our defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87) which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant element in determining our pension income (expense) in accordance with SFAS 87 is the expected return on plan assets. We have assumed that the expected weighted average long-term rate of return on plan assets will be 8.6 percent. Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense).

We determine the discount rate to be used to discount plan liabilities at their measurement date, December 31. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. At December 31, 2002, we determined this rate to be 6.75 percent. Changes in discount rates over the past three years have not materially affected pension income (expense), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, have been deferred as allowed by SFAS 87.

      We expect pension expense to be approximately $1.5 million in 2003, compared to $0.4 million in 2002.

•	Insurance. We use a combination of insurance and self-insurance for a number of risks including property, general liability, directors’ and officers’ liability, workers’ compensation, vehicle liability and employee-related health care benefits. Liabilities associated with the risks that are retained are estimated by considering various historical trends and forward-looking assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Over the past year, the cost and availability of commercial insurance as a result of significant changes in the insurance market have impacted our insurance coverages. We have renewed all of our insurance policies for 2003, although at additional premium cost, and with increased exposures to losses.

•	Contingencies. Our treatment of contingent liabilities in the financial statements is based on the expected outcome of the applicable contingency. In the ordinary course of business, we consult with legal counsel on matters related to litigation and other experts both within and outside of the Company. We will accrue a liability if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable. We will not accrue a liability if either the likelihood of an adverse outcome is only reasonably possible or an estimate is not determinable.

•	Income Taxes. Our effective tax rate, taxes payable and other tax assets and liabilities reflect the current tax rates in the domestic and foreign tax jurisdictions in which we operate.

•	Foreign Currency Translation and Transactions. Assets and liabilities of our foreign operations are translated using year-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in a separate component of our shareholder’s equity. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Accounts receivable or payable in foreign currencies, other than the subsidiary’s local currency, are translated at the rates of exchange prevailing at the balance sheet date. The effect of the transaction’s gain or loss is included in other income (expense) in our statement of operations.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Net Sales. Our consolidated net sales for 2002 were $197.3 million, an increase of $12.9 million or 7 percent from the same period in 2001. The increase in net sales, primarily a result of a gradual economic recovery during the year in the industrial markets we serve, resulted in all of our segments, with the exception of performance automotive. Additionally, net sales in our motor segment were positively impacted by increased sales originating from our Mexican facility.

•	Friction Segment. Net sales in the friction segment, our largest, were $106.2 million in 2002, an increase of 2 percent compared to 2001. As a result of improved operating environments in the United States and Europe, we experienced increases in most of our major markets, including construction, agriculture and automotive. The notable exception was our aerospace market. As a result of the continuing softness in the commercial aerospace market during 2002, our sales to this market were down 16 percent from the comparable period in 2001. This segment also experienced strong sales growth out of our international operations in 2002. Net sales, exclusive of any translation gains, at our Italian facility increased 14 percent compared to 2001, as a result of new product introductions and market share gains. Net sales at our Chinese facility were up 251 percent compared to 2001.

•	Precision Component Segment. Net sales in the precision components segment were $65.8 million, an increase of 13 percent compared to 2001. The increase in net sales was primarily attributable to gradually improving conditions in the general industrial segments of the domestic economy. We experienced sales increases in nearly all of the major markets served by this segment, including pump and motor, lawn and garden, truck and appliance.

•	Performance Automotive. Net sales in our performance automotive segment were $12.6 million, a decrease of 3 percent compared to net sales of $13.0 million in 2001. The decrease in revenues was primarily attributable to the softness in the end markets we serve from our clutch manufacturing operation. Net sales at our transmission and driveline systems manufacturing facility benefited from the continued popularity of racing, particularly in the NASCAR racing series.

•	Motor Segment. Net sales in our motor segment were $12.7 million, an increase of 41 percent from the same period in 2001. While a majority of the sales growth came as a result of the production ramp up at our Monterrey, Mexico facility, the segment benefited from the establishment of a number of new customer relationships serviced from our U.S. and Mexican facilities.

      Gross Profit. Gross profit increased $3.7 million to $43.7 million during 2002, a 9 percent increase compared to gross profit of $40.0 million in 2001. The gross profit margin increased to 22.2 percent of net sales in 2002 from 21.7 percent of net sales in the comparable period of 2001.

•	Friction Segment. Our friction segment reported gross profit of $25.4 million or 24 percent of net sales in 2002 compared to $24.9 million or 24 percent of net sales in 2001. The flat gross profit margin was primarily the result of product mix, especially in our aerospace market, as older aircraft, which have higher margins for us, were retired or put out of service by the commercial airlines. We also continued to support our new facility in China during 2002. Although the facility operated at negative margins for the full year, it achieved break even results for the last half of 2002. The decline in gross margin was partially offset by reductions in incentive compensation costs.

•	Precision Components Segment. Gross profit in our precision components segment was $14.6 million or 22 percent of net sales in 2002 compared to $11.5 million or 20 percent of net sales in 2001. The increase in this segment’s margins was primarily the result of the volume increases and our ability to leverage and absorb the fixed charges generated by the segment and reductions in incentive compensations costs.

•	Performance Automotive Segment. Our performance automotive segment reported gross profit of $3.7 million or 29 percent of net sales in 2002 compared to $3.9 million or 30 percent of net sales in 2001. The decline in gross profit was primarily the result of volume declines at our performance clutch manufacturing facility.

•	Motor Segment. Our motor segment reported break even gross profit in 2002. This compared to a gross margin loss of $0.3 million in 2001. Despite ongoing manufacturing inefficiencies at our facilities, the improvement in our gross margin was primarily the result of the sales volume increases and the resulting absorption of fixed costs at our Mexican facility in 2002.

      Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses increased $1.8 million, or 6 percent, to $32.6 million in 2002 from $30.8 million during 2001. As a percentage of net sales, ST&A remained stable at 17 percent in 2002 and 2001. The increase in ST&A expenses resulted primarily from continuing start-up expenditures incurred at our Mexican rotor manufacturing and Chinese friction material facilities, increased insurance and personnel costs associated with our long-term sales and growth initiatives. Additionally, we incurred legal expenses in our performance automotive segment related to litigation that was resolved in the second quarter of 2002. These cost increases were partially offset by reductions in incentive compensation costs. We spent $3.5 million, or 2 percent of our net sales on product research and development compared to $3.9 million in 2001.

      Amortization of Intangibles. Results for the year ended December 31, 2002 were favorably impacted by the adoption of SFAS 142 on January 1, 2002, which eliminated the amortization of goodwill on indefinite-life intangible assets. This accounting change reduced our amortization expense for the year by $3.2 million compared to 2001.

      Income from Operations. Income from operations increased $6.2 million or 172 percent to $9.8 million in 2002 from $3.6 million in 2001. Income from operations as a percentage of net sales increased to 5 percent in 2002 from 2 percent in 2001. The increase was primarily the result of the increased sales volume, improved absorption of fixed costs as a result of the volume increases, cost reduction initiatives and a reduction of amortization expense of $3.2 million as a result of the adoption of SFAS 142. This improvement to income from operations was partially offset by continuing support of our operations in China, higher than anticipated operating costs incurred at our Mexican rotor manufacturing facility and continued support of our metal injection molding facility during the year. During the year ended December 31, 2001, we recognized an expense of $1.1 million in restructuring charges to adjust our business plan to reflect the economic slowdown. No such charge was taken in 2002.

      As a result of the items discussed above, results from operations at our segments were as follows:

•	Our friction segment’s income from operations increased $1.1 million or 17 percent to $7.5 million in 2002 from $6.4 million in 2001.

•	Income from operations at our precision components segment was $4.1 million in 2002, an increase of $3.8 million, or 8 percent, compared to $0.3 million in 2001.

•	Income from operations at our performance automotive segment was $1.0 million in 2002, an increase of $0.7 million, compared to $0.3 million in 2001.

•	The loss from operations in our motor segment decreased to $2.8 million in 2002 from $3.4 million in 2001.

      Other Expense. Other Expense was $0.7 million in 2002 compared to $0.5 million in 2001. The major expense items in 2002 included, fees paid by us in the first quarter of 2002 to effect an amendment to our Term Loan and Revolving Credit Facility, costs associated with our termination of a product licensing agreement in our precision components segment, and to a lesser extent, foreign exchange transaction losses. In 2001, other expense was primarily comprised of the recognition of the fair value of our then outstanding swap agreement, in addition to foreign currency transaction losses.

      Interest Expense. Interest expense increased $0.3 million, or 3 percent, to $9.8 million in 2002 from $9.5 million in 2001. The increase is primarily attributable to increased borrowings during the year and an increase in the interest rate on our Senior Notes. Following our exchange offer in October 2002, the interest rate on our Senior Notes increased from 10.25% to 12%. This increase was partially offset by lower interest rates paid under our new Bank Facility, which was also entered into in October 2002. Additionally, we recorded $0.1 million in interest expense in December 2002, to reflect the issuance of payment in kind (PIK) interest under the terms of the Senior Notes leverage ratio test for the period ended December 31, 2002.

      Exchange Offer Costs. During the year ended December 31, 2002, we incurred third-party fees and expenses of $1.9 million related to the exchange of our Senior Notes for our then outstanding Old Senior Notes.

      Income Taxes. We recorded a tax benefit of $1.5 million, or 59 percent of pre-tax loss, in 2002 compared to a benefit of $1.9 million, or 30 percent of pre-tax loss in 2001. The increase in the effective benefit is primarily the result of the reversal of tax accruals due to the expiration of various statutes of limitations covering periods in which we provided for potential tax liabilities. An analysis of changes in our income taxes and our effective tax rate is contained in “Note J — Income Taxes” in the accompanying consolidated financial statements beginning on page 27 of this Form 10-K.

      Cumulative Effect of Change in Accounting Principle. In accordance with the requirements of SFAS 142, we recorded a charge for the cumulative effect of change in accounting principle of $17.2 million for the year ended December 31, 2002. See “Note B — Significant Accounting Policies” in the accompanying consolidated financial statements beginning on page 27 of this Form 10-K. This charge represents the write-off of $21.5 million of goodwill ($17.2 million, net of income taxes of $4.3 million).

      Net (Loss) Income. As a result of the factors noted above, we reported a net loss of $18.2 million in 2002, compared to a net loss of $4.3 million in 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Net Sales. Our consolidated net sales for 2001 were $184.4 million, a decrease of $17.9 million or 9% from the same period in 2000. The decline in net sales, primarily a result of the prolonged weakness in the markets we serve, resulted in a difficult operating environment in most of our reporting segments. The terrorist attacks on September 11, 2001, in particular, had a significant negative impact on our aircraft friction business.

•	Friction Segment. Net sales in the friction segment were $104.1 million in 2001, a decrease of 10% compared to 2000. The major markets served by this segment all experienced weak operating conditions in 2001. We experienced declines in heavy truck, agriculture, construction and specialty friction for the full year 2001 as a result of the soft operating conditions in the United States and Europe. Net sales in the aerospace market showed a decline for the year, most notably in the fourth quarter of 2001, as a result of the events of September 11.

•	Precision Components Segment. Net sales in the precision components segment were $58.3 million, a decrease of 19% compared to 2000. The decrease was primarily attributable to continuing softness in the general industrial segments of the domestic economy. We experienced sales weakness in nearly all of the markets served by this segment, including heavy truck, lawn and garden, pump and motor, appliance and office equipment. While net sales in the segment were down as a result of the general softness of economic operating environment, we feel the sales declines were further exacerbated by negative inventory realignments by our customers in the last half of 2001.

•	Performance Automotive Segment. Net sales in our performance automotive segment were $13.0 million, an increase of 132% compared to net sales of $5.6 million in 2000. The increase in revenues was primarily attributable to the acquisition of our Tex Racing subsidiary in November 2000. Additionally, net sales in this segment benefited from the continued popularity of racing, particularly in the NASCAR and CART racing series, both served by us.

•	Motor Segment. Net sales in our motor segment were $9.0 million, an increase of 7% from the same period in 2000. The sales growth in the motor segment came from our new rotor manufacturing facility in Monterrey, Mexico, which began shipments in 2001. This facility is expected to service the growing motor manufacturing base in that region. Net sales from our Alton, Illinois facility were flat in 2001 as a result of the soft economic conditions experienced in the United States.

      Gross Profit. Gross profit decreased $14.9 million to $40.0 million during 2001, a 27% decrease compared to gross profit of $54.9 million in 2000. The gross profit margin decreased to 22% of net sales in 2001 from 27% of net sales in the comparable period in 2000. Each of our segments experienced decreased margins primarily as a result of the deteriorating economic conditions experienced in 2001.

•	Friction Segment. Our friction segment reported gross profit of $24.9 million or 24% of net sales in 2001 compared to $30.9 million or 27% of net sales in 2000. The decline in our gross profit margin was the result of lower sales volumes, product mix and our inability to absorb all of the fixed costs of our manufacturing facilities as a result of the deteriorated economic conditions experienced in 2001; especially the impact of the reduction in sales to the aircraft market in the fourth quarter as a result of the events of September 11. We also continued to support our start-up facility in China during 2001. Although the facility began shipments in 2001, it operated at negative margins for the entire year.

•	Precision Components Segment. Gross profit in the precision components segment was $11.5 million or 20% of net sales in 2001 compared to $19.4 million or 27% of net sales in 2000. The sharp decline in this segment’s margins was primarily the result of the severe economic downturn and the resulting volume declines and our inability to cover all of the unabsorbed fixed charges generated by the segment. We also provided operating support to our start-up metal injection molding company, Net Shape, which was acquired in December 2000.

•	Performance Automotive Segment. Our performance automotive segment reported gross profit of $3.9 million or 30% of net sales in 2001 compared to $2.8 million or 50% of net sales in 2000. The decline in gross profit was primarily the result of manufacturing inefficiencies and inventory realignments at our performance clutch manufacturing facility.

•	Motor Segment. We reported a gross margin loss in the motor segment for 2001. The loss was $0.3 million compared to a gross profit of $1.8 million in 2000. The negative gross margin was primarily the result of our continued support of our start-up rotor manufacturing facility in Mexico during 2001. Additionally, as a result of softness in the domestic motor business in 2001, our domestic margin declined in 2001, since we were unable to absorb all of the fixed costs.

      Selling, Technical and Administrative Expenses. ST&A expenses decreased $0.5 million, or 2%, to $30.8 million in 2001 from $31.3 million during 2000. As a percentage of net sales, ST&A increased to 17% in 2001 from 15% in 2000. The increase in ST&A expenses as a percentage of net sales resulted primarily from sales volume reductions, continuing start-up expenditures incurred at our Mexican rotor manufacturing and Chinese friction material facilities, personnel costs associated with our long-term sales and growth initiatives and charges to settle litigation in our friction segment. We spent $3.9 million, or 2% of our net sales on product research and development compared to $3.5 million in 2000.

      Restructuring Costs. In June 2001, we announced a restructuring program to adjust our near-term business plan to reflect the current economic slowdown. This restructuring initiative included a workforce reduction at our domestic facilities and other charges. As a result of the restructuring initiative, we recorded an expense of $1.1 million in 2001. The restructuring program included a reduction of approximately 160 employees, including salary and production personnel, primarily at our domestic locations. Restructuring activities were substantially completed in the first quarter of 2002.

      Income from Operations. Income from operations decreased $15.9 million or 82% to $3.6 million in 2001 from $19.5 million in 2000. Income from operations as a percentage of net sales decreased to 2% in 2001 from 10% in 2000. The decline was primarily the result of the sales volume declines due to the economic slowdown affecting our markets, continuing support of our start-up operations, charges to settle litigation in our performance automotive segment, increased depreciation expense and the restructuring charge we took in the second quarter of 2001.

      As a result of the items discussed above, results from operations at our segments were as follows:

•	Our friction segment’s income from operations decreased $5.1 million or 44% to $6.4 million in 2001 from $11.5 million in 2000,

•	Income from operations at the precision components segment was $0.3 million in 2001, a decrease of $8.1 million or 96% compared to $8.4 million in 2000,

•	The performance automotive segment reported income from operations of $0.3 million, a decrease of $0.6 million in 2001 compared to 2000, and

•	The loss from operations in the motor segment increased to $3.4 million in 2001 from $1.3 million in 2000.

      Other Expense. Other expense was $0.5 million in 2001, the same as reported in 2000. The expense in 2001 primarily reflected the fair value of our interest rate swap agreement and foreign currency transaction losses we incurred primarily through our Italian facility.

      Interest Expense. Interest expense increased $0.5 million, or 6%, to $9.5 million in 2001 from $9.0 million in 2000. The increase is primarily attributable to increased borrowings by us during the year partially offset by lower interest rates.

      Income Taxes. The provision for income taxes decreased $6.2 million to a benefit of $1.9 million in 2001 from a tax expense of $4.4 million in 2000 primarily because of the losses incurred in 2001. Our effective tax benefit for the year ended is 30% compared to a tax provision of 43% in 2000. The primary factors affecting our effective tax rate in 2001 are nondeductible goodwill amortization and required state and local tax provisions. An analysis of changes in our income taxes and our effective tax rate is contained in “Note J — Income Taxes” in the accompanying consolidated financial statements beginning on page 27 of this Form 10-K.

      Net (Loss) Income. As a result of the factors noted above, we reported a net loss of $4.3 million in 2001, compared to net income of $5.8 million in 2000.

Liquidity and Capital Resources

      Our primary financing requirements are (1) for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product development, (2) for funding our day-to-day working capital requirements and (3) to pay interest on, and to repay principal of, our indebtedness. Hawk’s primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under our bank credit facility.

      In October 2002, we entered into a new senior secured credit facility (the Bank Facility). The Bank Facility, which is available for general corporate purposes, has a maximum commitment of $53.0 million, including a letter of credit facility of up to $5.0 million, comprised of a $50.0 million revolving credit component and a $3.0 million capital expenditure loan component. The capital expenditure loan component, available to us after December 31, 2002, may be used to finance 80% of the cost of new equipment purchased after October 18, 2002. At the end of each calendar year, beginning with the year ending December 31, 2003, the principal amount of all loans under the capital expenditure facility borrowed during the applicable calendar year will begin to amortize on a seven year, straight-line basis. The remaining unamortized principal balance under the capital expenditure loan facility is due and payable on the final maturity date of the Bank Facility.

      The Bank Facility is collateralized by a security interest in the accounts receivable, inventory, equipment and real estate and other assets of Hawk and our domestic subsidiaries, and we have pledged the stock of all of our domestic subsidiaries and up to 65% of the stock of certain of our foreign subsidiaries as collateral. Restrictive terms of the Bank Facility require that we maintain specified financial ratios including leverage and fixed charge ratios, and comply with other loan covenants. The interest rates on the Bank Facility range from 225 to 375 basis points over the London Interbank Offered Rates, or alternatively, 0 to 100 basis points over the prime rate. The Bank Facility matures 120 days prior to the maturity of the Senior Notes in 2006. The Bank Facility replaced the Term Loan and Revolving Credit Facility. As of December 31, 2002, $36.3 million was outstanding under the Bank Facility and we had approximately $5.5 million available for future borrowings.

      Emerging Issues Task Force (EITF) Issue No. 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement”, we are required to classify all of our outstanding debt under the Bank Facility as a current liability. However, it is our intention to manage the bank credit facility as long-term debt with a final maturity date in 2006, as provided for in the agreement that we signed. We expect the long-term availability under the revolving credit portion of the Bank Facility to be $50.0 million for the next twelve month period, subject to the borrowing base.

      In October 2002, we exchanged $64.4 million of our $65.0 million, 10 1/4% Senior Notes due December 1, 2003 (Old Senior Notes), for 12% Senior Notes due December 1, 2006 (Senior Notes). The Senior Notes were issued on October 23, 2002. The remaining principal of the Old Senior Notes in the amount of $0.6 million remain outstanding and will mature on December 1, 2003. In addition, the holders of the Old Senior Notes that participated in the exchange for Senior Notes received a consent payment of $25.63 for each $1,000 of Old Senior Notes held as of October 23, 2002. The consent payment which totaled $1.6 million, was issued in the form of additional Senior Notes and is payable to the holders at maturity of the Senior Notes. We incurred $1.9 million of third party costs in connection with the exchange. The Senior Notes are general unsecured senior obligations of Hawk and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. The Senior Notes accrue interest at a rate of 12% per annum on the principal amount commencing October 23, 2002. Interest payments are due December 31 and June 30. In addition, in the event that our leverage ratio exceeds 4.0 to 1.0 for the most recently ended four quarters beginning with the semi-annual period ended December 31, 2002, we will be required to pay additional PIK interest at a rate ranging from .25% to 2.00% until the next semi-annual test period. Any interest payment under this test will be made by issuing additional Senior Notes. As of December 31, 2002, the leverage ratio test will require us to issue $0.1 million of PIK interest, calculated at a rate of 1.00%, in the form of additional Senior Notes.

      We have the option to redeem the Senior Notes in whole or in part during the twelve months beginning December 1, 2002 at 105% of the aggregate principal amount thereof, beginning December 1, 2003 at 102.5% of the aggregate principal amount thereof and beginning December 1, 2004 at 100% of the aggregate principal amount thereof together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the Senior Note indenture, each holder of the notes will have the right to require us to repurchase all or any part of their notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

      The Senior Notes permit Hawk and its subsidiaries to incur additional indebtedness without limitation, provided that we continue to meet a cash flow coverage ratio. As of December 31, 2002, we did not meet the prescribed ratio. The failure to meet the ratio does not constitute a default under the Senior Note indenture. Rather, the Senior Note indenture continues to permit indebtedness subject to limitations. Our Bank Facility, which is secured by liens on all of our assets and the assets of our subsidiaries, is permitted. We do not believe that our operations will be materially impacted by the limitation on indebtedness arising under the Senior Note indenture.

      The Senior Notes prohibit the payment of cash dividends on the Company’s Class A Common Stock. The Senior Notes also contain other covenants limiting our ability to make certain restricted payments, make certain investments, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications. The Senior Notes considers non-compliance with the limitations events of default. In addition to non-payment of interest and principal amounts, the Senior Notes also considers default with respect to other indebtedness in excess of $5.0 million an event of default. In the event of a default, the principal and interest could be accelerated upon written notice by 25% or more of the holders of the notes.

      Net cash used in operating activities was $2.7 million in 2002 compared to cash provided by operating activities of $14.5 million in 2001. Cash used in our operations in 2002 was primarily attributable to the loss we incurred in 2002, an increase in our receivables, inventories, other working capital assets and the continued operating support of our foreign facilities, partially offset by non-cash charges of depreciation and amortization. Cash provided by operations in 2001 was primarily attributable to non-cash charges of depreciation and amortization partially offset by the loss we experienced in 2001. Our net working capital, exclusive of the outstanding debt under the Bank Facility, which is classified as a current liability for accounting purposes, was $46.3 million at year-end 2002 compared to $31.5 million at year-end 2001.

      We used cash in investing activities of $11.5 million in 2002 and $9.1 million in 2001 for the purchase of property, plant and equipment.

      Cash provided by financing activities was $12.8 million in 2002. The increase in 2002 was the primarily the result of our additional borrowings to support the increase in working capital assets, the support of our facilities in Mexico and China and our purchases of property, plant and equipment during the year. Our net cash used in financing activities was $6.2 million in 2001 primarily for the payment of long-term debt.

      We believe that cash flow from operating activities and borrowings under our Bank Facility will be sufficient to satisfy our working capital, capital expenditures and debt requirements and to finance our continued internal growth needs for the next twelve months.

Net Operating Loss Carrybacks

      As of December 31, 2002, we have available to us U.S. net operating loss tax carrybacks which will result in approximately $3.5 million in federal income tax refunds, which we expect to receive in the first half of 2003.

Forward-Looking Statements

      Statements that are not historical facts, including statements about our confidence in our prospects and strategies and our expectations about growth of existing markets and our ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. In addition to statements which are forward-looking by reason of context, the words “believe,” “expect,” “anticipate,” “intend,” “designed,” “goal,” “objective,” “optimistic,” “will” and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Many factors could cause our actual results to differ materially and adversely from those in the forward-looking statements, including the following:

•	our ability to continue to meet the terms of our debt and bank credit facilities which contain a number of significant financial covenants and other restrictions;

•	the effect of our debt service requirements on funds available for operations and future business opportunities and our vulnerability to adverse general economic and industry conditions and competition;

•	the continuing impact of the reduction in air travel, the bankruptcy filings by a number of major airline companies and the weak financial condition of other airlines on our aircraft brake business, including the decline in gross profit margins in this market as a result of the retirement of many older airplanes that used our product;

•	our ability to effectively utilize all of our manufacturing capacity as the industrial and commercial end-markets we serve gradually improve;

•	our ability to generate profits at our facility in Mexico, including our ability to resolve the manufacturing inefficiencies being incurred at that facility;

•	the effect of competition by manufacturers using new or different technologies;

•	the effect on our international operations of unexpected changes in regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, fluctuations in currency exchange rates, difficulty in accounts receivable collection and potentially adverse tax consequences;

•	our ability to negotiate new agreements, as they expire, with our unions representing certain of our employees, on terms favorable to us or without experiencing work stoppages;

•	the effect of any interruption in our supply of raw materials or a substantial increase in the price of any of the raw materials;

•	the continuity of business relationships with major customers; and

•	the ability of our products to meet stringent Federal Aviation Administration criteria and testing requirements.

      You must consider these risks and others that are detailed in this Form 10-K in deciding whether to invest.

Effects of Recently Issued Accounting Pronouncements

      In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as “held for sale.” SFAS 144 was effective for us in 2002. The adoption of SFAS 144 did not have a material impact on our financial results.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance of EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 will be effective in 2003. The adoption of SFAS 146 is not expected to have a material impact on our financial results.

      In December 2002, we adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (SFAS 148). SFAS 148 requires prominent disclosure regarding the method used by us to account for stock based employee compensation and the effect of the method used on reported results.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. We do not use derivative financial instruments for speculative or trading purposes.

      Interest Rate Sensitivity. At December 31, 2002, approximately 33 percent, or $36.3 million, of our debt obligations bear interest at a variable rate. Our primary interest rate risk exposure results from floating rate debt. If interest rates were to increase 100 basis points (1.0%) from December 31, 2002 rates, and assuming no changes in debt from December 31, 2002 levels, our additional annual interest expense would be approximately

$0.4 million. In October 2002, we terminated a $10.0 million notional amount interest rate swap. The cancellation did not have a material impact on earnings.

      The interest rates on our long-term debt reflect market rates and therefore, the carrying value of long-term debt approximates fair value.

      The following table presents our total contractual obligations and other commercial commitments as of December 31, 2002 (in millions):

	Total	2003		Thereafter
			2004 - 2007
Contractual cash obligations
Bank Facility	$36.3		$36.3
Senior notes	66.7	$0.6	66.1
Capital lease and other obligations	6.0	2.6	3.0	$0.4
Operating leases	8.8	2.1	5.1	1.6

Total contractual cash obligations	$117.8	$5.3	$110.5	$2.0

Other commercial commitments
Stand-by letters of credit	$1.3	$1.3

      Foreign Currency Exchange Risk. The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. We currently do not hedge our foreign currency exposure and, therefore, have not entered into any forward foreign exchange contracts to hedge foreign currency transactions. We have operations outside the United States with foreign currency denominated assets and liabilities, primarily denominated in Euro, Canadian dollars, Mexican pesos and Chinese renminbi. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. We do not expect that our unhedged foreign currency balance sheet exposure as of December 31, 2002 will result in a significant impact on our earnings or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Hawk Corporation and subsidiaries

December 31, 2002, 2001 and 2000

HAWK CORPORATION

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

Contents

Audited Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Hawk Corporation

      We have audited the accompanying consolidated balance sheets of Hawk Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawk Corporation and subsidiaries at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note B to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

Cleveland, Ohio

February 7, 2003

HAWK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	December 31

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$1,702	$3,084
Accounts receivable, less allowance of $482 in 2002 and $455 in 2001	32,761	25,773
Inventories:
Raw materials and work-in-process	20,597	19,224
Finished products	12,664	9,928

	33,261	29,152
Deferred income taxes	745	1,200
Taxes receivable	4,321	2,030
Other current assets	4,008	2,608

Total current assets	76,798	63,847
Property, plant and equipment:
Land and improvements	1,676	1,608
Buildings and improvements	19,604	18,657
Machinery and equipment	100,840	96,688
Furniture and fixtures	7,920	7,168
Construction in progress	6,385	1,450

	136,425	125,571
Less accumulated depreciation and amortization	68,533	58,208

Total property, plant and equipment	67,892	67,363
Other assets:
Goodwill	32,495	53,877
Other intangible assets	10,701	11,728
Shareholder notes	1,010	1,010
Other	4,972	5,243

Total other assets	49,178	71,858

Total assets	$193,868	$203,068

See notes to consolidated financial statements.

HAWK CORPORATION

CONSOLIDATED BALANCE SHEETS — (continued)

	December 31

	2002	2001

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,851	$13,432
Accrued compensation	4,302	5,233
Other accrued expenses	5,172	6,832
Bank Facility	36,327
Current portion of long-term debt	3,103	6,862

Total current liabilities	66,755	32,359
Long-term liabilities:
Long-term debt	69,523	90,957
Deferred income taxes	6,233	10,978
Other	6,523	2,337

Total long-term liabilities	82,279	104,272
Shareholders’ equity:
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; and 8,556,764 and 8,552,920 outstanding in 2002 and 2001, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding
Additional paid-in capital	54,616	54,626
Retained earnings	1,228	19,623
Accumulated other comprehensive loss	(6,436)	(3,201)
Treasury stock, at cost, 630,986 and 634,830 shares in 2002 and 2001, respectively	(4,667)	(4,704)

Total shareholders’ equity	44,834	66,437

Total liabilities and shareholders’ equity	$193,868	$203,068

See notes to consolidated financial statements.

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

	Year ended December 31

	2002	2001	2000

Net sales	$197,286	$184,388	$202,329
Cost of sales	153,582	144,409	147,387

Gross profit	43,704	39,979	54,942
Operating expenses:
Selling, technical and administrative expenses	32,568	30,804	31,318
Restructuring costs		1,055
Amortization of intangibles	1,379	4,548	4,161

Total operating expenses	33,947	36,407	35,479

Income from operations	9,757	3,572	19,463
Interest expense	(9,754)	(9,469)	(9,016)
Interest income	118	233	218
Exchange offer costs	(1,928)
Other expense, net	(734)	(530)	(535)

(Loss) income before income taxes	(2,541)	(6,194)	10,130
Income tax (benefit) provision	(1,496)	(1,858)	4,360

Net (loss) income before cumulative effect of change in accounting principle	(1,045)	(4,336)	5,770
Cumulative effect of change in accounting principle, net of tax of $4,252	(17,200)

Net (loss) income	$(18,245)	$(4,336)	$5,770

(Loss) earnings per share:
Basic (loss) earnings per share:
(Loss) earnings before cumulative effect of change in accounting principle	$(.14)	$(.52)	$.66
Cumulative effect of change in accounting principle	(2.01)

Net (loss) earnings per basic share	$(2.15)	$(.52)	$.66

Diluted (loss) earnings per share:
(Loss) earnings before cumulative effect of change in accounting principle	$(.14)	$(.52)	$.66
Cumulative effect of change in accounting principle	(2.01)

Net (loss) earnings per diluted share	$(2.15)	$(.52)	$.66

See notes to consolidated financial statements.

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

					Accumulated Other
					Comprehensive Loss

			Additional		Foreign	Minimum
	Preferred	Common	Paid-in	Retained	Currency	Pension	Treasury
	Stock	Stock	Capital	Earnings	Translation	Liability	Stock	Total

Balance at January 1, 2000	$1	$92	$54,645	$18,491	$(1,949)		$(4,791)	$66,489
Net income				5,770				5,770
Other comprehensive income (loss):
Minimum pension liability (net of tax)						(83)		(83)
Foreign currency translation					(377)			(377)

Total comprehensive income								5,310
Preferred stock dividends				(152)				(152)
Issuance of common stock from treasury as compensation			(14)				56	42

Balance at December 31, 2000	1	92	54,631	24,109	(2,326)	(83)	(4,735)	71,689
Net loss				(4,336)				(4,336)
Other comprehensive loss:
Minimum pension liability (net of tax)						(495)		(495)
Foreign currency translation					(297)			(297)

Total comprehensive loss								(5,128)
Preferred stock dividends				(150)				(150)
Issuance of common stock from treasury as compensation			(5)				31	26

Balance at December 31, 2001	1	92	54,626	19,623	(2,623)	(578)	(4,704)	66,437
Net loss				(18,245)				(18,245)
Other comprehensive income (loss):
Minimum pension liability (net of tax)						(3,901)		(3,901)
Foreign currency translation					666			666

Total comprehensive loss								(21,480)
Preferred stock dividends				(150)				(150)
Issuance of common stock from treasury as compensation			(10)				37	27

Balance at December 31, 2002	$1	$92	$54,616	$1,228	$(1,957)	$(4,479)	$(4,667)	$44,834

See notes to consolidated financial statements.

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year ended December 31

	2002	2001	2000

Cash flows from operating activities
Net (loss) income	$(18,245)	$(4,336)	$5,770
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax	17,200
Depreciation and amortization	12,373	15,929	14,976
Deferred income taxes	2,394	(637)	1,650
Loss on fixed assets	47	399	216
Changes in operating assets and liabilities, net of acquired assets:
Accounts receivable	(6,027)	3,495	590
Inventories	(3,292)	2,453	(3,622)
Other assets	(5,105)	(3,156)	57
Accounts payable	3,941	2,006	(205)
Other liabilities and other	(6,025)	(1,683)	2,132

Net cash (used in) provided by operating activities	(2,739)	14,470	21,564
Cash flows from investing activities
Purchases of property, plant and equipment	(11,457)	(9,096)	(10,489)
Business acquisitions			(6,510)
Proceeds from sale of assets			69

Net cash used in investing activities	(11,457)	(9,096)	(16,930)
Cash flows from financing activities
Proceeds from long-term debt	54,023	40,457	30,217
Payments on long-term debt	(47,615)	(46,520)	(33,886)
Payments on short-term debt			(808)
Pay off of Term Loan and Revolving Credit Facility	(29,784)
Proceeds from Bank Facility	52,165
Payments on Bank Facility	(15,838)
Payments of preferred stock dividends	(150)	(150)	(152)

Net cash provided by (used in) financing activities	12,801	(6,213)	(4,629)
Effect of exchange rate changes on cash	13	(87)	12

Net (decrease) increase in cash and cash equivalents	(1,382)	(926)	17
Cash and cash equivalents at beginning of year	3,084	4,010	3,993

Cash and cash equivalents at end of year	$1,702	$3,084	$4,010

Supplemental cash flow information
Cash payments for interest	$9,975	$8,940	$9,045

Cash (refunds) payments for income taxes, net	$(2,371)	$871	$3,685

Noncash investing and financing activities:
Equipment purchased with capital leases and notes payable	$653	$422	$24

Issuance of common stock from treasury	$27	$26	$42

Issuance of consent payments in the form of Senior Notes	$1,642

See notes to consolidated financial statements.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001 and 2000

(In Thousands, Except Share Data)

A. Basis of Presentation

      Hawk Corporation (the Company) designs, engineers, manufactures and markets specialized components used in a wide variety of aerospace, industrial and commercial applications.

      The consolidated financial statements of the Company include its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the accompanying financial statements.

      Certain amounts have been reclassified in prior periods to conform to the 2002 presentation.

B. Significant Accounting Policies

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

      The Company considers investments in highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.

Inventories

      Inventories are stated at the lower of cost or market. Cost includes materials, labor and overhead and is determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost and include expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. The Company uses the straight-line and double declining methods of depreciation for financial reporting purposes. Buildings and improvements are depreciated over periods ranging from 15 to 33 years. Machinery and equipment are depreciated over periods ranging from 4 to 12 years. Furniture and fixtures are depreciated over periods ranging from 3 to 10 years. Accelerated methods of depreciation are used for federal income tax purposes. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Statement of Operations. The Company’s depreciation expense was $10,994 in 2002, $11,381 in 2001 and $10,815 in 2000.

Intangible Assets

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142 “Goodwill and Other Intangible Assets” (SFAS 142). This statement eliminated the requirement to amortize goodwill and indefinite-lived intangibles for 2002 and future years. The Company adopted SFAS 142 as of January 1, 2002. The pro forma effect of applying the non-amortization provisions of SFAS 142 for the year ended December 31, 2001 and 2000 would have been to decrease amortization expense by approximately $3,180 and $2,810, respectively, and would have resulted in basic and diluted (loss) earnings per share of $(.23) and $.92, in each respective year.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      Upon adoption of SFAS 142 the Company changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization methodology to an impairment-only methodology. SFAS 142 provided for a six month transitional period, from the effective date of adoption, for the Company to perform an initial assessment of whether goodwill was impaired. The Company performed the assessment during the second quarter of 2002, by comparing the fair value of each of its reporting units, to their respective carrying values. The Company, with the assistance of independent valuation experts, concluded that certain of its goodwill was impaired at January 1, 2002 by $21,452 ($17,200 after tax) or $2.01 per basic and diluted share and was reflected as a cumulative effect of change in accounting principle. The fair value of goodwill was estimated using a combination of a discounted cash flow valuation model, incorporating a discount rate commensurate with the risks involved for each reporting unit and a market approach of guideline companies and similar transactions. The impairment resulted from the carrying value exceeding the fair value of certain reporting units. This was due primarily to a shortfall in sales from levels anticipated at the time of the respective acquisitions and other costs associated with the Company’s global expansion initiatives.

      SFAS 142 requires a review at least annually of the carrying value of indefinite-lived assets and goodwill. The Company performed the annual impairment test as of October 31, 2002 and concluded the fair value of the reporting units exceeded their respective carrying values.

Insurance

      The Company uses a combination of insurance and self-insurance for a number of risks including property, general liability, directors’ and officers’ liability, workers’ compensation, vehicle liability and employee-related health care benefits. Liabilities associated with the risks that are retained are estimated by considering various historical trends and forward looking assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

Contingencies

      The Company’s treatment of contingent liabilities in the financial statements is based on the expected outcome of the applicable contingency. In the ordinary course of business the Company consults with legal counsel on matters related to litigation and other experts both within and outside of the Company. The Company will accrue a liability if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable. The Company will not accrue a liability if either the likelihood of an adverse outcome is only reasonably possible or an estimate is not determinable.

Foreign Currency

      The Company’s primary functional currency is the U.S. Dollar. Assets and liabilities of the Company denominated in foreign currencies are translated into U.S. dollars at the balance sheet date, while revenues and expenses are translated at weighted average exchange rates. Gains and losses from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation are included in accumulated other comprehensive loss, a component of shareholders’ equity.

Revenue Recognition

      Revenue from the sale of the Company’s products is recognized upon shipment to the customer and when title has transferred. Substantially all of the Company’s revenues are derived from fixed price purchase orders. Costs and related expenses to manufacture the products are recorded as costs of sales when the related revenue is recognized. The Company establishes bad debt reserves based on historical experience and believes that the collection of revenues, net of the bad debt reserves, is reasonably assured.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Significant Concentrations

      The Company provides credit, in the normal course of its business, to original equipment and aftermarket manufacturers. The Company’s customers are not concentrated in any specific geographic region. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations.

Product Research and Development

      Product research and development costs are expensed as incurred. The Company’s expenditures for product research and development and engineering were approximately $3,470 in 2002, $3,893 in 2001 and $3,533 in 2000.

Income Taxes

      The Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities in the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted tax laws and rates for differences between the tax and financial reporting basis of assets and liabilities.

Stock Compensation

      In accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue applying the provisions of Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date. The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123:

	Year ended December 31

	2002	2001	2000

Net (loss) income as reported	$(18,245)	$(4,336)	$5,770
Employee stock-based compensation expense determined under fair value based methods, net of tax	1,020	822	795

Pro forma net (loss) income	$(19,265)	$(5,158)	$4,975

(Loss) earnings per share (basic and diluted):
As reported	$(2.15)	$(.52)	$.66
Pro forma	$(2.27)	$(.62)	$.58

      The fair value of the options granted used to compute pro forma net (loss) income and (loss) earnings per share is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31

	2002	2001	2000

Dividend yield	0%	0%	0%
Expected volatility	66.5%	58.4%	57.8%
Risk free interest rate	4.00%	5.00%	5.25%
Expected average holding period	7.5 years	7 years	7 years

      In December 2002, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” (SFAS 148). SFAS 148 requires prominent disclosure

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

regarding the method used by the Company to account for stock-based employee compensation and the effect of the method used on reported results.

Fair Value of Financial Instruments

      The Company’s financial instruments include cash and cash equivalents, short-term trade receivables, long-term notes receivable, notes payable and debentures. For short-term instruments, the historical carrying value is a reasonable estimate of fair value. Fair values for long-term financial instruments that are not readily marketable are estimated based upon the discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes that the fair market values of the Company’s financial instruments are not materially different from their respective carrying values as of December 31, 2002.

Recently Issued Accounting Pronouncements

      In October 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121), however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be “held and used.” In addition, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as “held and used” until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as “held for sale.” SFAS 144 was effective for the Company in 2002. The adoption of SFAS 144 did not have a material impact on the Company’s financial results.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities” (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance of Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 will be effective for the Company in 2003. The adoption of SFAS 146 is not expected to have a material impact on the Company’s financial results.

C. Business Acquisitions and Restructuring

      In November 2000, the Company acquired all of the outstanding stock of Tex Racing Enterprises, Inc. (Tex Racing) for $6,030 in cash and a $1,500 note payable to the selling shareholder. The purchase price also includes future contingent payments based on earnings. The Company does not anticipate these contingent payments to be material. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of the net assets acquired of $4,700 was being amortized over 15 years, prior to the adoption of SFAS 142. The results of operations of Tex Racing are included in the Company’s consolidated statements of operations since the date of acquisition.

      In December 2000, the Company acquired a majority of Net Shape Technologies LLC (Net Shape) membership interests for $480 in cash. The acquisition was accounted for as a purchase. The excess of the purchase price over the estimated fair value of net assets acquired in the amount of $742 was being amortized over 10 years, prior to the adoption of SFAS 142. In February 2002, the Company acquired the remaining interest in Net Shape. The results of operations of Net Shape are included in the Company’s consolidated statements of operations since the dates of acquisition.

      In June 2001, the Company announced a restructuring program to adjust their near-term business plan to reflect the current economic slowdown. This restructuring initiative included a workforce reduction at the domestic facilities and other charges. As a result of the restructuring initiative, an expense of $1,055 was recorded

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

in 2001. The restructuring program included a reduction of approximately 160 employees, including salary and production personnel. All activities under the Company’s restructuring program were substantially completed during the first quarter of 2002.

D. Intangible Assets

      The components of net goodwill and other intangible assets are as follows:

	December 31,

	2002	2001

Net goodwill, beginning of the period	$53,877	$56,629
Additions	70	428
Amortization		3,180
Impairment	21,452

Net goodwill, end of the period	$32,495	$53,877

	December 31, 2002			December 31, 2001

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Product certifications	$20,820	$10,264	$10,556	$20,820	9,544	$11,276
Other intangible assets	2,719	2,574	145	3,013	2,561	452

Intangible assets subject to amortization	$23,539	$12,838	$10,701	$23,833	$12,105	$11,728

      The Company estimates its amortization expense for its finite-lived intangible assets for each of the next five years to be $732.

      Product certifications were acquired and valued based on the acquired company’s position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

      A summary of the Company’s net goodwill at December 31, 2002 and 2001 by reportable operating segment is as follows:

	December 31

	2002	2001

Precision components	$28,109	$28,039
Friction products		11,100
Performance automotive	4,386	8,392
Motor		6,346

Total	$32,495	$53,877

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

E. Financing Arrangements

	December 31

	2002	2001

Old Senior Notes	$583	$65,000
Senior Notes	66,059
Term Loan		17,500
Revolving Credit Facility		8,337
Bank Facility	36,327
Other	5,984	6,982

	108,953	97,819
Less current portion	39,430	6,862

	$69,523	$90,957

      In October 2002, the Company entered into a new senior secured credit facility (the Bank Facility). The Bank Facility has a maximum commitment of $53,000, including a letter of credit facility of up to $5,000, comprised of a $50,000 revolving credit component and a $3,000 capital expenditure loan component. The capital expenditure loan component, available to the Company after December 31, 2002, may be used to finance 80% of the cost of new equipment purchased after October 18, 2002. The Bank Facility matures 120 days prior to the maturity of the Senior Notes (described below) in 2006. The Bank Facility replaced the Term Loan and Revolving Credit Facility. As of December 31, 2002, $36,327 was outstanding under the Bank Facility.

      The Bank Facility is collateralized by a security interest in the accounts receivable, inventory, equipment and real estate and other assets of the Company and its domestic subsidiaries. The Company has also pledged the stock of all of its domestic subsidiaries and up to 65% of the stock of certain of its foreign subsidiaries as collateral. Restrictive terms of the Bank Facility require that the Company maintain specified financial ratios including leverage and fixed charge ratios, and comply with other loan covenants. The interest rates on the Bank Facility range from 225 to 375 basis points over the London Interbank Offered Rates (“LIBOR”), or alternatively, 0 to 100 basis points over the prime rate. At December 31, 2002, the average interest rate on the borrowings outstanding under the Bank Facility was 4.4%. The Company is required to pay a commitment fee equal to 0.375% per annum on the unused amount of the Bank Facility, payable quarterly, in arrears. As of December 31, 2002, the Company had approximately $5,500 available for future borrowings, as determined under the borrowing base formula. Additionally, as of December 31, 2002, the Company was in compliance with all of the loan covenants under the Bank Facility.

      The revolving credit component of the Bank Facility is subject to a borrowing base formula. The borrowing base formula is comprised of the Company’s domestic accounts receivable, domestic inventory and the Company’s domestic real estate, machinery and equipment. The components of the borrowing base under the Bank Facility are as follows:

•	85% of eligible accounts receivable, plus;

•	65% of the cost of eligible inventory, excluding work-in-process, plus 25% of the cost of eligible work-in-process (limited to $4.0 million), plus;

•	$13,000 — The availability under this component of the borrowing base will reduce on a 7 year straight-line amortization basis beginning March 31, 2003. Any reductions in the availability under this component of the borrowing base may be reborrowed, subject to availability, under the receivable and inventory components of the borrowing base.

      Borrowings under the capital expenditure loan component of the Bank Facility are available to the Company in the following increments: a) up to $2,000 through December 31, 2003, beginning January 1, 2003 and, b) up to

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

$1,000 thereafter. At the end of each borrowing period, the principal amount of all borrowings under the capital expenditure loan component borrowed during the applicable borrowing period will begin to amortize monthly over a seven year, straight-line basis. Any remaining unamortized principal balance under the capital expenditure loan component is due and payable on the final maturity date of the Bank Facility.

      Pursuant to the guidance of EITF No. 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” the Company is required to classify all of its outstanding debt under the Bank Facility as a current liability. However, it is the intention of the Company to manage the bank credit facility as long-term debt with a final maturity date in 2006. The Company expects the long-term availability under the revolving credit portion of the bank credit facility to be $50,000 for the next twelve month period, subject to the borrowing base.

      In October 2002, the Company exchanged $64,417 of its $65,000, 10 1/4% Senior Notes due December 1, 2003 (Old Senior Notes), for 12% Senior Notes due December 1, 2006 (Senior Notes). The Senior Notes were issued on October 23, 2002. The remaining outstanding principal of the Old Senior Notes in the amount of $583 will mature on December 1, 2003. In addition, the holders of the Old Senior Notes that participated in the exchange for Senior Notes received a consent payment of $25.63 for each $1,000 of Old Senior Notes held as of October 23, 2002. The consent payment, which totaled $1,642, was issued in the form of additional Senior Notes and is payable to the holders at maturity. The Company incurred $1,928 of third party costs in connection with the exchange. The Senior Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly owned subsidiaries of the Company. The Senior Notes accrue interest at a rate of 12% per annum on the principal amount commencing October 23, 2002. Interest payments are due December 31 and June 30. In addition, in the event that the Company’s leverage ratio exceeds 4.0 to 1.0 for the most recently ended four quarters beginning with the semi-annual period ended December 31, 2002, the Company will be required to pay additional payment in kind (PIK) interest at a rate ranging from .25% to 2.00% until the next semi-annual test period. Any interest payment under this test will be made by issuing additional Senior Notes. As of December 31, 2002, the leverage ratio test will require the Company to issue $124 of PIK interest, calculated at a rate of 1.00%, in the form of additional Senior Notes.

      The Company has the option to redeem the Senior Notes in whole or in part during the twelve months beginning December 1, 2002 at 105% of the aggregate principal amount thereof, beginning December 1, 2003 at 102.5% of the aggregate principal amount thereof and beginning December 1, 2004 at 100% of the aggregate principal amount thereof together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the Senior Note indenture, each holder of the notes will have the right to require the Company to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

      The Senior Notes permit the Company and its subsidiaries to incur additional indebtedness without limitation, provided that it continues to meet a cash flow coverage ratio. As of December 31, 2002, the Company did not meet the prescribed ratio. The failure to meet the ratio does not constitute a default under the Senior Note indenture. Rather, the Senior Note indenture continues to permit certain other types of indebtedness subject to certain limitations. The Company’s Bank Facility, which is secured by liens on all of the assets and the assets of the subsidiaries, is permitted. The Company does not believe that its operations will be materially impacted by the limitation on indebtedness arising under the Senior Note indenture.

      The Senior Notes prohibit the payment of cash dividends on the Company’s Class A Common Stock. The Senior Notes also contain other covenants limiting the Company’s ability and its subsidiaries to, among other things, make certain other restricted payments, make certain investments, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications. The Senior Notes considers non-compliance

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

with the limitations events of default. In addition to non-payment of interest and principal amounts, the Senior Notes also considers default with respect to other indebtedness in excess of $5,000 an event of default. In the event of a default, the principal and interest could be accelerated upon written notice by 25% or more of the holders of the notes.

      The Company has issued stand-by Letters of Credit totaling $1,284. There are no balances outstanding at December 31, 2002.

      Aggregate principal payments due on long-term debt exclusive of the Bank Facility, which matures in 2006, as of December 31, 2002 are as follows: 2003 — $3,103; 2004 — $1,708; 2005 — $1,160; 2006 — $66,184; 2007 — $54; and thereafter — $417.

F. Shareholders’ Equity

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

G. Employee Stock Option Plan

      The Company grants stock options to certain employees under various plans, to purchase shares of Class A common stock. During 2002, 2001 and 2000, the Company granted stock options to purchase an aggregate of 53,418, 701,594 and 328,878 shares, respectively, at exercise prices representing the closing market price of the Company’s common stock at the date of grant. The options vest ratably over specific defined periods. Canceled options are available for future issuance under the provisions of the stock option plans.

      The following table summarizes the stock option activity for the years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	1,324,646	$6.73	766,267	$10.51	472,600	$13.78
Granted	53,418	4.89	701,594	3.64	328,878	6.11
Exercised
Canceled	(160,335)	6.81	(143,215)	10.45	(35,211)	13.16

Options outstanding at end of year	1,217,729	$6.62	1,324,646	$6.73	766,267	$10.51

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Exercisable at the end of the year	636,632	$7.69	242,169	$12.36	159,300	$14.91
Weighted average fair value of options granted during the year		$4.34		$2.56		$4.00
Shares available for future grant	182,271		75,354		633,733

      Exercise prices for options outstanding as of December 31, 2002 ranged from $3.40 to $18.70. A summary of the options by range of exercise prices is as follows:

	Outstanding			Exercisable

			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
Range of		Exercise	Contractual		Exercise
Exercise Price	Options	Price	Life (years)	Options	Price

$3.40 to $3.50	366,622	$3.40	8.6	187,273	$3.40
$3.51 to $5.00	285,177	$3.85	8.7	133,982	$3.82
$5.01 to $8.00	328,270	$6.13	7.5	131,557	$6.30
$8.01 to $18.70	237,660	$15.58	4.9	183,820	$15.90

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

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      The components of the defined benefit pension plans are as follows:

	December 31

	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$17,528	$15,003
Service cost	732	550
Interest cost	1,292	1,148
Actuarial losses	406	1,609
Plan amendments	152	—
Foreign currency exchange rate charges	11	(41)
Benefits paid	(853)	(741)

Benefit obligation at end of year	$19,268	$17,528

Change in plan assets:
Fair value of plan assets at beginning of year	$19,399	$19,449
Actual return on plan assets	(5,371)	(190)
Foreign currency exchange rate charges	17	(67)
Company contributions	978	948
Benefits paid	(853)	(741)

Fair value of plan assets at end of year	$14,170	$19,399

Funded status of the plans	$(5,098)	$1,871
Unrecognized net actuarial losses	9,002	1,484
Unrecognized prior service cost	572	500

Net prepaid benefit cost	$4,476	$3,855

Amounts recognized in the balance sheet consist of the following:
Prepaid benefit cost	$604	$2,818
Accrued benefit liability	(4,069)	(363)
Intangible asset	659	454
Cumulative other comprehensive loss	7,282	946

Net amount recognized	$4,476	$3,855

      Amounts applicable to the Company’s underfunded pension plans at December 31, 2002 and 2001 are as follows:

	December 31

	2002	2001

Projected benefit obligation	$18,522	$4,877
Accumulated benefit obligation	17,333	4,877
Fair value of plan assets	13,264	4,120
Amounts recognized as accrued benefit liabilities	4,069	363
Amounts recognized as intangible asset	659	454

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31

	2002	2001	2000

Components of net periodic pension cost:
Service cost	$732	$550	$508
Interest cost	1,292	1,148	1,019
Expected return on plan assets	(1,798)	(1,585)	(1,455)
Amortization of prior service cost	80	76	67
Recognized net actuarial loss (gain)	60	10	(26)

	$366	$199	$113

      The plans’ assets are primarily invested in fixed income and equity securities. In addition, one of the Company’s defined benefit plans also contains investments in the Company’s stock. As of December 31, 2002 60,000 shares of the Company’s stock were held by a defined benefit plan at a cost of $717. The market value of such investment as of December 31, 2002, was $139.

      The following assumptions were used in accounting for the defined benefit plans:

	2002	2001	2000

Used to compute the projected benefit obligation as of December 31:
Weighted average discount rate	6.75%	7.25%	7.50%
Annual salary increase	3.00%	3.00%	3.00%
Weighted average expected long-term rate of return on plan assets for the year ended December 31	8.60%	9.00%	9.50%

      The Company also sponsors several defined contribution plans which provide voluntary employee contributions and, in certain plans, matching and discretionary employer contributions. Expenses associated with these plans were approximately $241 in 2002, $581 in 2001 and $1,444 in 2000. In 2002 and 2001, the Company made no discretionary employer contributions.

I. Lease Obligations

      The Company has capital lease commitments for buildings and equipment. Future minimum annual rentals are: 2003 — $246; 2004 — $221; 2005 — $163; 2006 — $37; 2007 — $0; and thereafter — $0. Amount representing interest is $78. Total capital lease obligations are included in other long-term debt. Amortization of assets recorded under capital leases is included with depreciation expense.

      The Company leases certain office and warehouse facilities and equipment under operating leases. Rental expense was approximately $2,223 in 2002, $2,131 in 2001 and $1,828 in 2000. Future noncancelable minimum lease commitments under these agreements that have an original or existing term in excess of one year as of December 31, 2002 are as follows: 2003 — $2,133; 2004 — $2,028; 2005 — $1,550; 2006 — $940; 2007 — $513; and thereafter — $1,624.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

J. Income Taxes

      The (benefit) provision for income taxes consists of the following:

	Year ended December 31

	2002	2001	2000

Current:
Federal	$(4,333)	$(2,792)	$2,020
State and local	(134)	(26)	171
Foreign	574	297	527

	(3,893)	(2,521)	2,718
Deferred:
Federal	2,333	1,118	1,468
State and local	18	62	119
Foreign	46	(517)	55

	2,397	663	1,642

Total income tax (benefit) provision	$(1,496)	$(1,858)	$4,360

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2002	2001

Deferred tax assets:
Accrued vacation	$555	$529
Other accruals	3,350	836
Foreign net operating loss carryforwards	352	496
Book over tax goodwill amortization	2,161
Inventory	527	472

Total deferred tax assets	6,945	2,333
Deferred tax liabilities:
Tax over book depreciation	9,409	8,047
Tax over book intangibles amortization	1,708	2,295
Tax over book goodwill amortization		1,039
Employee benefits		373
Foreign leased property	340	349
Debt financing costs	746
Other	230	8

Total deferred tax liabilities	12,433	12,111

Net deferred tax liabilities	$5,488	$9,778

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      The (benefit) provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows:

	December 31

	2002	2001	2000

Income tax (benefit) expense at federal statutory rate	(35.0)%	(35.0)%	35.0%
State and local tax, net of federal tax benefit	(3.0)	0.4	1.8
Nondeductible goodwill amortization		5.3	3.3
Nondeductible intangible amortization	2.0	.9	.6
Adjustment to worldwide tax accrual and other	(36.3)	(4.4)	(1.2)
Taxes on foreign income which differs from United States statutory rate	9.9	6.8	2.8
Other	3.5	(4.0)	0.7

Provision for income taxes	(58.9)%	(30.0)%	43.0%

      The adjustment to worldwide tax accrual and other component of the income tax rate reconciliation includes adjustments to tax accruals due to the expiration of various statutes of limitations. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $7,053 at December 31, 2002. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. The Company cannot determine in any practical manner the amount of income tax liability that would result if such earnings would be repatriated. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, which may be offset by foreign tax credits, and withholding taxes payable to various foreign countries.

      The Company is expecting to receive federal tax refunds in the amount of approximately $3,500 in the first half of 2003 as a result of the utilization of tax loss carrybacks.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

K. (Loss) Earnings Per Share

      Basic and diluted (loss) earnings per share are computed as follows:

	Year ended December 31

	2002	2001	2000

Net (loss) income before cumulative effect of change in accounting principle	$(1,045)	$(4,336)	$5,770
Less: Preferred stock dividends	150	150	152

Net (loss) income before cumulative effect of change in accounting principle available to common shareholders	$(1,195)	$(4,486)	$5,618

Net (loss) income	$(18,245)	$(4,336)	$5,770
Less: Preferred stock dividends	150	150	152

Net (loss) income available to common shareholders	$(18,395)	$(4,486)	$5,618

Weighted average shares (in thousands):
Basic weighted average shares	8,557	8,552	8,548

Diluted:
Basic from above	8,557	8,552	8,548
Effect of stock options	—	—	21

Diluted weighted average shares	8,557	8,552	8,569

Loss (earnings) per share:
Basic (loss) earnings before cumulative effect of change in accounting principle	$(.14)	$(.52)	$.66
Cumulative effect of change in accounting principle	$(2.01)

Net (loss) income per basic share	$(2.15)	$(.52)	$.66

Diluted (loss) earnings before cumulative effect of change in accounting principle	$(.14)	$(.52)	$.66
Cumulative effect of change in accounting principle	$(2.01)

Net (loss) income per diluted share	$(2.15)	$(.52)	$.66

      Stock options outstanding were not included in the computation of diluted earnings per share for 2002 and 2001, since it would have resulted in an anti-dilutive effect.

L. Related Parties

      In July 1995, certain shareholders of the Company issued interest-bearing notes to the Company in the amount of $2,000, enabling them to repay certain indebtedness incurred by them with respect to an acquisition. The notes are due and payable on December 31, 2005 and bear interest at the prime rate. The balance outstanding at December 31, 2002 and 2001 is $1,010.

M. Business Segments

      The Company operates in four primary business segments: friction products, precision components, performance automotive and motors. The Company’s reportable segments are strategic business units that offer

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

different products and services. They are managed separately based on fundamental differences in their operations.

      The friction products segment engineers, manufactures and markets specialized components, used in a variety of aerospace, industrial and commercial applications. The Company, through this segment, is a worldwide supplier of friction components for brakes, clutches and transmissions.

      The precision components segment engineers, manufactures and markets specialized powder metal components, used primarily in industrial applications. The Company, through this segment, targets four areas of the powder metal component marketplace: high precision components that are used in fluid power applications, large structural powder metal parts used in construction, agricultural and truck applications, smaller high-volume parts and metal injected molded parts for a variety of industries.

      The performance automotive segment engineers, manufactures and markets high performance friction material for use in racing car brakes in addition to premium branded clutch and drive train components. The Company, through this segment, targets leading teams in the NASCAR racing series, as well as high-performance street vehicles and other road race and oval track competition cars.

      The motor segment engineers, manufactures and markets die-cast aluminum rotors for use in subfractional electric motors. The Company, through this segment, targets a wide variety of application such as appliances, business equipment, pumps and fans.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      The information by segment is as follows:

	Year ended December 31(1)

	2002	2001	2000

Net sales to external customers:
Friction products	$106,134	$104,127	$116,267
Precision components	65,810	58,272	72,019
Performance automotive	12,627	12,967	5,612
Motor	12,715	9,022	8,431

Consolidated	$197,286	$184,388	$202,329

Depreciation and amortization:(2)
Friction products	$7,781	$9,276	$9,297
Precision components	3,545	4,886	4,525
Performance automotive	200	742	386
Motor	847	1,025	768

Consolidated	$12,373	$15,929	$14,976

Gross profit (loss):
Friction products	$25,403	$24,899	$30,901
Precision components	14,589	11,495	19,360
Performance automotive	3,711	3,854	2,856
Motor	1	(269)	1,825

Consolidated	$43,704	$39,979	$54,942

Income (loss) from operations:(2)
Friction products	$7,509	$6,386	$11,403
Precision components	4,092	312	8,419
Performance automotive	907	285	907
Motor	(2,751)	(3,411)	(1,266)

Consolidated	$9,757	$3,572	$19,463

Capital expenditures: (including capital leases):
Friction products	$5,742	$5,000	$3,888
Precision components	3,486	2,882	4,416
Performance automotive	521	171	230
Motor	1,708	1,043	1,955

Consolidated	$11,457	$9,096	$10,489

	December 31

	2002	2001

Total assets:
Friction products	$95,984	$103,451
Precision components	74,558	69,002
Performance automotive	10,862	14,633
Motor	12,464	15,982

Consolidated	$193,868	$203,068

(1)	An operating unit formerly associated with the Company’s performance automotive segment was reclassified as of January 1, 2002 to the Company’s friction products segment as a result of changes in the internal operating responsibility of that unit. All prior periods have been reclassified to reflect this change.

(2)	In accordance with the non-amortization provisions of SFAS 142 (see Note B), the Company eliminated the amortization of goodwill in 2002.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table illustrates the pro forma effect by operating segment, on depreciation and amortization, and income (loss) from operations had the Company applied the non-amortization provisions of SFAS 142 for the years ended December 31, 2001 and 2000:

	December 31

	2001	2001

Pro forma depreciation and amortization:
Friction products	$8,124	$8,145
Precision components	3,698	3,346
Performance automotive	154	159
Motor	773	516

Consolidated	$12,749	$12,166

Pro forma income (loss) from operations:
Friction products	$7,538	$12,555
Precision components	1,500	9,598
Performance automotive	873	1,134
Motor	(3,159)	(1,014)

Consolidated	$6,752	$22,273

      Geographic information for the years ended December 31, 2002, 2001 and 2000 is as follows:

	2002			2001			2000

	Domestic	Foreign		Domestic	Foreign		Domestic	Foreign
	Operations	Operations	Total	Operations	Operations	Total	Operations	Operations	Total

	(In thousands)
Net sales	$166,235	$31,051	$197,286	$160,810	$23,578	$184,388	$180,632	$21,697	$202,329
Income (loss) from operations	10,467	(710)	9,757	6,980	(3,408)	3,572	19,499	(36)	19,463
Cumulative effect of change in accounting principle, net of tax	(17,200)		(17,200)
Net (loss) income	(16,089)	(2,156)	(18,245)	(211)	(4,125)	(4,336)	7,274	(1,504)	5,770
Total assets	182,747	11,121	193,868	185,495	17,573	203,068	194,659	20,726	215,385

      The Company has foreign operations in Canada, Italy, Mexico and China.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

N. Supplemental Guarantor Information

      As discussed in Note E, each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Senior Notes. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.

      The following supplemental consolidating condensed financial statements present:

Consolidating condensed balance sheets as of December 31, 2002 and December 31, 2001, consolidating condensed statements of operations for the years ended December 31, 2002, 2001 and 2000 and consolidating condensed statements of cash flows for the years ended December 31, 2002, 2001 and 2000.

Hawk Corporation (Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries consisting of the Company’s subsidiaries in Canada, Italy, Mexico and China with their investments in subsidiaries accounted for using the equity method.

Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

      Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$116	$351	$1,235		$1,702
Accounts receivable, net		22,416	10,345		32,761
Inventories		24,692	8,569		33,261
Deferred income taxes	577		168		745
Taxes receivable	4,321				4,321
Other current assets	1,439	1,721	848		4,008

Total current assets	6,453	49,180	21,165		76,798
Investment in subsidiaries	794	(3,154)		$2,360
Inter-company advances, net	164,732	25,515	(21,452)	(164,922)
Property, plant and equipment	9	57,415	10,468		67,892
Intangible assets	72	43,124			43,196
Other	1,043	1,136	940	(1,010)	5,982

Total assets	$173,103	$173,216	$11,121	$(163,572)	$193,868

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$13,342	$4,509		$17,851
Accrued compensation		3,231	1,071		4,302
Other accrued expenses	1,358	2,899	915		5,172
Bank Facility	36,327				36,327
Current portion of long-term debt	583	2,250	270		3,103

Total current liabilities	38,268	21,722	6,765		66,755
Long-term liabilities:
Long-term debt	66,059	2,885	579		69,523
Deferred income taxes	6,024		209		6,233
Other		4,902	1,621		6,523
Inter-company advances, net	1,128	158,808	5,101	$(165,037)

Total long-term liabilities	73,211	166,595	7,510	(165,037)	82,279

Total liabilities	111,479	188,317	14,275	(165,037)	149,034
Shareholders’ equity	61,624	(15,101)	(3,154)	1,465	44,834

Total liabilities and shareholders’ equity	$173,103	$173,216	$11,121	$(163,572)	$193,868

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2001

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1,073	$247	$1,764		$3,084
Accounts receivable, net	160	18,828	6,785		25,773
Inventories	42	22,566	6,544		29,152
Deferred income taxes	1,111		89		1,200
Taxes receivable	2,030				2,030
Other current assets	946	1,143	519		2,608

Total current assets	5,362	42,784	15,701		63,847
Investment in subsidiaries	794	(1,080)		$286
Inter-company advances, net	153,455	9,447	(8,555)	(154,347)
Property, plant and equipment	18	58,026	9,319		67,363
Intangible assets	199	65,406			65,605
Other	1,010	5,145	1,108	(1,010)	6,253

Total assets	$160,838	$179,728	$17,573	$(155,071)	$203,068

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$10,292	$3,140		$13,432
Accrued compensation	$(18)	4,440	811		5,233
Other accrued expenses	1,449	4,345	1,038		6,832
Current portion of long-term debt	5,000	1,669	193		6,862

Total current liabilities	6,431	20,746	5,182		32,359
Long-term liabilities:
Long-term debt	82,450	4,765	3,742		90,957
Deferred income taxes	10,894		84		10,978
Other		1,117	1,220		2,337
Inter-company advances, net	1,350	144,786	8,425	$(154,561)

Total long-term liabilities	94,694	150,668	13,471	(154,561)	104,272

Total liabilities	101,125	171,414	18,653	(154,561)	136,631
Shareholders’ equity	59,713	8,314	(1,080)	(510)	66,437

Total liabilities and shareholders’ equity	$160,838	$179,728	$17,573	$(155,071)	$203,068

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales		$166,235	$31,051		$197,286
Cost of sales		126,586	26,996		153,582

Gross profit		39,649	4,055		43,704
Expenses:
Selling, technical and administrative expenses	$(121)	27,924	4,765		32,568
Amortization of intangible assets		1,379			1,379

Total expenses	(121)	29,303	4,765		33,947

Income (loss) from operations	121	10,346	(710)		9,757
Interest (income) expense, net	(3,495)	12,272	859		9,636
Loss from equity investees	(20,656)	(2,156)		$22,812
Other expense	2,239	328	95		2,662

Loss before income taxes	(19,279)	(4,410)	(1,664)	22,812	(2,541)
Income tax (benefit) provision	(1,113)	(875)	492		(1,496)

Loss before cumulative effect of change in accounting principle	(18,166)	(3,535)	(2,156)	22,812	(1,045)
Cumulative effect of change in accounting principle	79	17,121			17,200

Net loss	$(18,245)	$(20,656)	$(2,156)	$22,812	$(18,245)

	Year ended December 31, 2001

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales		$160,810	$23,578		$184,388
Cost of sales		122,070	22,339		144,409

Gross profit		38,740	1,239		39,979
Expenses:
Selling, technical and administrative expenses	$(545)	27,757	4,647		31,859
Amortization of intangible assets	9	4,539			4,548

Total expenses	(536)	32,296	4,647		36,407

Income (loss) from operations	536	6,444	(3,408)		3,572
Interest (income) expense, net	(3,686)	12,050	872		9,236
Loss from equity investees	(7,520)	(4,125)		$11,645
Other expense (income)	579	(114)	65		530

Loss before income taxes	(3,877)	(9,617)	(4,345)	11,645	(6,194)
Income tax provision (benefit)	459	(2,097)	(220)		(1,858)

Net loss	$(4,336)	$(7,520)	$(4,125)	$11,645	$(4,336)

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31, 2000

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales		$180,632	$21,697		$202,329
Cost of sales	$285	129,265	17,837		147,387

Gross profit	(285)	51,367	3,860		54,942
Expenses:
Selling, technical and administrative expenses	(274)	27,696	3,896		31,318
Amortization of intangible assets	9	4,152			4,161

Total expenses	(265)	31,848	3,896		35,479

Income from operations	(20)	19,519	(36)		19,463
Interest (income) expense, net	(3,803)	11,947	654		8,798
Income (loss) from equity investees	2,898	(1,504)		$(1,394)
Other expense		394	141		535

Income (loss) before income taxes	6,681	5,674	(831)	(1,394)	10,130
Income taxes	911	2,776	673		4,360

Net income (loss)	$5,770	$2,898	$(1,504)	$(1,394)	$5,770

	Year ended December 31, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(14,685)	$10,284	$1,662		$(2,739)
Cash flows from investing activities:
Purchases of property, plant and equipment		(9,020)	(2,437)		(11,457)

Net cash used in investing activities		(9,020)	(2,437)		(11,457)
Cash flows from financing activities:
Proceeds from long-term debt	53,160	428	435		54,023
Payments on long-term debt	(45,825)	(1,588)	(202)		(47,615)
Pay off of Term Loan and Revolving Credit Facility	(29,784)				(29,784)
Proceeds from Bank Facility	52,165				52,165
Payments on Bank Facility	(15,838)				(15,838)
Payments of preferred stock dividends	(150)				(150)

Net cash provided by (used in) financing activities	13,728	(1,160)	233		12,801
Effect of exchange rate changes on cash			13		13

Net (decrease) increase in cash and cash equivalents	(957)	104	(529)		(1,382)
Cash and cash equivalents, at beginning of period	1,073	247	1,764		3,084

Cash and cash equivalents, at end of period	$116	$351	$1,235		$1,702

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31, 2001

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$8,865	$7,445	$(1,840)		$14,470
Cash flows from investing activities:
Purchases of property, plant and equipment		(7,183)	(1,913)		(9,096)

Net cash used in investing activities		(7,183)	(1,913)		(9,096)
Cash flows from financing activities:
Proceeds from long-term debt	35,820	1,126	3,511		40,457
Payments on long-term debt	(44,015)	(2,168)	(337)		(46,520)
Payment of preferred stock dividends	(150)				(150)

Net cash (used in) provided by financing activities	(8,345)	(1,042)	3,174		(6,213)
Effect of exchange rate changes on cash			(87)		(87)

Net increase (decrease) in cash and cash equivalents	520	(780)	(666)		(926)
Cash and cash equivalents, at beginning of period	553	1,027	2,430		4,010

Cash and cash equivalents, at end of period	$1,073	$247	$1,764		$3,084

	Year ended December 31, 2000

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$7,330	$9,976	$4,258		$21,564
Cash flows from investing activities:
Business acquisitions	(6,510)				(6,510)
Purchases of property, plant and equipment		(7,747)	(2,742)		(10,489)
Proceeds from sale of assets		69			69

Net cash used in investing activities	(6,510)	(7,678)	(2,742)		(16,930)
Cash flows from financing activities:
Payments on short-term debt			(808)		(808)
Proceeds from long-term debt	29,443	774			30,217
Payments on long-term debt	(31,249)	(2,238)	(399)		(33,886)
Payment of preferred stock dividends	(152)				(152)

Net cash used in financing activities	(1,958)	(1,464)	(1,207)		(4,629)
Effect of exchange rate changes on cash			12		12

Net (decrease) increase in cash and cash equivalents	(1,138)	834	321		17
Cash and cash equivalents, at beginning of period	1,691	193	2,109		3,993

Cash and cash equivalents, at end of period	$553	$1,027	$2,430		$4,010

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

O. Summary of Quarterly Results of Operations (Unaudited)

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002	2001	2001	2001	2001

Net sales	$49,804	$50,349	$49,447	$47,686	$53,781	$47,419	$42,208	$40,980
Gross profit	10,779	11,626	10,247	11,052	13,820	10,334	8,704	7,121
Net (loss) income before cumulative effect of change in accounting principle	(600)	239	(277)	(407)	857	(1,419)	(953)	(2,821)
Cumulative effect of change in accounting principle, net of tax	(17,200)

Net income (loss)(1)	$(17,800)	$239	$(277)	$(407)	$857	$(1,419)	$(953)	$(2,821)

Basic and Diluted (loss) earnings per share:(1)
(Loss) earnings per share before cumulative effect of change in accounting principle	$(.07)	$.02	$(.04)	$(.05)	$.10	$(.17)	$(.12)	$(.33)
Cumulative effect of change in accounting principle, net of tax	(2.01)

Net (loss) earnings per basic and diluted share	$(2.08)	$.02	$(.04)	$(.05)	$.10	$(.17)	$(.12)	$(.33)

(1)	In accordance with the non-amortization provisions of SFAS 142 (see Note B), the Company eliminated the amortization of goodwill in 2002. The pro forma effect of applying the non-amortization of provisions of SFAS 142 for the each of the quarters ended 2001 would have been to decrease amortization expense by approximately $770 for the quarter ended March 31, 2001; $770 for the quarter ended June 30, 2001; $820 for the quarter ended September 30, 2001; and $820 for the quarter ended December 31, 2001, and would have resulted in basic and diluted earnings (loss) per share of $.17; $(.10); $(.04) and $(.26), for each respective quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Part III

ITEM 10.	DIRECTORS AND OFFICERS OF THE REGISTRANT

      The information required by Item 10 is incorporated herein by reference to the Registrant’s definitive Proxy Statement relating to its 2003 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” This Proxy Statement will be filed with the SEC prior to April 30, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

      The information required by Item 11 is contained under the caption “Executive Compensation and Other Information” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

			Number of securities
			remaining available
			for future issuance
	Number of securities		under equity
	to be issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in
Plan category	warrants and rights(a)	warrants and rights(b)	column(a))(c)

Equity compensation plans approved by security holders	1,217,729	$6.62	182,271
Equity compensation plans not approved by security holders	0	0	0
Total	1,217,729	$6.62	182,271

      For additional information regarding our equity compensation plans, see “Note G — Employee Stock Option Plan” in the accompanying consolidated financial statements beginning on page 27 of this Form 10-K.

      Additional information required by Item 12 is contained under the caption “Principal Stockholders” in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

      Within the 90 days prior to the filing date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Vice President — Finance and Vice President — Controller. Based on this evaluation, the Chief Executive Officer, Vice President — Finance and Vice President — Controller concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Hawk, including our consolidated subsidiaries, required to be included in reports we file with or submit to the Securities and Exchange Commission under the Securities

Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

      The following consolidated financial statements of Hawk are included in Item 8:

(i)	Consolidated Balance Sheets at December 31, 2002 and 2001

(ii)	Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

(iii)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

(v)	Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000

      All consolidated financial schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K:

      We have filed five reports on Form 8-K since September 30, 2002:

      A report dated October 2, 2002 reporting the extension of the consent payment deadline in connection with our offer to exchange new 12% Senior Notes due 2006 for our outstanding 10 1/4% Senior Notes due 2003 and our related solicitation of consents to amend the indenture for the 10 1/4% Senior Notes due 2003.

      A report dated October 14, 2002 reporting that on October 14, 2002, we filed a press release announcing, in connection with our offer to exchange new 12% Senior Notes due 2006 for our outstanding 10 1/4% Senior Notes due 2003 and our related solicitation of consents to amend the indenture for the 10 1/4% Senior Notes due 2003, that we have received valid and unrevoked consents representing a majority in aggregate principal amount of the 10 1/4% Senior Notes due 2003. In addition, we announced the extension of the exchange offer and related consent payment deadline. We also issued press releases on October 16, 17 and 18, 2002, further extending the exchange offer and consent payment deadline. Later in the day on October 18, 2002, we issued another press release announcing the completion of the exchange offer and our acceptance of $64,417,000 or approximately 99% in principal amount of its 10 1/4% Senior Notes due 2003. We further announced that, concurrently with our acceptance of the 10 1/4% Senior Notes due 2003, we completed its new $53.0 million credit facility.

      A report dated December 3, 2002, reporting information relating to our financial presentation to investors and financial analysts.

      A report dated January 3, 2003, reporting information relating to our announcement that the New York Stock Exchange accepted our proposed plan for complying with all of the NYSE’s continued listing standards.

      A report dated February 11, 2003, reporting our financial results for the 4th quarter of 2002 and for the full year of 2002.

(c) Exhibits:

3.1	Form of the Company’s Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No.333-40535))

3.2	The Company’s Amended and Restated By-laws (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (Reg. No. 001-13797))
4.1	Form of Rights Agreement between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))
4.2	Indenture, dated as of November 27, 1996, by and among the Company, Friction Products Co., Hawk Brake, Inc., Logan Metal Stampings, Inc., Helsel, Inc., S.K. Wellman Holdings, Inc., S.K. Wellman Corp., Wellman Friction Products U.K. Corp., Hutchinson Products Corporation, and Bank One Trust Company, NA, as Trustee (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
4.3	Form of 10 1/4% Senior Note due 2003 (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission(Reg. No. 333-18433))
4.4	Form of Series B 10 1/4% Senior Note due 2003 (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission(Reg. No. 333-18433))
4.5	Stockholders’ Voting Agreement, effective as of November 27,1996, by and among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz and the Krantz Family Limited Partnership (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No.333-18433))
4.6	Letter agreement, dated January 5, 1998, amending the Stockholders’ Voting Agreement, effective as of November 27, 1996, by and among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz and the Krantz Family Limited Partnership (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))
4.7	Supplemental Indenture among the Company, certain of its domestic subsidiaries from time to time a party thereto, as Guarantors, and HSBC Bank USA, as successor trustee to Bank One Trust Company, N.A., relating to the Company’s Series A 10.25% Senior Notes due December 1, 2003, and Series B 10.25% Senior Notes due December 1, 2002 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 (Registration Number 333-90556), as filed with the Commission on August 1, 2002)
4.8*	Indenture among the Company, certain of its domestic subsidiaries from time to time a party thereto, as Guarantors, and HSBC Bank USA, as trustee, relating to the Company’s 12% Senior Notes due 2006
10.1	Employment Agreement, dated as of November 1, 1996, between the Company and Norman C. Harbert (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
10.2	Form of Amended and Restated Wage Continuation Agreement between the Company and Norman C. Harbert (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))
10.3	Employment Agreement, dated as of November 1, 1996, between the Company and Ronald E. Weinberg (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
10.4	Amendment No. 1 to the Employment Agreement, dated as of October 24, 2000, between the Company and Norman C. Harbert (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 as filed with the Securities and Exchange Commission)
10.5	Amendment No. 1 to the Employment Agreement, dated as of October 24, 2000, between the Company and Ronald E. Weinberg (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 as filed with the Securities and Exchange Commission)
10.6	Amended and Restated Employment Agreement, dated as of December 31, 2001, by and among the Company, Friction Products Co. and Ronald E. Weinberg

10.7	Amended and Restated Employment Agreement, dated as of December 31, 2001, by and among the Company, Friction Products Co. and Norman C. Harbert
10.8	Amended and Restated Wage Continuation Agreement, dated as of December 31, 2001, by and among the Company, Friction Products Co. and Norman C. Harbert
10.9	Consultant Agreement, dated as of December 31, 2001, by and among the Company, Friction Products Co. and Norman C. Harbert
10.10	Letter agreement, dated as of March 26, 1998, amending the Employment Agreement and the Consulting Agreement, each dated July 1, 1994, between Helsel, Inc. and Jess F. Helsel (Incorporated by reference to the Company’s Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission)
10.11	Form of the Promissory Notes, each dated June 30, 1995, issued by of Norman C. Harbert and Ronald E. Weinberg to the Company (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
10.12	Letter agreement, dated October 1, 1996, amending the Promissory Notes, dated June 30, 1995, issued by each of Norman C. Harbert and Ronald E. Weinberg to the Company (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
10.13	Credit Agreement, dated as of May 1, 1998, among the Company and KeyBank National Association, as Swing Line Lender, Administrative Agent and as Syndication Agent (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 as filed with the Securities and Exchange Commission)
10.14	Subsidiary Guaranty, dated as of May 1, 1998, among the subsidiaries of the Company, as guarantors, and KeyBank National Association, as Administrative Agent (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 as filed with the Securities and Exchange Commission)
10.15	Amendment No. 1, dated as of November 22, 2000 to Credit Agreement among the Company and KeyBank National Association, as Lender, the Swing Line Lender, a Letter of Credit Issuer and as the Syndication Agent and the Administrative Agent
10.16	Hawk Corporation 1997 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))
10.17	Hawk Corporation 2000 Long Term Incentive Plan
10.18	Hawk Corporation Annual Incentive Compensation Plan
10.19	Amendment No. 2 to Credit Agreement, dated as of July 31, 2001, by and among the Company, the Lenders identified therein and KeyBank National Association, a national banking association, as the Administrative Agent under the Credit Agreement (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.20	Form of Security Agreement, dated as of August 10, 2001, by and between KeyBank National Association, the Company and each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)

10.21	Form of Pledge Agreement, dated as of August 10, 2001, by and between KeyBank National Association, the Company and each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.22	Form of Intellectual Property Security Agreement, dated as of August 10, 2001, by and between the Company and each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp. (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.23	Form of Guaranty Agreement of Payment of Obligations, dated as of August 10, 2001, by and between KeyBank National Association and each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp. (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.24	Form of Open Ended Ohio Mortgage, executed as of August 10, 2001, in favor of KeyBank National Association by each of the following subsidiaries of the Company: Friction Products Co., Logan Metal Stampings, Inc. and S.K. Wellman Corp. (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.25	Form of Open Ended Pennsylvania Mortgage, executed as of August 10, 2001, in favor of KeyBank National Association by each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc. and Clearfield Powdered Metals, Inc. (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.26	Form of Mortgage, Assignment of Leases and Rents and Fixture Filing, executed as of August 10, 2001, in favor of KeyBank National Association by each of the following subsidiaries of the Company: Hawk Motors, Inc. and Helsel, Inc. (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.27	Common Stock Selling Plan of Thomas A. Gilbride pursuant Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, effective as of June 6, 2001 (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.28	Amendment No. 3 to Credit Agreement, dated as of November 9, 2001, by and among the Company, the Lenders identified therein and KeyBank National Association, a national banking association, as the Administrative Agent under the Credit Agreement (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2001 as filed with the Securities and Exchange Commission)

10.29	Form of Pledge Agreement, dated as of November 9, 2001, by and between KeyBank National Association, the Company and each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2001 as filed with the Securities and Exchange Commission)
10.30	Amendment No. 4 to Credit Agreement, dated as of March 25, 2002, by and among the Company, the Lenders identified therein and KeyBank National Association, a national banking association, as the Administrative Agent under the Credit Agreement (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001 as filed with the Securities and Exchange Commission)
10.31	Credit Agreement, dated as of October 18, 2002, among the Company, and certain of its domestic subsidiaries from time to time party thereto, as Borrowers and Guarantors, the Lending Institutions party thereto, as Lenders, J.P. Morgan Business Credit Corp., as Advisor, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, Issuing Bank and Arranger, PNC Bank, National Association as a Documentation Agent and Fleet Capital Corp. as a Documentation Agent (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission)
10.32	Security and Pledge Agreement, dated as of October 18, 2002, among the Company, and its certain Subsidiaries as Grantors, the other Grantors from time to time party thereto, and JPMorgan Chase Bank, as Administrative and Collateral Agent (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission)
10.33	Form of Ohio Open Ended Mortgage, Assignment of Leases and Rents and Fixture Filing, each dated as of October 18, 2002, issued by each of Friction Products Co., Logan Metal Stampings, Inc. and S.K. Wellman Corp. and in Favor of JPMorgan Chase Bank (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission)
10.34	Form of Pennsylvania Open Ended Mortgage Securing Future and/or Revolving Advances up to a Maximum Principal Amount of Fifty Three Million Dollars ($53,000,000) plus accrued interest and other Indebtedness as described in 42 PA. C.S.A.ss.8143, dated as of October 18, 2002, issued by Allegheny Clearfield, Inc. in favor of JPMorgan Chase Bank (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission)
10.35	Form of Illinois Mortgage, Assignment of Leases and Rents and Fixture Filing, dated as of October 18, 2002, issued by Hawk Motors, Inc. in favor of JPMorgan Chase Bank (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission)
10.36	Form of Indiana Mortgage, Assignment of Leases and Rents and Fixture Filing, dated as of October 18, 2002, issued by Helsel, Inc. in favor of JPMorgan Chase Bank (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission)
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Ernst & Young LLP
99.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or Furnished herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWK CORPORATION

BY:	/s/ THOMAS A. GILBRIDE

Thomas A. Gilbride
Vice President — Finance and Treasurer

Date: February 24, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RONALD E. WEINBERG Ronald E. Weinberg	Chairman of the Board, Chief Executive Officer and Director (principal executive officer)	February 24, 2003

/s/ NORMAN C. HARBERT Norman C. Harbert	Senior Chairman of the Board, Founder and Director	February 24, 2003

/s/ JEFFERY H. BERLIN Jeffery H. Berlin	President, Chief Operating Officer and Director	February 24, 2003

/s/ THOMAS A. GILBRIDE Thomas A. Gilbride	Vice President — Finance and Treasurer (principal financial accounting officer)	February 24, 2003

/s/ BYRON S. KRANTZ Byron S. Krantz	Secretary and Director	February 24, 2003

/s/ PAUL R. BISHOP Paul R. Bishop	Director	February 24, 2003

/s/ JACK KEMP Jack Kemp	Director	February 24, 2003

/s/ DAN T. MOORE, III Dan T. Moore, III	Director	February 24, 2003

/s/ ANDREW T. BERLIN Andrew T. Berlin	Director	February 24, 2003

CERTIFICATION

      I, Ronald E Weinberg, certify that:

      1. I have reviewed this annual report on Form 10-K of Hawk Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Hawk Corporation as of, and for, the periods presented in this annual report;

      4. Hawk Corporation’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Hawk Corporation and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to Hawk Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of Hawk Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. Hawk Corporation’s other certifying officer and I have disclosed, based on our most recent evaluation, to Hawk Corporation’s auditors and the audit committee of Hawk Corporation’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Hawk Corporation’s ability to record, process, summarize and report financial data and have identified for Hawk Corporation’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Hawk Corporation’s internal controls; and

      6. Hawk Corporation’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003

/s/  RONALD E. WEINBERG

Ronald E. Weinberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

      I, Thomas A. Gilbride, certify that:

      1. I have reviewed this annual report on Form 10-K of Hawk Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Hawk Corporation as of, and for, the periods presented in this annual report;

      4. Hawk Corporation’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Hawk Corporation and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to Hawk Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of Hawk Corporation’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. Hawk Corporation’s other certifying officer and I have disclosed, based on our most recent evaluation, to Hawk Corporation’s auditors and the audit committee of Hawk Corporation’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect Hawk Corporation’s ability to record, process, summarize and report financial data and have identified for Hawk Corporation’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in Hawk Corporation’s internal controls; and

      6. Hawk Corporation’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003

/s/  THOMAS A. GILBRIDE

Thomas A. Gilbride
Vice President — Finance and Treasurer
(Principal Accounting Officer)