Form 10-Q
period 2003-03-31
HAWK CORP
filed 2003-05-15
CIK 849240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of the date of this report, the Registrant had the following number of shares of common stock outstanding:

             Class A Common Stock, $0.01 par value:             8,571,626

             Class B Common Stock, $0.01 par value:              None (0)

As used in this Form 10-Q, the terms "Company," "Hawk," "Registrant," "we," "us," and "our" mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of March 31, 2003.


                                                                                              PAGE
                                                                                              ----
PART I.        FINANCIAL INFORMATION

               Item 1.      Financial Statements (Unaudited)                                    3

               Item 2.      Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                                22

               Item 3.      Quantitative and Qualitative Disclosures about Market Risk         31

               Item 4.      Controls and Procedures                                            31

PART II.       OTHER INFORMATION

               Item 1.      Legal Proceedings                                                  32

               Item 2.      Changes in Securities and Use of Proceeds                          32

               Item 5.      Other Information                                                  32

               Item 6.      Exhibits and Reports on Form 8-K                                   32

SIGNATURES                                                                                     34

CERTIFICATIONS                                                                                 35

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                                HAWK CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                      MARCH 31,      DECEMBER 31,
                                                        2003            2002
                                                      ------------------------
ASSETS

Current assets:
   Cash and cash equivalents                          $  3,430        $  1,702
   Accounts receivable, less allowance of
     $466 in 2003 and $482 in 2002                      37,377          32,761
   Inventories:
     Raw material and work-in-process                   20,155          20,597
     Finished products                                  12,039          12,664
                                                      ------------------------
                                                        32,194          33,261
   Deferred income taxes                                 1,742             745
   Taxes receivable                                      1,584           4,321
   Other current assets                                  4,080           4,008
                                                      ------------------------
Total current assets                                    80,407          76,798

Property, plant and equipment:
   Land and improvements                                 1,679           1,676
   Buildings and improvements                           19,783          19,604
   Machinery and equipment                             104,331         100,840
   Furniture and fixtures                                8,071           7,920
   Construction in progress                              4,030           6,385
                                                      ------------------------
                                                       137,894         136,425
Less accumulated depreciation and amortization          71,439          68,533
                                                      ------------------------
Total property, plant and equipment                     66,455          67,892

Other assets:
   Goodwill                                             32,495          32,495
   Other intangible assets                              10,508          10,701
   Shareholder notes                                     1,010           1,010
   Other                                                 4,722           4,972
                                                      ------------------------
Total other assets                                      48,735          49,178

Total assets                                          $195,597        $193,868
                                                      ========================

                                HAWK CORPORATION
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      MARCH 31,        DECEMBER 31,
                                                                                        2003              2002
                                                                                      ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                   $  21,853         $  17,851
   Accrued compensation                                                                   6,019             4,302
   Other accrued expenses                                                                 9,448             5,172
   Bank Facility                                                                         28,002            36,327
   Current portion of long-term debt                                                      2,317             3,103
                                                                                      ---------------------------
Total current liabilities                                                                67,639            66,755

Long-term liabilities:
   Long-term debt                                                                        69,414            69,523
   Deferred income taxes                                                                  6,244             6,233
   Other                                                                                  6,719             6,523
                                                                                      ---------------------------
Total long-term liabilities                                                              82,377            82,279
Shareholders' equity:
   Series D preferred stock, $.01 par value; an aggregate liquidation value of
     $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530
     shares authorized, issued and outstanding)                                               1                 1
   Series E preferred stock, $.01 par value; 100,000 shares
   Authorized; none issued or outstanding
   Class A common stock, $.01 par value; 75,000,000
     shares authorized; 9,187,750 issued; and 8,571,626
     and 8,557,990 outstanding in 2003 and 2002,
     respectively                                                                            92                92
   Class B common stock, $.01 par value; 10,000,000
     shares authorized; none issued or outstanding
   Additional paid-in capital                                                            54,547            54,616
   Retained earnings                                                                      1,309             1,228
   Accumulated other comprehensive loss                                                  (5,800)           (6,436)
   Treasury stock, at cost, 616,124 and 629,760
     shares in 2003 and 2002, respectively                                               (4,568)           (4,667)
                                                                                      ---------------------------
Total shareholders' equity                                                               45,581            44,834
                                                                                      ---------------------------
Total liabilities and shareholders' equity                                            $ 195,597         $ 193,868
                                                                                      ===========================

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     2003             2002
                                                                   -------------------------
Net sales                                                          $ 58,590         $ 49,804
Cost of sales                                                        45,643           39,025
                                                                   -------------------------
Gross profit                                                         12,947           10,779

Operating Expenses:
   Selling, technical and administrative expenses                     9,464            9,198
   Amortization of intangibles                                          197              203
                                                                   -------------------------
Total operating expenses                                              9,661            9,401
                                                                   -------------------------
Income from operations                                                3,286            1,378

Interest expense                                                     (2,745)          (2,451)
Interest income                                                          12               63
Other expense, net                                                     (255)            (202)
                                                                   -------------------------
Income (loss) before income taxes                                       298           (1,212)
Income tax provision (benefit)                                          179             (612)
                                                                   -------------------------
Net income (loss) before cumulative effect of change in
   accounting principle                                                 119             (600)
Cumulative effect of change in accounting principle, net of
   tax of $4,252                                                                     (17,200)
                                                                   -------------------------
Net income (loss)                                                  $    119         $(17,800)
                                                                   =========================
Earnings (loss) per share:
   Basic earnings (loss) per share:
   Basic earnings (loss) before cumulative effect of change
     in accounting principle                                       $    .01         $   (.07)
   Cumulative effect of change in accounting principle                                 (2.01)
                                                                   -------------------------
   Net earnings (loss) per basic share                             $    .01         $  (2.08)
                                                                   =========================
   Diluted earnings (loss) per share:
     Diluted earnings (loss) before cumulative effect of
       change in accounting principle                              $    .01         $   (.07)
     Cumulative effect of change in accounting principle                               (2.01)
                                                                   -------------------------
   Net earnings (loss) per diluted share                           $    .01         $  (2.08)
                                                                   =========================

See notes to consolidated financial statements.

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                    2003             2002
                                                                                ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                               $      119       $  (17,800)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                                                   3,108            3,093
     Deferred income taxes                                                            (988)
     Cumulative effect of change in accounting
     principle, net of tax                                                                          (17,200)
     Loss on fixed assets                                                              315
         Accounts receivable                                                        (4,231)          (7,067)
         Inventories                                                                 1,370             (565)
         Other assets                                                                2,717             (185)
         Accounts payable                                                            3,827            1,847
         Other                                                                       6,240            1,557
                                                                                ---------------------------
Net cash provided by (used in) operating activities                                 12,477           (1,920)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                                          (1,490)          (1,931)
                                                                                ---------------------------
Net cash used in investing activities                                               (1,490)          (1,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                        12,266           15,838
Payments on long-term debt                                                         (21,507)         (12,569)
Payments of preferred stock dividends                                                  (38)             (38)
                                                                                ---------------------------
Net cash (used in) provided by financing activities                                 (9,279)           3,231
                                                                                ---------------------------
Effect of exchange rate changes on cash                                                 20              (52)
                                                                                ---------------------------
Net increase (decrease) in cash and cash equivalents                                 1,728             (672)
Cash and cash equivalents at beginning of year                                       1,702            3,084
                                                                                ---------------------------
Cash and cash equivalents at end of year                                        $    3,430       $    2,412
                                                                                ===========================


See notes to consolidated financial statements.

                                HAWK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (Company) for the year ended December 31, 2002.

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

Certain amounts have been reclassified in 2002 to conform to the 2003 presentation.

NOTE 2 -INTANGIBLE ASSETS

Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142 (SFAS 142) on January 1, 2002, the Company changed its method of accounting for goodwill and other indefinite-lived intangible assets from an amortization methodology to an impairment-only methodology. SFAS 142 provided for a six-month transitional period, from the effective date of adoption, for the Company to perform an initial assessment of whether goodwill was impaired. The Company performed the assessment during the second quarter of 2002, by comparing the fair value of each of its reporting units to their respective carrying values as of January 1, 2002. The Company, with the assistance of independent valuation experts, concluded that as of January 1, 2002 certain of its goodwill was impaired by $21,452 ($17,200 after tax) or $2.01 per basic and diluted share, and such amount was reflected as a cumulative effect of change in accounting principle. The following is a summary of the pre-tax impairment charge by affected business segment:

                Friction products                               $   11,100
                Performance racing                                   4,007
                Motor                                                6,345
                                                           ---------------
                Total                                           $   21,452
                                                           ===============

The fair value of goodwill was estimated using a combination of a discounted cash flow valuation model and a market approach comparing the Company's reporting units to similar peer group companies, as well as acquisitions having similar characteristics. The discounted cash flow valuation model was based on future estimated operating cash flows, incorporating a discount rate commensurate with the risks for each reporting unit and assumptions that were consistent with the Company's operating plans and estimates used to manage each of the underlying reporting units. The impairment resulted from the carrying value exceeding the fair value of certain reporting units, and was primarily due to a shortfall in current and projected sales from levels anticipated at the time of the respective acquisitions and other costs associated with the Company's global expansion initiatives, as well as market conditions as of January 1, 2002.

In accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed of" (SFAS 121), management concluded that no asset impairment charges were deemed necessary in 2001. The Company determined that the estimated future undiscounted cash flows associated with each unit tested exceeded the carrying values of their respective long-lived assets. Consequently, no impairment existed under SFAS 121.

The components of other intangible assets as of March 31, 2003 and December 31, 2002 are as follows:

                                                     MARCH 31, 2003                         DECEMBER 31, 2002
                                          ------------------------------------    ------------------------------------
                                                        ACCUMULATED                            ACCUMULATED
                                             GROSS     AMORTIZATION      NET         GROSS    AMORTIZATION      NET
                                             -----     ------------      ---         -----    ------------      ---
           Intangible assets subject to
             amortization:
             Product certifications         $20,820       $10,444      $10,376      $20,820      $10,264      $10,556
             Other intangible assets          2,719         2,587          132        2,719        2,574          145
                                            -------       -------      -------      -------      -------      -------
           Intangible assets subject to
             amortization                   $23,539       $13,031      $10,508      $23,539      $12,838      $10,701
                                            =======       =======      =======      =======      =======      =======

The Company estimates its amortization expense for its finite-lived intangible assets for each of the next five years to be $732.

Product certifications were acquired and valued based on the acquired company's position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes. As of March 31, 2003, the weighted average amortization period for product certifications and other intangible assets is 29 years and 14 years, respectively.

A summary of the Company's net goodwill at March 31, 2003 and December 31, 2002 by reportable operating segment is as follows:

Precision components                          $    28,109
Performance racing                                  4,386
                                              ---------------
Total                                         $    32,495
                                              ===============



NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                   2003            2002
                                               -------------- ---------------
Net income (loss)                                 $     119      $ (17,800)
Foreign currency translation                            636           (329)
                                               -------------- ---------------
Comprehensive income (loss)                       $     755      $ (18,129)
                                               ============== ===============

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes materials, labor and overhead and is determined by the first-in, first-out (FIFO) method.

NOTE 5 - EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are computed as follows:

                                                                                    THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                     2003           2002
                                                                                 -------------------------
Numerator:
    Net earnings (loss) before  cumulative effect of change in accounting
    principle                                                                    $    119         $   (600)
    Preferred stock dividend                                                          (38)             (38)
                                                                                 -------------------------
    Net earnings (loss) before cumulative effect of change in accounting
    principle available to common shareholders                                   $     81         $   (638)
    Cumulative effect of change in accounting principle                                            (17,200)
                                                                                 -------------------------
    Net earnings (loss) available to common shareholders                         $     81         $(17,838)
                                                                                 =========================
Denominator:
    Denominator for basic earnings (loss) per share-
       Weighted average shares                                                      8,562            8,555
    Effect of dilutive securities:
       Stock options and assumed conversion of debt
                                                                                 -------------------------
    Denominator for diluted earnings (loss) per share-
       adjusted weighted-average shares                                             8,562            8,555

   Basic earnings (loss) per share:
     Basic earnings (loss) before cumulative effect of change in
       accounting principle                                                      $    .01         $   (.07)
     Cumulative effect of change in accounting principle                                             (2.01)
                                                                                 -------------------------
   Net earnings (loss) per basic share                                           $    .01         $  (2.08)
                                                                                 =========================
   Diluted earnings (loss) per share:

     Diluted earnings (loss) before cumulative effect of change in
       accounting principle                                                      $    .01         $   (.07)
     Cumulative effect of change in accounting principle                                             (2.01)
                                                                                 -------------------------
   Net earnings (loss) per diluted share                                         $    .01         $  (2.08)
                                                                                 =========================

For the three months ended March 31, 2003 and 2002 the assumed conversion of debt was not included in the computation of diluted earnings per share since it would have resulted in an anti-dilutive effect.

NOTE 6 - EMPLOYEE STOCK OPTION PLAN

In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation,"(SFAS 123) the Company has elected to continue applying the provisions of Accounting Principles Board Opinion 25 and related interpretations in accounting for it's stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date. In December 2002, the Company adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (SFAS 148). SFAS 148 requires prominent disclosure regarding the method used by the Company to account for stock-based employee compensation and the effect of the method used on reported results. The following illustrates the pro forma effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123:


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                               2003                2002
                                                                            ------------------------------
                  Net income (loss) as reported                             $      119         $  (17,800)

                  Employee stock-based  compensation expense determined
                  under fair value based methods, net of tax                       133                307
                                                                            ------------------------------
                  Pro forma net loss                                        $      (14)        $  (18,107)
                                                                            ==============================
                  Earnings (loss) per share (basic and diluted):

                  As reported                                               $      .01         $    (2.08)
                                                                            =============== ==============
                  Pro forma                                                 $     (.01)        $    (2.12)
                                                                            ==============================

NOTE 7 - BUSINESS SEGMENTS

The Company operates in four primary business segments: friction products, precision components, performance racing and motors. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

The friction products segment engineers, manufactures and markets specialized components, used in a variety of aerospace, industrial and commercial applications. The Company, through this segment, is a worldwide supplier of friction components for brakes, clutches and transmissions.

The precision component segment engineers, manufactures and markets specialized powder metal components, used primarily in industrial applications. The Company, through this segment, targets four areas of the powder metal component marketplace: high precision components that are used in fluid power applications, large powder metal parts primarily used in construction, agricultural and truck applications, and smaller high-volume parts and metal injected molded parts for a variety of industries.

The performance racing segment engineers, manufactures and markets high performance friction material for use in racing car brakes in addition to premium branded clutch and drive train components. The Company, through this segment, targets leading teams in several racing series, as well as high-performance street vehicles and other road race and oval track competition cars.

The motor segment engineers, manufactures and markets die-cast aluminum rotors for use in the factional and subfractional horsepower electric motors. The Company, through this segment, targets a wide variety of applications such as appliances, business equipment, pumps and fans.

The information by segment is as follows:

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                              2003          2002
                                           ------------------------
Net sales to external customers:
   Friction products                       $   31,299     $  26,033
   Precision components                        19,059        17,206
   Performance racing                           3,996         3,895
   Motor                                        4,236         2,670
                                           ------------------------
Consolidated                               $   58,590     $  49,804
                                           ========================
Gross profit:
   Friction products                       $    7,585     $   6,036
   Precision components                         4,044         3,127
   Performance racing                           1,257         1,413
   Motor                                           61           203
                                           ------------------------
Consolidated                               $   12,947     $  10,779
                                           ========================
Income from operations (loss):
   Friction products                       $    2,717     $   1,038
   Precision components                           770           139
   Performance racing                             416           684
   Motor                                         (617)         (483)
                                           ------------------------
Consolidated                               $    3,286     $   1,378
                                           ========================
Depreciation and amortization:
   Friction products                       $    1,909     $   1,908
   Precision components                           895           944
   Performance racing                              68            38
   Motor                                          236           203
                                           ------------------------
Consolidated                               $    3,108     $   3,093
                                           ========================

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force
(EITF) has set forth in Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes
(1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 is effective for the Company in 2003. The adoption of SFAS 146 did not have a material impact on the Company's consolidated financial condition or results of operations as of March 31, 2003.

In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34" (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The adoption of FIN 45 did not have an effect on the Company's consolidated financial condition or results of operations.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities and activities of another entity. Many variable interest entities have commonly been referred to as special-purpose entities or off-balance sheet structures. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003. Since the Company does not have any variable interest in variable interest entities, the adoption of FIN 46 will not impact the Company's consolidated financial condition or results of operations as of March 31, 2003.

NOTE 9 - SUPPLEMENTAL GUARANTOR INFORMATION

Each of the Company's Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium, if any, and interest with respect to the Company's 12% Senior Notes due December 1, 2006. In addition, the Bank Facility prohibits the payment of any dividends by the Company's subsidiaries to the Company or any other subsidiary.

The following supplemental unaudited consolidating condensed financial statements present (in thousands):

     1. Consolidating condensed balance sheets as of March 31, 2003 and December 31, 2002, consolidating condensed statements of operations for the three-month period ended March 31, 2003 and 2002 and consolidating condensed statements of cash flows for the three months ended March 31, 2003 and 2002.

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

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                           BALANCE SHEET (UNAUDITED)


                                                                                 MARCH 31, 2003
                                         -----------------------------------------------------------------------------------------
                                                                COMBINED            COMBINED
                                                                GUARANTOR         NON-GUARANTOR
                                               PARENT         SUBSIDIARIES        SUBSIDIARIES     ELIMINATIONS      CONSOLIDATED
                                         -----------------------------------------------------------------------------------------
ASSETS
Current assets:

   Cash and cash equivalents                 $    242          $      78          $   3,110                         $     3,430
   Accounts receivable, net                                       26,081             11,296                              37,377
   Inventories, net                                               23,418              9,031      $     (255)             32,194
   Deferred income taxes                        1,565                                   177                               1,742
   Tax receivable                               1,584                                                                     1,584
   Other current assets                         1,518              1,577                985                               4,080
                                         -----------------------------------------------------------------------------------------
Total current assets                            4,909             51,154             24,599            (255)             80,407
Investment in subsidiaries                        794             (3,050)                             2,256
Inter-company advances, net                   157,576             26,961            (22,649)       (161,888)
Property, plant and equipment, net                  7             55,725             10,723                              66,455
Intangible assets                                  72             42,931                                                 43,003
Other                                           4,914                759              1,069          (1,010)              5,732
                                         -----------------------------------------------------------------------------------------
TOTAL ASSETS                                 $168,272          $ 174,480          $  13,742      $ (160,897)        $   195,597
                                         =========================================================================================
LIABILITIES AND SHAREHOLDERS'
   EQUITY

Current liabilities:
   Accounts payable                                            $  16,065          $   5,788                         $    21,853
   Accrued compensation                      $    328              4,524              1,167                               6,019
   Other accrued expenses                       3,681              4,808              1,193      $     (234)              9,448
   Bank facility                               28,002                                                                    28,002
   Current portion of long-term debt              583              1,405                329                               2,317
                                         -----------------------------------------------------------------------------------------
Total current liabilities                      32,594             26,802              8,477            (234)             67,639

Long-term liabilities:
   Long-term debt                              66,184              2,636                594                              69,414
   Deferred income taxes                        6,024                                   220                               6,244
   Other                                                           4,914              1,805                               6,719
   Inter-company advances, net                  1,128            155,140              5,696        (161,964)
                                         -----------------------------------------------------------------------------------------
Total long-term liabilities                    73,336            162,690              8,315        (161,964)             82,377
                                         -----------------------------------------------------------------------------------------
Total liabilities                             105,930            189,492             16,792        (162,198)            150,016
Shareholders' equity (deficit)                 62,342            (15,012)            (3,050)          1,301              45,581
                                         -----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                    $168,272          $ 174,480          $  13,742      $ (160,897)        $   195,597
                                         =========================================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)

                                                                   DECEMBER 31, 2002
                                       ---------------------------------------------------------------------------
                                                      Combined        Combined
                                                      Guarantor     Non-Guarantor
                                          Parent    Subsidiaries    Subsidiaries     Eliminations  Consolidated
                                       ---------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents            $      116   $      351      $   1,235                      $    1,702
    Accounts receivable, net                              22,416         10,345                          32,761
    Inventories, net                                      24,692          8,569                          33,261
    Deferred income taxes                       577                         168                             745
    Taxes receivable                          4,321                                                       4,321
    Other current assets                      1,439        1,721            848                           4,008
                                       ---------------------------------------------------------------------------
Total current assets                          6,453       49,180         21,165                          76,798
Investment in subsidiaries                      794       (3,154)                     $     2,360
Inter-company advances, net                 160,859       25,515        (21,452)         (164,922)
Property, plant and equipment                     9       57,415         10,468                          67,892
Intangible assets                                72       43,124                                         43,196
Other                                         4,916        1,136            940            (1,010)        5,982
                                       ---------------------------------------------------------------------------
TOTAL ASSETS                             $  173,103   $  173,216      $  11,121       $  (163,572)   $  193,868
                                       ===========================================================================
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                   $   13,342      $   4,509                      $   17,851
   Accrued compensation                                    3,231          1,071                           4,302
   Other accrued expenses                $    1,358        2,899            915                           5,172
   Bank facility                             36,327                                                      36,327
   Current portion of long-term debt            583        2,250            270                           3,103
                                       ---------------------------------------------------------------------------
Total current liabilities                    38,268       21,722          6,765                          66,755
Long-term liabilities:
   Long-term debt                            66,059        2,885            579                          69,523
   Deferred income taxes                      6,024                         209                           6,233
   Other                                                   4,902          1,621                           6,523
   Inter-company advances, net                1,128      158,808          5,101       $  (165,037)
                                       ---------------------------------------------------------------------------
Total long-term liabilities                  73,211      166,595          7,510          (165,037)       82,279
                                       ---------------------------------------------------------------------------
Total liabilities                           111,479      188,317         14,275          (165,037)      149,034
Shareholders' equity (deficit)               61,624      (15,101)        (3,154)            1,465        44,834
                                       ---------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                $  173,103   $  173,216      $  11,121       $  (163,572)   $  193,868
                                       ===========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31, 2003
                                        -------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                        -------------------------------------------------------------------------
Net sales                                             $   49,595      $  10,822         $  (1,827)    $   58,590
Cost of sales                                             38,274          9,196            (1,827)        45,643
                                        -------------------------------------------------------------------------
Gross profit                                              11,321          1,626                           12,947

Expenses:
   Selling, technical and
     administrative expenses              $     85         8,188          1,191                            9,464
   Amortization of intangibles                   2           195                                             197
                                        -------------------------------------------------------------------------
Total expenses                                  87         8,383          1,191                            9,661
                                        -------------------------------------------------------------------------
(Loss) income from operations                  (87)        2,938            435                            3,286
Interest (income) expense, net                (910)        3,423            220                            2,733
Loss from equity investees                    (608)         (145)                             753
Other (expense), net                                        (252)            (3)                            (255)
                                        -------------------------------------------------------------------------
Income (loss) before income taxes              215          (882)           212               753            298
Income tax provision (benefit)                  96          (274)           357                              179
                                        -------------------------------------------------------------------------
NET INCOME (LOSS)                         $    119    $     (608)     $    (145)        $     753     $      119
                                        =========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31, 2002
                                        -------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                        -------------------------------------------------------------------------
Net sales                                             $   44,293      $   7,048       $  (1,537)    $   49,804
Cost of sales                                             34,337          6,225          (1,537)        39,025
                                        -------------------------------------------------------------------------
Gross profit                                               9,956            823                         10,779

Expenses:
   Selling, technical and
     administrative expenses              $    400         7,725          1,073                          9,198
   Amortization of intangibles                   2           201                                           203
                                        -------------------------------------------------------------------------
Total expenses                                 402         7,926          1,073                          9,401
                                        -------------------------------------------------------------------------
(Loss) income from operations                 (402)        2,030           (250)                         1,378
Interest (income) expense, net                (911)        3,091            208                          2,388
Loss from equity investees                 (18,313)         (581)                        18,894
Other (expense) income, net                   (177)           20            (45)                          (202)
                                        -------------------------------------------------------------------------
Loss before income taxes                   (17,981)       (1,622)          (503)         18,894         (1,212)
Income tax (benefit) provision                (260)         (430)            78                           (612)
                                        -------------------------------------------------------------------------
Net loss before cumulative effect of
change in accounting principle             (17,721)       (1,192)          (581)         18,894           (600)
Cumulative effect of change in
accounting principle                           (79)      (17,121)                                      (17,200)
                                        -------------------------------------------------------------------------
NET LOSS                                  $(17,800)   $  (18,313)     $    (581)      $  18,894     $  (17,800)
                                        =========================================================================

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                          THREE MONTHS ENDED MARCH 31, 2003
                                       --------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       --------------------------------------------------------------------------
Net cash (used in) provided by
   operating activities                  $    8,365      $ 2,175      $   1,937                      $  12,477

Cash flows from investing activities:
   Purchase of property, plant and
     equipment                                            (1,355)          (135)                        (1,490)
                                       --------------------------------------------------------------------------
Net cash used in investing activities                     (1,355)          (135)                        (1,490)

Cash flows from financing activities:
   Proceeds from debt                        12,141           34             91                         12,266
   Payments on debt                         (20,342)      (1,126)           (39)                       (21,507)
   Payment of preferred stock dividend          (38)                                                       (38)
                                       --------------------------------------------------------------------------
Net cash (used in) provided by
   financing activities                      (8,239)      (1,092)            52                         (9,279)

Effect of currency rate changes                               (1)            21                             20
Net increase (decrease) in cash and
cash equivalents                                126         (273)         1,875                          1,728
                                       --------------------------------------------------------------------------
Cash and cash equivalents
   at beginning of period                       116          351          1,235                          1,702
                                       --------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                      $      242      $    78      $   3,110                      $   3,430
                                       ==========================================================================


                         CASH FLOW STATEMENT (UNAUDITED)

                                                          THREE MONTHS ENDED MARCH 31, 2002
                                       --------------------------------------------------------------------------
                                                      COMBINED        COMBINED
                                                      GUARANTOR     NON-GUARANTOR
                                          PARENT    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS  CONSOLIDATED
                                       --------------------------------------------------------------------------
Net cash provided by (used in)
   operating activities                  $   (3,865)  $    1,661      $     284                     $   (1,920)

Cash flows from investing activities:
   Purchase of property, plant and
     equipment                                            (1,830)          (101)                        (1,931)
                                       --------------------------------------------------------------------------
Net cash used in investing activities                     (1,830)          (101)                        (1,931)

Cash flows from financing activities:
   Proceeds from debt                        15,505          333                                        15,838
   Payments on debt                         (11,955)        (545)           (69)                       (12,569)
   Payment of preferred stock dividend          (38)                                                       (38)
                                       --------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities                       3,512         (212)           (69)                         3,231

Effect of currency rate changes                              242           (294)                           (52)
                                       --------------------------------------------------------------------------
Net (decrease) increase in cash and
   cash equivalents                            (353)        (139)          (180)                          (672)
Cash and cash equivalents
   at beginning of period                     1,073          247          1,764                          3,084
                                       --------------------------------------------------------------------------
Cash and cash equivalents
   at end of period                      $      720   $      108      $   1,584                     $    2,412
                                       ==========================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

GENERAL

Hawk operates in four reportable segments: friction products, precision components, performance racing and motors. We focus on manufacturing products requiring sophisticated engineering and production techniques for applications in markets in which we have achieved a significant market share.

     -    Friction Products

          We believe that, based on net sales, we are one of the top worldwide manufacturers of friction products used in industrial, agricultural and aerospace applications. Our friction products segment manufactures products made from proprietary formulations of composite materials that primarily consist of metal powders, synthetic and natural fibers. Friction products are the parts used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. The principal markets served by our friction products segment include construction vehicles, agricultural vehicles, trucks, recreational vehicles, commercial aviation and general aviation. We believe we are:

          - a leading domestic supplier of friction products for construction equipment, agricultural equipment and trucks,

          - the only independent supplier of friction materials for braking systems for new and existing series of many commercial aircraft models, including the Boeing 737 and 757 and the MD-80, and several regional jets used by commuter airlines, including the Canadair regional jet series,

          - the largest supplier of friction materials for the growing general aviation market, including numerous new and existing series of Gulfstream, Cessna, Lear and Beech aircraft, and

          - a leading domestic supplier of friction products into specialty markets such as motorcycles, all terrain vehicles
               (ATVs) and snowmobiles.

     -    Precision Components

          We are a leading supplier of powder metal components for industrial equipment, lawn and garden equipment, appliances, hand tools and trucks. We use composite metal alloys in powder form to manufacture high quality custom-engineered metal components. Our precision components segment serves four specific areas of the powder metal marketplace:

          - tight tolerance fluid power components such as pump elements and gears,

          - large powder metal components used primarily in construction equipment, agricultural equipment and trucks,

          - high volume parts for the lawn and garden, appliance and other markets, and

          - metal injected molded parts for a variety of industries, including small hand tools and telecommunications.

      -   Performance Racing

          We engineer, manufacture and market premium branded clutch and drive-train components for the performance racing market. Through this segment, we supply parts for the National Association for

               Stock Car Auto Racing (NASCAR), the Championship Auto Racing Teams (CART) and the Indy Racing League (IRL) racing series as well as for the weekend enthusiasts in the Sports Car Club of America (SCCA), the American Speed Association (ASA) racing clubs and other road racing and competition cars.

          -    Motor

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

As of March 31, 2003, Hawk had approximately 1,700 employees and 17 manufacturing, research and administrative sites in five countries.

CRITICAL ACCOUNTING POLICIES

Hawk's critical accounting policies require the application of significant judgment by us in the preparation of our financial statements. In applying these policies, we use our best judgment to determine the underlying assumptions that are used in calculating the estimates that affect the reported values on our financial statements. We base our estimates and assumptions on historical experience and other factors that we consider relevant. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material. Hawk's critical accounting policies include the following:

          - Revenue Recognition. Revenues are recognized when products are shipped and title has transferred to the customer.

          - Allowance for Doubtful Accounts. Our policy regarding the collectibility of accounts receivables is based on a number of factors. In circumstances where a specific customer is unable to pay its obligations, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount that we reasonably expect to collect. If circumstances change, estimates of the recoverability of the amounts due to Hawk could change.

          - Inventory Reserves. Reserves for slow moving and obsolete inventories are developed based on historical experience and product demand. We continuously evaluate the adequacy of our inventory reserves and make adjustments to the reserves as required.

          - Goodwill. Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets as of the date of acquisition. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), our policy is to periodically, and in no case less than annually, review our goodwill and other intangible assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which one of our business units operate. An impairment loss would be recorded in the period a determination is made that the carrying value exceeded the fair value of the related assets.

          - Pension and Postretirement Benefits. We account for our defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" (SFAS 87) which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant element in determining our pension income (expense) in accordance with SFAS 87 is the expected return on plan assets. Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense). Pension expense was $0.4 million in the first quarter 2003 compared to $0.1 million in the first quarter 2002.

          - Insurance. We use a combination of insurance and self-insurance for a number of risks including general liability, workers' compensation, vehicle liability and employee-related health care benefits. Liabilities associated with the risks that are retained are estimated by considering various historical trends and forward-looking assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

          - Contingencies. Our treatment of contingent liabilities in the financial statements is based on the expected outcome of the applicable contingency. In the ordinary course of business, we consult with legal counsel on matters related to litigation and other experts both within and outside of Hawk. We will accrue a liability if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable. We will not accrue a liability if either the likelihood of an adverse outcome is only reasonably possible or an estimate is not determinable.

          - Income Taxes. Our effective tax rate, taxes payable and other tax assets and liabilities reflect the current tax rates in the domestic and foreign tax jurisdictions in which we operate.

          - Foreign Currency Translation and Transactions. Assets and liabilities of our foreign operations are translated using period-end exchange rates and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in a separate component of our shareholder's equity. As a result of the strength of the Euro in the first quarter of 2003, we recorded foreign currency translation gains through our shareholder's equity of $0.6 million compared to losses of $0.3 million in the first quarter of 2002. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Accounts receivable or payable in foreign currencies, other than the subsidiary's local currency, are translated at the rates of exchange prevailing at the balance sheet date. The effect of the transaction's gain or loss is included in other expense, net in our Consolidated Statement of Operations.

FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002

Net Sales. Our consolidated net sales for the first quarter of 2003 were $58.6 million, an increase of $8.8 million, or 18 percent, from the comparable period in 2002. The increase in our net sales was primarily the result of new product introductions leading to market share gains in our friction products and precision component segments, improved conditions in most of the markets we serve and increased sales and production levels at our Mexican and Chinese facilities during the quarter.

          - Friction Segment. Net sales in our friction segment during the first quarter of 2003 were $31.3 million, an increase of 20 percent compared to our net sales of $26.0 million in the first quarter of 2002. Most of the increase in this segment was generated by new product introductions primarily in the construction and agriculture markets in both the United States and Europe. In spite of a general softness in the commercial aviation market, our net sales to the aerospace market were also up during the quarter, as a result of increased military aircraft sales, due to the buildup for the Iraq conflict, and an inventory realignment by one of our commercial aircraft customers. As a result, our net sales to the aerospace market in the first quarter of 2003 were up 14 percent when compared to the prior year quarter. However, we expect our sales volumes in the aerospace market for the full year 2003 to decline when compared to 2002, as a result of the continued softness in commercial air travel. We expect that most of the other markets our friction segment serves will continue to experience gradual economic improvement during the remainder of 2003. We experienced strong sales activity at our foreign operations during the quarter. As a result of new product introductions and market share gains, our Italian operation experienced a net sales increase, exclusive of any translations gains, of 23 percent in the first quarter of 2003 compared to the prior year period. We also benefited from the continuing ramp up of sales and production activity at our Chinese operation. To date, SARS has caused no adverse impact to production at our Chinese facility. However, we have limited travel by our employees to this facility until the situation in China has stabilized. A prolonged SARS epidemic could delay new product introductions in our friction segment.

          - Precision Component Segment. Net sales in our precision components segment for the first quarter of 2003 were $19.1 million, an increase of $1.9 million, or 11 percent, compared to the first quarter of 2002. The increase in net sales was primarily attributable to increased sales to our customers in the lawn and garden, truck, appliance, power tool and fluid power markets, as the general industrial segments of the domestic economy continued to show improvement during the quarter. Additionally, we gained new customers and introduced new products during the quarter which led to market share increases.

          - Performance Racing. Net sales in our performance racing segment were up slightly during the first quarter of 2003 at $4.0 million compared to $3.9 million in the first quarter of 2002, an increase of 3 percent.

          - Motor Segment. Net sales in our motor segment during the first quarter of 2003 were $4.2 million, an increase of $1.5 million, or 56 percent, from the same period in 2002. The net sales growth in the motor segment came primarily from new outsourcing business at our manufacturing facilities in the United States and Monterrey, Mexico.

Gross Profit. Our gross profit increased $2.1 million to $12.9 million during the first quarter of 2003, a 19 percent increase compared to the comparable period of 2002. The gross profit margin increased slightly in the first quarter of 2003 compared to 2002. We experienced margin improvement in our friction products and precision components segments, primarily as a result of higher sales volumes, product mix and cost containment programs. These improvements were partially offset by increased pension and employee benefit costs as well as continuing production inefficiencies in our Mexican rotor facility.

          - Friction Segment. Our friction segment reported gross profit of $7.6 million, or 24 percent, of its net sales in the first quarter of 2003 compared to $6.1 million or 23 percent of its net sales in the first quarter of 2002. The increase in this segment's gross profit margin during the quarter was primarily the result of sales volume increases during the quarter and the ability of the segment to leverage its fixed manufacturing costs associated with the volume increase as well as favorable product mix, including increased sales to the aerospace market. However, if aerospace sales decline through the rest of 2003 as we expect, our overall gross margin in this segment will be negatively affected. In the first quarter of 2003, the gross margin improvement was partially offset by increased costs, including pension and employee benefit costs.

          - Precision Components Segment. Gross profit in our precision components segment during the first quarter of 2003 was $4.0 million, or 21 percent, of our net sales compared to $3.1 million, or 18 percent, of our net sales in 2002. The increase in margin was primarily the result of product mix and sales volume increases in this segment and our ability to leverage fixed manufacturing costs associated with the volume increase.

          - Performance Racing Segment. Our performance racing segment reported gross profit of $1.3 million, or 33 percent, of its sales in the first quarter of 2003 compared to $1.4 million, or 36 percent in 2002. The gross profit margin deterioration during the quarter was primarily the result of increased labor costs.

          - Motor Segment. Our motor segment reported a break-even gross margin during the first quarter of 2003 compared to a gross margin of $0.2 million for the comparable quarter of 2002. The decline in our gross margin was primarily the result of higher than anticipated operating expenses resulting from continued operating inefficiencies and employee costs at our Mexican facility. We continue to work to resolve the operational inefficiencies at our Mexican facility, but can provide no assurances as to when these inefficiencies will be resolved.

Selling, Technical and Administrative Expenses (ST&A). Our ST&A expenses increased $0.3 million, or 3 percent, to $9.5 million in the first quarter of 2003 from $9.2 million in the comparable period of 2002. As a percentage of net sales, our ST&A expense margin improved to 16 percent in the first quarter of 2003 from 18 percent in the comparable quarter of 2002. We continued to benefit from the cost containment programs that we implemented in the second quarter of 2002. However, personnel upgrades in our precision components and performance racing segments, as well as increased pension and employee benefit costs, partially offset these cost reductions.

Income from Operations. Our income from operations increased to $3.3 million in the first quarter of 2003, or 136 percent, from $1.4 million in the comparable period of 2002. The increase in operating income was primarily the result of the gross margin improvements in our friction and precision components segments due to improved absorption of fixed costs, favorable product mix and our continuing cost control initiatives. However, this improvement was partially offset by increased pension and employee benefit costs, continued operating and employee training inefficiencies at our Mexican facility during the quarter, and increased labor costs in our performance racing segment. Our income from operations as a percentage of our net sales increased to 6 percent in the first quarter of 2003 compared to 3 percent in the comparable quarter of 2002.

As a result of the items discussed above, our results from operations at each segment were as follows:

          - Our friction segment's income from operations increased to $2.7 million, or 145 percent, in the first quarter of 2003 from $1.1 million in the comparable period of 2002.

          - Income from operations in our precision components segment was $0.8 million in the first quarter of 2003, an increase of $0.7 million compared to the year ago period in 2002.

          - Our income from operations at the performance racing segment was $0.4 million in the first quarter of 2003 compared to $0.7 million in the comparable period of 2002, a decline of 43 percent.

          - The loss from operations in our motor segment increased $0.1 million to $0.6 million in the first quarter of 2003 from a loss of $0.5 million in the comparable period in 2002.

Interest Expense. Our interest expense increased $0.2 million to $2.7 million in the first quarter of 2003 from the prior year period. Our borrowing costs were higher during the quarter as a result of the increased interest rate on the Senior Notes, which were exchanged during the fourth quarter of 2002. This increase was partially offset by lower borrowing costs during the quarter on our Bank Facility.

Other Expense, Net. Other expense was $0.3 million in the first quarter of 2003, primarily related to a write-off of assets no longer being used in our friction products business. In the comparable quarter of 2002, the expense of $0.2 million consisted primarily of bank fees associated with an amendment to our old bank credit facility.

Income Taxes. As a result of earnings in the first quarter, we recorded an income tax provision in the first quarter of 2003 of $0.2 million compared to an income tax benefit of $0.6 million in the comparable quarter of 2002. The tax benefit in 2002 was the result of losses incurred by us during the quarter.

Cumulative Effect of Change in Accounting Principle. In accordance with the requirements of SFAS 142, we recorded a charge for the cumulative effect of change in accounting principle of $17.2 million in the first quarter of 2003. This charge represents the write-off of $21.5 million of goodwill ($17.2 million, net of income taxes of $4.3 million). There was no write-off of goodwill in the first quarter of 2003.

Net Income (Loss). As a result of the factors noted above, we reported net income of $0.1 million in the first quarter of 2003, compared to a net loss of $17.8 million in the comparable quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Hawk's primary financing requirements are (1) for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product development, (2) for funding our day-to-day working capital requirements and (3) to pay interest on, and to repay principal of, our indebtedness. The primary source of funds for conducting our business activities and servicing our indebtedness has been cash generated from operations and borrowings under our Bank Facility.

Our Bank Facility, available for general corporate purposes, has a maximum commitment of $53.0 million, including a letter of credit facility of up to $5.0 million, comprised of a $50.0 million revolving credit component and a $3.0 million capital expenditure loan component. The capital expenditure loan component may be used to finance 80% of the cost of new equipment. The Bank Facility matures 120 days prior to the maturity of the Senior Notes (described below) in 2006. As of March 31, 2003, a total of $28.0 million was outstanding under the Bank Facility and we had $1.4 million of undrawn letters of credit allocated under the Bank Facility. As of March 31, 2003, we had approximately $15.6 million available for future borrowings under our Bank Facility, and we were in compliance with the financial covenants under our Bank Facility. The $15.6 million of availability at March 31, 2003, represents an increase in our availability of approximately $10.1 million compared to December 31, 2002.

Under EITF 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement", we are required to classify all of our outstanding debt under the Bank Facility as a current liability. Under the subjective acceleration clause of the Bank Facility, the lending banks may declare a default if they reasonably believe that any of the following events have occurred or could reasonably be expected to occur:

          - a material adverse effect on our business, operations or condition (financial or otherwise);

          - a material adverse effect on our ability, or any subsidiary borrower or guarantor, to comply with the terms and conditions of the Bank Facility;

          - a material adverse effect on the enforceability of any Bank Facility document or the ability of the lending banks to enforce any rights or remedies under any Bank Facility document; or

          - a material adverse effect on the validity, perfection or priority of any lien arising under the Bank Facility.

We do not believe that any of these material adverse effects have occurred or can reasonably be expected to occur. Therefore, we do not believe that the lending banks have any rights to declare a default under the subjective acceleration clause of our Bank Facility. Hawk intends to manage the Bank Facility as long-term debt with a final maturity date in 2006, as provided for in the agreement that we signed. We expect the long-term availability under the revolving credit portion of the Bank Facility to be $50.0 million for the next twelve month period, subject to the borrowing base. However, if in the future the lending banks do believe that a material adverse effect has occurred or could reasonably be expected to occur, they may declare a default and declare that all outstanding principal and interest under the Bank Facility is due and payable. We do not have sufficient cash or other credit facilities that would permit immediate repayment of the Bank Facility. If we were not able to negotiate new terms with the lending banks or other banks or lending sources, our financial condition and liquidity would be materially and adversely affected.

In October 2002, we exchanged $64.4 million of our $65.0 million, 10 1/4% Senior Notes due December 1, 2003 (Old Senior Notes), for 12% Senior Notes due December 1, 2006 (Senior Notes). The remaining principal of the Old Senior Notes in the amount of $583 remain outstanding and will mature on December 1, 2003. In addition, the holders of the Old Senior Notes that participated in the exchange for Senior Notes received a consent payment of $25.63 for each $1,000.00 of Old Senior Notes held as of October 23, 2002. The consent payment which totaled $1.6 million, was issued in the form of new Senior Notes and is payable to the holders at maturity of the Senior Notes. The Senior Notes are general unsecured senior obligations of Hawk and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. The Senior Notes accrue interest at a rate of 12% per annum. Interest payments are due December 31 and June 30. In addition, in the event that our leverage ratio exceeds 4.0 to 1.0 for the most recently ended four quarters beginning with the semi-annual period ended December 31, 2002, we will be required to pay additional payment in kind (PIK) interest at a rate ranging from .25% to 2.00% until the next semi-annual test period. Any interest payment required under this test will be made by issuing additional new Senior Notes. On April 10, 2003, we issued additional PIK interest in the amount of $124,778.11 in the form of additional new Senior Notes. The additional PIK notes are identical in all respects to the Senior Notes.

Hawk has the option to redeem the Senior Notes in whole or in part during the twelve months beginning December 1, 2002 at 105.0% of the aggregate principal amount thereof, beginning December 1, 2003 at 102.50% of the aggregate principal amount thereof and beginning December 1, 2004 at 100% of the aggregate principal amount thereof together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the Senior Note indenture, each holder of the notes will have the right to require Hawk to repurchase all or any part of such holder's notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

The Senior Notes permit Hawk and its subsidiaries to incur additional indebtedness without limitation, provided that we continue to meet a cash flow coverage and a leverage ratio. As of March 31, 2003, we did not meet the prescribed ratios. The failure to meet these ratios does not constitute a default under the Senior Note indenture. Rather, the Senior Note indenture continues to permit certain other types of indebtedness subject to certain limitations. Our Bank Facility, which is secured by liens on all of our assets and the assets of our subsidiaries, is permitted. We do not believe that our operations will be materially impacted by the limitation on indebtedness arising under the Senior Note indenture.

The Senior Notes prohibit the payment of cash dividends on the Company's Class A common stock. The Senior Notes also contain other covenants limiting the Company's ability and its subsidiaries to, among other things, make certain other restricted payments, make certain investments, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications. The Senior Notes considers non-compliance with the limitations events of default. In addition to non-payment of interest and principal amounts, the Senior Notes also considers default with respect to other indebtedness in excess of $5.0 million an event of default. In the event of a default, the principal and interest could be accelerated upon written notice by 25% or more of the holders of the notes.

Our net cash provided by operating activities was $12.5 million for the three month period ended March 31, 2003. Net cash used in our operating activities was $1.9 million for the comparable three month period of 2002. The increase in cash from operations was attributable to our net income and the decrease in our working capital assets during the quarter. The decrease in our net working capital resulted from an increase in our accounts payable, other accrued expenses and the receipt of $1.6 million in federal tax refunds during the quarter partially offset by an increase in our accounts receivable as a result of the net sales increase during the quarter. Our net working capital, exclusive of the debt outstanding under the Bank Facility, which is classified as a current liability for accounting purposes, was $40.8 million at March 31, 2003 compared to $46.4 million at March 31, 2002.

Our net cash used in investing activities was $1.5 million and $1.9 million for the three month period ended March 31, 2003 and 2002, respectively, for the purchase of property, plant and equipment.

Our net cash used in financing activities was $9.3 million for the three month period ended March 31, 2003 as a result of debt paydowns. The decrease in borrowings during the three month period ended March 31, 2003 resulted from proceeds from the decrease in our working capital assets partially offset by the purchases of property plant and equipment. Net cash provided by financing activities was $3.2 million for the three month period ended March 31, 2002 as a result of increased borrowings during the quarter primarily to support the increase in our working capital assets during the quarter.

We believe that cash flow from operating activities and borrowings under our Bank Facility will be sufficient to satisfy our working capital, capital expenditures and debt requirements and to finance continued internal growth for the next twelve months.

ACCOUNTING CHANGES

Refer to Note 8 "Recently Issued Accounting Pronouncements" of the Notes to Consolidated Financial Statements for a discussion of recent accounting pronouncements.

FORWARD LOOKING STATEMENTS

Statements that are not historical facts, including statements about our confidence in our prospects and strategies and our expectations about growth of existing markets and our ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. In addition to statements which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," "optimistic," "will" and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Many factors could cause our actual results to differ materially and adversely from those in the forward-looking statements, including the following:

          - our ability to continue to meet the terms of our Senior Debt and Bank Facility which contain a number of significant financial covenants and other restrictions;

          - the effect of our debt service requirements on funds available for operations and future business opportunities and our vulnerability to adverse general economic and industry conditions and competition;

          - the continuing impact of the reduction in air travel, the bankruptcy filings by a number of major airline companies and the weak financial condition of other airlines on our aerospace business, including the decline in gross profit margins in this market as a result of the retirement of many older airplanes that used our friction brake products;

          - the impact on our gross profit margins as a result of a decline in sales in the aerospace market;

          - our ability to effectively utilize all of our manufacturing capacity as the industrial and commercial end-markets we serve gradually improve or if improvement is not achieved as we anticipate;

          - our ability to generate profits at our facility in Mexico, including our ability to resolve the manufacturing inefficiencies being incurred at that facility;

          - the effect of competition by manufacturers using new or different technologies;

          - the effect on our international operations of unexpected changes in legal and regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, fluctuations in currency exchange rates, difficulty in accounts receivable collection and potentially adverse tax consequences;

          - our ability to negotiate new agreements, as they expire, with our unions representing certain of our employees, on terms favorable to us or without experiencing work stoppages;

          - the effect of any interruption in our supply of raw materials or a substantial increase in the price of any of the raw materials;

          -    the continuity of business relationships with major customers;

          - the ability of our products to meet stringent Federal Aviation Administration criteria and testing requirements;

          - our ability to comply with the NYSE's continued listing standards; and

          - the impact of the SARS virus on our operations in China, including the delay in new product introductions.

You must consider these risks and others that are detailed in this Form 10-Q in deciding whether to invest in our Company.

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

Interest Rate Sensitivity. At March 31, 2003, approximately 29 percent, or $28.8 million, of our debt obligations bear interest at a variable rate. Our primary interest rate risk exposure results from variable rate debt instruments. If interest rates were to increase 100 basis points (1.0%) from March 31, 2003 rates, and assuming no changes in debt from March 31, 2003 levels, our additional annual interest expense would be approximately $0.3 million. We do not engage in activities using complex or highly leveraged instruments.

The interest rates on our long-term debt reflect market rates and therefore, the carry value of long-term debt approximates fair value.

Foreign Currency Exchange Risk. The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. We currently do not hedge our foreign currency exposure and, therefore, have not entered into any forward foreign exchange contracts to hedge foreign currency transactions. We have operations outside the United States with foreign-currency denominated assets and liabilities, primarily denominated in Euro, Canadian dollars, Mexican pesos and Chinese renminbi. Because we have foreign-currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The unhedged foreign currency balance sheet exposures as of March 31, 2003 are not expected to result in a significant impact on earnings or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES.

Within the 90 days prior to the filing date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Vice President - Finance and Vice President - Controller. Based on this evaluation, the Chief Executive Officer, Vice President - Finance and Vice President - Controller concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Hawk, including our consolidated subsidiaries, required to be included in reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in lawsuits that have arisen in the ordinary course of our business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made. In our opinion, the outcome of these legal actions will not have a material adverse effect on our financial condition, liquidity or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective March 19, 2003, we issued 13,636 shares of our Class A common stock to the following individuals as part of their annual compensation for services as directors of Hawk: Paul R. Bishop, Jack Kemp, Dan T. Moore, III and Andrew T. Berlin. Each of these directors received 3,409 shares having a market value of approximately $7,500 at the time of issuance. The shares were issued without registration in an offering not involving any public offering to these four directors as permitted by Section 4(2) of the Securities Act of 1933.

ITEM 5.  OTHER INFORMATION

On January 2, 2003 we announced that the New York Stock Exchange (NYSE) accepted our business plan for continued listing on the exchange. As a result, we will continue to be listed on the NYSE, subject to quarterly monitoring to the goals outlined in our plan presented to the NYSE. Our plan includes steps to comply with the NYSE's continued listing criteria of maintaining stockholders' equity of not less than $50.0 million and an average market capitalization of not less than $50.0 million over a 30 trading-day period. Hawk will work with the NYSE to achieve the plan's goals by March 2004. Failure to achieve the plan's goal by March 2004 will result in Hawk being subject to NYSE trading suspension and delisting.

Our total market capitalization based on the 8.6 million shares of our common stock and the $2.58 per share closing price of our common stock on March 31, 2003 was approximately $22.2 million. As of May 14, 2003, based on the closing price of our common stock of $3.29 per share, our total market capitalization was approximately $28.3 million. Our shareholder's equity at March 31, 2003 was $45.6 million. Because our Bank Facility and Senior Notes do not contain a financial covenant requiring continued NYSE listing, we do not believe our liquidity will be adversely affected if we are unable to conduct our operations in accordance with our business plan submitted to the NYSE. If we are unable to reach the minimum NYSE listing standards by March 2004, we intend to seek an alternative market for the listing of our common stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

            10.1* Employment Agreement dated as of August 7, 2001, between the Company and W. Michael Corkran

            10.2* Employment Agreement dated as of January 27, 2000, between the Company and Steven J. Campbell

            99.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            99.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                        -----------------

                        * filed herewith


            (b)         Reports on Form 8-K:

                        We have filed four reports on Form 8-K since December 31, 2002:

                        A report dated January 3, 2003, reporting information relating to our announcement that the New York Stock Exchange accepted our proposed plan for complying with all of the NYSE's continued listing standards.

                        A report dated February 11, 2003, reporting our financial results for the fourth quarter of 2002 and for the full year of 2002.

                        A report dated April 29, 2003 reporting our financial results for the first quarter of 2003.

                        A report dated May 6, 2003 reporting information relating to a meeting we held with analysts to discuss operations, markets, revenues, earnings and a 4-year growth plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003                   HAWK CORPORATION

                                     By: /s/ RONALD E. WEINBERG
                                        -----------------------
                                     Ronald E. Weinberg
                                     Chairman and CEO

                                     By: /s/ THOMAS A. GILBRIDE
                                        -----------------------
                                     Thomas A. Gilbride
                                     Vice President - Finance and Treasurer
                                     (Principal Financial Officer)

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

Date: May 15, 2003

/s/ RONALD E. WEINBERG
----------------------
Ronald E. Weinberg
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

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

Date: May 15, 2003

/s/ THOMAS A. GILBRIDE
----------------------
Thomas A. Gilbride
Vice President - Finance
(Principal Financial Officer)