Form 10-Q
period 2003-06-30
HAWK CORP
filed 2003-08-14
CIK 849240

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

As of August 13, 2003,the Registrant had the following number of shares of common stock outstanding:

          Class A Common Stock, $0.01 par value:         8,571,626

          Class B Common Stock, $0.01 par value:          None (0)

As used in this Form 10-Q, the terms "Company," "Hawk," "Registrant," "we," "us," and "our" mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of June 30, 2003.

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

          Item 1.      Financial Statements (Unaudited)                       3

          Item 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations         21

          Item 3.      Quantitative and Qualitative Disclosures about
                       Market Risk                                           32

          Item 4.      Controls and Procedures                               32

PART II.  OTHER INFORMATION

          Item 1.      Legal Proceedings                                     33

          Item 4.      Submission of Matters to a Vote of Security Holders   33

          Item 5.      Other Information                                     33

          Item 6.      Exhibits and Reports on Form 8-K                      34

SIGNATURES                                                                   35

PART I.  FINANCIAL INFORMATION


ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

                                HAWK CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      JUNE 30,      DECEMBER 31,
                                                        2003           2002
                                                      --------      ------------
ASSETS

Current assets:
   Cash and cash equivalents                          $  1,128        $  1,702
   Accounts receivable, less allowance of
     $474 in 2003 and $482 in 2002                      36,618          32,761
   Inventories:
     Raw material and work-in-process                   21,206          20,597
     Finished products                                  11,252          12,664
                                                      --------        --------
   Total Inventories                                    32,458          33,261
   Deferred income taxes                                 1,752             745
   Taxes receivable                                      1,048           4,321
   Other current assets                                  3,675           4,008
                                                      --------        --------
Total current assets                                    76,679          76,798

Property, plant and equipment:
   Land and improvements                                 1,689           1,676
   Buildings and improvements                           20,001          19,604
   Machinery and equipment                             105,128         100,840
   Furniture and fixtures                                8,335           7,920
   Construction in progress                              4,274           6,385
                                                      --------        --------
                                                       139,427         136,425
Less accumulated depreciation and amortization          74,371          68,533
                                                      --------        --------
Total property, plant and equipment                     65,056          67,892

Other assets:
   Goodwill                                             32,495          32,495
   Other intangible assets                              10,315          10,701
   Shareholder notes                                     1,010           1,010
   Other                                                 4,470           4,972
                                                      --------        --------
Total other assets                                      48,290          49,178

Total assets                                          $190,025        $193,868
                                                      ========        ========

                                HAWK CORPORATION
             CONSOLIDATED BALANCE SHEETS - (UNAUDITED) (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     JUNE 30,       DECEMBER 31,
                                                                      2003             2002
                                                                    ---------       ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $  20,331         $  17,851
   Accrued compensation                                                 5,644             4,302
   Other accrued expenses                                              11,628             5,172
   Bank Facility                                                       21,010            36,327
   Current portion of long-term debt                                    2,598             3,103
                                                                    ---------         ---------
Total current liabilities                                              61,211            66,755

Long-term liabilities:
   Long-term debt                                                      68,674            69,523
   Deferred income taxes                                                6,256             6,233
   Other                                                                6,847             6,523
                                                                    ---------         ---------
Total long-term liabilities                                            81,777            82,279
Shareholders' equity:
   Series D preferred stock, $.01 par value; an aggregate
     liquidation value of $1,530, plus any unpaid dividends
     with 9.8% cumulative dividend (1,530 shares authorized,
     issued and outstanding)                                                1                 1
   Series E preferred stock, $.01 par value; 100,000 shares
     authorized; none issued or outstanding
   Class A common stock, $.01 par value; 75,000,000
     shares authorized; 9,187,750 issued; and 8,571,626
     and 8,557,990 outstanding in 2003 and 2002,
     respectively                                                          92                92
   Class B common stock, $.01 par value; 10,000,000
     shares authorized; none issued or outstanding
   Additional paid-in capital                                          54,547            54,616
   Retained earnings                                                    1,741             1,228
   Accumulated other comprehensive loss                                (4,776)           (6,436)
   Treasury stock, at cost, 616,124 and 629,760
     shares in 2003 and 2002, respectively                             (4,568)           (4,667)
                                                                    ---------         ---------
Total shareholders' equity                                             47,037            44,834
                                                                    ---------         ---------
Total liabilities and shareholders' equity                          $ 190,025         $ 193,868
                                                                    =========         =========

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

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30,                          JUNE 30,
                                                                   2003             2002              2003              2002
                                                                ---------         ---------         ---------         ---------

Net sales                                                       $  55,928         $  50,349         $ 114,518         $ 100,153
Cost of sales                                                      43,462            38,723            89,386            77,748
                                                                ---------         ---------         ---------         ---------
Gross profit                                                       12,466            11,626            25,132            22,405

Operating expenses:
   Selling, technical and administrative expenses                   8,676             8,295            18,140            17,493
   Amortization of intangibles                                        192               214               389               417
                                                                ---------         ---------         ---------         ---------
Total operating expenses                                            8,868             8,509            18,529            17,910
                                                                ---------         ---------         ---------         ---------
Income from operations                                              3,598             3,117             6,603             4,495

Interest expense, net                                              (2,721)           (2,483)           (5,454)           (4,871)
Other (expense) income, net                                            (8)              (93)               18              (295)
                                                                ---------         ---------         ---------         ---------
Income (loss) before income taxes                                     869               541             1,167              (671)
Income tax provision (benefit)                                        400               302               579              (310)
                                                                ---------         ---------         ---------         ---------
Net income (loss) before cumulative effect of change
   in accounting principle                                            469               239               588              (361)
Cumulative effect of change in accounting principle,
   net of tax of $4,252                                                                                                 (17,200)
                                                                ---------         ---------         ---------         ---------
Net income (loss)                                               $     469         $     239         $     588         $ (17,561)
                                                                =========         =========         =========         =========

Earnings (loss) per share:
   Basic earnings (loss) per share:
   Basic earnings (loss) before cumulative effect of
     change in accounting principle                             $     .05         $     .02         $     .06         $    (.05)
   Cumulative effect of change in accounting principle                                                                    (2.01)
                                                                ---------         ---------         ---------         ---------
   Net earnings (loss) per basic share                          $     .05         $     .02         $     .06         $   (2.06)
                                                                =========         =========         =========         =========

   Diluted earnings (loss) per share:
     Diluted earnings (loss) before cumulative effect of
       change in accounting principle                           $     .05         $     .02         $     .06         $    (.05)
     Cumulative effect of change in accounting principle                                                                  (2.01)
                                                                ---------         ---------         ---------         ---------
   Net earnings (loss) per diluted share                        $     .05         $     .02         $     .06         $   (2.06)
                                                                =========         =========         =========         =========

See notes to consolidated financial statements.

                                HAWK CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                              2003             2002
                                                                            --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                           $    588         $(17,561)
Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization                                             6,255            6,260
     Deferred taxes                                                             (988)
     Cumulative effect of change in accounting principle, net of tax                           17,200
     Loss on fixed assets                                                        550
     Changes in operating assets and liabilities:
         Accounts receivable                                                  (2,861)          (8,241)
         Inventories                                                           1,450           (1,250)
         Other assets                                                          3,678             (345)
         Accounts payable                                                      2,041            1,023
         Other                                                                 8,280            1,191
                                                                            --------         --------
Net cash provided by (used in) operating activities                           18,993           (1,723)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment                                    (3,302)          (4,170)
Proceeds from sale of assets                                                     528
                                                                            --------         --------
Net cash used in investing activities                                         (2,774)          (4,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                  27,237           32,503
Payments on long-term debt                                                   (43,951)         (26,811)
Payments of preferred stock dividends                                            (75)             (75)
                                                                            --------         --------
Net cash (used in) provided by financing activities                          (16,789)           5,617
                                                                            --------         --------

Effect of exchange rate changes on cash                                           (4)             120
                                                                            --------         --------
Net decrease in cash and cash equivalents                                       (574)            (156)
Cash and cash equivalents at beginning of year                                 1,702            3,084
                                                                            --------         --------
Cash and cash equivalents at end of period                                  $  1,128         $  2,928
                                                                            ========         ========


See notes to consolidated financial statements.

                                HAWK CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  JUNE 30, 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (Company) for the year ended December 31, 2002.

The Company, through its business segments, designs, engineers, manufactures and markets specialized components used in a variety of industrial, commercial and aerospace applications.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.

Certain amounts have been reclassified in 2002 to conform to the 2003 presentation.


NOTE 2 - INTANGIBLE ASSETS

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

Friction products                     $11,100
Performance racing                      4,007
Motor                                   6,345
                                      -------
Total                                 $21,452
                                      =======

The fair value of goodwill was estimated using a combination of a discounted cash flow valuation model and a market approach comparing the Company's reporting units to similar peer group companies, as well as acquisitions having similar characteristics. The discounted cash flow valuation model was based on future estimated operating cash flows, incorporating a discount rate commensurate with the risks for each reporting unit and assumptions that were consistent with the Company's operating plans and estimates used to manage each of the underlying reporting units. The impairment resulted from the carrying value exceeding the fair value of certain reporting units, and was primarily due

NOTE 2 - INTANGIBLE ASSETS - CON'T

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

The components of other intangible assets as of June 30, 2003 and December 31, 2002 are as follows:

                                               JUNE 30, 2003                                DECEMBER 31, 2002
                                  ---------------------------------------         ---------------------------------------
                                                ACCUMULATED                                    ACCUMULATED
                                   GROSS        AMORTIZATION        NET            GROSS       AMORTIZATION         NET
                                  -------       ------------      -------         -------      ------------       -------
Intangible assets subject
  to amortization:
  Product certifications          $20,820         $10,624         $10,196         $20,820         $10,264         $10,556
  Other intangible assets           2,719           2,600             119           2,719           2,574             145
                                  -------         -------         -------         -------         -------         -------
Total                             $23,539         $13,224         $10,315         $23,539         $12,838         $10,701
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

A summary of the Company's net goodwill at June 30, 2003 and December 31, 2002 by reportable segment is as follows:

Precision components         $28,109
Performance racing             4,386
                             -------
Total                        $32,495
                             =======


NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                            JUNE 30,                        JUNE 30,
                                      2003            2002            2003            2002
                                    --------        --------        --------        --------
Net income (loss)                   $    469        $    239        $    588        $(17,561)
Foreign currency translation           1,024             813           1,660             484
                                    --------        --------        --------        --------
Comprehensive income (loss)         $  1,493        $  1,052        $  2,248        $(17,077)
                                    ========        ========        ========        ========

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes materials, labor and overhead and is determined by the first-in, first-out (FIFO) method.

NOTE 5 - EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are computed as follows:

                                                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                            JUNE 30,                    JUNE 30,
                                                                       2003          2002          2003         2002
                                                                     --------      --------      --------      --------

Numerator:
    Net earnings (loss) before cumulative effect of change in
    accounting principle                                             $    469      $    239      $    588      $   (361)
    Preferred stock dividend                                              (37)          (37)          (75)          (75)
                                                                     --------      --------      --------      --------
    Net earnings (loss) before cumulative effect of change in
    accounting principle available to common shareholders            $    432      $    202      $    513      $   (436)
                                                                     ========      ========      ========      ========

    Cumulative effect of change in accounting principle                                                         (17,200)
                                                                     --------      --------      --------      --------
    Net earnings (loss) available to common shareholders             $    432      $    202      $    513      $(17,636)
                                                                     ========      ========      ========      ========


Denominator:
    Denominator for basic earnings (loss) per share-
       Weighted average shares                                          8,572         8,557         8,566         8,556
    Effect of dilutive securities:
       Stock options                                                                    100
                                                                     --------      --------      --------      --------
    Denominator for diluted earnings (loss) per share-
       adjusted weighted-average shares                                 8,572         8,657         8,566         8,556


   Basic earnings (loss) per share:
     Basic earnings (loss) before cumulative effect of change in
       accounting principle                                          $    .05      $    .02      $    .06      $   (.05)

     Cumulative effect of change in accounting principle                                                          (2.01)
                                                                     --------      --------      --------      --------
   Net earnings (loss) per basic share                               $    .05      $    .02      $    .06      $  (2.06)
                                                                     ========      ========      ========      ========

   Diluted earnings (loss) per share:
     Diluted earnings (loss) before cumulative effect of change
       in accounting principle                                       $    .05      $    .02      $    .06      $   (.05)

     Cumulative effect of change in accounting principle                                                          (2.01)
                                                                     --------      --------      --------      --------
   Net earnings (loss) per diluted share                             $    .05      $    .02      $    .06      $  (2.06)
                                                                     ========      ========      ========      ========

NOTE 6 - EMPLOYEE STOCK OPTION PLAN

In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) the Company has elected to continue applying the provisions of Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date. The following illustrates the pro forma effect on net income
(loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123:


                                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         JUNE 30,                       JUNE 30,
                                                                   2003           2002            2003           2002
                                                                 --------       --------        --------       --------
Net income (loss) as reported                                    $    469       $    239        $    588       $(17,561)

Employee stock-based compensation expense determined under
fair value based methods, net of tax                                  109            274             242            581
                                                                 --------       --------        --------       --------
Pro forma net income (loss)                                      $    360       $    (35)       $    346       $(18,142)
                                                                 ========       ========        ========       ========

Net earnings (loss) per share (basic and diluted):
As reported                                                      $    .05       $    .02        $    .06       $  (2.06)
                                                                 ========       ========        ========       ========
Pro forma                                                        $    .04       $   (.01)       $    .03       $  (2.13)
                                                                 ========       ========        ========       ========

On June 27, 2003, the Company offered to its employees, who are not members of the board of directors, the opportunity to exchange all outstanding options to purchase shares of the Company's Class A common stock having an exercise price of $6.00 per share or more for new options to be granted under the Company's 1997 Stock Option Plan and 2000 Long Term Incentive Plan upon the terms and conditions set forth in the Offer to Exchange dated June 27, 2003 (Offer to Exchange).

The Offer to Exchange, including all withdrawal rights, expired at midnight, Eastern Time, on July 28, 2003. A total of 65 eligible employees participated in the Offer to Exchange. Promptly upon expiration of the Offer to Exchange, the Company accepted for cancellation options to purchase an aggregate of 268,850 shares of common stock, representing approximately 96% of the shares of common stock subject to options that were eligible to be exchanged under the Offer to Exchange. Subject to the terms and conditions of the Offer to Exchange, the Company will grant new options under its 1997 Stock Option Plan and 2000 Long Term Incentive Plan on or about January 30, 2004 in exchange for options tendered and accepted pursuant to the Offer to Exchange.

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

The precision component segment engineers, manufactures and markets specialized powder metal components, used primarily in industrial applications. The Company, through this segment, targets four areas of the powder metal component marketplace: high precision components that are used in fluid power applications, large powder metal

NOTE 7 - BUSINESS SEGMENTS  - CON'T

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

The motor segment engineers, manufactures and markets die-cast aluminum rotors for use in the fractional and subfractional horsepower electric motors. The Company, through this segment, targets a wide variety of applications such as appliances, business equipment, pumps and fans.

Certain information by segment is as follows:

                                             THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                   JUNE 30,                              JUNE 30,
                                           2003               2002               2003               2002
                                         ---------          ---------          ---------          ---------
Net sales to external customers:
   Friction products                     $  31,872          $  27,102          $  63,171          $  53,135
   Precision components                     16,683             17,125             35,742             34,331
   Performance racing                        3,328              3,326              7,324              7,221
   Motor                                     4,045              2,796              8,281              5,466
                                         ---------          ---------          ---------          ---------
Consolidated                             $  55,928          $  50,349          $ 114,518          $ 100,153
                                         =========          =========          =========          =========


Gross profit:
   Friction products                     $   8,986          $   6,946          $  16,290          $  12,982
   Precision components                      3,171              3,576              7,215              6,703
   Performance racing                          894              1,152              2,151              2,565
   Motor                                      (585)               (48)              (524)               155
                                         ---------          ---------          ---------          ---------
Consolidated                             $  12,466          $  11,626          $  25,132          $  22,405
                                         =========          =========          =========          =========


Income (loss) from operations:
   Friction products                     $   4,203          $   2,944          $   6,639          $   3,842
   Precision components                        567                914              1,337              1,053
   Performance racing                          147                (29)               563                795
   Motor                                    (1,319)              (712)            (1,936)            (1,195)
                                         ---------          ---------          ---------          ---------
Consolidated                             $   3,598          $   3,117          $   6,603          $   4,495
                                         =========          =========          =========          =========


Depreciation and amortization:
   Friction products                     $   1,880          $   1,985          $   3,788          $   3,893
   Precision components                        906                923              1,806              1,867
   Performance racing                           62                 48                131                 86
   Motor                                       295                211                530                414
                                         ---------          ---------          ---------          ---------
Consolidated                             $   3,143          $   3,167          $   6,255          $   6,260
                                         =========          =========          =========          =========

NOTE 8 - SUPPLEMENTAL GUARANTOR INFORMATION

Each of the Company's Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium and interest with respect to the Senior Notes. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.

The following supplemental unaudited consolidating condensed financial statements present (in thousands):

     1. Consolidating condensed balance sheets as of June 30, 2003 and December 31, 2002, consolidating condensed statements of operations for the three and six months ended June 30, 2003 and 2002 and consolidating condensed statements of cash flows for the six months ended June 30, 2003 and 2002.

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

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)

                                                                                    JUNE 30, 2003
                                             -------------------------------------------------------------------------------------
                                                              COMBINED           COMBINED
                                                              GUARANTOR        NON-GUARANTOR
                                              PARENT         SUBSIDIARIES       SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                             ---------       ------------       ------------       ------------       ------------
ASSETS
Current assets:
   Cash and cash equivalents                 $      73         $      68          $     987                             $   1,128
   Accounts receivable, net                                       22,855             13,763                                36,618
   Inventories, net                                               23,303              9,410          $    (255)            32,458
   Deferred income taxes                         1,565                                  187                                 1,752
   Tax receivable                                1,048                                                                      1,048
   Other current assets                          1,489             1,276                910                                 3,675
                                             ---------         ---------          ---------          ---------          ---------
Total current assets                             4,175            47,502             25,257               (255)            76,679
Investment in subsidiaries                         794            (3,231)                                2,437
Inter-company advances, net                    154,469            25,609            (21,102)          (158,976)
Property, plant and equipment, net                   5            54,454             10,597                                65,056
Intangible assets                                   72            42,738                                                   42,810
Other                                            4,911               348              1,231             (1,010)             5,480
                                             ---------         ---------          ---------          ---------          ---------
TOTAL ASSETS                                 $ 164,426         $ 167,420          $  15,983          $(157,804)         $ 190,025
                                             =========         =========          =========          =========          =========
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                            $  13,409          $   6,922                             $  20,331
   Accrued compensation                      $     578             3,540              1,526                                 5,644
   Other accrued expenses                        5,629             4,756              1,401          $    (158)            11,628
   Bank facility                                21,010                                                                     21,010
   Current portion of long-term debt               583             1,392                623                                 2,598
                                             ---------         ---------          ---------          ---------          ---------
Total current liabilities                       27,800            23,097             10,472               (158)            61,211

Long-term liabilities:
   Long-term debt                               66,184             2,029                461                                68,674
   Deferred income taxes                         6,024                                  232                                 6,256
   Other                                                           4,929              1,918                                 6,847
   Inter-company advances, net                   1,128           151,765              6,131           (159,024)
                                             ---------         ---------          ---------          ---------          ---------
Total long-term liabilities                     73,336           158,723              8,742           (159,024)            81,777
                                             ---------         ---------          ---------          ---------          ---------
Total liabilities                              101,136           181,820             19,214           (159,182)           142,988
Shareholders' equity (deficit)                  63,290           (14,400)            (3,231)             1,378             47,037
                                             ---------         ---------          ---------          ---------          ---------

TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                    $ 164,426         $ 167,420          $  15,983          $(157,804)         $ 190,025
                                             =========         =========          =========          =========          =========

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                            BALANCE SHEET (UNAUDITED)

                                                                          DECEMBER 31, 2002
                                           -----------------------------------------------------------------------------
                                                          Combined         Combined
                                                          Guarantor      Non-Guarantor
                                            Parent       Subsidiaries     Subsidiaries     Eliminations     Consolidated
                                           ---------     ------------    -------------     ------------     ------------
ASSETS
Current assets:
    Cash and cash equivalents              $     116       $     351        $   1,235                         $   1,702
    Accounts receivable, net                                  22,416           10,345                            32,761
    Inventories, net                                          24,692            8,569                            33,261
    Deferred income taxes                        577                              168                               745
    Taxes receivable                           4,321                                                              4,321
    Other current assets                       1,439           1,721              848                             4,008
                                           ---------       ---------        ---------        ---------        ---------
Total current assets                           6,453          49,180           21,165                            76,798
Investment in subsidiaries                       794          (3,154)                        $   2,360
Inter-company advances, net                  160,859          25,515          (21,452)        (164,922)
Property, plant and equipment                      9          57,415           10,468                            67,892
Intangible assets                                 72          43,124                                             43,196
Other                                          4,916           1,136              940           (1,010)           5,982
                                           ---------       ---------        ---------        ---------        ---------
TOTAL ASSETS                               $ 173,103       $ 173,216        $  11,121        $(163,572)       $ 193,868
                                           =========       =========        =========        =========        =========
LIABILITIES AND SHAREHOLDERS'
   EQUITY
Current liabilities:
   Accounts payable                                        $  13,342        $   4,509                         $  17,851
   Accrued compensation                                        3,231            1,071                             4,302
   Other accrued expenses                  $   1,358           2,899              915                             5,172
   Bank facility                              36,327                                                             36,327
   Current portion of long-term debt             583           2,250              270                             3,103
                                           ---------       ---------        ---------        ---------        ---------
Total current liabilities                     38,268          21,722            6,765                            66,755
Long-term liabilities:
   Long-term debt                             66,059           2,885              579                            69,523
   Deferred income taxes                       6,024                              209                             6,233
   Other                                                       4,902            1,621                             6,523
   Inter-company advances, net                 1,128         158,808            5,101        $(165,037)
                                           ---------       ---------        ---------        ---------        ---------
Total long-term liabilities                   73,211         166,595            7,510         (165,037)          82,279
                                           ---------       ---------        ---------        ---------        ---------
Total liabilities                            111,479         188,317           14,275         (165,037)         149,034
Shareholders' equity (deficit)                61,624         (15,101)          (3,154)           1,465           44,834
                                           ---------       ---------        ---------        ---------        ---------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                  $ 173,103       $ 173,216        $  11,121        $(163,572)       $ 193,868
                                           =========       =========        =========        =========        =========

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                                   THREE MONTHS ENDED JUNE 30, 2003
                                          --------------------------------------------------------------------------
                                                          COMBINED        COMBINED
                                                         GUARANTOR      NON-GUARANTOR
                                           PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                          --------      ------------    -------------   ------------    ------------

Net sales                                                 $ 46,536        $ 11,864        $ (2,472)       $ 55,928
Cost of sales                                               35,444          10,490          (2,472)         43,462
                                          --------        --------        --------        --------        --------
Gross profit                                                11,092           1,374                          12,466

Expenses:
   Selling, technical and
     administrative expenses              $     89           7,212           1,375                           8,676
   Amortization of intangibles                   2             190                                             192
                                          --------        --------        --------        --------        --------
Total expenses                                  91           7,402           1,375                           8,868
                                          --------        --------        --------        --------        --------
(Loss) income from operations                  (91)          3,690              (1)                          3,598
Interest income (expense), net                 883          (3,385)           (219)                         (2,721)
(Loss) income from equity investees           (516)           (703)                          1,219
Other income (expense), net                                     (3)             (5)                             (8)
                                          --------        --------        --------        --------        --------
Income (loss) before income taxes              276            (401)           (225)          1,219             869
Income tax (benefit) provision                (193)            115             478                             400
                                          --------        --------        --------        --------        --------
NET INCOME (LOSS)                         $    469        $   (516)       $   (703)       $  1,219        $    469
                                          ========        ========        ========        ========        ========

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                          INCOME STATEMENT (UNAUDITED)

                                                                 THREE MONTHS ENDED JUNE 30, 2002
                                           --------------------------------------------------------------------------
                                                           COMBINED        COMBINED
                                                          GUARANTOR      NON-GUARANTOR
                                            PARENT       SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                           --------      ------------    ------------    ------------    ------------

Net sales                                                  $ 42,671        $  7,678                        $ 50,349
Cost of sales                                                32,332           6,391                          38,723
                                           --------        --------        --------        --------        --------
Gross profit                                                 10,339           1,287                          11,626

Expenses:
   Selling, technical and
     administrative expenses               $   (386)          7,486           1,195                           8,295
   Amortization of intangible assets              2             212                                             214
                                           --------        --------        --------        --------        --------
Total expenses                                 (384)          7,698           1,195                           8,509
                                           --------        --------        --------        --------        --------
Income from operations                          384           2,641              92                           3,117
Interest income (expense), net                  912          (3,182)           (213)                         (2,483)
Loss from equity investees                     (725)           (370)                       $  1,095
Other (expense) income, net                    (108)            (13)             28                             (93)
                                           --------        --------        --------        --------        --------
Income (loss) before income taxes               463            (924)            (93)          1,095             541
Income tax provision (benefit)                  224            (199)            277                             302
                                           --------        --------        --------        --------        --------

NET INCOME (LOSS)                          $    239        $   (725)       $   (370)       $  1,095        $    239
                                           ========        ========        ========        ========        ========

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                       STATEMENT OF OPERATIONS (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE 30, 2003
                                           ----------------------------------------------------------------------------------
                                                             COMBINED         COMBINED
                                                            GUARANTOR       NON-GUARANTOR
                                             PARENT        SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                           ---------       ------------     -------------      ------------      ------------

Net sales                                                    $  96,131         $  22,686         $  (4,299)        $ 114,518
Cost of sales                                                   73,988            19,697            (4,299)           89,386
                                           ---------         ---------         ---------         ---------         ---------
Gross profit                                                    22,143             2,989                              25,132

Expenses:
   Selling, technical and
     administrative expenses               $     174            15,400             2,566                              18,140
   Amortization of intangibles                     4               385                                                   389
                                           ---------         ---------         ---------         ---------         ---------
Total expenses                                   178            15,785             2,566                              18,529
                                           ---------         ---------         ---------         ---------         ---------
(Loss) income from operations                   (178)            6,358               423                               6,603
Interest income (expense), net                 1,793            (6,808)             (439)                             (5,454)
(Loss) income from equity investees           (1,124)             (848)                              1,972
Other income (expense), net                                         15                 3                                  18
                                           ---------         ---------         ---------         ---------         ---------
Income (loss) before income taxes                491            (1,283)              (13)            1,972             1,167
Income tax (benefit) provision                   (97)             (159)              835                                 579
                                           ---------         ---------         ---------         ---------         ---------
NET INCOME (LOSS)                          $     588         $  (1,124)        $    (848)        $   1,972         $     588
                                           =========         =========         =========         =========         =========

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                       STATEMENT OF OPERATIONS (UNAUDITED)


                                                                        SIX MONTHS ENDED JUNE 30, 2002
                                            ----------------------------------------------------------------------------------
                                                              COMBINED          COMBINED
                                                             GUARANTOR        NON-GUARANTOR
                                             PARENT         SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                            ---------       ------------      -------------     ------------      ------------

Net sales                                                     $  85,427         $  14,726                           $ 100,153
Cost of sales                                                    65,132            12,616                              77,748
                                            ---------         ---------         ---------         ---------         ---------
Gross profit                                                     20,295             2,110                              22,405

Expenses:
   Selling, technical and
     administrative expenses                $      14            15,211             2,268                              17,493
   Amortization of intangible assets                4               413                                                   417
                                            ---------         ---------         ---------         ---------         ---------
Total expenses                                     18            15,624             2,268                              17,910
                                            ---------         ---------         ---------         ---------         ---------
(Loss) income from operations                     (18)            4,671              (158)                              4,495
Interest income (expense), net                  1,823            (6,273)             (421)                             (4,871)
Loss from equity investees                    (19,038)             (951)                          $  19,989
Other (expense) income, net                      (285)                7               (17)                               (295)
                                            ---------         ---------         ---------         ---------         ---------
Loss before income taxes                      (17,518)           (2,546)             (596)           19,989              (671)
Income tax (benefit) provision                    (36)             (629)              355                                (310)
                                            ---------         ---------         ---------         ---------         ---------
Net loss before cumulative effect of
change in accounting principle                (17,482)           (1,917)             (951)           19,989              (361)
Cumulative effect of change in
accounting principle, net of tax                  (79)          (17,121)                                              (17,200)
                                            ---------         ---------         ---------         ---------         ---------
NET LOSS                                    $ (17,561)        $ (19,038)        $    (951)        $  19,989         $ (17,561)
                                            =========         =========         =========         =========         =========

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                                         SIX MONTHS ENDED JUNE 30, 2003
                                               ------------------------------------------------------------------------------
                                                               COMBINED         COMBINED
                                                               GUARANTOR       NON-GUARANTOR
                                                PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS      CONSOLIDATED
                                               -------        ------------     -------------   ------------      ------------

Net cash provided by operating
   activities                                  $15,259          $ 3,511          $   223                           $18,993
                                               -------          -------          -------          -------          -------

Cash flows from investing activities:
   Purchase of property, plant and
     equipment                                                   (2,652)            (650)                           (3,302)
   Proceeds from sale of assets                                     528                                                528
                                               -------          -------          -------          -------          -------
Net cash used in investing activities                            (2,124)            (650)                           (2,774)

Cash flows from financing activities:
   Proceeds from debt                           26,936               34              267                            27,237
   Payments on debt                            (42,163)          (1,712)             (76)                          (43,951)
   Payment of preferred stock dividend             (75)                                                                (75)
                                               -------          -------          -------          -------          -------
Net cash (used in) provided by
   financing activities                        (15,302)          (1,678)             191                           (16,789)

Effect of currency rate changes                                       8              (12)                               (4)
Net (decrease) in cash and cash
   equivalents                                     (43)            (283)            (248)                             (574)
                                               -------          -------          -------          -------          -------
Cash and cash equivalents
   at beginning of period                          116              351            1,235                             1,702
                                               -------          -------          -------          -------          -------
Cash and cash equivalents
   at end of period                            $    73          $    68          $   987                           $ 1,128
                                               =======          =======          =======          =======          =======

                      SUPPLEMENTAL CONSOLIDATING CONDENSED
                         CASH FLOW STATEMENT (UNAUDITED)

                                                                          SIX MONTHS ENDED JUNE 30, 2002
                                               ----------------------------------------------------------------------------------
                                                                 COMBINED          COMBINED
                                                                GUARANTOR        NON-GUARANTOR
                                                PARENT         SUBSIDIARIES      SUBSIDIARIES      ELIMINATIONS      CONSOLIDATED
                                               --------        ------------      -------------     ------------      ------------

Net cash (used in) provided by
   operating activities                        $ (6,976)         $  3,367          $  1,886                            $ (1,723)

Cash flows from investing activities:
   Purchase of property, plant and
     equipment                                                     (3,689)             (481)                             (4,170)
                                               --------          --------          --------          --------          --------
Net cash used in investing activities                              (3,689)             (481)                             (4,170)


Cash flows from financing activities:
   Proceeds from debt                            32,170               333                                                32,503
   Payments on debt                             (25,620)           (1,063)             (128)                            (26,811)
   Payment of preferred stock dividend              (75)                                                                    (75)
                                               --------          --------          --------          --------          --------
Net cash provided by (used in)
   financing activities                           6,475              (730)             (128)                              5,617
Effect of currency rate changes                                     1,144            (1,024)                                120
Net (decrease) increase in cash and
   cash equivalents                                (501)               92               253                                (156)
                                               --------          --------          --------          --------          --------
Cash and cash equivalents
   at beginning of period                      $  1,073          $    247          $  1,764                            $  3,084
                                               --------          --------          --------          --------          --------
Cash and cash equivalents
   at end of period                            $    572          $    339          $  2,017          $      0          $  2,928
                                               ========          ========          ========          ========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

GENERAL

Hawk operates in four reportable segments: friction products, precision components, performance racing and motor. We focus on manufacturing products requiring sophisticated engineering and production techniques for applications in markets in which we have achieved a significant market share.

     o    Friction Products

          We believe that, based on net sales, we are one of the top worldwide manufacturers of friction products used in industrial, agricultural, power-sports and aerospace applications. Our friction products segment manufactures products made from proprietary formulations of composite materials that primarily consist of metal powders, synthetic and natural fibers. Friction products are the parts used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. The principal markets served by our friction products segment include construction vehicles, agricultural vehicles, trucks, recreational vehicles, commercial aviation and general aviation. We believe we are:

          o a leading domestic supplier of friction products for construction equipment, agricultural equipment and trucks,

          o the only independent supplier of friction materials for braking systems for new and existing series of many commercial aircraft models, including Boeing's 737, 757 and MD-80 jet series, and several regional jet aircraft, including the Canadair regional jet series,

          o one of the largest supplier of friction materials for the growing general aviation market, including numerous new and existing series of Gulfstream, Cessna, Lear and Beech aircraft, and

          o a leading domestic supplier of friction products into specialty markets such as motorcycles, all terrain vehicles (ATVs) and snowmobiles.

     o    Precision Components

          We are a leading supplier of powder metal components for industrial equipment, lawn and garden equipment, appliances, hand tools and trucks. We use composite metal alloys in powder form to manufacture high quality custom-engineered metal components. Our precision components segment serves four specific areas of the powder metal marketplace:

          o tight tolerance fluid power components such as pump elements and gears,

          o large powder metal components used primarily in construction equipment, agricultural equipment and trucks,

          o high volume parts for the lawn and garden, appliance and other markets, and


          o metal injected molded parts for a variety of industries, including small hand tools and telecommunications.

     o    Performance Racing

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

     o    Motor

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


As of June 30, 2003, Hawk had approximately 1,650 employees and 17 manufacturing, research and administrative sites in five countries.


CRITICAL ACCOUNTING POLICIES

Hawk's critical accounting policies require the application of significant judgment by us in the preparation of our financial statements. In applying these policies, we use our best judgment to determine the underlying assumptions that are used in calculating the estimates that affect the reported values on our financial statements. We base our estimates and assumptions on historical experience and other factors that we consider relevant. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material. Hawk's critical accounting policies include the following:

     o Revenue Recognition. Revenues are recognized when products are shipped and title has transferred to the customer.

     o Allowance for Doubtful Accounts. Our policy regarding the collectibility of accounts receivable is based on a number of factors. In circumstances where a specific customer is unable to pay its obligations, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount that we reasonably expect to collect. If circumstances change, estimates of the recoverability of the amounts due to Hawk could change.

     o Inventory Reserves. Reserves for slow moving and obsolete inventories are developed based on historical experience and product demand. We continuously evaluate the adequacy of our inventory reserves and make adjustments to the reserves as required.

     o Goodwill. Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets as of the date of acquisition. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS
          142), our policy is to periodically, and in no case less than annually, review our goodwill and other intangible assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which one of our business units operate. An impairment loss would be recorded in the period a determination is made that the carrying value exceeded the fair value of the related assets.

     o Pension and Postretirement Benefits. We account for our defined benefit pension plans in accordance with SFAS No. 87, "Employers' Accounting for Pensions" (SFAS 87) which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant elements in determining our pension income (expense) in accordance with SFAS 87 is the expected return on plan assets and appropriate discount rates. Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense). Defined benefit pension expense was $0.8 million in the first half of 2003 compared to $0.2 million in the comparable period of 2002.

     o Insurance. We use a combination of insurance and self-insurance for a number of risks including general liability, workers' compensation, vehicle liability and employee-related health care benefits. Liabilities associated with the risks that are retained are estimated by considering various historical trends and forward-looking assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

     o Contingencies. Our treatment of contingent liabilities in the financial statements is based on the expected outcome of the applicable contingency. In the ordinary course of business, we consult with legal counsel on matters related to litigation and other experts both within and outside of Hawk. We will accrue a liability if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable. We will not accrue a liability if either the likelihood of an adverse outcome is only reasonably possible or an estimate is not determinable.

     o Income Taxes. Our effective tax rate, taxes payable and other tax assets and liabilities reflect the current tax rates in the domestic and foreign tax jurisdictions in which we operate.

     o Foreign Currency Translation and Transactions. Assets and liabilities of our foreign operations are translated using period-end exchange rates and revenues and expenses are translated using average exchange rates as determined throughout the year. Gains or losses resulting from translation are included in a separate component of our shareholder's equity. Primarily as a result of the strength of the Euro in the first half of 2003, we recorded foreign currency translation gains through our shareholder's equity of $1.7 million compared to a gain of $0.5 million in the first half of 2002. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Accounts receivable or payable in foreign currencies, other than the subsidiary's local currency, are translated at the rates of exchange prevailing at the balance sheet date. The effect of the transaction's gain or loss is included in other expense, net in our Consolidated Statement of Operations.


SECOND QUARTER 2003 COMPARED TO SECOND QUARTER 2002

Net Sales. Our consolidated net sales for the second quarter of 2003 were $55.9 million, an increase of $5.6 million, or 11.1 percent, from the comparable period in 2002. The increase in our consolidated net sales was primarily the result of new product introductions leading to market share gains in our friction products and motor segments, increased sales and production levels at our foreign facilities and foreign currency exchange rates arising primarily from our Italian facility. The effect of foreign currency exchange rates accounted for 3.4 percent of the 11.1 percent consolidated net sales increase in the second quarter of 2003.

     o Friction Products Segment. Net sales in our friction products segment during the second quarter of 2003 were $31.9 million, an increase of
          17.7 percent compared to our net sales of $27.1 million in the second quarter of 2002. Most of the increase in this segment was generated by new product introductions primarily in the construction and agriculture markets in both the United States and Europe, increased sales to the aftermarket and fleet markets, increased global market penetration and increased sales to the aerospace market. Despite continued softness in the commercial aviation market, our net sales to the aerospace market were up during the quarter as a result of increased military aircraft sales and certain commercial aircraft programs. As a result, our net sales to the aerospace market in the second quarter of 2003 were up 14.2 percent when compared to the prior year second quarter. However, we do not expect our sales volumes to the aerospace market for the balance of 2003 to remain at the levels achieved during the first half of this year. We expect that most of the other markets our friction products segment serves will experience gradual economic improvement during the last half of 2003. We experienced strong sales activity at our foreign operations during the quarter. As a result of new product introductions and market share gains, our Italian operation experienced a net sales increase, exclusive of any translation gains, of 19.0 percent in the second quarter of 2003 compared to the prior year period. We also benefited from the continuing ramp up of sales and production activity at our Chinese operation. Net sales at our Chinese friction facility were up
          47.2 percent during the second quarter of 2003 compared to the prior year quarter. The effect of foreign currency exchange rates accounted for 11.2 percent of the 17.7 percent of the friction products segment's net sales increase in the second quarter of 2003.


     o Precision Component Segment. Net sales in our precision components segment for the second quarter of 2003 were $16.7 million, a decrease of $0.4 million, or 2.3 percent, compared to the second quarter of 2002. The decrease in net sales was primarily attributable to general weakness in the North American manufacturing markets we serve. However, this decline was partially offset by new customers and the introduction of new products during the quarter.

     o Performance Racing. Net sales in our performance racing segment were flat during the second quarter of 2003 and 2002 at $3.3 million.

     o Motor Segment. Net sales in our motor segment during the second quarter of 2003 were $4.0 million, an increase of $1.2 million, or
          42.9 percent, from the same period in 2002. The net sales growth in the motor segment came primarily from new outsourcing business at our manufacturing facilities in the United States and Monterrey, Mexico. Excluding the incremental net sales of $0.9 million of zero margin component product during the quarter, net sales in the motor segment were up 13.1 percent. These component products, which are integral to the production of the segment's primary product, were historically provided by our customers and not included in the sales price of the finished product. During 2003 our motor segment began purchasing significantly higher quantities of these components and selling them to its customers at cost.

Gross Profit. Our gross profit increased $0.9 million to $12.5 million during the second quarter of 2003, a 7.8 percent increase compared to the comparable period of 2002. The gross profit margin decreased in the second quarter of 2003 to 22.4 percent compared to 23.1 percent in the comparable period of 2002. We experienced margin improvement in our friction products segment, primarily as a result of higher sales volumes, product mix and manufacturing process cost reductions through the use of six sigma initiatives. These improvements were offset by continuing production inefficiencies in our Mexican rotor facility, increased pension and employee benefit costs and a $0.4 million write-off of idle equipment at our rotor manufacturing facility in Mexico.

     o Friction Products Segment. Our friction products segment reported gross profit of $9.0 million, or 28.2 percent, of its net sales in the second quarter of 2003 compared to $6.9 million or 25.5 percent of its net sales in the second quarter of 2002. The increase in this segment's gross profit margin during the quarter was primarily the result of sales volume increases during the quarter and the ability of the segment to leverage its fixed manufacturing costs associated with the volume increase as well as favorable product mix, including increased sales to the aerospace market. However, if aerospace sales decline through the rest of 2003, as we expect, our overall gross margin in this segment will be negatively affected. In the second quarter of 2003, the gross margin improvement was partially offset by increased costs, including pension and employee benefit costs.

     o Precision Components Segment. Gross profit in our precision components segment during the second quarter of 2003 was $3.2 million, or 19.3 percent, of our net sales compared to $3.6 million, or 21.1 percent, of our net sales in 2002. The decrease in margin was primarily the result of the sales volume declines during the quarter.

     o Performance Racing Segment. Our performance racing segment reported gross profit of $0.9 million, or 27.3 percent, of its sales in the second quarter of 2003 compared to $1.1 million, or 33.3 percent in 2002. The gross profit margin deterioration during the quarter was primarily the result of increased labor costs.

     o Motor Segment. Our motor segment reported a gross margin loss of $0.6 million during the second quarter of 2003 compared to break even results for the comparable quarter of 2002. The decline in our gross margin was primarily the result of higher than anticipated operating expenses resulting from production and employee training inefficiencies at our Mexican facility. In addition, we took a charge of $0.4 million during the quarter to write-off idle equipment at that facility. We continue to work to resolve the operational inefficiencies at our Mexican facility, but can provide no assurances as to when these inefficiencies will be resolved.

Selling, Technical and Administrative Expenses (ST&A). Our ST&A expenses increased $0.4 million, or 4.8 percent, to $8.7 million in the second quarter of 2003 from $8.3 million in the comparable period of 2002. As a percentage of net sales, our ST&A expense margin improved to 15.6 percent of net sales in the second quarter of 2003 from 16.5 percent of net sales in the comparable quarter of 2002. As a percent of net sales, we continued to benefit from the cost containment programs that we implemented in the second quarter of 2002. However, the hiring of additional research and development personnel in our precision components and performance racing segments, as well as increased pension and employee benefit costs, partially offset these cost reductions.

Income from Operations. Our income from operations increased to $3.6 million in the second quarter of 2003, or 16.1 percent, from $3.1 million in the comparable period of 2002. The increase in operating income was primarily the result of the gross margin improvements in our friction products segment due to improved absorption of fixed costs, favorable product mix and our continuing cost control initiatives. However, this improvement was partially offset by continued operating and employee training inefficiencies at our Mexican facility during the quarter, increased pension and employee benefit costs and a write-off of idle equipment at the Company's rotor manufacturing facility in Mexico. Our income from operations as a percentage of our net sales increased to 6.4 percent in the second quarter of 2003 compared to 6.2 percent in the comparable quarter of 2002.

As a result of the items discussed above, our results from operations at each segment were as follows:

     o Our friction products segment income from operations increased to $4.2 million, or 44.8 percent, in the second quarter of 2003 from $2.9 million in the comparable period of 2002.
     o Income from operations in our precision components segment was $0.6 million in the second quarter of 2003, a decrease of $0.3 million, or
          33.3 percent, compared to the year ago period in 2002.
     o Our income from operations at the performance racing segment was $0.1 million in the second quarter of 2003 compared to break-even results in the comparable period of 2002.
     o The loss from operations in our motor segment increased $0.6 million to $1.3 million in the second quarter of 2003 from a loss of $0.7 million in the comparable period in 2002.

Interest Expense, net. Our interest expense increased $0.2 million to $2.7 million in the second quarter of 2003 from the comparable prior year period. Our borrowing costs were higher during the quarter as a result of the increased interest rate on the Senior Notes, which were exchanged during the fourth quarter of 2002. The increase was partially offset by lower borrowing costs as a result of lower interest rates and a lower principal amount outstanding under our Bank Facility during the quarter.

Income Taxes. We recorded an income tax provision in the second quarter of 2003 of $0.4 million compared to $0.3 million in the comparable quarter of 2002. As a percent of pretax income, income taxes were 46.0 percent in the second quarter of 2003 compared to 55.8 percent in the comparable period of 2002.

Net Income (Loss). As a result of the factors noted above, we reported net income of $0.5 million in the second quarter of 2003, compared to $0.2 million in the comparable quarter of 2002, an increase of 150.0 percent.

FIRST SIX MONTHS OF 2003 COMPARED TO FIRST SIX MONTHS OF 2002

Net Sales. Our consolidated net sales for the first six months of 2003 were $114.5 million, an increase of $14.3 million, or 14.3 percent, from the comparable period in 2002. The increase in our consolidated net sales was primarily the result of new product introductions leading to market share gains in our friction products and precision component segments, increased sales to the military and commercial aerospace markets and increased sales and production levels at our foreign facilities during the period. The effect of foreign currency exchange rates accounted for 3.3 percent of the 14.3 percent consolidated net sales increase in the first half of 2003.

     o Friction Products Segment. Net sales in our friction products segment during the first half of 2003 were $63.2 million, an increase of $10.0 million, or 18.8 percent, compared to our net sales of $53.2 million in the first half of 2002. Most of the increase in this segment was generated by new product introductions primarily in the construction and agriculture markets in both the United States and Europe as well as increased sales in the aerospace market. However, we do not expect our sales volumes to the aerospace market for the balance of 2003 to remain at the levels achieved during the first six months of this year. We expect that most of the other markets our friction products segment serves will begin to experience gradual economic improvement towards the end of 2003. Our Italian operation experienced a net sales increase, on an exchange rate adjusted basis, of 21.9 percent in the first half of 2003 compared to the prior year period. Net sales at our Chinese friction facility were up 11 percent during the first half of 2003 compared to the prior year period. The effect of foreign currency exchange rates accounted for 12.6 percent of the 18.8 percent of the friction products segment's net sales increase in the first half of 2003.

     o Precision Component Segment. Net sales in our precision components segment for the first half of 2003 were $35.7 million, an increase of $1.4 million, or 4.1 percent, compared to the first half of 2002. The increase in net sales was primarily attributable to increased sales to our customers in the lawn and garden, truck, appliance, power tool and fluid power markets, as the general industrial segments of the domestic economy continued to show improvement during the first half of 2003. Additionally, we gained new customers and introduced new products during the quarter which led to market share increases.

     o Performance Racing. Net sales in our performance racing segment were up slightly during the first half of 2003 at $7.3 million compared to $7.2 million in the first half of 2002, an increase of 1.4 percent.

     o Motor Segment. Net sales in our motor segment during the first half of 2003 were $8.3 million, an increase of $2.8 million, or 50.9 percent, from the same period in 2002. The net sales growth in the motor segment came primarily from new outsourcing business. Net sales for the first half of 2003 include $2.1 million of zero margin component product which are integral to the production of rotors, our primary product. Excluding the impact of these component revenues, sales for the first half of 2003 increased
          15.4 percent compared to the comparable prior year period.

Gross Profit. Our gross profit increased $2.7 million to $25.1 million during the first half of 2003, a 12.1 percent increase compared to the comparable period of 2002. Our gross profit margin decreased slightly in the first half of 2003 to 21.9 percent compared to 22.4 percent in 2002. We experienced margin improvement in our friction products and precision components segments, primarily as a result of higher sales volumes, product mix and cost containment programs. However, continuing production inefficiencies in our Mexican rotor facility, increased pension and employee benefit costs and a $0.7 million write-off of idle equipment offset these improvements.

     o Friction Products Segment. Our friction products segment reported gross profit of $16.3 million, or 25.8 percent, of its net sales in the first half of 2003 compared to $13.0 million or 24.4 percent of its net sales in the first half of 2002. The increase in this segment's gross profit margin during the period was primarily the result of sales volume increases and the ability of the segment to leverage its fixed manufacturing costs associated with the volume increase as well as favorable product mix, including increased sales to the aerospace market. In the first half of 2003, the gross margin improvement was partially offset by increased costs, including pension and employee benefit costs and the write-off of idle equipment during the period.

     o Precision Components Segment. Gross profit in our precision components segment during the first half of 2003 was $7.2 million, or 20.2 percent, of our net sales compared to $6.7 million, or 19.5 percent, of our net sales in 2002. The increase in margin was primarily the result of sales volume increases we experienced in the first quarter of 2003, product mix and the ability of the segment to leverage fixed manufacturing costs associated with the volume increase.

     o Performance Racing Segment. Our performance racing segment reported gross profit of $2.2 million, or 30.1 percent, of its sales in the first half of 2003 compared to $2.6 million, or 36.1 percent in 2002. The gross profit margin deterioration during the period was primarily the result of increased labor costs.

     o Motor Segment. Our motor segment reported a gross margin loss of $0.5 million during the first half of 2003 compared to a gross margin of $0.1 million for the comparable period of 2002. The decline in our gross margin was primarily the result of higher than anticipated operating expenses resulting from continued operating inefficiencies and employee costs at our Mexican facility. In addition, we recognized a $0.4 million write-off of idle equipment at our rotor manufacturing facility in Mexico during the period.

Selling, Technical and Administrative Expenses. Our ST&A expenses increased $0.6 million, or 3 percent, to $18.1 million in the first half of 2003 from $17.5 million in the comparable period of 2002. As a percentage of net sales, our ST&A expense margin improved to 15.8 percent in the first half of 2003 from 17.5 percent in the comparable quarter of 2002. We continued to benefit from the cost containment programs that we implemented in the second quarter of 2002. However, the hiring of additional research and development personnel in our precision components and performance racing segments, as well as increased pension and employee benefit costs, partially offset these cost reductions.

Income from Operations. Our income from operations increased to $6.6 million in the first half of 2003, or 46.7 percent, from $4.5 million in the comparable period of 2002. The increase in operating income was primarily the result of the gross margin improvements in our friction products segment due to improved absorption of fixed costs, favorable product mix and our continuing cost control initiatives. However, this improvement was partially offset by increased pension and employee benefit costs, continued operating and employee training inefficiencies at our Mexican facility during the quarter, and a charge for the write-off of idle equipment at our friction products and motor segments. Our income from operations as a percentage of our net sales increased to 5.8 percent in the first half of 2003 compared to 4.5 percent in the comparable period of 2002.


As a result of the items discussed above, our results from operations at each segment were as follows:

     o Our friction products segment income from operations increased to $6.6 million, or 73.7 percent, in the first half of 2003 from $3.8 million in the comparable period of 2002.
     o Income from operations in our precision components segment was $1.3 million in the first half of 2003, an increase of $0.2 million, or
          18.2 percent, compared to the year ago period in 2002.
     o Income from operations at our performance racing segment was $0.6 million in the first half of 2003, a decrease of $0.2 million, compared to $0.8 million in the comparable period of 2002.
     o The loss from operations in our motor segment increased $0.7 million to $1.9 million in the first half of 2003 from a loss of $1.2 million in the comparable period in 2002.

Interest Expense, net. Our interest expense increased $0.6 million to $5.5 million in the first half of 2003 from the prior year period. Our borrowing costs were higher during the period as a result of the increased interest rate on the Senior Notes, which were exchanged during the fourth quarter of 2002. The increase was partially offset by lower borrowing costs as a result of lower interest rates and a lower principal amount outstanding under our Bank Facility during the period.

Other (Expense) Income, Net. Other (expense) income, net was break-even for the first half of 2003. In the comparable period of 2002, the expense of $0.3 million consisted primarily of bank fees associated with an amendment to our old bank credit facility.

Income Taxes. We recorded an income tax provision in the first half of 2003 of $0.6 million compared to a tax benefit of $0.3 million in the comparable period of 2002. As a percent of our pretax income (loss), income taxes were 49.6 percent in the first half of 2003 compared to 46.2 percent in the comparable period of 2002.

Cumulative Effect of Change in Accounting Principle. In accordance with the requirements of SFAS 142, we recorded a charge for the cumulative effect of change in accounting principle of $17.2 million in the first quarter of 2002. This charge represents the write-off of $21.5 million of goodwill ($17.2 million, net of income taxes of $4.3 million). There was no impairment of goodwill during the six months ended June 30, 2003.

Net Income (Loss). As a result of the factors noted above, we reported net income of $0.6 million in the first half of 2003, compared to a loss of $17.6 million in the comparable period of 2002.


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

Our Bank Facility, available for general corporate purposes, has a maximum commitment of $53.0 million, including a letter of credit facility of up to $5.0 million, comprised of a $50.0 million revolving credit component and a $3.0 million capital expenditure loan component. The capital expenditure loan component may be used to finance 80% of the cost of new equipment. The Bank Facility matures 120 days prior to the maturity of the Senior Notes (described below) in 2006. As of June 30, 2003, a total of $21.0 million was outstanding under the Bank Facility and we had $3.5 million of undrawn letters of credit allocated under the Bank Facility. As of June 30, 2003, we had approximately $18.4 million available for future borrowings under our Bank Facility, and we were in compliance with the financial covenants under our Bank Facility.

Under EITF 95-22 "Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement", we are required to classify all of our outstanding debt under the Bank Facility as a current liability. Under the subjective acceleration clause of the Bank Facility, the lending banks may declare a default if they reasonably believe that any of the following events have occurred or could reasonably be expected to occur:

     o a material adverse effect on our business, operations or condition (financial or otherwise);
     o a material adverse effect on our ability, or any subsidiary borrower or guarantor, to comply with the terms and conditions of the Bank Facility;
     o a material adverse effect on the enforceability of any Bank Facility document or the ability of the lending banks to enforce any rights or remedies under any Bank Facility document; or
     o a material adverse effect on the validity, perfection or priority of any lien arising under the Bank Facility.

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

In October 2002, we exchanged $64.4 million of our $65.0 million, 10-1/4% Senior Notes due December 1, 2003 (Old Senior Notes), for 12% Senior Notes due December 1, 2006 (Senior Notes). The remaining principal of the Old Senior Notes in the amount of $583 remain outstanding and will mature on December 1, 2003. In addition, the holders of the Old Senior Notes that participated in the exchange for Senior Notes received a consent payment of $25.63 for each $1,000.00 of Old Senior Notes held as of October 23, 2002. The consent payment which totaled $1.6 million, was issued in the form of new Senior Notes and is payable to the holders at maturity of the Senior Notes. The Senior Notes are general unsecured senior obligations of Hawk and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. The Senior Notes accrue interest at a rate of 12% per annum. Interest payments are due December 31 and June 30. In addition, in the event that our leverage ratio exceeds 4.0 to 1.0 for the most recently ended four quarters beginning with the semi-annual period ended December 31, 2002, we will be required to pay additional payment in kind (PIK) interest at a rate ranging from .25% to 2.00% until the next semi-annual test period. Any interest payment required under this test will be made by issuing additional new Senior Notes. At June 30, 2003, we were not required to pay any additional PIK interest as a result of our leverage being under the required minimum for the semi-annual test period.

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

The Senior Notes permit Hawk and its subsidiaries to incur additional indebtedness without limitation, provided that we continue to meet a cash flow coverage and a leverage ratio. As of June 30, 2003, we did not meet the leverage ratio. The failure to meet this ratio does not constitute a default under the Senior Note indenture. Rather, the Senior Note indenture continues to permit certain other types of indebtedness subject to certain limitations. Our Bank Facility, which is secured by liens on all of our assets and the assets of our domestic subsidiaries, is permitted. We do not believe that our operations will be materially impacted by the limitation on indebtedness arising under the Senior Note indenture.

The Senior Notes prohibit the payment of cash dividends on Hawk's Class A common stock. The Senior Notes also contain other covenants limiting Hawk's ability and its subsidiaries to, among other things, make certain other restricted payments, make certain investments, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications. The Senior Notes consider non-compliance with the limitations events of default. In addition to non-payment of interest and principal amounts, the Senior Notes also consider default with respect to other indebtedness in excess of $5.0 million an event of default. In the event of a default, the principal and interest could be accelerated upon written notice by 25% or more of the holders of the notes.

Our net cash provided by operating activities was $19.0 million for the six month period ended June 30, 2003. Net cash used in our operating activities was $1.7 million for the comparable six month period of 2002. The increase in cash from operations was attributable to our net income and the decrease in our working capital assets during the period. The decrease in our net working capital resulted from an increase in our accounts payable, other accrued expenses, including interest and the receipt of $1.9 million in federal and state tax refunds during the period partially offset by an increase in our accounts receivable as a result of the net sales increase during the quarter. Our net working capital, exclusive of bank debt outstanding, which is classified as a current liability at June 30, 2003, was $36.5 million.

Our net cash used in investing activities was $2.8 million and $4.2 million for the six month period ended June 30, 2003 and 2002, respectively, primarily for the purchase of property, plant and equipment.

Our net cash used in financing activities was $16.8 million for the six month period ended June 30, 2003 as a result of debt paydowns. The decrease in borrowings during the six month period ended June 30, 2003 resulted from proceeds from the decrease in our net working capital assets partially offset by the purchases of property plant and equipment. Net cash provided by financing activities was $5.6 million for the six month period ended June 30, 2002 as a result of increased borrowings during the period primarily to support the increase in our net working capital assets.

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

FORWARD LOOKING STATEMENTS

Statements that are not historical facts, including statements about our confidence in our prospects and strategies and our expectations about growth of existing markets and our ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. In addition to statements which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," "optimistic," "will" and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Many factors could cause our actual results to differ materially and adversely from those in the forward-looking statements, including the following:

     o our ability to continue to meet the terms of our Senior Debt and Bank Facility which contain a number of significant financial covenants and other restrictions;

     o the effect of our debt service requirements on funds available for operations and future business opportunities and our vulnerability to adverse general economic and industry conditions and competition;

     o    the impact of the reduction in air travel on our aerospace business;

     o the impact on our gross profit margins as a result of changes in our product mix;

     o our ability to effectively utilize all of our manufacturing capacity as the industrial and commercial end-markets we serve gradually improve or if improvement is not achieved as we anticipate;

     o our ability to generate profits at our facilities in Mexico and China, and to turn a profit at our start-up operation;

     o the effect of competition by manufacturers using new or different technologies;

     o the effect on our international operations of unexpected changes in legal and regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, difficulty in accounts receivable collection and potentially adverse tax consequences;

     o the effect of fluctuations in foreign currency exchange rates as our non-U.S. sales continue to grow;

     o our ability to negotiate new agreements, as they expire, with our unions representing certain of our employees, on terms favorable to us or without experiencing work stoppages;

     o the effect of any interruption in our supply of raw materials or a substantial increase in the price of any of the raw materials;

     o    the continuity of business relationships with major customers;

     o the ability of our products to meet stringent Federal Aviation Administration criteria and testing requirements; and

     o    our ability to comply with the NYSE's continued listing standards.

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

Interest Rate Sensitivity. At June 30, 2003, approximately 22.8 percent, or $21.0 million, of our debt obligations bear interest at a variable rate. Our primary interest rate risk exposure results from variable rate debt instruments. If interest rates were to increase 100 basis points (1.0%) from June 30, 2003 rates, and assuming no changes in debt from June 30, 2003 levels, our additional annual interest expense would be approximately $0.2 million. We do not engage in activities using complex or highly leveraged instruments.

The interest rates on our long-term debt reflect market rates and therefore, the carrying value of long-term debt approximates fair value.

Foreign Currency Exchange Risk. The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. We currently do not hedge our foreign currency exposure and, therefore, have not entered into any forward foreign exchange contracts to hedge foreign currency transactions. We have operations outside the United States with foreign-currency denominated assets and liabilities, primarily denominated in Euro, Canadian dollars, Mexican pesos and Chinese renminbi. Because we have foreign-currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The unhedged foreign currency balance sheet exposures as of June 30, 2003 are not expected to result in a significant impact on earnings or cash flows.


ITEM 4.  CONTROLS AND PROCEDURES.

As of June 30, 2003, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Vice President - Finance. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer and Vice President - Finance concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Hawk, including our consolidated subsidiaries, required to be included in reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2003, Hawk held its 2003 Annual Meeting of Stockholders to act on a proposal to elect directors for a one year term expiring in 2004. The following table sets forth the number of shares of Class A common stock voted for and withheld with respect to each nominee.

        NOMINEE                       VOTES FOR            VOTES WITHHELD
        -------                       ---------            --------------
        Andrew T. Berlin              6,657,736                114,304
        Paul R. Bishop                7,008,878                 63,162
        Jack Kemp                     7,008,378                 63,662
        Dan T. Moore, III             7,008,678                 63,362

The holders of the Series D Preferred Stock voted all of their respective shares in favor of electing Norman C. Harbert, Ronald E. Weinberg, and Byron S. Krantz as directors at the Annual Meeting.


ITEM 5.  OTHER INFORMATION

On January 2, 2003 we announced that the New York Stock Exchange (NYSE) accepted our business plan for continued listing on the exchange. As a result, we will continue to be listed on the NYSE, subject to quarterly monitoring to the goals outlined in our plan presented to the NYSE. Our plan includes steps to comply with the NYSE's continued listing criteria of maintaining shareholders' equity of not less than $50.0 million and an average market capitalization of not less than $50.0 million over a 30 trading-day period. Hawk will work with the NYSE to achieve the plan's goals by March 2004. Failure to achieve the plan's goal by March 2004 will result in Hawk being subject to NYSE trading suspension and delisting.

Our total market capitalization based on the 8.6 million shares of our common stock and the $3.44 per share closing price of our common stock on June 30, 2003 was approximately $29.6 million. As of August 13, 2003, based on the closing price of our common stock of $3.25 per share, our total market capitalization was approximately $28.0 million. Our shareholder's equity at June 30, 2003 was $47.0 million. Because our Bank Facility and Senior Notes do not contain a financial covenant requiring continued NYSE listing, we do not believe our liquidity will be adversely affected if we are unable to conduct our operations in accordance with our business plan submitted to the NYSE. If we are unable to reach the minimum NYSE listing standards by March 2004, we intend to seek an alternative market for the listing of our common stock.

On June 27, 2003, Hawk offered to employees of Hawk or one of our subsidiaries, who are not members of our board of directors, the opportunity to exchange all outstanding options to purchase shares of our Class A common stock having an exercise price of $6.00 per share or more for new options to be granted under Hawk's 1997 Stock Option Plan and 2000 Long Term Incentive Plan upon the terms and conditions set forth in the Offer to Exchange dated June 27, 2003 (Offer to Exchange).

The Offer to Exchange, including all withdrawal rights, expired at midnight, Eastern Time, on July 28, 2003. A total of 65 eligible employees participated in the Offer to Exchange. Promptly upon expiration of the Offer to Exchange, Hawk accepted for cancellation options to purchase an aggregate of 268,850 shares of common stock, representing approximately 96% of the shares of common stock subject to options that were eligible to be exchanged under the Offer to Exchange. Subject to the terms and conditions of the Offer to Exchange, we will grant new options under Hawk's 1997 Stock Option Plan and 2000 Long Term Incentive Plan on or about January 30, 2004 in exchange for options tendered and accepted pursuant to the Offer to Exchange.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               31.1* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               31.2* Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               32.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               -----------------
               * filed herewith


               (b)  Reports on Form 8-K:

                    We have filed three reports on Form 8-K since March 31, 2003:

                    A report dated April 29, 2003 reporting our financial results for the first quarter of 2003.

                    A report dated May 6, 2003 reporting information relating to a meeting we held with analysts to discuss operations, markets, revenues, earnings and a 4-year growth plan.

                    A report dated July 29, 2003 reporting our financial results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 2003                  HAWK CORPORATION

                                       By: /s/ RONALD E. WEINBERG
                                           ------------------------------------
                                       Ronald E. Weinberg
                                       Chairman of the Board, CEO and President

                                       By: /s/ JOSEPH J. LEVANDUSKI
                                           ------------------------------------
                                       Joseph J. Levanduski
                                       Chief Financial Officer