Form 10-Q
period 2003-09-30
HAWK CORP
filed 2003-11-14
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period _____________________ to _____________________.

Commission File Number 001-13797

HAWK CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	34-1608156 (I.R.S. Employer Identification No.)

200 Public Square, Suite 30-5000, Cleveland, Ohio 44114
(Address of principal executive offices) (Zip Code)

(216) 861-3553
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

As of November 13, 2003, the Registrant had the following number of shares of common stock outstanding:

Class A Common Stock, $0.01 par value:	8,574,015
Class B Common Stock, $0.01 par value:	None (0)

As used in this Form 10-Q, the terms “Company,” “Hawk,” “Registrant,” “we,” “us,” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of September 30, 2003.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, except share data)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$3,124	$1,702
Accounts receivable, less allowance of $406 in 2003 and $482 in 2002	36,223	32,761
Inventories:
Raw material and work-in-process	21,476	20,597
Finished products	11,805	12,664

Total Inventories	33,281	33,261
Deferred income taxes	766	745
Taxes receivable	852	3,333
Other current assets	3,631	4,008

Total current assets	77,877	75,810
Property, plant and equipment:
Land and improvements	1,951	1,676
Buildings and improvements	19,890	19,604
Machinery and equipment	108,054	100,840
Furniture and fixtures	8,636	7,920
Construction in progress	3,815	6,385

	142,346	136,425
Less accumulated depreciation and amortization	76,718	68,533

Total property, plant and equipment	65,628	67,892
Other assets:
Goodwill	32,495	32,495
Other intangible assets	10,121	10,701
Shareholder notes	1,010	1,010
Other	4,410	4,972

Total other assets	48,036	49,178

Total assets	$191,541	$192,880

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS - (Unaudited) (Continued)
(In Thousands, except share data)

	September 30,	December 31,
	2003	2002

Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$23,063	$17,851
Accrued compensation	6,268	4,302
Other accrued expenses	9,403	5,172
Bank Facility and short-term debt	22,914	36,327
Current portion of long-term debt	1,974	3,103

Total current liabilities	63,622	66,755
Long-term liabilities:
Long-term debt	68,722	69,523
Deferred income taxes	5,271	5,245
Other	6,968	6,523

Total long-term liabilities	80,961	81,291
Shareholders’ equity:
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; and 8,574,015 and 8,556,764 outstanding in 2003 and 2002, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding
Additional paid-in capital	54,540	54,616
Retained earnings	1,786	1,228
Accumulated other comprehensive loss	(4,910)	(6,436)
Treasury stock, at cost, 613,735 and 630,986 shares in 2003 and 2002, respectively	(4,551)	(4,667)

Total shareholders’ equity	46,958	44,834

Total liabilities and shareholders’ equity	$191,541	$192,880

Note:  The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$51,554	$49,447	$166,072	$149,599
Cost of sales	40,277	39,200	129,663	116,946

Gross profit	11,277	10,247	36,409	32,653
Operating expenses:
Selling, technical and administrative expenses	8,198	7,845	26,338	25,339
Amortization of intangibles	193	195	582	612

Total operating expenses	8,391	8,040	26,920	25,951

Income from operations	2,886	2,207	9,489	6,702
Interest expense, net	(2,585)	(2,506)	(8,039)	(7,377)
Exchange offer costs		(818)		(818)
Other income (expense), net	102	(341)	120	(636)

Income (loss) before income taxes	403	(1,458)	1,570	(2,129)
Income tax provision (benefit)	320	(1,181)	899	(1,492)

Net income (loss) before cumulative effect of change in accounting principle	83	(277)	671	(637)
Cumulative effect of change in accounting principle, net of tax of $4,252				(17,200)

Net income (loss)	$83	$(277)	$671	$(17,837)

Earnings (loss) per share:
Basic earnings (loss) per share:
Basic earnings (loss) before cumulative effect of change in accounting principle	$.01	$(.04)	$.07	$(.09)
Cumulative effect of change in accounting principle				(2.01)

Net earnings (loss) per basic share	$.01	$(.04)	$.07	$(2.10)

Diluted earnings (loss) per share:
Diluted earnings (loss) before cumulative effect of change in accounting principle	$.01	$(.04)	$.07	$(.09)
Cumulative effect of change in accounting principle				(2.01)

Net earnings (loss) per diluted share	$.01	$(.04)	$.07	$(2.10)

See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Nine months ended
	September 30,

	2003	2002

Cash flows from operating activities

Net income (loss)	$671	$(17,837)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	9,297	9,480

Deferred taxes

Cumulative effect of change in accounting principle, net of tax		17,200

Loss on fixed assets	753	276

Changes in operating assets and liabilities:

Accounts receivable	(2,442)	(6,922)

Inventories	679	(1,516)

Other assets	2,758	(585)

Accounts payable	4,765	1,612

Other	6,514	936

Net cash provided by operating activities	22,995	2,644

Cash flows from investing activities

Purchases of property, plant and equipment	(6,345)	(6,722)

Proceeds from sale of assets	528

Net cash used in investing activities	(5,817)	(6,722)

Cash flows from financing activities

Proceeds from Bank Facility and short-term debt	50,875
Payments on Bank Facility and short-term debt	(64,378)

Proceeds from long-term debt	543	48,198

Payments on long-term debt	(2,758)	(43,808)

Payments of preferred stock dividends	(113)	(113)

Net cash (used in) provided by financing activities	(15,831)	4,277

Effect of exchange rate changes on cash	75	60

Net increase in cash and cash equivalents	1,422	259

Cash and cash equivalents at beginning of year	1,702	3,084

Cash and cash equivalents at end of period	$3,124	$3,343

See notes to consolidated financial statements.

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2003
(In Thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (Company) for the year ended December 31, 2002.

The Company, through its business segments, designs, engineers, manufactures and markets specialized components used in a variety of industrial, commercial and aerospace applications.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Friction products	$11,100
Performance racing	4,007
Motor	6,345

Total	$21,452

The fair value of reporting units was estimated using a combination of a discounted cash flow valuation model and a market approach comparing the Company’s reporting units to similar peer group companies, as well as acquisitions having similar characteristics. The discounted cash flow valuation model was based on future estimated operating cash flows, incorporating a discount rate commensurate with the risks for each reporting unit and assumptions that were consistent with the Company’s operating plans and estimates used to manage each of the underlying reporting units. The impairment resulted from the carrying value exceeding the fair value of certain reporting units, and was primarily due

NOTE 2 - INTANGIBLE ASSETS –CON’T

to a shortfall in current and projected sales from levels anticipated at the time of the respective acquisitions and other costs associated with the Company’s global expansion initiatives, as well as market conditions as of January 1, 2002.

The components of finite-lived intangible assets as of September 30, 2003 and December 31, 2002 are as follows:

	September 30, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Intangible assets subject to amortization:
Product certifications	$20,820	$10,804	$10,016	$20,820	$10,264	$10,556
Other intangible assets	2,719	2,614	105	2,719	2,574	145

Total	$23,539	$13,418	$10,121	$23,539	$12,838	$10,701

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

A summary of the Company’s net goodwill at September 30, 2003 and December 31, 2002 by reportable segment is as follows:

Precision components	$28,109
Performance racing	4,386

Total	$32,495

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$83	$(277)	$671	$(17,837)
Foreign currency translation	(134)	(113)	1,526	(371)

Comprehensive income (loss)	$(51)	$(390)	$2,197	$(18,208)

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes materials, labor and overhead and is determined by the first-in, first-out (FIFO) method.

NOTE 5 - EARNINGS (LOSS) PER SHARE

Basic and diluted earnings (loss) per share are computed as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator:
Net earnings (loss) before cumulative effect of change in accounting principle	$83	$(277)	$671	$(637)
Preferred stock dividend	(38)	(38)	(113)	(113)

Net earnings (loss) before cumulative effect of change in accounting principle available to common shareholders	$45	$(315)	$558	$(750)

Cumulative effect of change in accounting principle				(17,200)

Net earnings (loss) available to common shareholders	$45	$(315)	$558	$(17,950)

Denominator:
Denominator for basic earnings (loss) per share-
Weighted average shares	8,572	8,557	8,568	8,556
Effect of dilutive securities:
Stock options	23
Denominator for diluted earnings (loss) per share- adjusted weighted-average shares	8,595	8,557	8,568	8,556

Basic earnings (loss) per share:
Basic earnings (loss) before cumulative effect of change in accounting principle	$.01	$(.04)	$.07	$(.09)
Cumulative effect of change in accounting principle				(2.01)

Net earnings (loss) per basic share	$.01	$(.04)	$.07	$(2.10)

Diluted earnings (loss) per share:
Diluted earnings (loss) before cumulative effect of change in accounting principle	$.01	$(.04)	$.07	$(.09)
Cumulative effect of change in accounting principle				(2.01)

Net earnings (loss) per diluted share	$.01	$(.04)	$.07	$(2.10)

NOTE 6 - EMPLOYEE STOCK OPTION PLAN

In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) the Company has elected to continue applying the provisions of Accounting Principles Board Opinion 25 and related interpretations in accounting for its stock–based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date. The following illustrates the pro forma effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) as reported	$83	$(277)	$671	$(17,837)
Employee stock-based compensation expense determined under fair value based method, net of tax	288	247	530	828

Pro forma net income (loss)	$(205)	$(524)	$141	$(18,665)

Net earnings (loss) per share (basic and diluted):
As reported	$.01	$(.04)	$.07	$(2.10)

Pro forma	$(.03)	$(.07)	$.00	$(2.19)

On June 27, 2003, the Company offered to its employees, who are not members of the board of directors, the opportunity to exchange all outstanding options to purchase shares of the Company’s Class A common stock having an exercise price of $6.00 per share or more for new options to be granted under the Company’s 1997 Stock Option Plan and 2000 Long Term Incentive Plan upon the terms and conditions set forth in the Offer to Exchange dated June 27, 2003 (Offer of Exchange).

The Offer to Exchange, including all withdrawal rights, expired at midnight, Eastern Time, on July 28, 2003. A total of 65 eligible employees participated in the Offer to Exchange. Promptly upon expiration of the Offer to Exchange, the Company accepted for cancellation options to purchase an aggregate of 268,850 shares of common stock, representing approximately 96% of the shares of common stock subject to options that were eligible to be exchanged under the Offer to Exchange. Subject to the terms and conditions of the Offer to Exchange, the Company will grant new options under its 1997 Stock Option Plan and 2000 Long Term Incentive Plan at the then current market price on or about January 30, 2004 in exchange for options tendered and accepted pursuant to the Offer to Exchange.

NOTE 7 - BUSINESS SEGMENTS

The Company operates in four primary business segments: friction products, precision components, performance racing and motors. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

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

NOTE 7 - BUSINESS SEGMENTS –CON’T

The performance racing segment engineers, manufactures and markets high performance premium branded clutch and drive train components. The Company, through this segment, targets leading teams in several racing series, as well as high-performance street vehicles and other road race and oval track competition cars.

The motor segment manufactures and markets die-cast aluminum rotors for use in the fractional and subfractional horsepower electric motors. The Company, through this segment, targets a wide variety of applications such as appliances, business equipment, pumps and fans.

Certain information by segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales to external customers:
Friction products	$29,679	$27,017	$92,850	$80,151
Precision components	14,978	16,147	50,720	50,478
Performance racing	3,200	2,846	10,524	10,067
Motor	3,697	3,437	11,978	8,903

Consolidated	$51,554	$49,447	$166,072	$149,599

Gross profit:
Friction products	$7,364	$6,016	$23,654	$18,999
Precision components	3,156	3,522	10,371	10,225
Performance racing	934	752	3,085	3,317
Motor	(177)	(43)	(701)	112

Consolidated	$11,277	$10,247	$36,409	$32,653

Income (loss) from operations:
Friction products	$2,953	$1,655	$9,592	$5,497
Precision components	425	1,036	1,762	2,089
Performance racing	263	274	826	1,069
Motor	(755)	(758)	(2,691)	(1,953)

Consolidated	$2,886	$2,207	$9,489	$6,702

Depreciation and amortization:
Friction products	$1,896	$2,002	$5,684	$5,895
Precision components	879	940	2,685	2,807
Performance racing	61	61	192	147
Motor	206	217	736	631

Consolidated	$3,042	$3,220	$9,297	$9,480

NOTE 8 - SUPPLEMENTAL GUARANTOR INFORMATION

Each of the Company’s Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal, premium and interest with respect to the Senior Notes. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.

The following supplemental unaudited consolidating condensed financial statements present (in thousands):

1.	Consolidating condensed balance sheets as of September 30, 2003 and December 31, 2002, consolidating condensed statements of operations for the three and nine months ended September 30, 2003 and 2002 and consolidating condensed statements of cash flows for the nine months ended September 30, 2003 and 2002.

2.	Hawk Corporation (“Parent”) combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries (consisting of the Company’s non-U.S. subsidiaries) with their investments in subsidiaries accounted for using the equity method.

3.	Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Management does not believe that separate financial statements of the Guarantor Subsidiaries of the Senior Notes are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

Supplemental Consolidating Condensed
Balance Sheet (Unaudited)

	September 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$61	$70	$2,993		$3,124
Accounts receivable, net		21,866	14,357		36,223
Inventories, net		23,990	9,546	$(255)	33,281
Deferred income taxes	577		189		766
Taxes receivable	852				852
Other current assets	1,340	1,363	928		3,631

Total current assets	2,830	47,289	28,013	(255)	77,877
Investment in subsidiaries	794	(3,705)		2,911
Inter-company advances, net	152,604	25,361	(20,048)	(157,917)
Property, plant and equipment, net	3	53,716	11,909		65,628
Intangible assets	72	42,544			42,616
Other	4,910	239	1,281	(1,010)	5,420

Total assets	$161,213	$165,444	$21,155	$(156,271)	$191,541

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$14,766	$8,297		$23,063
Accrued compensation	$823	3,953	1,492		6,268
Other accrued expenses	3,250	4,465	1,846	$(158)	9,403
Bank Facility and short-term debt	19,795		3,119		22,914
Current portion of long-term debt	583	1,017	374		1,974

Total current liabilities	24,451	24,201	15,128	(158)	63,622
Long-term liabilities:
Long-term debt	66,184	1,859	679		68,722
Deferred income taxes	5,036		235		5,271
Other		4,422	2,546		6,968
Inter-company advances, net	1,128	151,624	6,272	(159,024)

Total long-term liabilities	72,348	157,905	9,732	(159,024)	80,961

Total liabilities	96,799	182,106	24,860	(159,182)	144,583
Shareholders’ equity (deficit)	64,414	(16,662)	(3,705)	2,911	46,958

Total liabilities and shareholders’ equity	$161,213	$165,444	$21,155	$(156,271)	$191,541

Supplemental Consolidating Condensed
Balance Sheet (Unaudited)

	December 31, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$116	$351	$1,235		$1,702
Accounts receivable, net		22,416	10,345		32,761
Inventories, net		24,947	8,569	$(255)	33,261
Deferred income taxes	577		168		745
Taxes receivable	3,333				3,333
Other current assets	1,439	1,721	848		4,008

Total current assets	5,465	49,435	21,165	(255)	75,810
Investment in subsidiaries	794	(3,154)		2,360
Inter-company advances, net	160,859	25,358	(21,452)	(164,765)
Property, plant and equipment	9	57,415	10,468		67,892
Intangible assets	72	43,124			43,196
Other	4,916	1,136	940	(1,010)	5,982

Total assets	$172,115	$173,314	$11,121	$(163,670)	$192,880

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$13,342	$4,509		$17,851
Accrued compensation		3,231	1,071		4,302
Other accrued expenses	$1,358	2,997	915	$(98)	5,172
Bank Facility	36,327				36,327
Current portion of long-term debt	583	2,250	270		3,103

Total current liabilities	38,268	21,820	6,765	(98)	66,755
Long-term liabilities:
Long-term debt	66,059	2,885	579		69,523
Deferred income taxes	5,036		209		5,245
Other		4,902	1,621		6,523
Inter-company advances, net	1,128	158,808	5,101	(165,037)

Total long-term liabilities	72,223	166,595	7,510	(165,037)	81,291

Total liabilities	110,491	188,415	14,275	(165,135)	148,046
Shareholders’ equity (deficit)	61,624	(15,101)	(3,154)	1,465	44,834

Total liabilities and shareholders’ equity	$172,115	$173,314	$11,121	$(163,670)	$192,880

Supplemental Consolidating Condensed
Statement of Operations (Unaudited)

	Three Months Ended September 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales		$43,130	$10,705	$(2,281)	$51,554
Cost of sales		33,522	9,036	(2,281)	40,277

Gross profit		9,608	1,669		11,277
Expenses:
Selling, technical and administrative expenses	$(452)	7,311	1,339		8,198
Amortization of intangibles		193			193

Total expenses	(452)	7,504	1,339		8,391

Income from operations	452	2,104	330		2,886
Interest income (expense), net	926	(3,353)	(158)		(2,585)
(Loss) from equity investees	(1,063)	(362)		1,425
Other income (expense), net		170	(68)		102

Income (loss) before income taxes	315	(1,441)	104	1,425	403
Income tax provision (benefit)	232	(378)	466		320

Net income (loss)	$83	$(1,063)	$(362)	$1,425	$83

Supplemental Consolidating Condensed
Statement of Operations (Unaudited)

	Three Months Ended September 30, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales		$42,874	$7,125	$(552)	$49,447
Cost of sales		33,335	6,417	(552)	39,200

Gross profit		9,539	708		10,247
Expenses:
Selling, technical and administrative expenses	$(202)	6,804	1,243		7,845
Amortization of intangible assets	3	192			195

Total expenses	(199)	6,996	1,243		8,040

Income (loss) from operations	199	2,543	(535)		2,207
Interest income (expense), net	913	(3,159)	(260)		(2,506)
Exchange offer costs	(818)				(818)
Loss from equity investees	(1,328)	(777)		2,105
Other expense, net	(58)	(258)	(25)		(341)

Loss before income taxes	(1,092)	(1,651)	(820)	2,105	(1,458)
Income tax benefit	(815)	(323)	(43)		(1,181)

Net loss	$(277)	$(1,328)	$(777)	$2,105	$(277)

Supplemental Consolidating Condensed
Statement of Operations (Unaudited)

	Nine Months Ended September 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales		$140,706	$31,946	$(6,580)	$166,072
Cost of sales		108,955	27,288	(6,580)	129,663

Gross profit		31,751	4,658		36,409
Expenses:
Selling, technical and administrative expenses	$(278)	22,711	3,905		26,338
Amortization of intangibles	4	578			582

Total expenses	(274)	23,289	3,905		26,920

Income from operations	274	8,462	753		9,489
Interest income (expense), net	2,719	(10,161)	(597)		(8,039)
Loss from equity investees	(2,187)	(1,210)		3,397
Other income (expense), net		185	(65)		120

Income (loss) before income taxes	806	(2,724)	91	3,397	1,570
Income tax provision (benefit)	135	(537)	1,301		899

Net income (loss)	$671	$(2,187)	$(1,210)	$3,397	$671

Supplemental Consolidating Condensed
Statement of Operations (Unaudited)

	Nine Months Ended September 30, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales		$129,757	$21,088	$(1,246)	$149,599
Cost of sales		99,922	18,270	(1,246)	116,946

Gross profit		29,835	2,818		32,653
Expenses:
Selling, technical and administrative expenses	$(188)	22,016	3,511		25,339
Amortization of intangible assets	7	605			612

Total expenses	(181)	22,621	3,511		25,951

Income (loss) from operations	181	7,214	(693)		6,702
Interest income (expense), net	2,736	(9,432)	(681)		(7,377)
Exchange offer costs	(818)				(818)
Loss from equity investees	(20,366)	(1,728)		22,094
Other (expense), net	(342)	(252)	(42)		(636)

Loss before income taxes	(18,609)	(4,198)	(1,416)	22,094	(2,129)
Income tax (benefit) provision	(851)	(953)	312		(1,492)

Net loss before cumulative effect of change in accounting principle	(17,758)	(3,245)	(1,728)	22,094	(637)
Cumulative effect of change in accounting principle, net of tax	(79)	(17,121)			(17,200)

Net loss	$(17,837)	$(20,366)	$(1,728)	$22,094	$(17,837)

Supplemental Consolidating Condensed
Cash Flow Statement (Unaudited)

	Nine Months Ended September 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities	$16,466	$6,155	$374		$22,995

Cash flows from investing activities:

Purchase of property, plant and equipment		(4,321)	(2,024)		(6,345)

Proceeds from sale of assets		528			528

Net cash used in investing activities		(3,793)	(2,024)		(5,817)

Cash flows from financing activities:

Proceeds from Bank Facility and short-term debt	47,846		3,029		50,875

Payment on Bank Facility and short-term debt	(64,378)				(64,378)

Proceeds from long-term debt	124		419		543

Payments on long-term debt		(2,643)	(115)		(2,758)

Payment of preferred stock dividend	(113)				(113)

Net cash (used in) provided by financing activities	(16,521)	(2,643)	3,333		(15,831)

Effect of currency rate changes			75		75

Net (decrease) increase in cash and cash equivalents	(55)	(281)	1,758		1,422

Cash and cash equivalents at beginning of period	$116	$351	$1,235		$1,702

Cash and cash equivalents at end of period	$61	$70	$2,993		$3,124

Supplemental Consolidating Condensed
Cash Flow Statement (Unaudited)

	Nine Months Ended September 30, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(4,862)	$6,886	$620		$2,644
Cash flows from investing activities:
Purchase of property, plant and equipment		(6,214)	(508)		(6,722)

Net cash used in investing activities		(6,214)	(508)		(6,722)
Cash flows from financing activities:
Proceeds from long-term debt	47,865	333			48,198
Payments on long-term debt	(42,515)	(1,127)	(166)		(43,808)
Payment of preferred stock dividend	(113)				(113)

Net cash provided by (used in) financing activities	5,237	(794)	(166)		4,277
Effect of currency rate changes			60		60
Net increase (decrease) in cash and cash equivalents	375	(122)	6		259

Cash and cash equivalents at beginning of period	$1,073	$247	$1,764		$3,084

Cash and cash equivalents at end of period	$1,448	$125	$1,770		$3,343

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe that, based on net sales, we are one of the top worldwide manufacturers of friction products used in industrial, agricultural, power-sports and aerospace applications. Our friction products segment manufactures products made from proprietary formulations of composite materials that primarily consist of metal powders, synthetic and natural fibers. Friction products are the parts used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. The principal markets served by our friction products segment include construction vehicles, agricultural vehicles, trucks, recreational vehicles, commercial aviation and general aviation. We believe we are:

•	a leading domestic supplier of friction products for construction equipment, agricultural equipment and trucks,

•	the only independent supplier of friction products for braking systems for new and existing series of many commercial aircraft models, including Boeing’s 737, 757 and MD-80 jet series, and several regional jet aircraft, including the Canadair regional jet series,

•	one of the largest suppliers of friction products for the growing general aviation market, including numerous new and existing series of Gulfstream, Cessna, Lear and Beech aircraft, and

•	a leading domestic supplier of friction products into specialty markets such as motorcycles, all terrain vehicles (ATVs) and snowmobiles.

In the second quarter of 2003, in order for this segment to more fully concentrate on its core markets, we exited from the original equipment automotive stamping business which contributed approximately 4.0% of the friction products segment’s annual net sales. The sale of this business, which resulted in a gain, had no material effect on the financial position or results of operation of Hawk.

•	Precision Components

We are a leading supplier of powder metal components for industrial equipment, lawn and garden equipment, appliances, hand tools and trucks. We use composite metal alloys in powder form to manufacture high quality custom-engineered metal components. Our precision components segment serves four specific areas of the powder metal marketplace:

•	tight tolerance fluid power components such as pump elements and gears,

•	large powder metal components used primarily in construction equipment, agricultural equipment and trucks,

•	high volume parts for the lawn and garden, appliance and other markets, and

•	metal injected molded parts for a variety of industries, including small hand tools, medical and telecommunications.

•	Performance Racing

We engineer, manufacture and market premium branded clutch and drive-train components for the performance racing market. Through this segment, we supply parts for the National Association for Stock Car Auto Racing (NASCAR) and the Indy Racing League (IRL) racing series as well as for the weekend enthusiasts in the Sports Car Club of America (SCCA), the American Speed Association (ASA) racing clubs and other road racing and competition cars.

•	Motor

We manufacture die-cast aluminum rotors for fractional and subfractional horsepower electric motors. These parts are used in a wide variety of motor applications, including appliances, business equipment, pumps and fans. We believe our motor segment is the largest independent U.S. manufacturer of die-cast aluminum rotors for use in fractional and subfractional horsepower electric motors.

As of September 30, 2003, Hawk had approximately 1,700 employees and 17 manufacturing, research and administrative sites in five countries.

Critical Accounting Policies

Hawk’s critical accounting policies require the application of significant judgment by us in the preparation of our financial statements. In applying these policies, we use our best judgment to determine the underlying assumptions that are used in calculating the estimates that affect the reported values on our financial statements. We base our estimates and assumptions on historical experience and other factors that we consider relevant. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material. Hawk’s critical accounting policies include the following:

•	Revenue Recognition. Revenues are recognized when products are shipped and title has transferred to the customer.

•	Allowance for Doubtful Accounts. Our policy regarding the collectibility of accounts receivable is based on a number of factors. In circumstances where a specific customer is unable to pay its obligations, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount that we reasonably expect to collect. If circumstances change, estimates of the recoverability of the amounts due to Hawk could change.

•	Inventory Reserves. Reserves for slow moving and obsolete inventories are developed based on historical experience and product demand. We continuously evaluate the adequacy of our inventory reserves and make adjustments to the reserves as required.

•	Goodwill. Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets as of the date of acquisition. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), our policy is to periodically, and in no case less than annually, review our goodwill and other intangible assets based upon the evaluation of such factors as the occurrence of a significant adverse event or change in the environment in which one of our business units operate. An impairment loss would be recorded in the period a determination is made that the carrying value exceeded the fair value of the related assets.

•	Pension and Postretirement Benefits. We account for our defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87) which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant elements in determining our pension income (expense) in accordance with SFAS 87 is the expected return on plan assets and appropriate discount rates. Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense). Defined benefit pension expense was $1.1 million in the first nine months of 2003 compared to $0.3 million in the comparable period of 2002.

•	Insurance. We use a combination of insurance and self-insurance for a number of risks including general liability, workers’ compensation, vehicle liability and employee-related health care benefits. Liabilities associated with the risks that are retained are estimated by considering various historical trends and forward-looking assumptions. The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

•	Contingencies. Our treatment of contingent liabilities in the financial statements is based on the expected outcome of the applicable contingency. In the ordinary course of business, we consult with legal counsel on matters related to litigation and other experts both within and outside of Hawk. We will accrue a liability if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable. We will not accrue a liability if either the likelihood of an adverse outcome is only reasonably possible or an estimate is not determinable.

•	Income Taxes. Our effective tax rate, taxes payable and other tax assets and liabilities reflect the current tax rates in the domestic and foreign tax jurisdictions in which we operate.

•	Foreign Currency Translation and Transactions. The financial statements of subsidiaries outside of the United States (U.S.) located in non-highly inflationary economies are measured using the currency of the primary economic environment in which they operate as the functional currency, which for the most part represents the local currency. The effect of a gain or loss resulting from a foreign currency transaction is included in other income (expense), net in our Consolidated Statement of Operations. When translating our financial statements into U.S. dollars, income and expense items are translated at average monthly rates of exchange and assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Other comprehensive income (loss), net includes a translation loss of $0.1 million for the three months ended September 30, 2003 and a translation gain of $1.5 million for the nine months ended September 30, 2003.

THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002

Net Sales. Our consolidated net sales for the third quarter of 2003 were $51.6 million, an increase of $2.2 million, or 4.5%, from the comparable period in 2002. The increase in our consolidated net sales was primarily driven by an increase in our friction products segment, resulting from new product introductions and applications, both domestically and at our facilities in Italy and China and foreign currency exchange rates arising primarily from our Italian facility. The effect of foreign currency exchange rates accounted for 2.5% of the 4.5% consolidated net sales increase in the third quarter of 2003.

•	Friction Products Segment. Net sales in our friction products segment during the third quarter of 2003 were $29.7 million, an increase of 10.0% compared to our net sales of $27.0 million in the third quarter of 2002. Most of the increase in this segment was generated by new product introductions and applications, primarily in the construction and agriculture markets in both the United States and Europe, increased sales to the aftermarket and fleet markets, increased global market penetration and increased sales from the Company’s Italian and Chinese friction facilities. With continued softness in the commercial aviation market, as we had anticipated and previously disclosed, our net sales to the aerospace market declined by 5.4% during the third quarter when compared to the prior year third quarter. Additionally, the Company’s previously announced exit from the automotive stamping market in June 2003 caused a decline in sales to the automotive market in this segment. Sales to the automotive market were down $1.2 million in the third quarter of 2003 when compared to the third quarter of 2002. As a result of new product introductions and applications, resulting in market share gains, our Italian facility experienced a net sales increase, on a local currency basis, of 30.4% in the third quarter of 2003 compared to the prior year period. We also benefited from the continuing ramp up of sales and production activity at our Chinese operation. Net sales at our Chinese friction facility were up 50.0% during the third quarter of 2003 compared to the prior year quarter. The effect of foreign currency exchange rates accounted for 4.4% of the 10.0% of the friction products segment’s net sales increase in the third quarter of 2003.

•	Precision Component Segment. Net sales in our precision components segment for the third quarter of 2003 were $15.0 million, a decrease of $1.2 million, or 7.4%, compared to the third quarter of 2002. The decrease in net sales was primarily attributable to the decline in our automotive market sales as a result of the reduction of North American automotive production during the quarter. The segment continues to experience softness in the other major markets it serves including lawn and garden, appliance and heavy truck. However, this decline was partially offset by new customers and the introduction of new products during the quarter.

•	Performance Racing. Net sales in our performance racing segment for the third quarter of 2003 were $3.2 million, an increase of $0.4 million, or 14.3% compared to the third quarter of 2002. The increase was primarily the result of new product introductions in our clutch business as well as increased race team service work performed by this segment.

•	Motor Segment. Net sales in our motor segment during the third quarter of 2003 were $3.7 million, an increase of $0.3 million, or 8.8%, from the comparable period in 2002. Excluding the incremental net sales of $1.2 million of zero-margin component product during the quarter, net sales in the motor segment were down 2.9%. These component products, which are integral to the production of the segment’s primary product, were historically provided by our customers and not included in the sales price of the finished product. During 2003, at the request of our customers, the motor segment began purchasing significantly higher quantities of these components and selling them to its customers at cost.

Gross Profit. Our gross profit increased $1.1 million to $11.3 million during the third quarter of 2003, a 10.8% increase compared to the comparable period of 2002. Our gross profit margin increased in the third quarter of 2003 to 21.9% compared to 20.7% in the comparable period of 2002. We experienced margin improvement in our friction products segment, primarily as a result of higher sales volumes, product mix and manufacturing process cost reductions through the use of Six Sigma initiatives. These improvements were offset by the negative impact on our gross profit margin as a result of sales declines at our precision components segment, continuing production inefficiencies in our Mexican rotor facility and increased pension and employee benefit costs during the quarter.

•	Friction Products Segment. Our friction products segment reported gross profit of $7.5 million, or 25.3%, of its net sales in the third quarter of 2003 compared to $6.0 million or 22.2% of its net sales in the third quarter of 2002. The increase in this segment’s gross profit margin during the quarter was primarily the result of the ability of the segment to leverage its fixed manufacturing costs associated with the volume increase, favorable product mix, as well as implementation of Six Sigma and lean manufacturing initiatives. This improvement was partially offset by declines in aerospace sales, which typically have higher gross margins than this segment’s other end-markets and increased manufacturing costs, including pension and employee benefit costs.

•	Precision Components Segment. Gross profit in our precision components segment during the third quarter of 2003 was $3.1 million, or 20.7% of its net sales compared to $3.5 million or 21.6% of its net sales in 2002. The decrease in margin was primarily the result of the sales volume declines during the quarter and the inability of the Company to reduce its fixed manufacturing costs associated with this segment to the volume decrease.

•	Performance Racing Segment. Our performance racing segment reported gross profit of $0.9 million, or 28.1% of its sales in the third quarter of 2003 compared to $0.8 million, or 28.6% of its net sales in the comparable quarter of 2002. The gross profit margin deterioration during the quarter was primarily the result of increased labor costs.

•	Motor Segment. Our motor segment reported a gross margin loss of $0.2 million during the third quarter of 2003 compared to a gross margin loss of $0.1 million in the comparable quarter of 2002. The decline in our gross margin was primarily the result of continued production inefficiencies in this segment. We continue to work to resolve the operational inefficiencies at our Mexican facility, but can provide no assurances as to when these inefficiencies will be resolved.

Selling, Technical and Administrative Expenses (ST&A). Our ST&A expenses increased $0.4 million, or 5.1%, to $8.2 million in the third quarter of 2003 from $7.8 million in the comparable period of 2002. As a percentage of net sales, our ST&A expense margin was flat at 15.9% of net sales in the third quarter of 2003 and 2002. As a percent of net sales, we continued to benefit from the cost containment programs that we implemented in the second quarter of 2002. However, increased compensation, pension and employee benefit costs and start up costs at our precision components facility in China, offset these cost reductions.

Income from Operations. Our income from operations increased to $2.9 million in the third quarter of 2003, or 31.8%, from $2.2 million in the comparable period of 2002. The increase in operating income was primarily the result of the gross margin improvements in our friction products segment due to improved absorption of fixed costs and our continuing cost control initiatives. However, this improvement was partially offset by continued operating losses due to production inefficiencies in our motor segment as well as the inability of the precision components group to fully absorb all of its fixed costs as a result of the sales decline during the quarter.

As a result of the items discussed above, our results from operations at each segment were as follows:

•	Our friction products segment’s income from operations increased to $3.0 million, or 76.5%, in the third quarter of 2003 from $1.7 million in the comparable period of 2002.

•	Income from operations in our precision components segment was $0.5 million in the third quarter of 2003, a decrease of $0.5 million, or 50.0%, compared to the year ago period in 2002.

•	Our income from operations at the performance racing segment was $0.2 million in the third quarter of 2003 compared to $0.3 million in the comparable period of 2002.

•	The loss from operations in our motor segment was flat at $0.8 million in the third quarter of 2003 and 2002, respectively.

Our income from operations as a percentage of our net sales increased to 5.6% in the third quarter of 2003 compared to 4.5% in the comparable quarter of 2002.

Interest Expense, net. Our interest expense increased $0.1 million to $2.6 million in the third quarter of 2003 from the comparable prior year period. Our borrowing costs were higher during the quarter as a result of the increased interest rate on our Senior Notes, which were exchanged during the fourth quarter of 2002. The increase was partially offset by lower borrowing costs as a result of lower interest rates and a lower principal amount outstanding under our Bank Facility during the quarter.

Other Income (Expense), net. Other income in the third quarter of 2003 was $0.1 million, primarily from the early retirement of a term note. Other expense of $0.3 million in the third quarter of 2002 consisted primarily of expense relating to a write-off of a licensing agreement at the Company’s metal injection molding subsidiary partially offset by foreign currency transaction income due to the strength of the Euro during the period.

Income Taxes. We recorded an income tax provision in the third quarter of 2003 of $0.3 million compared to a tax benefit of $1.2 million in the comparable quarter of 2002. As a percent of pretax income (loss), the income tax provision was 79.4% in the third quarter of 2003 compared to an income tax benefit of 81.0% in the comparable period of 2002. Our income tax provision for the third quarter exceeds the current U.S. statutory rate primarily as a result of income from our Italian operation.

Net Income (Loss). As a result of the factors noted above, we reported net income of $0.1 million in the third quarter of 2003, compared to a net loss of $0.3 million in the comparable quarter of 2002.

FIRST NINE MONTHS OF 2003 COMPARED TO FIRST NINE MONTHS OF 2002

Net Sales. Our consolidated net sales for the first nine months of 2003 were $166.1 million, an increase of $16.5 million, or 11.0%, from the comparable period in 2002. The increase in our consolidated net sales was primarily driven by an increase in our friction products segment, resulting from new product introductions and applications, both domestically and at our facilities in Italy and China and increased sales in our motor segment primarily as a result of the sale of zero-margin components during the period. The effect of foreign currency exchange rates accounted for 2.9% of the 11.0% consolidated net sales increase in the first nine months of 2003.

•	Friction Products Segment. Net sales in our friction products segment during the first nine months of 2003 were $92.9 million, an increase of $12.7 million, or 15.8%, compared to our net sales of $80.2 million in the first nine months of 2002. Most of the increase in this segment was generated by new product introductions and applications primarily in the construction and agriculture markets in both the United States and Europe, as well as increased sales in the aerospace market for the period. However, for the full year 2003, we currently expect total sales to the aerospace market to be flat with the levels achieved in 2002. We expect that most of the other markets our friction products segment serves will begin to experience gradual economic improvement during the last quarter of 2003 and into early 2004. Our Italian facility experienced a net sales increase, on a local currency basis, of 50.9% during the first nine months of 2003 compared to the prior year period. The effect of foreign currency exchange rates accounted for 5.4% of the 15.8% of the friction products segment’s net sales increase in the first nine months of 2003.

•	Precision Component Segment. Net sales in our precision components segment for the first nine months of 2003 were $50.7 million, an increase of $0.3 million, or 0.6%, compared to the first nine months of 2002. The increase in net sales during the period was primarily attributable to increased sales to our customers in the lawn and garden segment in the first half of 2003 as well as the fluid power market. The other major markets served by this segment, including automotive, heavy truck and appliance, experienced sales declines during this period primarily as the result of general economic conditions.

•	Performance Racing. Net sales in our performance racing segment during the first nine months of 2003 were $10.5 million compared to $10.1 million in the first nine months of 2002, an increase of 4.0%.

•	Motor Segment. Net sales in our motor segment during the first nine months of 2003 were $12.0 million, an increase of $3.1 million, or 34.8%, from the same period in 2002. Net sales for the first nine months of 2003 include $3.9 million of zero-margin component product which are integral to the production of rotors, our primary product. Excluding the impact of these component revenues, net sales for the first nine months of 2003 increased 9.1% compared to the comparable prior year period. The net sales growth in the motor segment came primarily from new outsourcing business at our facility in Mexico.

Gross Profit.Our gross profit increased $3.7 million to $36.4 million during the first nine months of 2003, an 11.3% increase compared to the comparable period of 2002. Our gross profit margin remained flat at 21.9% of net sales in the first nine months of both 2003 and 2002. We experienced margin improvement in our friction products and precision components segments, primarily as a result of higher sales volumes, product mix in our friction products segment and cost containment programs. However, continuing production inefficiencies in our motor segment, increased pension and employee benefit costs, product mix at our performance racing segment and the charge for the disposal and write-off of idle equipment during the period offset these improvements.

•	Friction Products Segment. Our friction products segment reported gross profit of $23.7 million, or 25.5% of its net sales in the first nine months of 2003 compared to $19.0 million or 23.7% of its net sales in the first nine months of 2002. The increase in this segment’s gross profit margin during the period was primarily the result of the ability of the segment to leverage its fixed manufacturing costs associated with the volume increase, favorable product mix, including increased sales to the aerospace market during the period as well as implementation of Six Sigma and lean manufacturing initiatives. In the first nine months of 2003, the gross margin improvement was partially offset by increased pension and employee benefit costs and a $0.4 million charge for the disposal and write-off of idle equipment during the period.

•	Precision Components Segment. Gross profit in our precision components segment during the first nine months of 2003 was $10.3 million, or 20.3% of its net sales compared to $10.2 million or 20.2% of its net sales in 2002. The slight increase in margin was primarily the result of product mix during the period.

•	Performance Racing Segment. Our performance racing segment reported gross profit of $3.1 million, or 29.5% of its sales in the first nine months of 2003 compared to $3.4 million, or 33.6% in 2002. The gross profit margin decline during the period was primarily the result of product mix and increased labor costs.

•	Motor Segment. Our motor segment reported a gross margin loss of $0.7 million during the first nine months of 2003 compared to a gross margin of $0.1 million for the comparable period of 2002. The decline in our gross margin was primarily the result of continued operating inefficiencies at this segment. In addition, we recognized a $0.6 million charge for the disposal and write-off of idle equipment at our rotor manufacturing facilities during the period.

Selling, Technical and Administrative Expenses. Our ST&A expenses increased $1.0 million, or 4.0%, to $26.3 million in the first nine months of 2003 from $25.3 million in the comparable period of 2002. As a percentage of net sales, our ST&A expense margin improved to 15.8% in the first nine months of 2003 from 16.9% in the comparable period of 2002. While, as a percentage of net sales, we continued to benefit from the cost containment programs that we implemented in the last half of 2002, the hiring of additional research and development personnel in our precision components and performance racing segments, start up costs at our precision components facility in China as well as increased pension and employee benefit costs, partially offset these cost reductions.

Income from Operations. Our income from operations increased to $9.5 million in the first nine months of 2003, or 41.8%, from $6.7 million in the comparable period of 2002. The increase in operating income was primarily the result of the gross margin improvements in our friction products segment due to improved absorption of fixed costs, favorable product mix and our continuing cost control initiatives. However, this underlying operating improvement was partially offset by increased pension and employee benefit costs, operating losses at our Mexican facility and a charge for the disposal and write-off of idle equipment at our friction products and motor segments. Our income from operations as a percentage of our net sales increased to 5.7% in the first nine months of 2003 compared to 4.5% in the comparable period of 2002.

As a result of the items discussed above, our results from operations at each segment were as follows:

•	Our friction products segment’s income from operations increased to $9.6 million, or 74.6%, in the first nine months of 2003 from $5.5 million in the comparable period of 2002.

•	Income from operations in our precision components segment was $1.8 million in the first nine months of 2003, a decrease of $0.3 million, or 14.3%, compared to the year ago period in 2002.

•	Income from operations at our performance racing segment was $0.8 million in the first nine months of 2003, a decrease of $0.3 million, compared to $1.1 million in the comparable period of 2002.

•	The loss from operations in our motor segment increased $0.7 million to $2.7 million in the first nine months of 2003 from a loss of $2.0 million in the comparable period in 2002.

Interest Expense, net. Our interest expense increased $0.6 million to $8.0 million in the first nine months of 2003 compared to $7.4 million in the comparable prior year period. Our borrowing costs were higher during the period as a result of the increased interest rate on the Senior Notes, which were exchanged during the fourth quarter of 2002. The increase was partially offset by lower borrowing costs as a result of lower interest rates and a lower principal amount outstanding under our Bank Facility during the period.

Other Income (Expense), net. Other income for the first nine months of 2003 was $0.1 million, primarily from the early retirement of a term note. In the comparable period of 2002, the expense of $0.3 million consisted primarily of the write-off of a licensing agreement at the Company’s metal injection molding subsidiary partially offset by foreign currency transaction income due to the strength of the Euro.

Income Taxes. We recorded an income tax provision in the first nine months of 2003 of $0.9 million compared to a tax benefit of $1.5 million in the comparable period of 2002. As a percent of our pretax income (loss), the income tax provision was 57.3% in the first nine months of 2003 compared to an income tax benefit of 70.1% in the comparable period of 2002. Our income tax provision for the nine months ended September 30, 2003 exceeds the current U.S. statutory rate primarily as a result of income from our Italian operation.

Cumulative Effect of Change in Accounting Principle. In accordance with the requirements of SFAS 142, we recorded a charge for the cumulative effect of change in accounting principle of $17.2 million in the first quarter of 2002. This charge represented the write-off of $21.5 million of goodwill ($17.2 million, net of income taxes of $4.3 million). There was no impairment of goodwill during the nine months ended September 30, 2003.

Net Income (Loss). As a result of the factors noted above, we reported net income of $0.7 million in the first nine months of 2003, compared to a loss of $17.8 million in the comparable period of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Hawk’s primary financing requirements are (1) for capital expenditures for maintenance, replacement and acquisitions of equipment, expansion of capacity, productivity improvements and product development, (2) for funding our day-to-day working capital requirements and (3) to pay interest on, and to repay principal of, our indebtedness. The primary source of funds for conducting our business activities and servicing our indebtedness has been cash generated from operations and borrowings under our Bank Facility and other short term borrowing agreements.

Our Bank Facility, available for general corporate purposes, has a maximum commitment of $53.0 million, including a letter of credit facility of up to $5.0 million, comprised of a $50.0 million revolving credit component and a $3.0 million capital expenditure loan component. The capital expenditure loan component may be used to finance 80% of the cost of new equipment. The Bank Facility matures 120 days prior to the maturity of the Senior Notes (described below) in 2006. As of September 30, 2003, a total of $19.8 million was outstanding under the Bank Facility and we had $3.4 million of undrawn letters of credit allocated under the Bank Facility. As of September 30, 2003, we had approximately $19.6 million available for future borrowings and we were in compliance with the financial covenants under our Bank Facility.

Under EITF 95-22 “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement”, we are required to classify all of our outstanding debt under the Bank Facility as a current liability. Under the subjective acceleration clause of the Bank Facility, the lending banks may declare a default if they reasonably believe that any of the following events have occurred or could reasonably be expected to occur:

•	a material adverse effect on our business, operations or condition (financial or otherwise);

•	a material adverse effect on our ability, or any subsidiary borrower or guarantor, to comply with the terms and conditions of the Bank Facility;

•	a material adverse effect on the enforceability of any Bank Facility document or the ability of the lending banks to enforce any rights or remedies under any Bank Facility document; or

•	a material adverse effect on the validity, perfection or priority of any lien arising under the Bank Facility.

We do not believe that any of these material adverse effects have occurred or can reasonably be expected to occur. Therefore, we do not believe that the lending banks have any rights to declare a default under the subjective acceleration clause of our Bank Facility. Hawk intends to manage the Bank Facility as long-term debt with a final maturity date in 2006, as provided for in the agreement that we signed. We expect the long-term availability under the revolving credit portion of the Bank Facility to be $50.0 million for the next twelve month period, subject to the borrowing base. However, if in the future, the lending banks do believe that a material adverse effect has occurred or could reasonably be expected to occur, they may declare a default and declare that all outstanding principal and interest under the Bank Facility is due and payable. We do not have sufficient cash or other credit facilities that would permit immediate repayment of the Bank Facility. If we were not able to negotiate new terms with the lending banks or other banks or lending sources, our financial condition and liquidity would be materially and adversely affected.

During the third quarter of 2003, the Company entered into short term borrowing agreements of up to $3.7 million with local financial institutions at its facilities in Italy and China. Borrowings under these facilities totaled $3.1 million as of September 30, 2003.

In October 2002, we exchanged $64.4 million of our $65.0 million, 101/4% Senior Notes due December 1, 2003 (Old Senior Notes), for 12% Senior Notes due December 1, 2006 (Senior Notes). The remaining principal of the Old Senior Notes in the amount of $583 remain outstanding and will mature on December 1, 2003. In addition, the holders of the Old Senior Notes that participated in the exchange for Senior Notes received a consent payment of $25.63 for each $1,000.00 of Old Senior Notes held as of October 23, 2002.

The consent payment which totaled $1.6 million, was issued in the form of new Senior Notes and is payable to the holders at maturity of the Senior Notes. The Senior Notes are general unsecured senior obligations of Hawk and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. The Senior Notes accrue interest at a rate of 12% per annum. Interest payments are due December 31 and June 30. In addition, in the event that our leverage ratio exceeds 4.0 to 1.0 for the most recently ended four quarters beginning with the semi-annual period ended December 31, 2002, we will be required to pay additional payment in kind (PIK) interest at a rate ranging from .25% to 2.00% until the next semi-annual test period. Any interest payment required under this test will be made by issuing additional new Senior Notes. On April 10, 2003, we issued additional PIK interest in the amount of $0.1 million in the form of additional new Senior Notes for the test period ended December 31, 2002. The additional PIK notes are identical in all respects to the Senior Notes. There was no additional PIK interest payable as of the June 30, 2003 semi-annual test period.

Hawk has the option to redeem the Senior Notes in whole or in part during the twelve months beginning December 1, 2002 at 105.0% of the aggregate principal amount thereof, beginning December 1, 2003 at 102.50% of the aggregate principal amount thereof and beginning December 1, 2004 at 100% of the aggregate principal amount thereof together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the Senior Note indenture, each holder of the notes will have the right to require Hawk to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

The Senior Notes permit Hawk and its subsidiaries to incur additional indebtedness without limitation, provided that we continue to meet a cash flow coverage and a leverage ratio. As of September 30, 2003, we did not meet the leverage ratio. The failure to meet this ratio does not constitute a default under the Senior Note indenture. Rather, the Senior Note indenture continues to permit certain other types of indebtedness subject to certain limitations. Our Bank Facility, which is secured by liens on all of our assets and the assets of our domestic subsidiaries, is permitted. We do not believe that our operations will be materially impacted by the limitation on indebtedness arising under the Senior Note indenture.

The Senior Notes prohibit the payment of cash dividends on Hawk’s Class A common stock. The Senior Notes also contain other covenants limiting Hawk’s ability and its subsidiaries to, among other things, make certain other restricted payments, make certain investments, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications. The Senior Notes consider non-compliance with the limitations events of default. In addition to non-payment of interest and principal amounts, the Senior Notes also consider default with respect to other indebtedness in excess of $5.0 million an event of default. In the event of a default, the principal and interest could be accelerated upon written notice by 25% or more of the holders of the notes.

Our net cash provided by operating activities was $23.0 million for the nine month period ended September 30, 2003 compared to $2.6 million for the comparable nine month period of 2002. The increase in cash from operations was attributable to our net income and the decrease in our working capital assets during the period. The decrease in our net working capital resulted from an increase in our accounts payable and other accrued expenses, during the period partially offset by an increase in our accounts receivable as a result of the net sales increase during the period. Our net working capital, exclusive of bank debt outstanding, which is classified as a current liability at September 30, 2003, was $34.1 million.

Our net cash used in investing activities was $5.8 million and $6.7 million for the nine month period ended September 30, 2003 and 2002, respectively, primarily for the purchase of property, plant and equipment.

Our net cash used in financing activities was $15.8 million for the nine month period ended September 30, 2003 as a result of the payment of principal on our debt. The decrease in borrowings during the nine month period ended September 30, 2003 resulted from proceeds from the decrease in our net working capital assets partially offset by the purchases of property plant and equipment. Net cash provided by financing activities was $4.3 million for the nine month period ended September 30, 2002 as a result of increased borrowings during the period primarily to support the increase in our net working capital assets and purchases of property, plant and equipment.

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

FORWARD LOOKING STATEMENTS

Statements that are not historical facts, including statements about our confidence in our prospects and strategies and our expectations about growth of existing markets and our ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. In addition to statements which are forward-looking by reason of context, the words “believe,” “expect,” “anticipate,” “intend,” “designed,” “goal,” “objective,” “optimistic,” “will” and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. Many factors could cause our actual results to differ materially and adversely from those in the forward-looking statements, including the following:

•	our ability to continue to meet the terms of our Senior Debt and Bank Facility which contain a number of significant financial covenants and other restrictions;

•	the effect of our debt service requirements on funds available for operations and future business opportunities and our vulnerability to adverse general economic and industry conditions and competition;

•	the impact of the reduction in air travel on our aerospace business;

•	the impact on our gross profit margins as a result of changes in our product mix;

•	our ability to effectively utilize all of our manufacturing capacity as the industrial and commercial end-markets we serve gradually improve or if improvement is not achieved as we anticipate;

•	our ability to generate profits at our facilities in Mexico and China, and to turn a profit at our start-up metal injection molding operation;

•	the effect of competition by manufacturers using new or different technologies;

•	the effect on our international operations of unexpected changes in legal and regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, difficulty in accounts receivable collection and potentially adverse tax consequences;

•	the effect of fluctuations in foreign currency exchange rates as our non-U.S. sales continue to grow;

•	our ability to negotiate new agreements, as they expire, with our unions representing certain of our employees, on terms favorable to us or without experiencing work stoppages;

•	the effect of any interruption in our supply of raw materials or a substantial increase in the price of any of the raw materials;

•	the continuity of business relationships with major customers;

•	the ability of our products to meet stringent Federal Aviation Administration criteria and testing requirements; and

•	our ability to comply with the NYSE’s continued listing standards.

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

Interest Rate Sensitivity. At September 30, 2003, approximately 24.5%, or $22.9 million, of our debt obligations bear interest at a variable rate. Our primary interest rate risk exposure results from variable rate debt instruments. If interest rates were to increase 100 basis points (1.0%) from September 30, 2003 rates, and assuming no changes in debt from September 30, 2003 levels, our additional annual interest expense would be approximately $0.2 million. We do not engage in activities using complex or highly leveraged instruments.

The interest rates on our long-term debt reflect market rates and therefore, the carrying value of long-term debt approximates fair value.

Foreign Currency Exchange Risk. The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. We currently do not hedge our foreign currency exposure and, therefore, have not entered into any forward foreign exchange contracts to hedge foreign currency transactions. We have operations outside the United States with foreign-currency denominated assets and liabilities, primarily denominated in Euro, Canadian dollars, Mexican pesos and Chinese renminbi. Because we have foreign-currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. The unhedged foreign currency balance sheet exposures as of September 30, 2003 are not expected to result in a significant impact on earnings or cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2003, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Vice President — Finance. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer and Vice President — Finance concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Hawk, including our consolidated subsidiaries, required to be included in reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation.

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

ITEM 5. OTHER INFORMATION

On January 2, 2003 we announced that the New York Stock Exchange (NYSE) accepted our business plan for continued listing on the exchange. As a result, we will continue to be listed on the NYSE, subject to quarterly monitoring to the goals outlined in our plan presented to the NYSE. Our plan includes steps to comply with the NYSE’s continued listing criteria of maintaining shareholders’ equity of not less than $50.0 million and an average market capitalization of not less than $50.0 million over a 30 trading-day period. Hawk is continuing to work with the NYSE to achieve the plan’s goals by March 2004. Failure to achieve the plan’s goal by March 2004 will result in Hawk being subject to NYSE trading suspension and delisting.

Our total market capitalization based on the 8.6 million shares of our common stock and the $4.05 per share closing price of our common stock on September 30, 2003 was approximately $34.8 million. As of November 13, 2003, based on the closing price of our common stock of $3.70 per share, our total market capitalization was approximately $31.8 million. Our shareholder’s equity at September 30, 2003 was $47.0 million. Because our Bank Facility and Senior Notes do not contain a financial covenant requiring continued NYSE listing, we do not believe our liquidity will be adversely affected if we are unable to conduct our operations in accordance with our business plan submitted to the NYSE. We are in the process of seeking an alternative market for the listing of our common stock in the event we are unable to reach the minimum NYSE listing standards by March 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

31.1* Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1* Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2* Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

(b)	Reports on Form 8-K:
We have filed three reports on Form 8-K since June 30, 2003:

A report dated July 29, 2003 reporting our financial results for the second quarter of 2003.

A report dated October 29, 2003 reporting a temporary limitation in distribution and diversification in employees’ individual accounts of various 401(k) plans during the period beginning December 5, 2003, through December 22, 2003, as a result of the consolidation of the plans into a new Hawk Corporation 401(k) Savings and Retirement Plan on January 1, 2004.

A report dated November 3, 2003 reporting our financial results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	HAWK CORPORATION

By: /s/ RONALD E. WEINBERG Ronald E. Weinberg Chairman of the Board, CEO and President

By: s/ JOSEPH J. LEVANDUSKI Joseph J. Levanduski Chief Financial Officer