Form 10-K
period 2003-12-31
HAWK CORP
filed 2004-03-26
CIK 849240

Part I
Our Company
Discontinued Operations
Business Strategy
Our Principal Markets and Products
Our Business Segments
Our Manufacturing Processes
Our Quality Control Procedures
Our International Operations
Our Technology
Our Customers
How We Market and Sell Our Products
Our Competition
The Suppliers and Prices of Raw Materials We Use
Government Regulation of Our Businesses
Environmental, Health and Safety Matters
Our Intellectual Property
Personnel
Part II
Quarterly Stock Prices
Results of Operations
Outlook for 2004
Critical Accounting Policies
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
Segment Sales Analysis
Year Ended December 31, 2002 Compared to Year Ended December 31, 2001
Liquidity and Capital Resources
Primary Financing Requirements
Selected Measures of Liquidity and Capital Resources from Continuing Operations
Forward-Looking Statements
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Audited Consolidated Financial Statements
REPORT OF INDEPENDENT AUDITORS
11. Income Taxes
Part III
Part IV
SIGNATURES
AMENDMENT NO.1 TO CREDIT AGREEMENT
SETTLEMENT AGREEMENT
TRANSITION AGREEMENT
COMMON STOCK SELLING PLAN
AMENDMENT NO 1 TO AMENDED AND RESTATED EMP
FIRST AMENDMENT TO AMENDED AND RESTATED EM
CODE OF BUSINESS CONDUCT AND ETHICS
SUBSIDIARIES OF THE REGISTRANT
CONSENT OF ERNST & YOUNG LLP
302 CERT OF CEO
302 CERT OF CFO
906 CERT OF CEO
906 CERT OF CFO

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File No. 001-13797

HAWK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	34-1608156

(State of Incorporation)	(I.R.S. Employer Identification No.)

200 Public Square, Suite 1500, Cleveland, Ohio	44114-2301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (216) 861-3553

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Class A Common Stock, par value $.01	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒  NO ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES ☐  NO ☒

      The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2003 was $19,469,887 (based on the closing price as quoted on the New York Stock Exchange on that date).

      As of February 27, 2004, the Registrant had 8,624,826 shares of Class A Common Stock, net of treasury shares, and 0 shares of Class B non-voting Common Stock outstanding. As of that date, non-affiliates held 5,705,003 shares of Class A Common Stock and 0 shares of Class B non-voting Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 2004 Proxy Statement of Hawk Corporation are incorporated by reference into Part III of this Form 10-K.

      As used in this Form 10-K, the terms “Company,” “Hawk,” “Registrant,” “we,” “us” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2003.

Part I

ITEM 1.	BUSINESS

Our Company

      Hawk Corporation, founded in 1989, is a leading supplier of friction products and powder metal precision components for industrial, agricultural, powersports and aerospace applications. Our common stock has been publicly traded since 1998. We focus on designing, manufacturing and marketing products requiring sophisticated engineering and production techniques for applications in markets in which we have achieved a significant market share. Our friction products include parts for brakes, clutches and transmissions used in construction vehicles, agricultural vehicles, trucks, motorcycles and race cars, and brake parts for landing systems used in commercial and general aviation. Our precision components are used in pumps, motors, transmissions, anti-lock brake systems and other applications for industrial equipment, lawn and garden equipment, appliances, small hand tools and trucks. Our friction and precision components are made principally from proprietary formulations and designs of composite materials and metal powders.

      We benefit from a deep and diversified customer base, with approximately 2,500 total customers, none of which accounted for more than 8.5% of our net sales in 2003. We are a preferred supplier to many of the world’s largest and well known brand name original equipment manufacturers, deriving more than 80% of our sales from products for which we are the sole source provider for specific customer applications. We offer our customers full service capabilities, from design through production, and work closely with original equipment manufacturers to improve performance and develop product innovations to generate increased sales. We also benefit from a diversified product list, with over 5,000 total products, none of which accounted for more than 5% of our net sales in 2003. We do not target the cyclical consumer automotive sector. Consequently, less than 9% of our net sales in any of the last five years were to the consumer automotive market. For the year ended December 31, 2003, we generated net sales of $202.6 million and income from operations of $10.9 million. For the year ended December 31, 2002, we had net sales of $185.9 million and income from operations of $13.0 million.

      Hawk is a holding company, the principal assets of which consist of the capital stock of its manufacturing subsidiaries, Friction Products Co., S.K. Wellman Corp., S.K. Wellman SpA, S.K. Wellman of Canada Limited, Hawk Composites (Suzhou) Company Limited, Hawk International Trading (Shanghai) Company, Ltd., Helsel, Inc., Sinterloy Corporation, Allegheny Clearfield, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., Tex Racing Enterprises, Inc. and Logan Metal Stampings, Inc. Through our subsidiaries, we operate primarily in three reportable segments: friction products, precision components and performance racing. For the year ended December 31, 2003, our sales by segment were:

•	Friction Products

We believe that, based on net sales, we are one of the top worldwide manufacturers of friction products used in industrial, agricultural, powersports and aerospace applications. Our friction products segment manufactures parts and components made from proprietary formulations of composite materials, primarily consisting of metal powders and synthetic and natural fibers. Friction products are used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. The principal markets served by our friction products segment include construction vehicles, agricultural vehicles, trucks, motorcycles, race cars, all-terrain vehicles (ATVs) and commercial and general aircraft. We believe we are:

•	a leading domestic and international supplier of friction products for construction equipment, agricultural equipment and trucks,

•	the leading North American independent supplier of friction materials for braking systems for new and existing series of many commercial aircraft models, including the Boeing 737 and 757 and the MD-80, and several regional jets used by commuter airlines, including the Canadair regional jet series,

•	a leading domestic supplier of friction products into powersport and specialty markets such as motorcycles, race cars, ATV’s and snowmobiles, and

•	the largest supplier of friction materials for the growing general aviation market, including numerous new and existing series of Gulfstream, Cessna, Lear and Beech aircraft.

For the years ended December 31, 2003 and 2002, our friction products segment generated net sales of $121.6 million and $106.1 million, representing 60.0% and 57.1% of our total net sales, respectively and income from operations of $8.3 million and $7.8 million, representing 76.1% and 60.0%, of our total income from operations, respectively. The foreign operations of our friction segment represented 37.3% of total friction segment net sales in 2003 compared to 30.9% in 2002.

•	Precision Components

We are a leading supplier of powder metal precision components for industrial equipment, lawn and garden equipment, appliances, hand tools and trucks. We use composite metal alloys in powder form to manufacture high quality custom-engineered metal components. Our precision components segment serves four specific areas of the powder metal marketplace:

•	tight tolerance fluid power components such as pump elements and gears,

•	large powder metal components used primarily in construction equipment, agricultural equipment and trucks,

•	high volume parts for the lawn and garden, appliance and other markets, and

•	metal injection molded parts for a variety of industries, including small hand tools, medical and telecommunications.

For the years ended December 31, 2003 and 2002, our precision components segment generated net sales of $68.1 million and $67.2 million, representing 33.6% and 36.1% of our total net sales, respectively and income from operations of $2.2 million and $4.3 million, representing 20.2% and 33.1% of our total income from operations, respectively.

•	Performance Racing

We engineer, manufacture and market premium branded clutch, transmissions and driveline systems for the performance racing market. Through this segment, we supply parts for the National Association for Stock Car Auto Racing (NASCAR) and the Indy Racing League (IRL) racing series and for the weekend enthusiasts in the Sports Car Club of America (SCCA) and the American Speed Association (ASA) racing clubs and other road racing and competition cars. For the years ended December 31, 2003 and 2002, our performance racing segment generated net sales of $12.9 million and $12.6 million, representing 6.4% and 6.8% of our total net sales, respectively and income from operations of $0.4 million and $0.9 million, representing 3.7% and 6.9% of our total income from operations, respectively.

Discontinued Operations

      In the fourth quarter of 2003 we committed to a plan to sell our motor segment, which has operations in Alton, Illinois and Monterrey, Mexico. This segment, which manufactures die-cast aluminum rotors for fractional and sub-fractional horsepower electric motors, failed to achieve a certain level of profitability, and, after completing extensive analysis, we determined that a divestiture of this segment would allow us to concentrate on our major segments of friction products and precision components. We have initiated an active marketing plan and anticipate selling the segment prior to the end of 2004.

      Results of operations for this segment have been restated to reclassify its net operations, assets and liabilities as discontinued for all periods presented in this report. Certain corporate expenses and interest expense previously allocated to this segment have been reallocated to our remaining continued operations, which have resulted in a restatement of our results by business segment. The loss from discontinued operations in 2003 includes a $4.5 million pre-tax, non-cash charge to reduce the net assets of this segment to its estimated fair value, less costs to sell.

      Operating results from discontinued operations are summarized as follows:

	2003	2002	2001

	(in millions)
Net sales	$14.5	$11.4	$7.5

Net loss, net of tax	$(5.0)	$(1.9)	$(2.1)

Business Strategy

      Our business strategy includes the following principal elements:

•	Focus on High-Margin, Specialty Applications. We focus on markets that require sophisticated engineering and production techniques and in which we have achieved a significant market share. We seek to compete in markets requiring a high level of engineering expertise and technical capability, rather than in markets in which the primary competitive factor is product pricing. We believe margins for our products in these markets are higher than in other manufacturing markets that use standardized products. Our gross margins were 23.4% and 23.8% for the years ended December 31, 2003 and 2002, respectively.

•	Introduce New Products. A key part of our strategy is the introduction of products for new applications, which incorporate improved performance characteristics or reduced costs in response to customer needs. Our engineers proactively focus on developing new product solutions that enhance performance and reduce manufacturing costs, including instances where we are the incumbent supplier. We also grow by applying our existing products and technologies to new specialized applications where our products have a performance or technological advantage.

•	Expand Customer Relationships. We seek to provide advanced solutions to customers, enhancing our long-term relationships. Our engineers work closely with customers to develop and design new products and improve the performance of existing products. We believe that more than 80% of our net sales are from products and materials for which we are the sole source provider for specific customer applications. Our predecessors formed, and we have continued to build, relationships with a number of customers dating back over 50 years. Our commitment to quality, service and just-in-time delivery enables us to build and maintain strong and stable customer relationships. We believe that strong relationships with our customers provide us with significant competitive advantages in obtaining and maintaining new business opportunities.

•	Capitalize on Aftermarket Opportunities. Our aftermarket sales enable us to reduce our exposure to adverse economic cycles. Because friction products are the consumable, or wear-related, component of brake, clutch and transmission systems, the use of our friction products in conjunction with a new or existing system provides us with the opportunity to supply the aftermarket for the life of the system, typically through sales to the original equipment manufacturer. For example, the ability to service the aftermarket for a particular aircraft braking system will likely provide us with a stable market for our friction products for the life of the product, which can be 30 years or more. We estimate that aftermarket sales of friction products have comprised approximately 40% of our friction product sales in recent years. Additionally, in 2003 we instituted new marketing programs to expand our aftermarket sales into new markets and applications that are not served by our original equipment customers.

•	Selectively Expand Internationally. Through our friction and precision component segments, we have foreign manufacturing facilities in Italy, Canada and China, and through our friction segment’s worldwide distribution network, we continue to selectively expand our international operations in established markets throughout Europe, Asia, North America, South America and Australia. Our international net sales represented $47.8 million, or 23.6%, of our consolidated net sales for the year ended December 31, 2003, and $34.1 million, or 18.3%, of our consolidated net sales in 2002.

•	Lower Our Costs of Production. Through various cost reduction programs, lean manufacturing initiatives and Six Sigma projects, we continue to look for ways to lower the total cost of producing our product. In the fourth quarter of 2003, we committed to a plan to close our Brook Park, Ohio friction manufacturing facility and move all production to a new lower cost domestic facility. We expect that the annual pre-tax savings to us as a result of this relocation will be approximately $2.5 million at full production levels, primarily from reduced operating expenses in addition to various state and local incentive packages. The new leased facility is expected to begin construction in 2004 and be fully operational in 2005.

Our Principal Markets and Products

      We focus on supplying the industrial, agricultural, aerospace, and performance racing markets with components that require sophisticated engineering and production techniques for applications where we have achieved a significant market share. We have diversified our end markets through acquisitions and product line expansions. We believe that diversification has reduced our economic exposure to the cyclical effects of any particular industry. For the year ended December 31, 2003, our sales by principal markets were:

Friction Products

      Friction products are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. For example, the friction components in construction vehicles enable their braking systems to slow and stop the vehicles and enable their clutches and transmissions to function in controlling the motion of the vehicles. Our friction products also include friction components for use in automatic and power shift transmissions, clutch facings that serve as the main contact point between an engine and a transmission, and brake components for use in many truck, construction, agriculture, aircraft and specialty vehicle braking systems. Our friction products segment manufactures products made from proprietary formulations of composite materials that primarily consist of metal powders and synthetic and natural fibers.

      Our friction products are custom-designed to meet the performance requirements of a specific application and must meet temperature, pressure, component life and noise level criteria. The engineering required in designing a friction material for a specific application dictates a balance between the component life cycle and the performance application of the friction material in, for example, stopping or starting movement. Friction products are consumed through customary use in a brake, clutch or transmission system and require regular replacement. Because the friction material is the consumable, or wear-related, component of these systems, new friction product introduction in conjunction with a new system provides us with the opportunity to supply the aftermarket with that friction product for the life of the system.

      The principal markets served by our friction segment include manufacturers of truck clutches, transmissions, heavy-duty construction and agricultural vehicle brakes, aircraft brakes, motorcycle, snowmobile and racing and performance automotive brakes. Based on net sales, we believe that we are among the top worldwide manufacturers of friction products used in industrial and aerospace applications. We estimate that aftermarket sales of friction products have comprised approximately 40% of our net friction product sales in recent years. We believe that our aftermarket sales component enables us to reduce our exposure to adverse economic cycles.

      Construction/ Agriculture/ Trucks/ Powersport and Specialty. We supply a variety of friction products for use in brakes, clutches and transmissions on construction and agriculture equipment, trucks and specialty vehicles. These components are designed to precise friction characteristics and mechanical tolerances permitting brakes to stop or slow a moving vehicle and the clutch or transmission systems to engage or disengage. We believe we are a leading supplier to original equipment manufacturers and to the aftermarket. We also believe that our trademarks, including Velvetouch®, Fibertuff® and Hawk Performance®, are well known in the aftermarket for these components. The use of our friction products in conjunction with a new or existing brake, clutch or transmission system provides us with the opportunity to supply the aftermarket with the friction product for the life of the system.

•	Construction Equipment. We supply friction products such as transmission discs, clutch facings and brake components to manufacturers of construction equipment, including Caterpillar. We believe we are one of the largest domestic supplier of these types of friction products. Replacement components for construction equipment are sold through original equipment manufacturers as well as various aftermarket distributors.

•	Agriculture Equipment. We supply friction products such as clutch facings, transmission discs and brake components to manufacturers of agriculture equipment, including John Deere and CNH. We believe we are the one of the largest domestic suppliers of these friction products. Replacement components for agricultural equipment are sold through original equipment manufacturers, as well as various aftermarket distributors.

•	Medium and Heavy Trucks. We supply friction products for clutch buttons and facings used in medium and heavy trucks to original equipment manufacturers, such as Eaton and Sachs. We believe we are the leading domestic supplier of replacement friction products used in these applications. Replacement components are sold through original equipment manufacturers and various aftermarket distributors.

•	Powersport and Specialty Friction. We supply friction products for use in specialty applications, such as brake pads for Harley-Davidson motorcycles, General Motors’ Hummer and Bombardier, Polaris and Arctic Cat snowmobiles, race cars and performance automotive vehicles. We believe that these markets are experiencing significant growth, and that we have increased our market share with our combination of superior quality and product performance. Our replacement components are sold through original equipment manufacturers and various aftermarket distributors.

      Aerospace. We believe we are a leading North American independent supplier of friction materials to the manufacturers of braking systems for the Boeing 727, 737 and 757, the DC-9, DC-10, MD-80 and Bombardier’s Canadair regional jet series used by commuter airlines. We believe we are also the largest supplier of friction materials to the general aviation (non-commercial airline, non-military) market, supplying friction materials for aircraft manufacturers such as Cessna, Lear, Gulfstream and Beech.

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

      Our friction products for commercial aerospace applications are primarily used on “single-aisle” aircraft that are flown on shorter routes, resulting in more takeoffs and landings than those experienced by “wide body” aircraft. We believe our friction products provide an attractive combination of performance and cost effectiveness in these applications. According to Boeing’s 2003 Current Market Outlook, approximately 75% of the 15,612 airplanes in the world fleet are single-aisle or regional commercial aircraft. The report also forecasts single-aisle and regional aircraft to grow by approximately 9,550 to 25,162 by the end of 2022. The Boeing report also states that world airline passenger traffic is projected to increase 5.1% over the next twenty years. We expect that long-term growth in world airline traffic, combined with the increasing number of single-aisle and regional aircraft, will cause long-term demand for our aerospace friction products to be stable. However, this market remained soft in 2003 with our net aircraft sales increasing only 2.5% when compared to 2002. As a result of the continued retirement of certain older aircraft, which utilize our braking material and the continued softness in air travel since September 2001, we expect sales in this market to decline in 2004 by approximately 6% to 8% compared to 2003.

Precision Components

      Our precision components segment is a leading supplier of powder metal components consisting primarily of pump, motor and transmission elements, gears, pistons and other component parts for applications ranging from lawn and garden tractors to industrial equipment. Since we were founded, we have participated in the growing powder metal products industry with a focus on the North American industrial market. The Metal Powder Industries Federation, an industry trade group, estimates that the powder metal market for automotive and non-automotive applications in North America had sales of over $5 billion in 2002.

      We manufacture a variety of components made from powder metals for use in:

•	fluid power applications, such as pumps and other hydraulic mechanisms,

•	transmissions, other drive mechanisms and anti-lock braking systems used in trucks, off-road and lawn and garden equipment,

•	gears and other components for use in home appliances, small hand tools, office equipment, medical, and telecommunication equipment, and

•	components used in automotive applications.

      Powder metal components can often be produced at a lower cost per unit than products manufactured with forging, casting or stamping technologies due to the elimination of, or substantial reduction in, secondary machining, lower material costs and the virtual elimination of raw material waste. In addition, we expect advances in our core powder metal technology to permit production of powder metal components with improved strength, hardness and durability for demanding applications and with greater design flexibility and dimensional precision. As a result, we believe that the current trend of substituting powder metal components for forged, cast or stamped components in industrial applications will continue for the foreseeable future, providing us with increased product and market opportunities.

      Our precision component segment proactively targets four specific niches in the market place:

•	High Precision. Our pressing and finishing capabilities enable us to specialize in tight tolerance fluid power components such as pump elements and gears. In addition, we believe that our machining capabilities provide us with a competitive advantage by giving us the ability to supply a completed part to our customers, typically without any subcontracted precision machining. We expect that our growth in this niche will be driven by existing customers’ new design requirements and new product applications primarily for pumps, motors and transmissions.

•	Large Size Capability. We have the capability to make powder metal components that are among the largest used in North America. For example, we make reactor plates, which serve as an opposing surface to friction disks made by us, having diameters up to 19 inches for use in transmissions in construction equipment. We expect our sales of large powder metal components to continue to grow as we create new designs for existing customers and benefit from market growth, primarily in current construction, agricultural and truck applications.

•	High Volume. We also target smaller, high volume parts where we can use efficient pressing and sintering capabilities to our best advantage. In this niche, our primary markets have been powder metal components for the lawn and garden, home appliance, power hand tool, truck, automotive and business equipment markets. We believe that our high volume capabilities provide us with opportunities to cross-sell numerous of our other precision components to customers of high precision and large size parts. Several of our leading original equipment customers have a variety of applications that we supply from both our friction and precision components segments.

•	Metal Injection Molding. We also manufacture small, complex metal injection molded parts for a variety of industries, such as small hand tools, medical and telecommunications. We believe that many of our traditional powder metal customers may also be attractive prospects for metal injected molded parts.

              Performance Racing

      We supply premium clutch, transmissions and driveline systems under our Quarter Master and Tex Racing brands. These products are used by leading teams in NASCAR, IRL and ASA racing series and by weekend enthusiasts in the SCCA racing clubs, as well as in other road racing and oval track competition cars. We supply the official brake pad of the SCCA and are a participating manufacturer sponsor of the SCCA and several other racing series.

Our Business Segments

      The following table sets forth comparative operating results and total assets by each of our operating segments:

	Year ended December 31,

	2003		2002		2001

	(dollars in millions)
Net sales to external customers:
Friction products (1)	$121.6	60.0%	$106.1	57.1%	$104.1	58.9%
Precision components(2)	68.1	33.6%	67.2	36.1%	59.8	33.8%
Performance racing(1)	12.9	6.4%	12.6	6.8%	13.0	7.3%

Consolidated	$202.6	100.0%	$185.9	100.0%	$176.9	100.0%

Gross profit:
Friction products(1)	$29.5	62.2%	$25.4	57.5%	$24.9	61.2%
Precision components(2)	14.5	30.6%	15.1	34.1%	12.0	29.5%
Performance racing(1)	3.4	7.2%	3.7	8.4%	3.8	9.3%

Consolidated	$47.4	100.0%	$44.2	100.0%	$40.7	100.0%

Income from operations(3)
Friction products(1)	$8.3	76.1%	$7.8	60.0%	$6.6	91.6%
Precision components (2)	2.2	20.2%	4.3	33.1%	0.3	4.2%
Performance racing(1)	0.4	3.7%	0.9	6.9%	0.3	4.2%

Consolidated	$10.9	100.0%	$13.0	100.0%	$7.2	100.0%

	December 31,

	2003	2002

	(in millions)
Total assets:
Friction products(1)	$101.2	$95.7
Precision components(2)	77.0	75.7
Performance racing(1)	11.0	11.1

Continuing operations	189.2	182.5
Discontinued operations	4.3	10.4

Consolidated	$193.5	$192.9

(1)	As of January 1, 2002, we reclassified an operating unit formerly associated with our performance racing segment to our friction products segment as a result of changes in the internal operating responsibility of that unit. We have reclassified all prior periods discussed in this Form 10-K to reflect this change.

(2)	A line of business formerly associated with our motor segment, which was discontinued as of December 31, 2003, will be retained by us and has been reclassified to our precision components segment. Net sales from this line of business were $1.2 million, $1.3 million and $1.5 million for the years ended December 31, 2003, 2002, and 2001, respectively. All prior periods have been reclassified to reflect this change.

(3)	In accordance with the non-amortization provisions of SFAS No. 142 (see “Note 2-Significant Accounting Policies” to the accompanying consolidated financial statements beginning on page 32 of this Form 10-K), we discontinued the amortization of goodwill in 2002.

The following table illustrates the pro forma effect on income (loss) from operations had we applied the non-amortization provisions of SFAS 142 for the year ended December 31, 2001 by segment:

	Year Ended
	December 31,
	2001

	(dollars in
	millions)
Pro forma income (loss) from operations:
Friction products	$7.8	77.2%
Precision components	1.5	14.9%
Performance racing	0.8	7.9%

Consolidated	$10.1	100.0%

Our Manufacturing Processes

      The manufacturing processes for most of our friction products, performance racing brake products and powder metal precision components are similar. In general, all use composite metal alloys in powder form to make high quality powder metal components. The basic manufacturing steps of blending/compounding, molding/compacting, sintering (or bonding) and secondary machining/treatment are as follows:

•	Blending/compounding: Composite metal alloys in powder form are blended with lubricants and other additives according to scientific formulas, many of which are proprietary. The formulas are designed to produce precise performance characteristics necessary for a customer’s particular application. We often work together with our customers to develop new formulas that will produce materials with greater energy absorption characteristics, durability and strength.

•	Molding/compacting: At room temperature, a specific amount of a powder alloy is compacted under pressure into a desired shape. Our molding presses are capable of producing pressures of up to 3,000 tons. We believe that we have some of the largest presses in the powder metal industry, enabling us to produce large, complex components. We can also create complex shapes not obtainable with conventional powder metal presses with our metal injection molding equipment.

•	Sintering: After compacting, molded parts are heated in furnaces to specific temperatures slightly below melting, enabling metal powders to metallurgically bond, harden and strengthen while retaining their desired shape. For friction materials, the friction composite part is also bonded directly to a steel plate or core, creating a strong continuous metallic part.

•	Secondary machining/treatment: If required by customer specifications, a sintered part undergoes additional processing. This processing is generally necessary to attain increased hardness or strength, tighter dimensional tolerances or corrosion resistance. To achieve these specifications, parts are heat or steam treated, precision coined or flattened, ground, machined or treated with a corrosion resistant coating.

      Some of our friction products, including those used in oil-cooled brakes and power shift transmissions, do not require all of the foregoing steps. For example, composite friction materials are molded under high temperatures and cured in electronically-controlled ovens and then bonded to a steel plate or core with a resin-based polymer.

Our Quality Control Procedures

      Throughout our design and manufacturing process, we focus on quality control. For product design, each manufacturing facility uses state-of-the-art testing equipment to replicate virtually any application required by our customers. This equipment is essential to our ability to manufacture components that meet stringent customer specifications. To ensure that tolerances have been met and that the requisite quality is inherent in our finished products, we use statistical process controls, a variety of electronic measuring equipment and computer-

controlled testing machinery. We have also established programs within each of our facilities to detect and prevent potential quality problems.

      In 2001, we launched a Six Sigma initiative focused on creating a culture of continuous improvement. Six Sigma is a discipline that aims to eliminate costly process variation in a company’s operations and bring more value to its customers. To achieve this, Six Sigma managers use statistical analysis to locate process and product errors. As of December 31, 2003 we have trained approximately 260 employees under the Six Sigma initiative.

Our International Operations

      We operate friction manufacturing facilities in Orzinuovi, Italy, Ontario, Canada and Suzhou, China. We operate a powder metal manufacturing facility in Suzhou, China. Our international operations are subject to the usual risks of operating in foreign jurisdictions. Risks inherent in international operations include the following:

•	Foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including exchange controls,

•	Fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U. S. dollars of products and services provided by us in foreign markets where payment for our products is made in local currency,

•	Unexpected adverse changes in foreign laws or regulatory requirements may occur,

•	Compliance with a variety of foreign laws and regulations may be difficult, and

•	Overlap of different tax laws may subject us to additional taxes.

      Our international net sales represented $47.8 million, or 23.6% of our consolidated net sales in 2003 compared $34.1 million, or 18.3% of our consolidated net sales in 2002.

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

Our Customers

      We seek to provide advanced solutions to customers, enhancing our long-term relationships. Our engineers work closely with our customers to develop and design new products and improve the performance of existing products. We believe that more than 80% of our sales are from products and materials for which we are the sole source provider for specific customer applications. Our predecessors developed, and we have continued to build, relationships with a number of customers dating back over 50 years. Our commitment to quality, service and just-in-time delivery have enabled us to build and maintain strong and stable customer relationships. We believe that strong relationship with our customers provide us with significant competitive advantages in obtaining and maintaining new business opportunities.

      Through various acquisitions since our formation, we have broadened our product lines, increased our technological capabilities, further enhanced our customer relationships and further expanded our preferred supplier status. As a result of our commitment to customer service and satisfaction, we are a preferred supplier to many of the world’s leading original equipment manufacturers, including Aircraft Braking Systems, Goodrich, Caterpillar, Eaton, Deere, CNH, Hydro-Gear, Sauer-Danfoss, Parker Hannifin, Electrolux and Haldex.

      Our top five customers accounted for 26.6% of our consolidated net sales in 2003 and 25.1% of our consolidated net sales in 2002.

      The following table describes some of our key customers in each of our business segments, the approximate number of years they have been our customers, the principal products we sell to them and selected applications for those products:

	Selected Key Customers	Principal	Selected
Business Segment	(and Years as a Customer)	Products Sold	Applications

Friction Products Construction	Caterpillar (55 years) Allison Transmission (55 years) Dana Clark Hurth (35 years)	Brake Linings Transmission Discs	Tractors, Motor Graders and Wheel Loaders Lift Trucks and Mining Trucks

Agriculture	John Deere (45 years) CNH (40 years) AGCO (35 years)	Brake Linings Transmission Discs	Tractors

Truck	Eaton (30 years) ZF Meritor (2 years)	Clutch Buttons Transmission Discs	On-highway Trucks

Aerospace	Aircraft Braking Systems (35 years) BFGoodrich (35 years) Parker Hannifin (20 years) Bombardier (10 years)	Brake Linings	Commercial Airliners Commuter Planes Military Helicopters

Powersport and Specialty	Hayes Brake (20 years) Bombardier (15 years) TRW (10 years)	Brake Linings	Harley-Davidson Motorcycles Snowmobiles AM General Hummer

Precision Components	Eaton (29 years) Electrolux Home Products (20 years) Parker Hannifin (20 years) MTD (20 years) Haldex Barnes (18 years) Hydro-Gear (15 years) Sauer-Danfoss (15 years) Honda (8 years)	Powder Metal Gears Rotors Transmission Components Hubs, Bearings, Spacers and Structural Components	Hydrostatic Transmissions Fluid Power Controls Construction Equipment Industrial Pumps Gasoline Pumps Truck Transmissions Lawn and Garden Equipment

	Selected Key Customers	Principal	Selected
Business Segment	(and Years as a Customer)	Products Sold	Applications

Performance Racing	Petty Enterprises (22 years) Richard Childress Racing (25 years) Robert Yates Racing (19 years) Hendricks Motorsports (20 years)	Gears Transmission Components Clutch and Drive-train Components	Race Cars

How We Market and Sell Our Products

      We market our products globally through product managers and direct sales professionals, who operate primarily from our facilities in the United States, Italy, China and Canada and sales offices in Germany and Argentina. Our product managers and sales force work directly with our engineers who provide the technical expertise necessary for the development and design of new products and for the improvement of the performance of existing products. Our friction products are sold both directly to original equipment manufacturers and to the aftermarket through our original equipment customers and a network of distributors and representatives throughout the world. We also sell our precision components to original equipment manufacturers through independent sales representatives. Sales to customers in our performance racing segment are sold directly to race teams and distributors throughout the United States.

Our Competition

      The principal segments in which we operate are competitive and fragmented, with many small manufacturers and only a few manufacturers that generate annual sales in excess of $50 million. Our success will depend on our ability to continue to meet our customers’ changing specifications with respect to reliability and timeliness of delivery, technical expertise, product design capability, manufacturing expertise, operational flexibility and customer service.

      We compete for new business principally at the beginning of the development of new applications and at the redesign of existing applications by our customers. For example, new model development for our aircraft braking system customers generally begins two to five years before full-scale production of new braking systems. Initiatives by customers to upgrade existing products typically involve long lead times as well. We also compete with manufacturers using different technologies, such as carbon composite (carbon-carbon) friction materials for aircraft braking systems. Carbon-carbon braking systems are significantly lighter than the metallic aircraft braking systems that we supply friction materials for, but are generally more expensive. The carbon-carbon brakes are typically used on wide-body aircraft, such as the Boeing 747 and 777, and on military aircraft, where the advantages in reduced weight may justify the additional expense.

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

The Suppliers and Prices of Raw Materials We Use

      We require substantial amounts of raw materials, including copper and iron powders, steel and custom-fabricated cellulose sheet and substantially all of the raw materials we require are purchased from third party suppliers and are generally in adequate supply. However, the availability and costs of raw materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers and changes in exchange rates and worldwide price and demand levels. We are not currently party to any long-term supply agreements. Our inability to obtain adequate supplies of raw materials for our products at favorable prices could have a material adverse effect on our business, financial condition or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. Recently, we have experienced an increase in the costs of our copper and iron powders and steel. If we are not able to reduce or eliminate the effect of these cost increases through lowering other costs of production or successfully implementing price increases to our customers, such cost increases from our vendors could have a negative effect on our financial results.

Government Regulation of Our Businesses

      Our sales to manufacturers of aircraft braking systems represented 11.1% of our consolidated net sales in 2003 and 11.8% of our consolidated net sales in 2002. Each aircraft braking system, including the friction products supplied by us, must meet stringent Federal Aviation Administration criteria and testing requirements. We have been able to meet these requirements in the past and we continuously review Federal Aviation Administration compliance procedures to help ensure our continued and future compliance.

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

Our Intellectual Property

      Our federally registered trademarks include Hawk®, Wellman Friction Products®, Velvetouch®, Fibertuff®, Feramic®, Velvetouch Feramic®, Velvetouch Organik®, Hawk Brake®, Hawk Performance®, Hawk Precision Components®, Quarter Master® and Tex Racing®. Velvetouch®, Fibertuff® and Hawk Performance® are our principal trademarks for use in the friction products aftermarket segment. We have applied for the registration of the Hawk Precision Components Group, Hawk Racing International, Pro V and Wellman Products Group trademarks. Although we maintain patents related to our business, we do not believe that our competitive position is dependent on patent protection or that our operations are dependent on any individual patent. To protect our intellectual property, we rely on a combination of internal procedures, confidentiality agreements, patents, trademarks, trade secrets law and common law, including the law of unfair competition.

Personnel

      At December 31, 2003, we had approximately 1,170 domestic employees and 390 international employees at our continuing operations. Approximately 185 employees at our Brook Park, Ohio plant are covered under a collective bargaining agreement with the Paper, Allied Industrial, Chemical and Energy Workers International Union expiring in October 2005; approximately 25 employees at our Akron, Ohio facility are covered under a collective bargaining agreement with the United Automobile Workers expiring in July 2005; and approximately 225 employees at our Orzinuovi, Italy plant are represented by a national mechanics union agreement that expires in December 2005. The Italian employees are also covered by a local union agreement that expires in December 2004. We have experienced no material work stoppages and believe we have good relations with our employees and their unions. We have previously announced our intention to close our Brook Park, Ohio facility. We expect this closure to be completed in 2005.

ITEM 2.	PROPERTIES

      Hawk’s world headquarters is located in Cleveland, Ohio. We maintain manufacturing and research and development facilities at our continuing operations in 15 locations in 4 countries. We are a lessee under operating leases for some of our properties and equipment. Hawk’s principal research facility is located in Solon, Ohio. In addition, research is also performed in a number of the operating divisions’ facilities. We believe that substantially all of our property and equipment is maintained in good condition, adequately insured and suitable for its present and intended use.

ITEM 3.	LEGAL PROCEEDINGS

      We are involved in several lawsuits that have arisen in the ordinary course of our business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made. In our opinion, the outcome of these legal actions will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 2003.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our Class A Common Stock has traded on the American Stock Exchange under the symbol “HWK” since January 7, 2004. From the period May 12, 1998 through January 6, 2004, the stock traded on the New York Stock Exchange. The following table sets forth, for the fiscal periods indicated, the high and low closing prices of our Common Stock as reported on the New York Stock Exchange.

Quarterly Stock Prices

	Quarter Ended	High	Low

2003
	March 31, 2003	$2.75	$1.96
	June 30, 2003	$4.53	$2.35
	September 30, 2003	$4.35	$3.11
	December 31, 2003	$4.10	$3.40
2002
	March 31, 2002	$5.20	$3.41
	June 30, 2002	$5.35	$3.55
	September 30, 2002	$3.80	$2.26
	December 31, 2002	$2.66	$1.70

      The closing sale price for our common stock on December 31, 2003 was $3.65.

      Shareholders of record as of February 27, 2004 numbered 86. We estimate that an additional 1,000 shareholders own stock in their accounts at brokerage firms and other financial institutions.

      We have never declared or paid, and do not intend to declare or pay, any cash dividends for the foreseeable future and intend to retain earnings for the future operation and expansion of our business. Currently, our Bank Facility and Senior Note indenture prohibit the payment of cash dividends on the Class A Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

Years ended December 31,	2003	2002	2001	2000	1999

	(in millions, except per share data)
Income Statement Data:
Net sales	$202.6	$185.9	$176.9	$195.9	$180.9
Gross profit	47.4	44.2	40.7	53.9	47.3
Pension curtailment and contractual termination benefit costs(1)	1.9
Restructuring costs(2)			1.1
Income from operations(3)	10.9	13.0	7.2	21.4	19.7
(Loss) income before discontinued operations and cumulative effect of change in accounting principle	(0.4)	0.8	(2.2)	6.7	6.9
Discontinued operations, net of tax	(5.0)	(1.9)	(2.1)	(0.9)	(0.6)
Cumulative effect of change in accounting principle, net of tax		(17.2)
Net (loss) income	(5.4)	(18.3)	(4.3)	5.8	6.3
(Loss) Earnings Per Share:
Basic (loss) earnings before discontinued operations and cumulative effect of change in accounting principle	$(.07)	$.08	$(.27)	$.77	$.78
Discontinued operations	(.58)	(.22)	(.25)	(.11)	(.07)
Cumulative effect of change in accounting principle		(2.01)

Basic (loss) earnings per share	$(.65)	$(2.15)	$(.52)	$.66	$.71

Diluted (loss) earnings before discontinued operations and cumulative effect of change in accounting principle	$(.07)	$.08	$(.27)	$.77	$.78
Discontinued operations	(.58)	(.22)	(.25)	(.11)	(.07)
Cumulative effect of change in accounting principle		(2.00)

Diluted (loss) earnings per share	$(.65)	$(2.14)	$(.52)	$.66	$.71

Other Data:
Depreciation	$10.1	$10.2	$10.7	$10.4	$9.5
Amortization(4)	0.8	0.8	3.8	3.4	3.0
Capital expenditures (including capital leases and financed capital expenditures)	11.2	9.7	8.5	8.5	8.6

December 31,	2003	2002	2001	2000	1999

	(in millions)
Balance Sheet Data:
Cash and cash equivalents	$3.4	$1.7	$3.1	$4.0	$4.0
Working capital(5)	13.5	9.1	31.5	36.5	33.5
Property plant and equipment, net	63.1	61.8	61.7	65.0	66.3
Assets of discontinued operations	4.3	10.4	14.7	13.4	11.6
Total assets	193.5	192.9	204.1	215.4	209.6
Liabilities of discontinued operations	3.7	2.8	1.4	1.1	1.1
Total indebtedness (including capital leases)	95.0	108.3	97.8	104.2	106.3
Shareholders’ equity	41.7	44.8	66.4	71.7	66.5

(1)	Reflects a one-time, non-cash charge related to the pension curtailment and contractual termination benefit costs associated with the announced closure of the Brook Park, Ohio friction segment facility.
(2)	Reflects primarily a work force reduction at our domestic facilities of approximately 160 salaried and production personnel.
(3)	In accordance with the non-amortization provisions of SFAS 142 (see “Note 2 — Significant Accounting Policies” to the accompanying consolidated financial statements beginning on page 32 of this Form 10-K), we discontinued the amortization of goodwill in 2002.
(4)	Amortization outlined in this table does not include deferred financing amortization of $0.8 million in 2003; $0.6 million in 2002; $0.6 million in 2001; $0.6 in 2000 and $0.6 in 1999, which is included in interest expense on the Statement of Operations.
(5)	Working capital is defined as current assets less current liabilities. Beginning in 2002, as required by EITF 95-22, the Bank Facility is included in working capital. As of December 31, 2003 and 2002, there was $24.1 million and $36.3 million outstanding under the Bank Facility, respectively. See “Note 6 — Financing Arrangements” in the accompanying audited consolidated financials statements beginning on page 32 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

      Through our subsidiaries, we operate primarily in three reportable segments: friction products, precision components and performance racing. Our results of operations are affected by a variety of factors, including but not limited to, general economic conditions, customer demand for our products, competition, raw material pricing and availability, labor relations with our personnel and political conditions in the countries in which we operate. We sell a wide range of products that have a corresponding range of gross margins. Our consolidated gross margin is affected by product mix, selling prices, material and labor costs as well as our ability to absorb overhead costs resulting from fluctuations in demand for our products.

      In the fourth quarter of 2003, we committed to a plan to sell our motor segment, which has operations in Alton, Illinois and Monterrey, Mexico. This segment, which manufactures die-cast aluminum rotors for fractional and sub-fractional horsepower electric motors, failed to achieve a certain level of profitability, and, after completing an extensive analysis, we determined that a divestiture of this segment would allow us to concentrate on our core segments of friction products and precision components. We initiated an active marketing plan and anticipate selling the segment prior to the end of 2004. Results of operations for this segment have been restated to reclassify its net operations, assets and liabilities as discontinued for all periods presented in this report and are not included in this discussion of our results of operations.

      Also in the fourth quarter of 2003, we committed to a restructuring program to achieve cost savings in our friction products segment by moving operations at its Brook Park, Ohio location to a new U.S. production facility. We have signed a formal, non-binding letter of intent agreeing to the terms on the construction of a new approximately 240,000 square foot leased facility. The letter of intent is subject to due diligence and other customary terms and conditions. In connection with the planned closure of the Brook Park, Ohio facility, we recorded a $1.9 million charge in the fourth quarter of 2003 related to the curtailment and contractual termination benefit costs of a defined benefit pension plan covering certain union employees of the facility. In addition, we anticipate future pre-tax charges of approximately $2.0 million in 2004 and $3.0 million to $3.5 million in 2005 related to the relocation of the Brook Park, Ohio facility and employee severance expense.

      In 2003, our income from operations decreased $2.1 million to $10.9 million, or 16.2%, from the prior year. This decrease was attributable primarily to the $1.9 million pension curtailment and contractual termination benefit costs we recorded in the fourth quarter of 2003, increased defined benefit pension costs of approximately $1.3 million in 2003, increased incentive compensation expense of $1.7 million and $1.0 million in discretionary profit sharing contributions compared to no contributions in 2002. Partially offsetting this decrease were sales volume increases and improved absorption of fixed costs, primarily in our friction segment, as well as cost reduction initiatives.

Outlook for 2004

      Based on a gradually improving economy and the strength of our new product introductions, market share gains and foreign operations, we expect full year 2004 revenues from continuing operations to increase approximately 6% from 2003 revenues from continuing operations. We expect this increase, despite our anticipation that 2004 sales to the aerospace market will be 6% to 8% lower than 2003.

Critical Accounting Policies

      Hawk’s critical accounting policies, including the assumptions and judgments underlying them are more fully described in “Note 2 — Significant Accounting Policies” of the notes to the accompanying audited consolidated financial statements beginning on page 32 of this Form 10-K. Some of our accounting policies require the application of significant judgment by us in the preparation of our financial statements. In applying these policies, we use our best judgment to determine the underlying assumptions that are used in calculating the estimates that affect the reported values on our financial statements. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

      Hawk reviews its financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. We base our estimates and assumptions on historical experience and other factors that we consider relevant. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material. However, historically our estimates have not been materially different from actual results. Hawk’s critical accounting policies include the following:

•	Revenue Recognition. Revenues are recognized when products are shipped and title has transferred to the customer.

•	Allowance for Doubtful Accounts. Our policy regarding the collectibility of accounts receivable is based on a number of factors. In circumstances where a specific customer is unable to pay its obligations, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount that we reasonably expect to collect. If circumstances change, estimates of the recoverability of the amounts due us could change.

•	Inventory Reserves. Reserves for slow moving and obsolete inventories are developed based on historical experience and product demand. We continuously evaluate the adequacy of our inventory reserves and make adjustments to the reserves as required.

•	Goodwill. Goodwill represents the excess of the cost of companies we acquired over the fair value of their net assets as of the date of acquisition. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), our policy is to evaluate the carrying value of our goodwill and indefinite-lived intangible assets at least annually, or more frequently if there is a significant adverse event or change in the environment in which one of our business unit operates. An impairment loss would be recorded in the period such determination is made. In assessing the recoverability of our goodwill, we consider changes in economic conditions and make assumptions regarding estimated future discounted cash flows and other factors. Estimates of future cash flows are highly subjective based on our experience and knowledge of operations. These estimates could be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and economic trends. If actual results are materially different than the assumptions used, impairment could result. See “Note 2 — Significant Accounting Policies” of the notes to the accompanying audited consolidated financial statements beginning on page 32 of this Form 10-K.

•	Long-Lived Assets. Long-lived assets (excluding goodwill) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future undiscounted cash flows and other factors. Estimates of future cash flows are highly subjective judgments based on our experience and knowledge of operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. Based on our review, we recorded a pre-tax, non-cash impairment charge of $4.5 million in the fourth quarter of 2003 to our motor segment, which was reported as a discontinued operation for the year ended December 31, 2003. There were no impairment charges recorded in 2002 or 2001. (See “Note 3 —

Discontinued Operations” to the accompanying audited consolidated financial statements beginning on page 32 of this Form 10-K).

•	Pension Benefits. We account for our defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87) which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant element in determining our pension income (expense) in accordance with SFAS 87 is the expected return on plan assets. We assumed that the expected weighted average long-term rate of return on plan assets will be 8.6% for 2004 compared to 8.6% for 2003 and 9.3% for 2002. Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable. However, should the rate of return differ materially from our assumed rate we could experience a material adverse effect on the funded status of our plans and our future pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense). Our cumulative unrecognized net actuarial loss on pension assets as of December 31, 2003 and 2002 was $8.0 million and $8.9 million, respectively.

           We determine the discount rate to be used to discount plan liabilities at their measurement date, December 31. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. At December 31, 2003, we determined this rate to be 6.25%. Changes in discount rates over the past three years have not materially affected pension income (expense), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred as permitted by SFAS 87.

          We expect pension expense to be approximately $1.2 million in 2004. This compares to $3.6 million (including pension curtailment and contractual termination benefit costs of $1.9 million) in 2003 and $0.4 million in 2002.

           We expect cash contributions to our pension plans to be $1.9 million in 2004. This compares to contributions of $1.1 million in 2003 and $1.3 million in 2002.

•	Insurance. We use a combination of insurance and self-insurance for a number of risks including property, general liability, directors’ and officers’ liability, workers’ compensation, vehicle liability and employee-related health care benefits. Liabilities associated with the risks that are retained are estimated by considering various historical trends and forward-looking assumptions. The estimated accruals for self-insured liabilities were $1.1 million in 2003 and $0.6 million in 2002. These accruals could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

•	Contingencies. Our treatment of contingent liabilities in the financial statements is based on the expected outcome of the applicable contingency. In the ordinary course of business, we consult with legal counsel on matters related to litigation and other experts both within and outside of the Company. We will accrue a liability if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable. We will not accrue a liability if either the likelihood of an adverse outcome is only reasonably possible or an estimate is not determinable.

•	Income Taxes. Our effective tax rate, taxes payable and other tax assets and liabilities reflect the current tax rates in the domestic and foreign tax jurisdictions in which we operate. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for reporting and income tax purposes. As of December 31, 2003 and 2002, we had net federal operating loss carryforwards of $7.9 million and $0, respectively, and alternative minimum tax (AMT) credit carryforwards of $1.1 million and $1.0 million, respectively.

•	Foreign Currency Translation and Transactions. Assets and liabilities of our foreign operations are translated using year-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in a separate component of our shareholder’s equity. As of December 31, 2003 we recorded a translation gain through shareholders’ equity of $2.3 million. This gain was attributable to the strength of the Euro throughout 2003. In 2002, we reported a translation gain of $0.7 million. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Accounts receivable or payable in foreign currencies, other than the subsidiary’s local currency, are translated at the rates of exchange prevailing at the date of the transaction. The effect of the transaction’s gain or loss is included in other income (expense), net in our Statement of Operations. Foreign currency transaction losses were $0.1 million in 2003 compared to $0.2 million in 2002.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Our manufacturing operations are organized into three product focused strategic business units. These units include friction products, precision components and performance racing. In the fourth quarter of 2003 we committed to selling our motor segment. As a result, we have classified this business as discontinued. An operating component of the motor segment will be retained by the Company as part of its continuing operations. This line of business had net sales of $1.2 million in 2003 and $1.3 million in 2002 and has been reclassified into the results of the precision components segment for all of the years presented.

Segment Sales Analysis

      Net Sales. Our consolidated net sales from continuing operations for 2003 were $202.6 million, an increase of $16.7 million or 9.0% from the same period in 2002. We experienced sales increases in all of our segments, primarily a result of a gradual economic recovery in 2003 in the industrial markets we serve, new product introductions and market share gains in our friction segment during the year. Foreign currency exchange rates caused net sales from continuing operations for the full year 2003 to increase by 3.2%.

Net Segment Sales:	2003	2002	$ Change	% Change

	(dollars in millions)
Friction Products	$121.6	$106.1	$15.5	14.6%
Precision Components	68.1	67.2	0.9	1.3%
Performance Racing	12.9	12.6	0.3	2.4%

Consolidated	$202.6	$185.9	$16.7	9.0%

•	Friction Products. Net sales in the friction segment, our largest, were $121.6 million in 2003, an increase of $15.5 million, or 14.6%, compared to $106.1 million 2002. As a result of new product introductions and market share gains, we experienced increases in most of our major markets, including construction, agriculture, heavy truck, aftermarket and fleet markets. This segment also experienced strong sales growth from our international operations in 2003. Net sales, exclusive of any translation gains, at our Italian facility increased 24.2% in 2003 compared to 2002, as a result of new product introductions and market share gains. Net sales at our Chinese facility were up 111.0% in 2003 compared to 2002. Foreign currency exchange rates caused the friction segment’s sales for the full year 2003 to increase by 5.6%. Our sales to the aerospace market increased approximately 2.5% in 2003 compared to 2002. However, sales to the aerospace market were down 7.9% during the last six months of 2003 when compared to the same period of 2002. When compared to the full year 2003, we expect sales to the aerospace market will be down approximately 6% to 8% in 2004 compared to 2003. Additionally, net sales in this segment decreased approximately $2.1 million from full year 2002 results, as a result of our decision to exit the automotive stamping market in June 2003.

•	Precision Components. Net sales in our precision components segment were $68.1 million in 2003, an increase of 1.3% compared to 2002. The increase in net sales was primarily attributable to gradually improving conditions in the general industrial segments of the domestic economy. We experienced sales increases in the lawn and garden, fluid power and power tool markets served by this segment. These increases were partially offset by declines in the automotive market as a result of vehicle production declines during the year as well as a decline in sales to the appliance market that we serve. Our precision component segment began production and sale of product from its new powder metal production facility in China during the fourth quarter of 2003.

•	Performance Racing. Net sales in our performance racing segment were $12.9 million, an increase of 2.4% compared to net sales of $12.6 million in 2002. The increase in revenues was primarily attributable to the introduction of new clutch products.

      Gross Profit. Gross profit from continuing operations increased $3.2 million to $47.4 million during 2003, a 7.2% increase compared to gross profit of $44.2 million in 2002. The gross profit margin decreased to 23.4% of net sales in 2003 from 23.8% of net sales in the prior year period.

Gross Profit Margin:	2003	2002	% Change

Friction Products	24.3%	23.9%	1.7%
Precision Components	21.3%	22.5%	(5.3%)
Performance Racing	26.4%	29.4%	(10.2%)
Consolidated	23.4%	23.8%	(1.7%)

•	Friction Products. Our friction products segment reported gross profit of $29.5 million or 24.3% of its net sales in 2003 compared to $25.4 million or 23.9% of its net sales in 2002. The increase in our gross profit margin was primarily the result of sales volume increases, product mix, our exit from the automotive stamping market and continued emphasis on cost reduction programs, as well as utilization of Six Sigma tools to lower our manufacturing costs. We achieved an increase in gross margin in 2003 despite increased defined benefit pension costs of $0.6 million as well as increased incentive compensation expense of $0.3 million and discretionary profit sharing contributions of $0.3 million in 2003 that were not made in 2002.

•	Precision Components. Gross profit in our precision components segment was $14.5 million or 21.3% of its net sales in 2003 compared to $15.1 million or 22.5% of its net sales in 2002. The decrease in this segment’s margins was primarily the result of profit sharing contributions of $0.3 million that were made in 2003 compared to no contributions in 2002. Other factors that impacted gross profit were product mix, start-up and training costs associated with the installation of new equipment as well as start-up costs associated with this segment’s new operations in China. We will continue to provide start-up support to the China operation in 2004 and expect this operation to achieve profitability during 2005.

•	Performance Racing. Our performance racing segment reported gross profit of $3.4 million or 26.4% of net sales in 2003 compared to $3.7 million or 29.4% of net sales in 2002. The decline in gross profit was primarily the result of product mix.

      Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses increased $3.2 million, or 10.5%, to $33.7 million in 2003 from $30.5 million during 2002. As a percentage of net sales, ST&A increased to 16.6% in 2003 compared to 16.4% in 2002. The increase in ST&A expenses resulted primarily from increased defined benefit pension costs of $0.2 million, increased incentive compensation expense of $1.5 million and discretionary profit sharing contributions of $1.0 million in 2003 that were not made in 2002. We spent $4.1 million, or 2.0% of our net sales on product research and development compared to $3.5 million, or 1.9%, in 2002.

      Pension Curtailment and Contractual Termination Benefit Costs. In 2003, we recorded a charge of $1.9 million to reflect the curtailment and contractual termination benefit costs relating to a defined benefit pension plan resulting from our decision to close our Brook Park, Ohio friction manufacturing facility. There were no charges recorded in 2002.

      Income from Operations. Income from operations decreased $2.1 million or 16.2% to $10.9 million in 2003 from $13.0 million in 2002. Income from operations as a percentage of net sales decreased to 5.4% in 2003 from 7.0% in 2002. The decrease was primarily the result of increased defined benefit pension costs of $1.3 million, a $1.9 pension curtailment and contractual termination benefit cost recorded by the friction segment during 2003, increased incentive compensation expense of $1.7 million and discretionary profit sharing contributions of $1.0 million in 2003 compared to no contributions in 2002. This reduction was partially offset by increased sales volume, primarily in the friction segment, improved absorption of fixed costs as a result of the volume increases in the friction segment and continuing cost reduction initiatives.

      As a result of the items discussed above, income from operations at each of our segments was as follows:

Income from Operations by Segment:	2003	2002	$ Change	% Change

	(dollars in millions)
Friction Products	$8.3	$7.8	$0.5	6.4%
Precision Components	2.2	4.3	(2.1)	(48.8%)
Performance Racing	0.4	0.9	(0.5)	(55.6%)

Consolidated	$10.9	$13.0	$2.1	(16.2%)

      Other Income (Expense), net. Other income was $0.2 million in 2003 compared to expense of $0.7 million in 2002. The primary source of income in 2003 was foreign exchange transaction gains generated primarily from our Italian facility. The major expense items in 2002 included, fees paid by us in the first quarter of 2002 to effect an amendment to our Term Loan and Revolving Credit Facility, costs associated with our termination of a product licensing agreement in our precision components segment, and to a lesser extent, foreign exchange transaction losses.

      Interest Expense. Interest expense increased $0.4 million, or 3.8%, to $10.8 million in 2003 from $10.4 million in 2002. The increase is primarily attributable an increase in the interest rate on our Senior Notes. Following our exchange offer in October 2002, the interest rate on our Senior Notes increased from 10.25% to 12%. This increase was partially offset by reduced borrowings during the year as well as lower interest rates paid under our Bank Facility, which we also entered into in October 2002. Additionally, we recorded $0.1 million in interest expense in December 2003 and 2002 respectively, to reflect the issuance of payment in kind (PIK) interest in both periods under the terms of the Senior Notes leverage ratio test for the periods ended December 31.

      Income Taxes. We recorded a tax provision for continuing operations of $0.9 million in 2003 compared to a benefit of $0.7 million in 2002. An analysis of changes in our income taxes and our effective tax rate is contained in “Note 11 — Income Taxes” in the accompanying audited consolidated financial statements beginning on page 32 of this Form 10-K.

      Discontinued Operations, net of tax. In the fourth quarter of 2003, we committed to a plan to divest of our motor segment operations. In accordance with accounting principles generally accepted in the United States

(GAAP), we have accounted for the motor segment in our financial statements on the line item “Discontinued operations, net of tax.” In addition to the segment’s pre-tax net operating loss of $3.2 million for 2003, we also recorded a pre-tax, non-cash long-lived asset impairment charge of $4.5 million. In 2002, we reported a pre-tax net operating loss of $2.7 million. An analysis of Discontinued Operations is contained in “Note 3 – Discontinued Operations” in the accompanying audited consolidated statements beginning on page 32 of this Form 10-K.

      Net Loss. As a result of the factors noted above, we reported a net loss of $5.4 million in 2003, compared to a net loss of $18.3 million in 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Net Sales. Our consolidated net sales from continuing operations for 2002 were $185.9 million, an increase of $9.0 million or 5.1% percent from the same period in 2001. The increase in net sales, primarily a result of a gradual economic recovery during the year in the industrial markets we serve, positively impacted the friction and precision components segments.

Net Segment Sales:	2002	2001	$ Change	% Change

	(dollars in millions)
Friction Products	$106.1	$104.1	$2.0	1.9%
Precision Components	67.2	59.8	7.4	12.4%
Performance Racing	12.6	13.0	(0.4)	(3.1%)

Consolidated	$185.9	$176.9	$9.0	5.1%

•	Friction Products. Net sales in the friction products segment, our largest, were $106.1 million in 2002, an increase of 1.9% compared to 2001. As a result of improved operating environments in the United States and Europe, we experienced increases in most of our major markets, including construction, agriculture and automotive. The notable exception was our aerospace market. As a result of the continuing softness in the commercial aerospace market during 2002, our sales to this market were down 16.0% from the comparable period in 2001. This segment also experienced strong sales growth out of our international operations in 2002. Net sales, exclusive of any translation gains, at our Italian facility increased 14.1% compared to 2001, as a result of new product introductions and market share gains. Net sales at our Chinese facility were up 292.1% compared to 2001.

•	Precision Components. Net sales in the precision components segment were $67.2 million, an increase of 12.4% compared to 2001. The increase in net sales was primarily attributable to gradually improving conditions in the general industrial segments of the domestic economy. We experienced sales increases in nearly all of the major markets served by this segment, including pump and motor, lawn and garden, truck and appliance.

•	Performance Racing. Net sales in our performance racing segment were $12.6 million, a decrease of 3.1% compared to net sales of $13.0 million in 2001. The decrease in revenues was primarily attributable to the softness in the end markets we serve from our clutch manufacturing operation. Net sales at our transmission and driveline systems manufacturing facility benefited from the continued popularity of racing, particularly in the NASCAR racing series.

      Gross Profit. Gross profit increased $3.5 million to $44.2 million during 2002, an 8.6% increase compared to gross profit of $40.7 million in 2001. The gross profit margin increased to 23.8% of net sales in 2002 from 23.0% of net sales in the comparable period of 2001.

Gross Profit Margin:	2002	2001	% Change

Friction Products	23.9%	23.9%	0.0%
Precision Components	22.5%	20.1%	12.0%
Performance Racing	29.4%	29.2%	0.7%
Consolidated	23.8%	23.0%	(3.5%)

•	Friction Products. Our friction products segment reported gross profit of $25.4 million or 23.9% of net sales in 2002 compared to $24.9 million or 23.9% of net sales in 2001. The flat gross profit margin was primarily the result of product mix, especially in our aerospace market, as older aircraft, which have higher margins for us, were retired or put out of service by the commercial airlines. We also continued to support our new facility in China during 2002. Although the facility operated at negative margins for the full year, it achieved break even results for the last half of 2002. Gross margin benefited by reductions in incentive compensation costs during the period compared to 2001.

•	Precision Components. Gross profit in our precision components segment was $15.1 million or 22.5% of net sales in 2002 compared to $12.0 million or 20.1% of net sales in 2001. The increase in this segment’s margins was primarily the result of the volume increases and our ability to leverage and absorb the fixed charges generated by the segment and reductions in incentive compensations costs.

•	Performance Racing. Our performance racing segment reported gross profit of $3.7 million or 29.4% of net sales in 2002 compared to $3.8 million or 29.2% of net sales in 2001. The decline in gross profit was primarily the result of volume declines at our performance clutch manufacturing facility.

      Selling, Technical and Administrative Expenses. ST&A expenses increased $1.7 million, or 5.6%, to $30.5 million in 2002 from $28.8 million during 2001. As a percentage of net sales, ST&A increased slightly to 16.4% of net sales in 2002 compared to 16.3% in 2001. The increase in ST&A expenses resulted primarily from continuing start-up expenditures incurred at our Chinese friction material facility, increased insurance and personnel costs associated with our long-term sales and growth initiatives. Additionally, we incurred legal expenses in our performance racing segment related to litigation that was resolved in the second quarter of 2002. These cost increases were partially offset by reductions in incentive compensation costs. In 2002, we spent $3.5 million, or 1.9% of our net sales on product research and development compared to $3.9 million in 2001.

      Amortization of Finite-Lived Intangible Assets. Results for the year ended December 31, 2002 were favorably impacted by the adoption of SFAS 142 on January 1, 2002, which permitted us to discontinue the amortization of goodwill and definite-lived intangible assets. This accounting change reduced our amortization expense for the year by $2.9 million compared to 2001.

      Income from Operations. Income from operations increased $5.8 million or 80.6% to $13.0 million in 2002 from $7.2 million in 2001. Income from operations as a percentage of net sales increased to 7.0% in 2002 from 4.1% in 2001. The increase was primarily the result of the increased sales volume, improved absorption of fixed costs as a result of the volume increases, cost reduction initiatives and a reduction of amortization expense of $2.9 million as a result of the adoption of SFAS 142. This improvement to income from operations was partially offset by continuing support of our operations in China and continued support of our metal injection molding facility during the year. During the year ended December 31, 2001, we recognized an expense of $1.1 million in restructuring charges to adjust our business plan to reflect the economic slowdown. No such charge was taken in 2002.

      As a result of the items discussed above, income from operations at our segments was as follows:

Income from Operations by Segment:	2002	2001	% Change	$ Change

	(dollars in millions)
Friction Products	$7.8	$6.6	$1.2	18.2%
Precision Components	4.3	0.3	4.0	1,333.3%
Performance Racing	0.9	0.3	0.6	200.0%

Consolidated	$13.0	$7.2	$5.8	80.6%

      Interest Expense. Interest expense increased $0.3 million, or 3.0%, to $10.4 million in 2002 from $10.1 million in 2001. The increase is primarily attributable to increased borrowings during the year and an increase in the interest rate on our Senior Notes. Following our exchange offer in October 2002, the interest rate on our Senior Notes increased from 10.25% to 12%. This increase was partially offset by lower interest rates paid under our new Bank Facility, which was also entered into in October 2002. Additionally, we recorded

$0.1 million in interest expense in December 2002, to reflect the issuance of PIK interest under the terms of the Senior Notes leverage ratio test for the period ended December 31, 2002.

      Exchange Offer Costs. During the year ended December 31, 2002, we incurred third-party fees and expenses of $1.9 million related to the exchange of our Senior Notes for our then outstanding Old Senior Notes.

      Other Income (Expense), net. Other expense was $0.7 million in 2002 compared to $0.5 million in 2001. The major expense items in 2002 included fees paid by us in the first quarter of 2002 to effect an amendment to our Term Loan and Revolving Credit Facility, costs associated with our termination of a product licensing agreement in our precision components segment, and to a lesser extent, foreign exchange transaction losses. In 2001, other expense was primarily comprised of the recognition of the fair value of our then outstanding swap agreement, in addition to foreign currency transaction losses.

      Income Taxes. We recorded a tax benefit of $0.7 million in 2002 compared to a benefit of $0.9 million. An analysis of changes in our income taxes and our effective tax rate is contained in “Note 11 — Income Taxes” in the accompanying audited consolidated financial statements beginning on page 32 of this Form 10-K.

      Cumulative Effect of Change in Accounting Principle. In accordance with the requirements of SFAS 142, we recorded a charge for the cumulative effect of change in accounting principle of $17.2 million for the year ended December 31, 2002. See “Note 2 — Significant Accounting Policies” in the accompanying audited consolidated financial statements beginning on page 32 of this Form 10-K. This charge represents the write-off of $21.5 million of goodwill ($17.2 million, net of income taxes of $4.3 million).

      Discontinued Operations, net of tax. In the fourth quarter of 2003, we committed to a plan to sell our motor segment. In accordance with GAAP, we have accounted for the discontinued operations in our financial statements on the line item “Discontinued operations, net of tax for all periods. In 2002, we reported a pre-tax net loss of $2.7 million from discontinued operations compared to $3.0 million in 2001. An analysis of Discontinued Operations is contained in “Note 3 – Discontinued Operations” in the accompanying audited consolidated statements beginning on page 32 of this Form 10-K.

      Net Loss. As a result of the factors noted above, we reported a net loss of $18.3 million in 2002, compared to a net loss of $4.3 million in 2001.

Liquidity and Capital Resources

     Primary Financing Requirements

      Our primary financing requirements are:

•	for capital expenditures for maintenance, replacement and acquisition of equipment, expansion of capacity, productivity improvements and product development,

•	for funding our day-to-day working capital requirements and

•	to pay interest on, and to repay principal of, our indebtedness.

      Hawk’s primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under our Bank Facility. The following selected measures of liquidity and capital resources outline various metrics that are reviewed by our management and are provided to enhance the understanding of our business.

Selected Measures of Liquidity and Capital Resources from Continuing Operations

	2003	2002

	(dollars in millions)
Cash and cash equivalents	$3.4	$1.7

Working capital(1)	$13.5	$9.1

Current ratio(2)	1.2	1.1

Debt as a % of capitalization(3)	69.5%	70.7%

Average number of days sales in accounts
receivable	58.5 days	59.8 days

Average number of days sales in inventory	75.3 days	78.0 days

(1)	Working capital is defined as current assets less current liabilities. Beginning in 2002, as required by EITF 95-22, the Bank Facility is included in working capital. As of December 31, 2003 and 2002, there was $24.1 million and $36.3 million outstanding under the Bank Facility, respectively. See “Note 6 — Financing Arrangements” to the accompanying audited consolidated financials statements beginning on page 32 of this Form 10-K.

(2)	Current ratio is defined as current assets divided by current liabilities. Beginning in 2002, as required by EITF 95-22, the Bank Facility is included in working capital. As of December 31, 2003 and 2002, there was $24.1 million and $36.3 million outstanding under the Bank Facility, respectively. See “Note 6 — Financing Arrangements” to the accompanying audited consolidated financials statements beginning on page 32 of this Form 10-K.

(3)	Debt is defined as long-term debt, including current portion, short-term borrowings and Bank Facility. Capitalization is defined as debt plus shareholders’ equity.

     Indebtedness

      The following table summarizes the components of our indebtedness as of December 31:

	2003	2002

	(in millions)
Short-term debt	$1.3
Old Senior Notes		$0.6
Senior Notes	66.2	66.1
Bank Facility	24.1	36.3
Other	3.4	5.3

Total indebtedness	$95.0	$108.3

      In October 2002, we entered into a new senior secured credit facility (Bank Facility). The Bank Facility, which is available for general corporate purposes, has a maximum commitment of $53.0 million, including a letter of credit facility of up to $5.0 million, comprised of a $50.0 million revolving credit component and a $3.0 million capital expenditure loan component. The capital expenditure loan component can be used to finance 80% of the cost of new equipment purchased after October 18, 2002. At the end of each calendar year, beginning with the year ending December 31, 2003, the principal amount of all loans under the capital expenditure facility borrowed during the applicable calendar year will begin to amortize on a seven year, straight-line basis. The remaining unamortized principal balance under the capital expenditure loan facility is due and payable on the final maturity date of the Bank Facility. As of December 31, 2003, we had $22.1 million outstanding under the revolving credit component of the facility and $2.0 million outstanding under the capital expenditure component of the facility. As of December 31, 2003, subject to our borrowing base, we had approximately $15.9 million available for future borrowings under the revolving credit component of the Bank Facility and $1.0 million under the capital expenditure loan component of the Bank Facility.

      Our Bank Facility contains various debt covenants. At December 31, 2003 we were in compliance with all of those covenants.

      On February 27, 2004, we entered into an amendment to our Bank Facility, which modified certain financial covenant tests for 2004. This amendment will allow us to proceed with our previously announced repositioning plan to sell our motor segment and move our Brook Park, Ohio friction products facility. We expect to incur pre-tax expenses of approximately $2.0 million in 2004 and $3.0 million to $3.5 million in 2005 related to the relocation of the Brook Park, Ohio facility and employee severance expense.

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

      Under EITF 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, we are required to classify all of our outstanding debt under the Bank Facility as a current liability. Under the subjective acceleration clause of the Bank Facility, the lending banks may declare a default if they reasonably believe that any of the following events have occurred or could reasonably be expected to occur:

•	a material adverse effect on our business, operations or condition (financial or otherwise),

•	a material adverse effect on our ability, or any subsidiary borrower or guarantor, to comply with the terms and conditions of the Bank Facility,

•	a material adverse effect on the enforceability of any Bank Facility document or the ability of the lending banks to enforce any rights or remedies under any Bank Facility document, or

•	a material adverse effect on the validity, perfection or priority of any lien arising under the Bank Facility.

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

      In October 2002, we exchanged $64.4 million of our $65.0 million, 10 1/4% Senior Notes due December 1, 2003 (Old Senior Notes), for 12% Senior Notes due December 1, 2006 (Senior Notes). The Senior Notes were issued on October 23, 2002. The remaining principal of the Old Senior Notes in the amount of $0.6 million matured and were paid on December 1, 2003. The holders of the Old Senior Notes that participated in the exchange for Senior Notes received a consent payment of $25.63, in the form of Senior Notes, for each $1,000 of Old Senior Notes held as of October 23, 2002. The entire debt refinancing transaction was accounted for as a debt exchange in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Accordingly, we recorded the aggregate consent payments of $1.6 million as additional Senior Notes, and we are amortizing the consent payments to interest expense over the remaining life of the Senior Notes. We also incurred $1.9 million of third party costs in connection with the exchange. The Senior Notes are general unsecured senior obligations of Hawk and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. The Senior Notes accrue interest at a rate of 12% per annum on the principal amount commencing October 23, 2002. Interest payments are due semi-annually. In addition, in the event that our leverage ratio (as defined) exceeds 4.0 to 1.0 for the most recently ended four quarters beginning with the semi-annual period ended December 31, 2002, we will be required to pay additional PIK interest at a rate ranging from .25% to 2.00% until the next semi-annual test period. Any interest payment under this test will be made by issuing additional Senior Notes. As of December 31, 2003, the leverage ratio test will require us to issue $0.1 million of PIK interest, calculated at a rate of 0.25%, in the form of additional Senior Notes.

      We have the option to redeem the Senior Notes in whole or in part during the twelve months beginning December 1, 2003 at 102.5% of the aggregate principal amount thereof and beginning December 1, 2004 at 100% of the aggregate principal amount thereof together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the Senior Note indenture, each holder of the notes will have the right to require us to repurchase all or any part of their notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

      The Senior Notes permit Hawk and its subsidiaries to incur additional indebtedness without limitation, provided that we continue to meet a cash flow coverage ratio and an adjusted consolidated leverage ratio. As of December 31, 2003, we did not meet the prescribed ratios. The failure to meet the ratios does not constitute a default under the Senior Note indenture. Rather, the Senior Note indenture continues to permit indebtedness subject to limitations. Our Bank Facility, which is secured by liens on all of our assets and the assets of our subsidiaries, is permitted. We do not believe that our operations will be materially impacted by the limitation on indebtedness arising under the Senior Note indenture.

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

Cash Flow

      The following table summarizes the major components of cash flow:

	2003	2002

	(dollars in
	millions)
Cash provided by (used in) operating activities	$23.7	$(7.7)
Cash used in investing activities	(10.1)	(9.7)
Cash (used in) provided by financing activities	(14.0)	12.1
Effect of exchange rates on cash	0.1	0.1
Cash provided by discontinued operations	2.0	3.8

Net increase (decrease) in cash and cash equivalents	$1.7	$(1.4)

      At December 31, 2003, we had cash and cash equivalents of $3.4 million compared to $1.7 million at December 31, 2002. The cash on the balance sheet at December 31, 2003 and 2002 is primarily at our foreign operations. All domestic cash is used to pay down the outstanding loans of the revolving credit component of our Bank Facility.

      Net cash provided by operating activities was $23.7 million in 2003 compared to cash used in operating activities of $7.7 million in 2002. Cash provided by our operations in 2003 was primarily attributable to significant decreases in our working capital assets, exclusive of our Bank Facility, during the period. Our net working capital, exclusive of the outstanding debt under the Bank Facility, which is classified as a current liability for accounting purposes, was $37.6 million at year-end 2003 compared to $45.4 million at year-end 2002. As part of our capital management, we review certain working capital metrics on a continuing basis. Our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding as of December 31, 2003, was approximately 59 days compared to the 60 days as of December 31, 2002. Average inventory turns during 2003 decreased by approximately 2.7 days compared to 2002 levels. Our accounts payable and accrued interest increased by approximately $12.2 million at December 31, 2003 compared to December 31, 2002 primarily as a result of timing of payments. We have not changed our payment terms to vendors. Additionally, we made a $4.0 million interest payment on the Senior Notes on January 2, 2004.

      We used cash in our investing activities of $10.1 million in 2003 and $9.7 million in 2002 for the purchase of property, plant and equipment.

      Cash used in financing activities was $14.0 million in 2003. As a result of our working capital asset management programs, we were able to significantly reduce the amounts outstanding under our Bank Facility by $12.2 million in 2003. The increase in 2002 was primarily the result of additional borrowings to support the increase in our working capital assets, our production facility in China and our purchases of property, plant and equipment during the year.

      We believe that cash flow from operating activities and borrowings under our Bank Facility will be sufficient to satisfy our working capital, capital expenditures and debt requirements and to finance our continued internal growth needs and restructuring initiatives for the next twelve months.

Forward-Looking Statements

      Statements that are not historical facts, including statements about our confidence in our prospects and strategies and our expectations about growth of existing markets and our ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. In addition to statements which are forward-looking by reason of context, the words “believe,” “expect,” “anticipate,” “intend,” “designed,” “goal,” “objective,” “optimistic,” “will” and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as guarantees of performance or a representation by us or any other person that our objectives or plans will be achieved.

      Our forward-looking statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results that differ materially and adversely from those contained in any forward looking statement. Many of these factors are beyond our ability to control or predict and such incurrence could be material. Such factors include, but are not limited to, the following:

•	our ability to meet the terms of our Bank Facility and Senior Notes, each of which contain a number of significant financial covenants and other restrictions;

•	the effect of our debt service requirements on funds available for operations and future business opportunities and our vulnerability to adverse general economic and industry conditions and competition;

•	the impact of the reduction in air travel on our aerospace business;

•	the impact on our gross profit margins as a result of changes in our product mix;

•	our ability to effectively utilize all of our manufacturing capacity as the industrial and commercial end-markets we serve gradually improve or if improvement is not achieved as we anticipate;

•	the timely completion of the construction of the new facility in our friction products segment;

•	the ability to hire and train qualified people at the new facility;

•	the ability to transfer production to the new facility and commence production at the new facility without causing customer delays or dissatisfaction;

•	the ability to achieve the projected cost savings at the new facility, including whether the cost savings can be achieved in a timely manner;

•	whether or not our motor segment can be sold and if sold whether the sale can take place in the time or at the price projected by us;

•	whether or not the motor segment will be able to improve its operating performance during the selling process;

•	higher than anticipated costs related to the relocation of the friction products segment facility and the sale of our motor segment;

•	our ability to generate profits at our facilities in China and to earn a profit at our start-up metal injection molding operation;

•	the effect of competition by manufacturers using new or different technologies;

•	the effect on our international operations of unexpected changes in legal and regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, difficulty in accounts receivable collection and potentially adverse tax consequences;

•	the effect of fluctuations in foreign currency exchange rates as our non-U.S. sales continue to increase;

•	our ability to negotiate new agreements, as they expire, with our unions representing certain of our employees, on terms favorable to us or without experiencing work stoppages;

•	the effect of any interruption in our supply of raw materials or a substantial increase in the price of any of the raw materials;

•	the continuity of business relationships with major customers; and

•	the ability of our products to meet stringent Federal Aviation Administration criteria and testing requirements.

      Forward-looking statements speak only as of the date they are made, and we undertake no obligation to updated publicly any of them in light of new information or future events.

      You must consider these risks and others that are detailed in this Form 10-K in deciding whether to invest or continue to own our common stock or Senior Notes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. In seeking to minimize the risks and/or costs associated with market risk, we manage our exposures to interest rates and foreign currency exchange rates through our regular operating and financial activities, which could include the use of derivative instruments in the future. We do not use derivative financial instruments for speculative or trading purposes.

      Interest Rate Sensitivity. At December 31, 2003, approximately 26.7%, or $25.4 million, of our total indebtedness bears interest at a variable rate. Our primary interest rate risk exposure results from floating rate debt. If interest rates were to increase 100 basis points (1%) from December 31, 2003 rates, and assuming no changes in debt from December 31, 2003 levels, our additional annual interest expense would be approximately $0.3 million. In October 2002, we terminated a $10 million notional amount interest rate swap. The cancellation did not have a material impact on earnings.

      The interest rates on our long-term debt reflect market rates and therefore, the carrying value of long-term debt approximates fair value. An analysis of our obligations is further discussed in “Note 6 — Financing Arrangements” and “Note 10 — Lease Obligations” in the accompanying audited consolidated financial statements beginning on page 32 of this Form 10-K.

      The following table presents our total contractual obligations and other commercial commitments as of December 31, 2003:

	Total	2004	2005 – 2008	Thereafter

Contractual obligations:
Short-term debt (1)	$1.3	$1.3
Bank Facility (1)	24.1		$24.1
Senior Notes (2)	66.2		66.2
Capital lease and other obligations (2)	3.4	1.1	1.9	$0.4
Operating leases (2)	10.1	2.6	5.5	2.0

Total contractual obligations	$105.1	$5.0	$97.7	$2.4

Other commercial commitments:
Stand-by letters of credit	$3.5	$3.5

(1)	Variable rate obligations

(2)	Fixed rate obligations

     Foreign Currency Exchange Risk. The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. We currently do not hedge our foreign currency exposure and, therefore, have not entered into any forward foreign exchange contracts to hedge foreign currency transactions. We have operations outside the United States with foreign currency denominated assets and liabilities, primarily denominated in Euros, Canadian dollars, Mexican pesos and Chinese renminbi. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. We do not expect that our unhedged foreign currency balance sheet exposure as of December 31, 2003 will result in a significant impact on our earnings or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Hawk Corporation and subsidiaries

December 31, 2003, 2002 and 2001

Audited Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

      Shareholders and Board of Directors

Hawk Corporation

      We have audited the accompanying consolidated balance sheets of Hawk Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawk Corporation and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

Cleveland, Ohio

February 27, 2004

HAWK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	December 31

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$3,365	$1,702
Accounts receivable, less allowance of $429 in 2003 and $502 in 2002	32,272	29,475
Inventories:
Raw materials and work-in-process	21,277	20,211
Finished products	14,147	12,470

	35,424	32,681
Deferred income taxes	3,551	745
Taxes receivable	521	3,333
Other current assets	4,032	3,909
Current assets of discontinued operations	4,302	3,965

Total current assets	83,467	75,810
Property, plant and equipment:
Land and improvements	1,944	1,676
Buildings and improvements	19,937	19,415
Machinery and equipment	104,370	93,180
Furniture and fixtures	8,405	7,693
Construction in progress	5,622	6,247

	140,278	128,211
Less accumulated depreciation and amortization	77,142	66,391

Total property, plant and equipment	63,136	61,820
Other assets:
Goodwill	32,495	32,495
Other intangible assets	9,904	10,701
Shareholder notes	1,000	1,010
Other	3,547	4,636
Long-term assets of discontinued operations		6,408

Total other assets	46,946	55,250

Total assets	$193,549	$192,880

See notes to consolidated financial statements.

HAWK CORPORATION

CONSOLIDATED BALANCE SHEETS — (continued)

	December 31

	2003	2002

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$21,569	$16,104
Accrued compensation	5,736	4,068
Accrued interest	4,153	372
Other accrued expenses	8,296	4,655
Short-term debt	1,326
Bank Facility	24,059	36,327
Current portion of long-term debt	1,148	3,103
Current liabilities of discontinued operations	3,652	2,126

Total current liabilities	69,939	66,755
Long-term liabilities:
Long-term debt	68,443	68,890
Deferred income taxes	4,360	5,245
Other	9,102	6,523
Long-term debt of discontinued operations		633

Total long-term liabilities	81,905	81,291
Shareholders’ equity:
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; and 8,588,720 and 8,557,990 outstanding in 2003 and 2002, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding
Additional paid-in capital	54,483	54,616
Retained (deficit) earnings	(4,344)	1,228
Accumulated other comprehensive loss	(4,083)	(6,436)
Treasury stock, at cost, 599,030 and 629,760 shares in 2003 and 2002, respectively	(4,444)	(4,667)

Total shareholders’ equity	41,705	44,834

Total liabilities and shareholders’ equity	$193,549	$192,880

See notes to consolidated financial statements.

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

	Year ended December 31

	2003	2002	2001

Net sales	$202,551	$185,912	$176,888
Cost of sales	155,182	141,716	136,140

Gross profit	47,369	44,196	40,748
Operating expenses:
Selling, technical and administrative expenses	33,731	30,474	28,782
Restructuring costs			1,055
Pension curtailment and contractual termination benefit costs	1,920
Amortization of finite-lived intangible assets	800	767	3,733

Total operating expenses	36,451	31,241	33,570

Income from operations	10,918	12,955	7,178
Interest expense	(10,752)	(10,366)	(10,081)
Interest income	57	116	229
Exchange offer costs		(1,851)
Other income (expense), net	183	(718)	(480)

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle	406	136	(3,154)
Income tax provision (benefit)	855	(669)	(937)

(Loss) income before discontinued operations and cumulative effect of change in accounting principle	(449)	805	(2,217)
Discontinued operations, net of tax of $2,700 in 2003, $825 in 2002 and $921 in 2001	(4,973)	(1,850)	(2,119)
Cumulative effect of change in accounting principle, net of tax of $4,252		(17,200)

Net loss	$(5,422)	$(18,245)	$(4,336)

(Loss) earnings per share:
Basic (loss) earnings per share:
(Loss) earnings before discontinued operations and cumulative effect of change in accounting principle	$(.07)	$.08	$(.27)
Discontinued operations	(.58)	(.22)	(.25)
Cumulative effect of change in accounting principle		(2.01)

Net loss per basic share	$(.65)	$(2.15)	$(.52)

Diluted (loss) earnings per share:
(Loss) earnings before discontinued operations and cumulative effect of change in accounting principle	$(.07)	$.08	$(.27)
Discontinued operations	(.58)	(.22)	(.25)
Cumulative effect of change in accounting principle		(2.00)

Net loss per diluted share	$(.65)	$(2.14)	$(.52)

See notes to consolidated financial statements.

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

					Accumulated Other
					Comprehensive Income
					(Loss)

			Additional	Retained	Foreign	Minimum
	Preferred	Common	Paid-in	Earnings	Currency	Pension	Treasury
	Stock	Stock	Capital	(Deficit)	Translation	Liability	Stock	Total

Balance at January 1, 2001	$1	$92	$54,631	$24,109	$(2,326)	$(83)	$(4,735)	$71,689
Net loss				(4,336)				(4,336)
Other comprehensive loss:
Minimum pension liability, net of tax of $310						(495)		(495)
Foreign currency translation					(297)			(297)
Total comprehensive loss								(5,128)
Preferred stock dividends				(150)				(150)
Issuance of common stock from treasury as compensation			(5)				31	26

Balance at December 31, 2001	$1	$92	$54,626	$19,623	$(2,623)	$(578)	$(4,704)	$66,437

Net loss				(1,045)				(1,045)
Other comprehensive income (loss):
Minimum pension liability, net of tax of $2,435						(3,901)		(3,901)
Foreign currency translation					666			666
Cumulative change in accounting principle, net of tax				(17,200)				(17,200)
Total comprehensive loss								(21,480)
Preferred stock dividends				(150)				(150)
Issuance of common stock from treasury as compensation			(10)				37	27

Balance at December 31, 2002	$1	$92	$54,616	$1,228	$(1,957)	$(4,479)	$(4,667)	$44,834

Net loss				(5,422)				(5,422)
Other comprehensive income (loss):
Minimum pension liability, net of tax of $14						23		23
Foreign currency translation					2,330			2,330
Total comprehensive loss								(3,069)
Preferred stock dividends				(150)				(150)
Issuance of common stock from treasury as compensation and exercise of stock options			(133)				223	90

Balance at December 31, 2003	$1	$92	$54,483	$(4,344)	$373	$(4,456)	$(4,444)	$41,705

See notes to consolidated financial statements.

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year ended December 31

	2003	2002	2001

Cash flows from operating activities
Net loss	$(5,422)	$(18,245)	$(4,336)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of tax	4,973	1,850	2,119
Cumulative effect of change in accounting principle, net of tax		17,200
Depreciation and amortization	11,674	11,657	15,071
Deferred income taxes	(3,699)	1,406	(637)
Loss on fixed assets	204	47	385
Changes in operating assets and liabilities:
Accounts receivable	(949)	(4,047)	4,063
Inventories	(1,656)	(3,110)	2,552
Other assets	3,048	(6,962)	(2,841)
Accounts payable	4,494	2,922	1,896
Accrued expenses	4,090	(7,208)	830
Other liabilities and other	6,904	(3,161)	(2,251)

Net cash provided by (used in) operating activities of continuing operations	23,661	(7,651)	16,851
Net cash provided by (used in) operating activities of discontinued operations	2,299	4,861	(2,397)
Cash flows from investing activities
Purchases of property, plant and equipment	(10,677)	(9,729)	(8,053)
Proceeds from sale of assets	568

Net cash used in investing activities of continuing operations	(10,109)	(9,729)	(8,053)
Net cash used in investing activities of discontinued operations	(308)	(1,075)	(1,043)
Cash flows from financing activities
Proceeds from short-term debt	1,326
Proceeds from long-term debt	627	53,370	40,457
Payments on long-term debt	(2,960)	(47,615)	(46,520)
Payment on Old Senior Notes	(583)
Pay off of Term Loan and Revolving Credit Facility		(29,784)
Proceeds from Bank Facility	68,173	52,165
Payments on Bank Facility	(80,441)	(15,838)
Proceeds from exercise of stock options	59
Payments of preferred stock dividends	(150)	(150)	(150)

Net cash (used in) provided by financing activities of continuing operations	(13,949)	12,148	(6,213)
Effect of exchange rate changes on cash	69	64	(71)

Net cash (used in) provided by continuing operations	(328)	(5,168)	2,514
Net cash provided by (used in) discontinued operations	1,991	3,786	(3,440)

Net increase (decrease) in cash and cash equivalents	1,663	(1,382)	(926)
Cash and cash equivalents at beginning of year	1,702	3,084	4,010

Cash and cash equivalents at end of year	$3,365	$1,702	$3,084

Supplemental cash flow information
Cash payments for interest	$5,556	$9,975	$8,940

Cash (refunds) payments for income taxes, net	$(1,879)	$(2,371)	$871

Noncash investing and financing activities:
Equipment purchased with capital leases and notes payable	$546	$20	$422

Issuance of common stock from treasury	$30	$27	$26

Issuance of payment in kind (PIK) payments in the form of Senior Notes	$124

Issuance of consent payments in the form of Senior Notes		$1,642

See notes to consolidated financial statements.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001

(In Thousands, Except Share Data)

1.	Basis of Presentation

      Hawk Corporation (the Company) designs, engineers, manufactures and markets specialized components used in a wide variety of aerospace, industrial and commercial applications.

      The consolidated financial statements of the Company include its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the accompanying financial statements.

      Certain amounts have been reclassified in prior periods to conform to the 2003 presentation.

2.	Significant Accounting Policies

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

      The Company considers investments in highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.

Trade Receivables

      The Company has the intent and the ability to hold all trade receivables until payments are received from customers. Trade receivables are stated at outstanding amounts as adjusted for an allowance for credits and doubtful accounts. Trade receivables are evaluated on an ongoing basis and written off to current operations when collection is no longer reasonable assured.

Inventories

      Inventories are stated at the lower of cost or market. Cost includes materials, labor and overhead and is determined by the first-in, first-out (FIFO) method.

Property, Plant and Equipment

      Property, plant and equipment are stated at cost and include expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. The Company uses the straight-line and double declining methods of depreciation for financial reporting purposes. Buildings and improvements are depreciated over periods ranging from 15 to 33 years. Machinery and equipment are depreciated over periods ranging from 4 to 12 years. Furniture and fixtures are depreciated over periods ranging from 3 to 10 years. Accelerated methods of depreciation are used for federal income tax purposes. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Statement of Operations. The Company’s depreciation expense was $10,073 in 2003, $10,247 in 2002 and $10,720 in 2001.

      Long-lived assets, except goodwill, are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

generated by the asset are less then its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.

Intangible Assets

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets (SFAS 142). This Statement eliminated the requirement to amortize goodwill and indefinite-lived intangibles for 2002 and future years. The Company adopted SFAS 142 as of January 1, 2002. The effect of applying the non-amortization provisions of SFAS 142 for the year ended December 31, 2001 would have been to decrease amortization expense by approximately $2,928 ($2,354 after tax).

      The following table illustrates the effect of applying the non-amortization provisions of SFAS 142 on net income and earnings per share before discontinued operations and cumulative effect of change in accounting principle as of December 31, 2001:

Loss before discontinued operations, as reported	$(2,217)
Add back: Goodwill amortization, net of tax	2,354

Adjusted income before discontinued operations	$137

Earnings per share (basic and diluted):
Loss per share before discontinued operations, as reported	$(.27)
Goodwill amortization, net of tax	.27

Adjusted earnings per share before discontinued operations	$.00

      Upon adoption of SFAS 142, the Company changed its accounting for goodwill and other indefinite-lived intangible assets from an amortization methodology to an impairment-only methodology. SFAS 142 provided for a six-month transitional period, from the effective date of adoption, for the Company to perform an initial assessment of whether goodwill was impaired. The Company performed the assessment during the second quarter of 2002, by comparing the fair value of each of its reporting units to their respective carrying values as of January 1, 2002. The Company, with the assistance of independent valuation experts, concluded that as of January 1, 2002 certain of its goodwill was impaired by $21,452 ($17,200 after tax) or a loss of $2.01 per basic share and $2.00 per diluted share, and such amount was reflected as a cumulative effect of change in accounting principle. The following is a summary of the pre-tax impairment charge by affected business segment:

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

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      In accordance with SFAS No. 121 Accounting for the Impairment of Long-Lived Assets to be Disposed Of (SFAS 121), management concluded that no asset impairment charges were deemed necessary in 2001. The Company determined that the estimated future undiscounted cash flows associated with each unit tested exceeded the carrying values of their respective long-lived assets. Consequently, no impairment existed under SFAS 121.

      SFAS 142 requires a review at least annually of the carrying value of indefinite-lived assets and goodwill. The Company performed the annual impairment test as of October 31, 2003 and 2002 and concluded the fair value of the reporting units exceeded their respective carrying values.

Insurance

      The Company uses a combination of insurance and self-insurance for a number of risks including property, general liability, directors’ and officers’ liability, workers’ compensation, vehicle liability and employee-related health care benefits. Liabilities associated with the risks that are retained are estimated by considering various historical trends and forward-looking assumptions. The estimated accruals for these self-insured liabilities at December 31, 2003 and 2002 of $1,127 and $581, respectively, could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

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

Foreign Currency

      The Company’s primary functional currency is the U.S. dollar. Assets and liabilities of the Company denominated in foreign currencies are translated into U.S. dollars at the balance sheet date, while revenues and expenses are translated at weighted average exchange rates. Gains and losses from foreign currency transactions are included in the Statement of Operations. Gains and losses resulting from translation are included in accumulated other comprehensive loss, a component of shareholders’ equity.

Revenue Recognition

      Revenue from the sale of the Company’s products is recognized upon shipment to the customer and when title has transferred. Substantially all of the Company’s revenues are derived from fixed price purchase orders. Costs and related expenses to manufacture the products are recorded as costs of sales when the related revenue is recognized. Shipping and handling are included in cost of products sold and are included in the sales price when billed to customers. The Company establishes bad debt reserves based on historical experience and believes that the collection of receivables, net of the bad debt reserves, is reasonably assured.

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

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Product Research and Development

      Product research and development costs are expensed as incurred. The Company’s expenditures for product research and development and engineering were approximately $4,102 in 2003, $3,470 in 2002, and $3,893 in 2001.

Advertising

      All advertising costs are expensed as incurred. The Company’s expenditures for advertising were approximately $400 in 2003, $610 in 2002, and $670 in 2001.

Income Taxes

      The Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities in the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted tax laws and rates for differences between the tax and financial reporting basis of assets and liabilities.

Stock Compensation

      In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans. Under the provisions of APB 25, because the exercise price of the stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the years ended 2003, 2002, and 2001:

	Year ended December 31

	2003	2002	2001

Net loss as reported	$(5,422)	$(18,245)	$(4,336)
Employee stock-based compensation expense determined under fair value based methods, net of tax	663	1,020	822

Pro forma net loss	$(6,085)	$(19,265)	$(5,158)

Basic loss per share:
As reported	$(.65)	$(2.15)	$(.52)

Pro forma	$(.73)	$(2.27)	$(.62)

Diluted loss per share:
As reported	$(.65)	$(2.14)	$(.52)

Pro forma	$(.73)	$(2.26)	$(.62)

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      The fair value of the options granted used to compute pro forma net loss and loss per share is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year ended December 31

	2003	2002	2001

Dividend yield	0%	0%	0%
Expected volatility	54.0%	66.5%	58.4%
Risk free interest rate	4.00%	4.00%	5.00%
Expected average holding period	7.5 years	7.5 years	7 years

Fair Value of Financial Instruments

      The Company’s financial instruments include cash and cash equivalents, short-term trade receivables, long-term notes receivable, notes payable and debt instruments. For short-term instruments, the historical carrying value is a reasonable estimate of fair value. Fair values for long-term financial instruments that are not readily marketable are estimated based upon the discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes that the fair market values of the Company’s financial instruments are not materially different from their respective carrying values as of December 31, 2003.

Recently Issued Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) No. 94-3, Liability Recognition for Certain Employee termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at the fair value only when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002, with no effect on charges recorded for exit activities begun prior to 2003. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation requires the consolidation of variable interest entities in which an enterprise is the primary beneficiary. The primary beneficiary absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. In December 2003, the FASB issued a revised Interpretation that, among other things, deferred the implementation date of the Interpretation until periods ending after March 15, 2004 for variable interest entities, other than those entities commonly referred to as special purpose entities. The Company does not currently maintain any relationships with variable interest entities and, therefore, does not expect the adoption of FIN 46 to have a material effect on the Company’s financial position or results of operations.

3.	Discontinued Operations

      During the fourth quarter of 2003, the Company committed to a plan to sell its motor segment, which has operations in Monterrey, Mexico and Alton, Illinois. This segment, which manufactures die-cast aluminum rotors for fractional and subfractional horsepower electric motors, failed to achieve a certain level of profitability and, after completing an extensive analysis, the Company determined that a divestiture of this segment would allow

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

the Company to concentrate on its major business segments. The Company has initiated an active marketing plan and anticipates selling the segment within the next twelve months.

      Results of operations of the Company have been restated to reclassify the net earnings, assets, and liabilities of the motors segment as discontinued operations for all periods presented. Corporate expenses previously allocated to this segment have been reallocated to the remaining continuing operations, resulting in a restatement of operating profit by segment (see Note 14). The loss from discontinued operations in 2003 includes a pre-tax, non-cash charge of $4,530 to reduce the net assets of this business to its estimated fair value, less costs to sell.

      Operating results from discontinued operations are summarized as follows:

	Year ended December 31

	2003	2002	2001

Net sales	$14,463	$11,374	$7,500

Loss from operations before income taxes	$(7,673)	$(2,675)	$(3,040)
Income tax benefit	2,700	825	921

Loss from operations, net of tax	$(4,973)	$(1,850)	$(2,119)

      The assets and liabilities of this segment, which have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, consist of the following at December 31, 2003 and 2002:

	2003	2002

Accounts receivable	$2,801	$3,286
Inventory	739	580
Other current assets	40	99
Property, plant and equipment	320	6,072
Other long-term assets	402	336

Total assets of discontinued operations	$4,302	$10,373

Accounts payable	$2,870	$1,747
Other accrued expenses	465	379
Current portion of long-term debt	317
Long-term debt		633

Total liabilities of discontinued operations	$3,652	$2,759

4.	Restructuring

      In the fourth quarter of 2003, the Company committed to a restructuring program to achieve cost savings in its friction products segment by moving operations at its Brook Park, Ohio location to a new U.S. production facility. The Company has signed a formal, non-binding letter of intent agreeing to the terms on the construction of a new approximately 240,000 square foot leased facility. The letter of intent is subject to due diligence and other customary terms and conditions. In connection with the planned closure of the Brook Park, Ohio facility, the Company recorded a $1,920 charge in the fourth quarter of 2003 related to the curtailment and contractual termination benefit costs of a defined benefit pension plan covering certain union employees of the facility. In addition, the Company anticipates future pre-tax charges of approximately $2,000 in 2004 and $3,000 to $3,500 in 2005 related to the relocation of the Brook Park, Ohio facility and employee severance expense.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      In June 2001, the Company announced a restructuring program to reduce its production capacity to meet expected near-term product demand levels in each of its segments. The involuntary severance plan that was part of the restructuring program resulted in employee reductions in almost all areas of the Company, including operations, marketing, sales and administrative areas. As a result of this plan, the Company reduced its work force in the friction products and precision components segments by approximately 160 positions. During 2001, the Company recorded a charge of $1,055 consisting of employee severance and related benefit costs as a result of this restructuring program. The majority of the costs associated with this program were paid in cash and charged against the liability. Employee reductions and related benefit payments under this plan were completed during 2002.

      The following table sets forth the restructuring accrual activity from June 30, 2001 to December 31, 2002:

Amounts recognized as restructuring charges in the consolidated statement of operations	$1,055
Payments in 2001	605

Accrued restructuring charge as of December 31, 2001	$450

Payments in 2002	378
Other	72

Accrued restructuring charge as of December 31, 2002	$0

5.	Intangible Assets

      A summary of the Company’s goodwill at December 31, 2003 and 2002 by reportable operating segment is as follows:

Precision components	$28,109
Performance racing	4,386

Total	$32,495

      The components of finite-lived intangible assets are as follows:

	December 31, 2003			December 31, 2002

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Product certifications	$20,820	$10,984	$9,836	$20,820	$10,264	$10,556
Other intangible assets	2,719	2,651	68	2,719	2,574	145

	$23,539	$13,635	$9,904	$23,539	$12,838	$10,701

      Product certifications were acquired and valued based on the acquired company’s position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

      The Company estimates that amortization expense for finite-lived intangible assets for each of the next five years will be approximately $800.

      The weighted average amortization period for product certifications and other intangible assets is 29 years and 14 years, respectively.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

6.	Financing Arrangements

	December 31

	2003	2002

Short-term debt	$1,326
Old Senior Notes		$583
Senior Notes	66,183	66,059
Bank Facility	24,059	36,327
Other	3,408	5,351

	94,976	108,320
Less current portion and short-term debt	26,533	39,430

	$68,443	$68,890

      In October 2002, the Company entered into a new senior secured credit facility (Bank Facility). The Bank Facility has a maximum commitment of $53,000, including a letter of credit facility of up to $5,000, comprised of a $50,000 revolving credit component and a $3,000 capital expenditure loan component. The capital expenditure loan component, available to the Company after December 31, 2002, is being used to finance 80% of the cost of new equipment purchased after October 18, 2002. The Bank Facility matures 120 days prior to the maturity of the Senior Notes (described below) in 2006. As of December 31, 2003 and 2002, $24,059 and $36,327 were outstanding under the Bank Facility, respectively, including $2,000 and $0 outstanding under the capital expenditure loan component, respectively.

      The Bank Facility is collateralized by a security interest in the accounts receivable, inventory, equipment and real estate and other assets of the Company and its domestic subsidiaries. The Company has also pledged the stock of all of its domestic subsidiaries and up to 65% of the stock of certain of its foreign subsidiaries as collateral. Restrictive terms of the Bank Facility require that the Company maintain specified financial ratios including leverage and fixed charge ratios, and comply with other loan covenants. The interest rates on the Bank Facility range from 225 to 375 basis points over the London Interbank Offered Rates (“LIBOR”), or alternatively, 0 to 100 basis points over the prime rate. At December 31, 2003 and 2002, the average interest rate on the borrowings outstanding under the Bank Facility was 4.0% and 4.4%, respectively. The Company is required to pay a commitment fee equal to 0.375% per annum on the unused amount of the Bank Facility, payable quarterly, in arrears. As of December 31, 2003 and 2002, the Company had approximately $15,900 and $5,500, respectively, available for future borrowings, as determined under the borrowing base formula. Additionally, as of December 31, 2003, the Company was in compliance with all of the loan covenants under the Bank Facility.

      The revolving credit component of the Bank Facility is subject to a borrowing base formula. The borrowing base formula is comprised of the Company’s domestic accounts receivable, domestic inventory and the Company’s domestic real estate, machinery and equipment. The components of the borrowing base under the Bank Facility are as follows:

•	85% of eligible accounts receivable, plus;

•	65% of the cost of eligible inventory, excluding work-in-process, plus 25% of the cost of eligible work-in-process (limited to $4.0 million), plus;

•	$13,000 — The availability under this component of the borrowing base reduces on a 7 year straight-line amortization basis beginning March 31, 2003. Any reductions in the availability under this component of the borrowing base may be reborrowed, subject to availability, under the receivable and inventory

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

components of the borrowing base. The amortized availability under the borrowing base was $11,607 and $13,000 at December 31, 2003 and 2002.

      Borrowings under the capital expenditure loan component of the Bank Facility are available to the Company in the following increments: a) up to $2,000 through December 31, 2003, beginning January 1, 2003 and, b) up to $1,000 thereafter. At the end of each borrowing period, the principal amount of all borrowings under the capital expenditure loan component borrowed during the applicable borrowing period will begin to amortize monthly over a seven year, straight-line basis. Any remaining unamortized principal balance under the capital expenditure loan component is due and payable on the final maturity date of the Bank Facility.

      Pursuant to the guidance of EITF No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, the Company is required to classify all of its outstanding debt under the Bank Facility as a current liability. However, it is the intention of the Company to manage the Bank Facility as long-term debt with a final maturity date in 2006. The Company expects the long-term availability under the revolving credit portion of the Bank Facility to be $50,000 for the next twelve-month period, subject to the borrowing base.

      In October 2002, the Company exchanged $64,417 of its $65,000, 10 1/4% Senior Notes due December 1, 2003 (Old Senior Notes), for 12% Senior Notes due December 1, 2006 (Senior Notes). The Senior Notes were issued on October 23, 2002. The remaining outstanding principal of the Old Senior Notes in the amount of $583 matured and were paid on December 1, 2003. The holders of the Old Senior Notes that participated in the exchange for Senior Notes received a consent payment of $25.63, in the form of Senior Notes, for each $1,000 of Old Senior Notes held as of October 23, 2002. The entire debt refinancing transaction was accounted for as a debt exchange in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Accordingly, the Company recorded the aggregate consent payments of $1,642 as additional Senior Notes, and is amortizing the consent payments to interest expense over the remaining life of the Senior Notes. In connection with the debt exchange, the Company also expensed $1,851 in third party transaction costs in 2002. The Senior Notes are general unsecured senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several basis, by all domestic wholly-owned subsidiaries of the Company. The Senior Notes accrue interest at a rate of 12% per annum on the principal amount commencing October 23, 2002. Interest payments are due semi-annually. In addition, in the event that the Company’s leverage ratio (as defined) exceeds 4.0 to 1.0 for the most recently ended four quarters beginning with the semi-annual period ended December 31, 2002, the Company will be required to pay additional payment in kind (PIK) interest at a rate ranging from .25% to 2.00% until the next semi-annual test period. Any interest payment under this test will be made by issuing additional Senior Notes. As of December 31, 2003 and 2002, the leverage ratio test required the Company to issue $82 and $124 of PIK interest as debt in 2004 and 2003, respectively, calculated at a rate of ..25% and 1.00%, respectively, in the form of additional Senior Notes.

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

      The Senior Notes permit the Company and its subsidiaries to incur additional indebtedness without limitation, provided that it meets a cash flow coverage ratio and adjusted consolidated leverage ratio. As of December 31, 2003 and 2002, the Company did not meet these prescribed ratios. The failure to meet these ratios does not constitute a default under the Senior Note indenture. Rather, the Senior Note indenture continues to permit certain other types of indebtedness subject to certain limitations. The Company’s Bank Facility, which is secured by liens on all of the assets and the assets of the subsidiaries, is permitted. The Company does not believe

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

that its operations will be materially impacted by the limitation on indebtedness arising under the Senior Note indenture.

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

      At December 31, 2003 and 2002, the Company had issued stand-by Letters of Credit totaling $3,468 and $1,284, respectively.

      Aggregate principal payments due on long-term debt exclusive of the Bank Facility, which matures in 2006, as of December 31, 2003 are as follows: 2004 — $1,148; 2005 — $1,374; 2006 — $66,434; 2007 — $168; 2008 — $50; and thereafter — $417.

7.	Shareholders’ Equity

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

8.	Employee Stock Option Plan

      The Company grants stock options to certain key employees and non-employee directors under various plans, to purchase shares of Class A common stock. During 2003, there were no stock option grants issued under the Company’s plans. During 2002 and 2001, the Company granted stock options to purchase an aggregate of 53,418, and 701,594 shares, respectively, at exercise prices representing the closing market price of the Company’s common stock at the date of grant. The options vest ratably over specific defined periods. Canceled options are available for future issuance under the provisions of the stock option plans.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      The following table summarizes the stock option activity for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	1,217,729	$6.63	1,324,646	$6.73	766,267	$10.51
Granted			53,418	4.89	701,594	3.64
Exercised	(17,094)	3.40
Forfeited or Expired	(378,854)	11.41	(160,335)	6.81	(143,215)	10.45

Options outstanding at end of year	821,781	$4.54	1,217,729	$6.62	1,324,646	$6.73
Exercisable at the end of the year	718,306	$4.42	636,632	$7.69	242,169	$12.36
Weighted average fair value of options granted during the year				$4.34		$2.56
Shares available for future grant	578,219		182,271		75,354

      On July 29, 2003, the Company offered its employees who are not members of the Board of Directors the opportunity to cancel all options outstanding with an exercise price greater than $6.00 per share, in exchange for new options to be granted at the closing price of the Company’s common stock as reported by the American Stock Exchange as of January 30, 2004. As of December 31, 2003, 268,850 options had been forfeited and as a result, are included in the caption forfeited or expired and in shares available for future grant in the above table. On January 30, 2004, 254,630 options were granted at an exercise price of $5.05 per share.

      Exercise prices for options outstanding as of December 31, 2003 ranged from $3.40 to $17.94. A summary of the options by range of exercise prices is as follows:

	Outstanding
				Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Range of Exercise Price	Options	Price	Life (years)	Options	Price

$ 3.40 to $ 3.50	312,542	$3.40	7.7	312,542	$3.40
$ 3.51 to $ 5.00	285,177	$3.85	7.7	263,966	$3.81
$ 5.01 to $ 6.00	135,362	$5.42	6.8	66,198	$5.46
$ 6.01 to $16.99	66,700	$6.86	5.6	53,600	$6.87
$17.00 to $17.94	22,000	$17.09	3.0	22,000	$17.09

9.	Employee Benefits

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

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      The components of the defined benefit pension plans are as follows:

	December 31

	2003	2002

Accumulated benefit obligation	$21,208	$17,925

Change in benefit obligation:
Benefit obligation at beginning of year	$19,268	$17,528
Service cost	840	732
Interest cost	1,329	1,292
Actuarial losses	1,683	406
Plan amendments	54	152
Foreign currency exchange rate impact	162	11
Pension curtailment and contractual termination benefit costs	2,093
Benefits paid	(1,024)	(853)

Benefit obligation at end of year	$24,405	$19,268

Change in plan assets:
Fair value of plan assets at beginning of year	$14,170	$19,399
Actual return on plan assets	3,516	(5,371)
Foreign currency exchange rate impact	193	17
Company contributions	1,560	978
Benefits paid	(1,024)	(853)

Fair value of plan assets at end of year	$18,415	$14,170

Funded status of the plans	$(5,990)	$(5,098)
Unrecognized net actuarial losses	7,975	8,904
Unrecognized initial net obligation	92	98
Foreign currency exchange rate impact	40
Unamortized prior service cost	440	572

Net prepaid benefit cost	$2,557	$4,476

Amounts recognized in the balance sheet consist of the following:
Prepaid benefit cost	$701	$604
Accrued benefit liability	(5,891)	(4,069)
Intangible asset	502	659
Cumulative other comprehensive loss	7,245	7,282

Net amount recognized	$2,557	$4,476

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      Amounts applicable to the Company’s under-funded pension plans at December 31, 2003 and 2002 are as follows:

	December 31

	2003	2002

Projected benefit obligation	$23,415	$18,522
Accumulated benefit obligation	$20,435	$17,333
Fair value of plan assets	$17,263	$13,264
Amounts recognized as accrued benefit liabilities	$5,891	$4,069
Amounts recognized as intangible asset	$502	$659

	Year ended December 31

	2003	2002	2001

Components of net periodic pension cost:
Service cost	$840	$732	$550
Interest cost	1,329	1,292	1,148
Expected return on plan assets	(1,269)	(1,798)	(1,585)
Amortization of prior service cost	71	80	76
Contractual termination benefit cost	1,836
Pension curtailment	386
Recognized net actuarial loss	362	60	10

	$3,555	$366	$199

      The plans’ assets are primarily invested in fixed income and equity securities. In addition, one of the Company’s defined benefit plans also contains investments in the Company’s stock. As of December 31, 2003, 60,000 shares of the Company’s Class A common stock were held by a defined benefit plan at a cost of $717. The market value of such investment as of December 31, 2003, was $219. The Company does not pay dividends on its Class A common stock.

      The weighted-average plan asset allocation at December 31, 2003 and 2002, by asset category are as follows:

	December 31

	2003	2002

Asset Category
Equity securities	75%	68%
Debt securities	21%	27%
Hawk Corporation common stock	1%	1%
Other	3%	4%

Total	100%	100%

      The objectives of the Company’s investment strategies are as follows: (a) to provide a total return that, over the long term, maximizes investment return on assets, at a level of risk deemed appropriate, (b) to maximize return on assets by investing primarily in equity securities, and (c) to diversify investments within asset classes to reduce the impact of losses in any single investment. The range of target asset allocations have been determined after giving consideration to the expected returns of each asset class, the expected variability or volatility of the asset class returns over time, and the complementary nature or correlation of the asset classes within the portfolio. The Company also employs an active management approach for the portfolio. Each asset class is managed by one

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

or more external money managers with the objective of generating returns, net of management fees that exceed market-based benchmarks.

      The following assumptions were used in accounting for the defined benefit plans:

	2003	2002

Weighted average rates used to compute the projected benefit obligation as of December 31:
Discount rate	6.25%	6.75%
Rate of compensation increase	3.03%	3.02%
Expected long-term return on plan assets	8.59%	8.59%
Weighted average rates used to determine the net periodic benefit cost for the years ended December 31:
Discount rate	6.75%	7.26%
Rate of compensation increase	3.02%	3.06%
Expected long-term return on plan assets	8.59%	9.34%

      The measurement date used to determine the pension benefit measurements for all plans in all periods presented is December 31. The Company has reviewed historical rates of return specific to its respective plans to determine the expected long-term rate of return on assets.

      The Company expects to contribute a total of $1,927 to the defined benefit plans in 2004.

      Estimated benefit payments for the next five years and in the aggregate for the five years thereafter are:

Year	Pension Benefits

2004	$1,193
2005	$1,325
2006	$1,368
2007	$1,434
2008	$1,540
2009-2013	$8,876

      The Company also sponsors several defined contribution plans which provide voluntary employee contributions and, in certain plans, matching and discretionary employer contributions. Aggregate defined contribution plan expenses were approximately $1,272 in 2003, which included $992 in discretionary employer contributions, $241 in 2002 and $581 in 2001. In 2002 and 2001, the Company made no discretionary employer contributions.

10.	Lease Obligations

      The Company has capital lease commitments for buildings, machinery and equipment. Assets recorded under capital lease agreements included in property, plant and equipment consist of the following:

	December 31

	2003	2002

Buildings and improvements	$1,026	$846
Machinery and equipment	1,056	507

Gross assets under capital lease	2,082	1,353
Accumulated amortization	350	250

Net assets under capital lease	$1,732	$1,103

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      Amortization of assets recorded under capital leases is included with depreciation expense. Future minimum annual rentals are: 2004 — $391; 2005 — $320; 2006 — $168; 2007 — $116; 2008 — $50 and thereafter — $0. Amount representing interest is $67. Total capital lease obligations are included in other long-term debt.

      The Company leases certain office and warehouse facilities and equipment under operating leases. Certain of these operating leases provide the Company with a renewal option after the initial lease term. Rental expense was approximately $2,212 in 2003, $2,117 in 2002, and $2,045 in 2001. Future non-cancelable minimum lease commitments under these agreements that have an original or existing term in excess of one year as of December 31, 2003 are as follows: 2004 — $2,577; 2005 — $2,064; 2006 — $1,484; 2007 — $1,048; 2008 — $986; and thereafter — $1,952.

11. Income Taxes

      The provision (benefit) for income taxes from continuing operations consists of the following:

	Year ended December 31

	2003	2002	2001

Current:
Federal		$(3,602)	$(1,842)
State and local	$45	(38)	(55)
Foreign	1,885	574	297

	1,930	(3,066)	(1,600)
Deferred:
Federal	(1,059)	2,333	1,118
State and local	(12)	18	62
Foreign	(4)	46	(517)

	(1,075)	2,397	663

Total income tax provision (benefit)	$855	$(669)	$(937)

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2003	2002

Deferred tax assets:
NOL and AMT carryforward	$3,755	$988
Accrued vacation	618	555
Employee benefits	2,616	1,852
Other accruals	3,484	1,498
Foreign net operating loss carryforwards		352
Book over tax goodwill amortization	1,109	2,161
Inventory	557	527

Total deferred tax assets	12,139	7,933
Deferred tax liabilities:
Tax over book depreciation	10,066	9,409
Tax over book intangibles amortization	2,192	1,708
Foreign leased property	353	340
Debt financing costs	178	746
Other	159	230

Total deferred tax liabilities	12,948	12,433

Net deferred tax liabilities	$809	$4,500

      As of December 31, 2003 and 2002 the Company had net federal operating loss (NOL) carryforwards of $7,883 and $0, respectively. The NOL expires in 2023. At December 31, 2003 and 2002, the Company had alternative minimum tax carryforwards (AMT) of $1,075 and $988, respectively. The AMT has no date of expiration.

      The provision (benefit) for income taxes from continuing operations differs from the amounts computed by applying the federal statutory rate as follows:

	December 31

	2003	2002	2001

Income tax expense (benefit) at federal statutory rate	$142	$47	$(1,104)
State and local tax, net of federal tax benefit	21	(16)	48
Nondeductible goodwill amortization			251
Nondeductible intangible amortization	60	52	55
Taxes on foreign income which differs from United States statutory rate	560	99	81
Foreign tax withholding	87	128
Adjustment to worldwide tax accrual and other	(15)	(979)	(268)

Provision for income taxes	$855	$(669)	$(937)

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      The following table illustrates the domestic and foreign components of the Company’s continuing income (loss) before income taxes:

	Year ended December 31

	2003	2002	2001

Income (loss) before income taxes, discontinued operations and cumulative effect of change in accounting principle:
Domestic	$(2,185)	$41	$(1,441)
Foreign	2,591	95	(1,713)

As reported	$406	$136	$(3,154)

      In accordance with accounting principles generally accepted in the United States, the Company established an accrual prior to 2001, in the amount of $1,041 for tax exposures related to certain deductions taken on its income tax returns. The Company believed that the deductions were valid under applicable tax laws and regulations. During 2002, the applicable statute of limitations expired and the Company reversed the tax accrual, which resulted in substantially all of the $979 adjustment in the Company’s reconciliation of its effective 2002 tax rate.

      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $8,885 and $7,053 at December 31, 2003 and 2002. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. The Company cannot determine in any practical manner the amount of income tax liability that would result if such earnings would be repatriated. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, which may be offset by foreign tax credits, and withholding taxes payable to various foreign countries.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

12.	(Loss) Earnings Per Share

      Basic and diluted (loss) earnings per share are computed as follows:

	Year ended December 31

	2003	2002	2001

(Loss) income before discontinued operations and cumulative effect of change in accounting principle	$(449)	$805	$(2,217)
Less: Preferred stock dividends	150	150	150

(Loss) income before discontinued operations and cumulative effect of change in accounting principle available to common shareholders	$(599)	$655	$(2,367)
Net loss	$(5,422)	$(18,245)	$(4,336)
Less: Preferred stock dividends	150	150	150

Net loss available to common shareholders	$(5,572)	$(18,395)	$(4,486)

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	8,571	8,557	8,552

Diluted:
Basic from above outstanding	8,571	8,557	8,552
Dilutive effect of stock options		40

Diluted weighted average shares outstanding	8,571	8,597	8,552

(Loss) earnings per share:
Basic (loss) earnings before discontinued operations and cumulative effect of change in accounting principle	$(.07)	$.08	$(.27)
Discontinued operations	(.58)	(.22)	(.25)
Cumulative effect of change in accounting principle		(2.01)

Net loss per basic share	$(.65)	$(2.15)	$(.52)

Diluted (loss) earnings before discontinued operations and cumulative effect of change in accounting principle	$(.07)	$.08	$(.27)
Discontinued operations	(.58)	(.22)	(.25)
Cumulative effect of change in accounting principle		$(2.00)

Net loss per diluted share	$(.65)	$(2.14)	$(.52)

      All outstanding stock options at December 31, 2003 and 2001 are antidilutive.

13.	Related Parties

      In July 1995, certain shareholders of the Company issued interest-bearing notes to the Company in the amount of $2,000, enabling them to repay certain indebtedness incurred by them with respect to an acquisition. The notes are due and payable on July 1, 2005, with the exception of $10, which is due and payable on July 1, 2004. The notes bear interest at the prime rate. The balance of current and long-term shareholder notes outstanding at December 31, 2003 and 2002 was $1,010.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

14.	Business Segments

      The Company operates in three primary business segments: friction products, precision components and performance racing. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

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

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      Information by segment is as follows:

	Year ended December 31(1)(4)

	2003	2002	2001

Net sales to external customers:
Friction products(1)	$121,569	$106,134	$104,127
Precision components(4)	68,213	67,151	59,794
Performance racing(1)	12,859	12,627	12,967

Consolidated	$202,551	$185,912	$176,888

Depreciation and amortization:(2)(3)
Friction products(1)	$7,135	$7,277	$8,772
Precision components(4)	3,511	3,537	4,939
Performance racing(1)	227	200	742

Consolidated	$10,873	$11,014	$14,453

Gross profit:
Friction products(1)	$29,510	$25,403	$24,899
Precision components(4)	14,458	15,082	11,995
Performance racing(1)	3,401	3,711	3,854

Consolidated	$47,369	$44,196	$40,748

Income from operations:(2)
Friction products(1)	$8,284	$7,794	$6,643
Precision components(4)	2,254	4,287	282
Performance racing(1)	380	874	253

Consolidated	$10,918	$12,955	$7,178

Capital expenditures: (including capital leases):
Friction products(1)	$5,151	$5,742	$5,000
Precision components(4)	5,889	3,486	3,304
Performance racing(1)	183	521	171

Consolidated	$11,223	$9,749	$8,475

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31

	2003	2002

Total assets:
Friction products(1)	$101,169	$95,668
Precision components(4)	77,026	75,743
Performance racing(1)	11,052	11,096

Continuing operations	189,247	182,507
Discontinued operations	4,302	10,373

Consolidated	$193,549	$192,880

(1)	An operating unit formerly associated with the Company’s performance racing segment was reclassified as of January 1, 2002 to the Company’s friction products segment as a result of changes in the internal operating responsibility of that unit. All prior periods have been reclassified to reflect this change.

(2)	In accordance with the non-amortization provisions of SFAS 142 (see Note 2), the Company discontinued the amortization of goodwill in 2002.

The following table illustrates the pro forma effect by operating segment, on depreciation and amortization, and income from operations had the Company applied the non-amortization provisions of SFAS 142 for the year ended December 31, 2001:

Pro forma depreciation and amortization:
Friction products	$7,620
Precision components	3,751
Performance racing	154

Consolidated	$11,525

Pro forma income (loss) from operations:
Friction products	$7,795
Precision components	1,470
Performance racing	841

Consolidated	$10,106

(3)	Depreciation and amortization outlined in this table does not include deferred financing amortization of $801 in 2003, $643 in 2002, and $618 in 2001, which is included in Interest expense on the Statement of Operations.

(4)	A line of business formerly associated with the Company’s motors segment, which was discontinued as of December 31, 2003, will be retained by the Company and has been reclassified to the Company’s precision components segment. Net sales from this line of business were $1,235, $1,341, and $1,522 for the years ended December 31, 2003, 2002, and 2001, respectively. All prior periods have been reclassified to reflect this change.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

     Geographic information for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003			2002			2001

	Domestic	Foreign		Domestic	Foreign		Domestic	Foreign
	Operations	Operations	Total	Operations	Operations	Total	Operations	Operations	Total

	(In thousands)
Net sales	$160,262	$42,289	$202,551	$158,497	$27,415	$185,912	$154,815	$22,073	$176,888
Income (loss) from operations	7,818	3,100	10,918	12,163	792	12,955	8,311	(1,133)	7,178
Discontinued operations, net of tax	(620)	(4,353)	(4,973)	(77)	(1,773)	(1,850)	513	(2,632)	(2,119)
Cumulative effect of change in accounting principle, net of tax				(17,200)		(17,200)
Net (loss) income	(1,866)	(3,556)	(5,422)	(16,075)	(2,170)	(18,245)	(211)	(4,125)	(4,336)
Total assets of continuing operations	$159,406	$29,841	$189,247	$165,702	$16,805	$182,507	$167,733	$21,701	$189,434

      The Company has continuing foreign operations in Canada, Italy, and China. Included in discontinued operations is the Company’s operation in Mexico.

15.	Supplemental Guarantor Information

      As discussed in Note 6, each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Senior Notes. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.

The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of December 31, 2003 and December 31, 2002, consolidating condensed statements of operations for the years ended December 31, 2003, 2002 and 2001 and consolidating condensed statements of cash flows for the years ended December 31, 2003, 2002 and 2001.

Hawk Corporation (Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries consisting of the Company’s subsidiaries in Canada, Italy, and China with their investments in subsidiaries accounted for using the equity method.

Elimination entries necessary to consolidate the Parent and all of its subsidiaries.

Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$39	$129	$3,197		$3,365
Accounts receivable, net		20,718	11,554		32,272
Inventories		26,036	9,789	$(401)	35,424
Deferred income taxes	3,089		462		3,551
Taxes receivable	521				521
Other current assets	1,428	1,690	914		4,032
Current assets of discontinued operations		1,730	2,572		4,302

Total current assets	5,077	50,303	28,488	(401)	83,467
Investment in subsidiaries	794			(794)
Inter-company advances, net	157,379	14,062	(6,322)	(165,119)
Property, plant and equipment, net	628	52,962	9,546		63,136
Other assets:
Goodwill and other intangible assets	72	42,327			42,399
Other	1,143	3,713	701	(1,010)	4,547
Long-term assets of discontinued operations

Total other assets	1,215	46,040	701	(1,010)	46,946

Total assets	$165,093	$163,367	$32,413	$(167,324)	$193,549

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$14,100	$7,469		$21,569
Accrued compensation	$1,099	3,393	1,244		5,736
Accrued interest	4,153				4,153
Other accrued expenses	2,410	4,047	1,910	$(71)	8,296
Short-term debt			1,326		1,326
Bank Facility	24,059				24,059
Current portion of long-term debt		866	282		1,148
Current liabilities of discontinued operations		1,437	2,215		3,652

Total current liabilities	31,721	23,843	14,446	(71)	69,939
Long-term liabilities:
Long-term debt	66,184	1,040	1,219		68,443
Deferred income taxes	3,860	1	499		4,360
Other	(2,782)	9,594	2,290		9,102
Long-term liabilities of discontinued operations
Inter-company advances, net	847	155,978	8,438	$(165,263)

Total long-term liabilities	68,109	166,613	12,446	(165,263)	81,905
Shareholders’ equity	65,263	(27,089)	5,521	(1,990)	41,705

Total liabilities and shareholders’ equity	$165,093	$163,367	$32,413	$(167,324)	$193,549

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$116	$351	$1,235		$1,702
Accounts receivable, net		20,629	8,846		29,475
Inventories		24,513	8,412	$(244)	32,681
Deferred income taxes	577		168		745
Taxes receivable	3,333				3,333
Other current assets	2,427	689		793	3,909
Current assets of discontinued operations		2,254	1,711		3,965

Total current assets	6,453	48,436	21,165	(244)	75,810
Investment in subsidiaries	794	(794)
Inter-company advances, net	167,162	7,491	(9,725)	(164,928)
Property, plant and equipment, net	653	4,695	6,472		61,820
Other assets:
Goodwill and other intangible assets	72	43,124			43,196
Other	1,240	4,812	604	(1,010)	5,646
Long-term assets of discontinued operations		2,076	4,332		6,408

Total other assets	1,312	50,012	4,936	(1,010)	55,250

Total assets	$176,374	$160,634	$22,848	$(166,976)	$192,880

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$12,240	$3,864		$16,104
Accrued compensation	$4	3,018	1,046		4,068
Accrued interest	372				372
Other accrued expenses	986	2,943	820	$(94)	4,655
Short-term debt
Bank Facility	36,327				36,327
Current portion of long-term debt	583	2,250	270		3,103
Current liabilities of discontinued operations		1,360	766		2,126

Total current liabilities	38,272	21,811	6,766	(94)	66,755
Long-term liabilities:
Long-term debt	66,059	2,552	279		68,890
Deferred income taxes	7,813	(2,777)	209		5,245
Other	852	4,050	1,621		6,523
Long-term liabilities of discontinued operations		333	300		633
Inter-company advances, net	1,754	152,944	10,332	(165,030)

Total long-term liabilities	76,732	157,102	12,487	(165,030)	81,291
Shareholders’ equity	61,624	(18,279)	3,341	(1,852)	44,834

Total liabilities and shareholders’ equity	$176,374	$160,634	$22,848	$(166,976)	$192,880

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales		$169,770	$42,289	$(9,508)	$202,551
Cost of sales		129,655	34,833	(9,306)	155,182

Gross profit		40,115	7,456	(202)	47,369
Expenses:
Selling, technical and administrative expenses	$(229)	29,604	4,356		33,731
Pension curtailment and contractual termination benefit costs		1,920			1,920
Amortization of finite-lived intangible assets	9	791			800

Total expenses	(220)	32,315	4,356		36,451

Income from operations	220	7,800	3,100	(202)	10,918
Interest income (expense), net	3,556	(13,778)	(473)		(10,695)
(Loss) income from equity investee	(9,001)	(3,556)		12,557
Other income (expense), net	(278)	497	(36)		183

(Loss) income before income taxes and discontinued operations	(5,503)	(9,037)	2,591	12,355	406
Income tax provision (benefit)	(201)	(656)	1,794	(82)	855

(Loss) income before discontinued operations	(5,302)	(8,381)	797	12,437	(449)
Discontinued operations, net of tax		(620)	(4,353)		(4,973)

Net loss	$(5,302)	$(9,001)	$(3,556)	$12,437	$(5,422)

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales		$163,693	$27,415	$(5,196)	$185,912
Cost of sales		123,942	22,970	(5,196)	141,716

Gross profit		39,751	4,445		44,196
Expenses:
Selling, technical and administrative expenses	$(121)	26,942	3,653		30,474
Amortization of finite-lived intangible assets		767			767

Total expenses	(121)	27,709	3,653		31,241

Income from operations	121	12,042	792		12,955
Interest income (expense), net	3,495	(13,157)	(588)		(10,250)
(Loss) income from equity investee	(20,656)	(2,170)		22,826
Other income (expense), net	(2,239)	(221)	(109)		(2,569)

(Loss) income before income taxes, discontinued operations and cumulative effect of change in accounting principle	(19,279)	(3,506)	95	22,826	136
Income tax (provision) benefit	(1,113)	(48)	492		(669)

(Loss) income before discontinued operations	(18,166)	(3,458)	(397)	22,826	805
Discontinued operations, net of tax		(77)	(1,773)		(1,850)
Cumulative effect of change in accounting principle, net of tax	(79)	(17,121)			(17,200)

Net loss	$(18,245)	$(20,656)	$(2,170)	$22,826	$(18,245)

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31, 2001

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales		$158,517	$22,073	$(3,702)	$176,888
Cost of sales		120,243	19,599	(3,702)	136,140

Gross profit		38,274	2,474		40,748
Expenses:
Selling, technical and administrative expenses	$(545)	25,720	3,607		28,782
Restructuring costs		1,055			1,055
Amortization of finite-lived intangible assets	9	3,724			3,733

Total expenses	(536)	30,499	3,607		33,570

Income (loss) from operations	536	7,775	(1,133)		7,178
Interest income (expense), net	3,686	(13,011)	(527)		(9,852)
Loss from equity investees	(7,520)	(4,125)		11,645
Other (expense) income	(579)	152	(53)		(480)

Loss before income taxes and discontinued operations	(3,877)	(9,209)	(1,713)	11,645	(3,154)
Income tax provision (benefit)	459	(1,176)	(220)		(937)

Loss before discontinued operations	(4,336)	(8,033)	(1,493)	11,645	(2,217)
Discontinued operations, net of tax		513	(2,632)		(2,119)

Net loss	$(4,336)	$(7,520)	$(4,125)	$11,645	$(4,336)

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities of continuing operations	$13,890	$8,982	$789		$23,661
Net cash provided by operating activities of discontinued operations		912	1,387		2,299
Cash flows from investing activities:
Proceeds from sale of assets		568			568
Purchases of property, plant and equipment		(7,818)	(2,859)		(10,677)

Net cash used in investing activities of continuing operations		(7,250)	(2,859)		(10,109)
Net cash used in investing activities of discontinued operations		(116)	(192)		(308)
Cash flows from financing activities:
Proceeds from short-term debt			1,326		1,326
Proceeds from long-term debt		25	602		627
Payments on long-term debt		(2,775)	(185)		(2,960)
Payment on Old Senior Notes	(583)				(583)
Proceeds from Bank Facility	68,173				68,173
Payments on Bank Facility	(80,441)				(80,441)
Proceeds from exercise of stock options	59				59
Payments of preferred stock dividends	(150)				(150)

Net cash (used in) provided by financing activities of continuing operations	(12,942)	(2,750)	1,743		(13,949)
Effect of exchange rate changes on cash			69		69

Net cash provided by (used in) continuing operations	948	(1,018)	(258)		(328)
Net cash provided by discontinued operations		796	1,195		1,991

Net increase (decrease) in cash and cash equivalents	948	(222)	937		1,663
Cash and cash equivalents, at beginning of period	370	351	981		1,702

Cash and cash equivalents, at end of period	$1,318	$129	$1,918		$3,365

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities of continuing operations	$(14,567)	$4,105	$2,811		$(7,651)
Net cash provided by (used in) operating activities of discontinued operations		6,276	(1,415)		4,861
Cash flows from investing activities:
Purchases of property, plant and equipment		(8,491)	(1,238)		(9,729)

Net cash used in investing activities of continuing operations		(8,491)	(1,238)		(9,729)
Net cash used in investing activities of discontinued operations		(209)	(866)		(1,075)
Cash flows from financing activities:
Proceeds from long-term debt	53,160	75	135		53,370
Payments on long-term debt	(45,825)	(1,588)	(202)		(47,615)
Pay off of Term Loan and Revolving Credit Facility	(29,784)				(29,784)
Proceeds from Bank Facility	52,165				52,165
Payments on Bank Facility	(15,838)				(15,838)
Payments of preferred stock dividends	(150)				(150)

Net cash provided by (used in) financing activities of continuing operations	13,728	(1,513)	(67)		12,148
Effect of exchange rate changes on cash			64		64

Net cash (used in) provided by continuing operations	(839)	(5,899)	1,570		(5,168)
Net cash provided by discontinued operations		6,067	(2,281)		3,786

Net (decrease) increase in cash and cash equivalents	(839)	168	(711)		(1,382)
Cash and cash equivalents, at beginning of period	1,209	183	1,692		3,084

Cash and cash equivalents, at end of period	$370	$351	$981		$1,702

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31, 2001

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities of continuing operations	$8,639	$9,463	$(1,251)		$16,851
Net cash used in operating activities of discontinued operations		(2,079)	(318)		(2,397)
Cash flows from investing activities:
Purchases of property, plant and equipment		(6,957)	(1,096)		(8,053)

Net cash used in investing activities of continuing operations		(6,957)	(1,096)		(8,053)
Net cash used in investing activities of discontinued operations		(226)	(817)		(1,043)
Cash flows from financing activities:
Proceeds from long-term debt	35,820	1,126	3,511		40,457
Payments on long-term debt	(44,015)	(2,168)	(337)		(46,520)
Payment of preferred stock dividends	(150)				(150)

Net cash (used in) provided by financing activities of continuing operations	(8,345)	(1,042)	3,174		(6,213)
Effect of exchange rate changes on cash			(71)		(71)

Net cash provided by continuing operations	294	1,464	756		2,514
Net cash used in discontinued operations		(2,305)	(1,135)		(3,440)

Net increase (decrease) in cash and cash equivalents	294	(841)	(379)		(926)
Cash and cash equivalents, at beginning of period	915	1,024	2,071		4,010

Cash and cash equivalents, at end of period	$1,209	$183	$1,692		$3,084

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

16.	Summary of Quarterly Results of Operations (Unaudited)

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003	2002	2002	2002	2002

Net sales(1)	$54,661	$52,193	$48,161	$47,536	$47,510	$48,203	$46,009	$44,190
Gross profit(1)	12,986	13,202	11,233	9,948	10,730	11,905	10,291	11,270
(Loss) income before discontinued operations and cumulative effect of change in accounting principle(1)	396	1,206	131	(2,182)	(262)	740	207	120
Discontinued operations, net of tax	(277)	(737)	(48)	(3,911)	(338)	(501)	(484)	(527)
Cumulative effect of change in accounting principle, net of tax					(17,200)
Net income (loss)(1)	$119	$469	$83	$(6,093)	$(17,800)	$239	$(277)	$(407)

Basic (loss) earnings per share:(1)
(Loss) earnings per share before discontinued operations and cumulative effect of change in accounting principle	$.04	$.14	$.01	$(.26)	$(.03)	$.08	$.02	$.01
Discontinued operations, net of tax	(.03)	(.09)	.00	(.45)	(.04)	(.06)	(.06)	(.06)
Cumulative effect of change in accounting principle, net of tax					(2.01)

Net (loss) earnings per basic share	$.01	$.05	$.01	$(.71)	$(2.08)	$.02	$(.04)	$(.05)

Diluted (loss) earnings per share:(1)
(Loss) earnings per share before discontinued operations and cumulative effect of change in accounting principle	$.04	$.14	$.01	$(.26)	$(.03)	$.08	$.02	$.01
Discontinued operations, net of tax	(.03)	(.09)	.00	(.45)	(.04)	(.06)	(.06)	(.06)
Cumulative effect of change in accounting principle, net of tax					(2.01)

Net (loss) earnings per diluted share	$.01	$.05	$.01	$(.71)	$(2.08)	$.02	$(.04)	$(.05)

(1)	Results of operations of the Company have been restated to reclassify the net earnings of the motors segment as discontinued operations for all periods presented. See Note 3.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

      As of December 31, 2003, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Vice President — Finance. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer and Vice President — Finance concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Hawk, including our consolidated subsidiaries, required to be included in reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934.

      We continue to evaluate the need for improvements in our disclosure controls and procedures, including further formalizing our processes, procedures and policies.

      There were no significant changes in our internal controls over financial reporting (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(f) and 15-d-15(f)) during the most recent fiscal quarter that we judged to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10, including the adoption of a Code of Business Conduct and Ethics, is incorporated herein by reference to the Registrant’s definitive Proxy Statement relating to its 2004 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” This Proxy Statement will be filed with the SEC prior to April 30, 2004.

ITEM 11.	EXECUTIVE COMPENSATION

      The information required by Item 11 is contained under the caption “Executive Compensation and Other Information” in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information at December 31, 2003

Number of
	Number of		securities
	securities		remaining available
	to be issued upon		for future issuance
	exercise of		under equity
	outstanding	Weighted-average	compensation plans
	options,	exercise price of	(excluding securities
	warrants and	outstanding options,	reflected in
Plan category	rights(a)	warrants and rights(b)	column(a))(c)

Equity compensation plans approved by security holders	821,781	$4.54	578,219
Equity compensation plans not approved by security holders	0	0	0
Total	821,781	$4.54	578,219

      For additional information regarding our equity compensation plans, see “Note 8 — Employee Stock Option Plan” in the accompanying consolidated financial statements beginning on page 32 of this Form 10-K.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by Item 14 is contained under the caption “Audit Committee Report—Principal Accountant Fees and Services” in the Proxy Statement and is incorporated herein by reference.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

      The following consolidated financial statements of Hawk are included in Item 8:

(i)	Consolidated Balance Sheets at December 31, 2003 and 2002

(ii)	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

(iii)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

(v)	Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001

      All consolidated financial schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.

(b) Reports on Form 8-K:

      We have filed five reports on Form 8-K since September 30, 2003:

      A report dated October 29, 2003 reporting a temporary limitation in distribution and diversification in employees’ individual accounts of various 401(k) plans during the period beginning December 5, 2003, through December 22, 2003, as a result of the consolidation of the plans into a new Hawk Corporation 401(k) Savings and Retirement Plan on January 1, 2004.

      A report dated November 3, 2003 reporting our financial results for the 3rd quarter of 2003 and for the nine months ended September 30, 2003.

      A report dated January 5, 2004, reporting that we had been informed by the American Stock Exchange (AMEX) that our application to list our shares of Class A common stock on the AMEX was approved and that it was expected that shares of our Common Stock would commence trading on Wednesday January 7, 2004.

      A report dated January 7, 2004, announcing a strategic repositioning plan to focus on our two primary business segments, Friction Products and Precision Components.

      A report dated February 17, 2004, reporting our financial results for the 4th quarter of 2003 and for the full year of 2003.

(c) Exhibits:

3.1	Form of the Company’s Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))
3.2	The Company’s Amended and Restated By-laws (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (Reg. No. 001-13797))
4.1	Form of Rights Agreement between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))
4.2	Form of 10 1/4% Senior Note due 2003 (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission(Reg. No. 333-18433))
4.3	Form of Series B 10 1/4% Senior Note due 2003 (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission(Reg. No. 333-18433))
4.4	Stockholders’ Voting Agreement, effective as of November 27, 1996, by and among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz and the Krantz Family Limited Partnership (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
4.5	Letter agreement, dated January 5, 1998, amending the Stockholders’ Voting Agreement, effective as of November 27, 1996, by and among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz and the Krantz Family Limited Partnership (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))
4.6	Supplemental Indenture among the Company, certain of its domestic subsidiaries from time to time a party thereto, as Guarantors, and HSBC Bank USA, as successor trustee to Bank One Trust Company, N.A., relating to the Company’s Series A 10.25% Senior Notes due December 1, 2003, and Series B 10.25% Senior Notes due December 1, 2002 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 (Registration Number 333-90556), as filed with the Commission on August 1, 2002)
4.7	Indenture among the Company, certain of its domestic subsidiaries from time to time a party thereto, as Guarantors, and HSBC Bank USA, as trustee, relating to the Company’s 12% Senior Notes due 2006 (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission)
10.1	Employment Agreement, dated as of November 1, 1996, between the Company and Norman C. Harbert (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
10.2	Form of Amended and Restated Wage Continuation Agreement between the Company and Norman C. Harbert (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))
10.3	Employment Agreement, dated as of November 1, 1996, between the Company and Ronald E. Weinberg (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
10.4	Amendment No. 1 to the Employment Agreement, dated as of October 24, 2000, between the Company and Norman C. Harbert (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 as filed with the Securities and Exchange Commission)
10.5	Amendment No. 1 to the Employment Agreement, dated as of October 24, 2000, between the Company and Ronald E. Weinberg (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 as filed with the Securities and Exchange Commission)
10.6	Amended and Restated Employment Agreement, dated as of December 31, 2001, by and among the Company, Friction Products Co. and Ronald E. Weinberg (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001 as filed with the Securities and Exchange Commission)

10.7	Amended and Restated Employment Agreement, dated as of December 31, 2001, by and among the Company, Friction Products Co. and Norman C. Harbert (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001 as filed with the Securities and Exchange Commission)
10.8	Amended and Restated Wage Continuation Agreement, dated as of December 31, 2001, by and among the Company, Friction Products Co. and Norman C. Harbert (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001 as filed with the Securities and Exchange Commission)
10.9	Consultant Agreement, dated as of December 31, 2001, by and among the Company, Friction Products Co. and Norman C. Harbert (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001 as filed with the Securities and Exchange Commission)
10.10	Form of the Promissory Notes, each dated June 30, 1995, issued by of Norman C. Harbert and Ronald E. Weinberg to the Company (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
10.11	Letter agreement, dated October 1, 1996, amending the Promissory Notes, dated June 30, 1995, issued by each of Norman C. Harbert and Ronald E. Weinberg to the Company (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
10.12	Credit Agreement, dated as of May 1, 1998, among the Company and KeyBank National Association, as Swing Line Lender, Administrative Agent and as Syndication Agent (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 as filed with the Securities and Exchange Commission)
10.13	Subsidiary Guaranty, dated as of May 1, 1998, among the subsidiaries of the Company, as guarantors, and KeyBank National Association, as Administrative Agent (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 as filed with the Securities and Exchange Commission)
10.14	Amendment No. 1, dated as of November 22, 2000 to Credit Agreement among the Company and KeyBank National Association, as Lender, the Swing Line Lender, a Letter of Credit Issuer and as the Syndication Agent and the Administrative Agent (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2000 as filed with the Securities and Exchange Commission)
10.15	Hawk Corporation 1997 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))
10.16	Hawk Corporation 2000 Long Term Incentive Plan (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2000 as filed with the Securities and Exchange Commission)
10.17	Hawk Corporation Annual Incentive Compensation Plan (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2000 as filed with the Securities and Exchange Commission)
10.18	Amendment No. 2 to Credit Agreement, dated as of July 31, 2001, by and among the Company, the Lenders identified therein and KeyBank National Association, a national banking association, as the Administrative Agent under the Credit Agreement (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.19	Form of Security Agreement, dated as of August 10, 2001, by and between KeyBank National Association, the Company and each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)

10.20	Form of Pledge Agreement, dated as of August 10, 2001, by and between KeyBank National Association, the Company and each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.21	Form of Intellectual Property Security Agreement, dated as of August 10, 2001, by and between the Company and each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp. (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.22	Form of Guaranty Agreement of Payment of Obligations, dated as of August 10, 2001, by and between KeyBank National Association and each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp. (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.23	Form of Open Ended Ohio Mortgage, executed as of August 10, 2001, in favor of KeyBank National Association by each of the following subsidiaries of the Company: Friction Products Co., Logan Metal Stampings, Inc. and S.K. Wellman Corp. (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.24	Form of Open Ended Pennsylvania Mortgage, executed as of August 10, 2001, in favor of KeyBank National Association by each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc. and Clearfield Powdered Metals, Inc. (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.25	Form of Mortgage, Assignment of Leases and Rents and Fixture Filing, executed as of August 10, 2001, in favor of KeyBank National Association by each of the following subsidiaries of the Company: Hawk Motors, Inc. and Helsel, Inc. (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.26	Common Stock Selling Plan of Thomas A. Gilbride pursuant Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, effective as of June 6, 2001 (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.27	Amendment No. 3 to Credit Agreement, dated as of November 9, 2001, by and among the Company, the Lenders identified therein and KeyBank National Association, a national banking association, as the Administrative Agent under the Credit Agreement (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2001 as filed with the Securities and Exchange Commission)
10.28	Form of Pledge Agreement, dated as of November 9, 2001, by and between KeyBank National Association, the Company and each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2001 as filed with the Securities and Exchange Commission)

10.29		Amendment No. 4 to Credit Agreement, dated as of March 25, 2002, by and among the Company, the Lenders identified therein and KeyBank National Association, a national banking association, as the Administrative Agent under the Credit Agreement (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001 as filed with the Securities and Exchange Commission)
10.30		Credit Agreement, dated as of October 18, 2002, among the Company, and certain of its domestic subsidiaries from time to time party thereto, as Borrowers and Guarantors, the Lending Institutions party thereto, as Lenders, J.P. Morgan Business Credit Corp., as Advisor, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, Issuing Bank and Arranger, PNC Bank, National Association as a Documentation Agent and Fleet Capital Corp. as a Documentation Agent (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission)
10.31		Security and Pledge Agreement, dated as of October 18, 2002, among the Company, and its certain Subsidiaries as Grantors, the other Grantors from time to time party thereto, and JPMorgan Chase Bank, as Administrative and Collateral Agent (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission)
10.32		Form of Ohio Open Ended Mortgage, Assignment of Leases and Rents and Fixture Filing, each dated as of October 18, 2002, issued by each of Friction Products Co., Logan Metal Stampings, Inc. and S.K. Wellman Corp. and in Favor of JPMorgan Chase Bank (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission)
10.33		Form of Pennsylvania Open Ended Mortgage Securing Future and/or Revolving Advances up to a Maximum Principal Amount of Fifty Three Million Dollars ($53,000,000) plus accrued interest and other Indebtedness as described in 42 PA. C.S.A.ss.8143, dated as of October 18, 2002, issued by Allegheny Clearfield, Inc. in favor of JPMorgan Chase Bank (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission)
10.34		Form of Illinois Mortgage, Assignment of Leases and Rents and Fixture Filing, dated as of October 18, 2002, issued by Hawk Motors, Inc. in favor of JPMorgan Chase Bank (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission)
10.35		Form of Indiana Mortgage, Assignment of Leases and Rents and Fixture Filing, dated as of October 18, 2002, issued by Helsel, Inc. in favor of JPMorgan Chase Bank (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission)
10	.36*	Amendment No. 1 to the Credit Agreement, dated as of February 27, 2004, by and among the Company and certain of its domestic subsidiaries from time to time party thereto, as Borrowers and Guarantors, the Lending Institutions party thereto, as Lenders, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent and Issuing Bank
10	.37*	Settlement Agreement, Release and Waiver, dated as of October 27, 2003, by and between the Company and Jeffrey H. Berlin
10	.38*	Transition Agreement, Release and Waiver, dated as of January 7, 2004, by and between the Company and Michael J. Corkran
10	.39*	Common Stock Selling Plan of the Harbert Foundation pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, effective January 9, 2004
10	.40*	Amendment No. 1 to Amended and Restated Employment Agreement, dated as of March 3, 2004, by and among the Company, Friction Products Co. and Ronald E. Weinberg
10	.41*	First Amendment to Amended and Restated Employment Agreement, dated as of December 31, 2003, by and among the Company, Friction Products Co. and Norman C. Harbert
14*		Code of Business Conduct and Ethics
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of Ernst & Young LLP
31	.1*	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or Furnished herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWK CORPORATION

BY:	/s/ JOSEPH J. LEVANDUSKI

Joseph J. Levanduski
Chief Financial Officer

Date: March 26, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ RONALD E. WEINBERG Ronald E. Weinberg	Chairman of the Board, Chief Executive Officer, President and Director (principal executive officer)	March 26, 2004

/s/ NORMAN C. HARBERT Norman C. Harbert	Senior Chairman of the Board, Founder and Director	March 26, 2004

/s/ JOSEPH J. LEVANDUSKI Joseph J. Levanduski	Chief Financial Officer (principal financial accounting officer)	March 26, 2004

/s/ BYRON S. KRANTZ Byron S. Krantz	Secretary and Director	March 26, 2004

/s/ PAUL R. BISHOP Paul R. Bishop	Director	March 26, 2004

/s/ JACK F. KEMP Jack F. Kemp	Director	March 26, 2004

/s/ DAN T. MOORE, III Dan T. Moore, III	Director	March 26, 2004

/s/ ANDREW T. BERLIN Andrew T. Berlin	Director	March 26, 2004