Form 10-K/A
period 2003-12-31
HAWK CORP
filed 2004-05-14
CIK 849240

EXPLANATION OF AMENDMENT
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Audited Consolidated Financial Statements
REPORT OF INDEPENDENT AUDITORS
Part IV
SIGNATURES
EXHIBIT 23.1 CONSENT OF ERNST & YOUNG
EXHIBIT 31.1 302 CERT OF CEO
EXHIBIT 31.2 302 CERT OF CFO
EXHIBIT 32.1 906 CERT OF CEO
EXHIBIT 32.2 906 CERT OF CFO

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

      As used in this Form 10-K/A, the terms “Company,” “Hawk,” “Registrant,” “we,” “us” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2003.

EXPLANATION OF AMENDMENT

Hawk Corporation is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2003 that was filed with the Securities and Exchange Commission on March 26, 2004 for the purpose of correcting immaterial typographical errors which were inadvertently included in the Form 10-K. The typographical errors are summarized below and were included in Hawk’s Consolidated Financial Statements in Item 8 of the Form 10-K.

The corrections made in this Amendment effect only certain line items in segment and supplemental guarantor information in Hawk’s Consolidated Financial Statements and have no effect on the consolidated statement of operations, balance sheets, statements of shareholders’ equity or cash flows, as previously reported. Without limitation, the corrections have no effect on Hawk’s net loss, loss per share, total assets, total liabilities or total equity as previously reported.

Summary of Corrections

1.	Item 8. Note 14 – Business Segments on page 59 in Notes to the Consolidated Financial Statements:

“Net sales to external customers – precision components” was corrected to “$68,123” from “$68,213.”

2.	Item 8. Note 15 – Supplemental Guarantor Information on page 63 in Notes to the Consolidated Financial Statements:

The amount of “$793” in “Assets – other current assets” was correctly moved to “Combined Non-Guarantor Subsidiaries” from “Eliminations.”

The amount of “($794)” in “Assets – Investment in subsidiaries” was correctly moved to “Eliminations” from “Combined Guarantor Subsidiaries.”

“Assets – Property, plaint and equipment, net” was corrected to “$54,695” from “4,695.”

In connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended, we are including with this Amendment certain currently dated certifications and the update of the independent auditors’ consent. Except as described above, no other amendments are being made to the Form 10-K. This Amendment does not reflect events occurring after the March 26, 2004 filing of the Form 10-K, or modify or update the disclosure contained in the Form 10-K in any way other than as required to reflect the corrections discussed above and reflected below.

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

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

      Information by segment is as follows:

	Year ended December 31(1)(4)

	2003	2002	2001

Net sales to external customers:
Friction products(1)	$121,569	$106,134	$104,127
Precision components(4)	68,123	67,151	59,794
Performance racing(1)	12,859	12,627	12,967

Consolidated	$202,551	$185,912	$176,888

Depreciation and amortization:(2)(3)
Friction products(1)	$7,135	$7,277	$8,772
Precision components(4)	3,511	3,537	4,939
Performance racing(1)	227	200	742

Consolidated	$10,873	$11,014	$14,453

Gross profit:
Friction products(1)	$29,510	$25,403	$24,899
Precision components(4)	14,458	15,082	11,995
Performance racing(1)	3,401	3,711	3,854

Consolidated	$47,369	$44,196	$40,748

Income from operations:(2)
Friction products(1)	$8,284	$7,794	$6,643
Precision components(4)	2,254	4,287	282
Performance racing(1)	380	874	253

Consolidated	$10,918	$12,955	$7,178

Capital expenditures: (including capital leases):
Friction products(1)	$5,151	$5,742	$5,000
Precision components(4)	5,889	3,486	3,304
Performance racing(1)	183	521	171

Consolidated	$11,223	$9,749	$8,475

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31

	2003	2002

Total assets:
Friction products(1)	$101,169	$95,668
Precision components(4)	77,026	75,743
Performance racing(1)	11,052	11,096

Continuing operations	189,247	182,507
Discontinued operations	4,302	10,373

Consolidated	$193,549	$192,880

(1)	An operating unit formerly associated with the Company’s performance racing segment was reclassified as of January 1, 2002 to the Company’s friction products segment as a result of changes in the internal operating responsibility of that unit. All prior periods have been reclassified to reflect this change.

(2)	In accordance with the non-amortization provisions of SFAS 142 (see Note 2), the Company discontinued the amortization of goodwill in 2002.

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

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$39	$129	$3,197		$3,365
Accounts receivable, net		20,718	11,554		32,272
Inventories		26,036	9,789	$(401)	35,424
Deferred income taxes	3,089		462		3,551
Taxes receivable	521				521
Other current assets	1,428	1,690	914		4,032
Current assets of discontinued operations		1,730	2,572		4,302

Total current assets	5,077	50,303	28,488	(401)	83,467
Investment in subsidiaries	794			(794)
Inter-company advances, net	157,379	14,062	(6,322)	(165,119)
Property, plant and equipment, net	628	52,962	9,546		63,136
Other assets:
Goodwill and other intangible assets	72	42,327			42,399
Other	1,143	3,713	701	(1,010)	4,547
Long-term assets of discontinued operations

Total other assets	1,215	46,040	701	(1,010)	46,946

Total assets	$165,093	$163,367	$32,413	$(167,324)	$193,549

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$14,100	$7,469		$21,569
Accrued compensation	$1,099	3,393	1,244		5,736
Accrued interest	4,153				4,153
Other accrued expenses	2,410	4,047	1,910	$(71)	8,296
Short-term debt			1,326		1,326
Bank Facility	24,059				24,059
Current portion of long-term debt		866	282		1,148
Current liabilities of discontinued operations		1,437	2,215		3,652

Total current liabilities	31,721	23,843	14,446	(71)	69,939
Long-term liabilities:
Long-term debt	66,184	1,040	1,219		68,443
Deferred income taxes	3,860	1	499		4,360
Other	(2,782)	9,594	2,290		9,102
Long-term liabilities of discontinued operations
Inter-company advances, net	847	155,978	8,438	$(165,263)

Total long-term liabilities	68,109	166,613	12,446	(165,263)	81,905
Shareholders’ equity	65,263	(27,089)	5,521	(1,990)	41,705

Total liabilities and shareholders’ equity	$165,093	$163,367	$32,413	$(167,324)	$193,549

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$116	$351	$1,235		$1,702
Accounts receivable, net		20,629	8,846		29,475
Inventories		24,513	8,412	$(244)	32,681
Deferred income taxes	577		168		745
Taxes receivable	3,333				3,333
Other current assets	2,427	689	793		3,909
Current assets of discontinued operations		2,254	1,711		3,965

Total current assets	6,453	48,436	21,165	(244)	75,810
Investment in subsidiaries	794			(794)
Inter-company advances, net	167,162	7,491	(9,725)	(164,928)
Property, plant and equipment, net	653	54,695	6,472		61,820
Other assets:
Goodwill and other intangible assets	72	43,124			43,196
Other	1,240	4,812	604	(1,010)	5,646
Long-term assets of discontinued operations		2,076	4,332		6,408

Total other assets	1,312	50,012	4,936	(1,010)	55,250

Total assets	$176,374	$160,634	$22,848	$(166,976)	$192,880

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$12,240	$3,864		$16,104
Accrued compensation	$4	3,018	1,046		4,068
Accrued interest	372				372
Other accrued expenses	986	2,943	820	$(94)	4,655
Short-term debt
Bank Facility	36,327				36,327
Current portion of long-term debt	583	2,250	270		3,103
Current liabilities of discontinued operations		1,360	766		2,126

Total current liabilities	38,272	21,811	6,766	(94)	66,755
Long-term liabilities:
Long-term debt	66,059	2,552	279		68,890
Deferred income taxes	7,813	(2,777)	209		5,245
Other	852	4,050	1,621		6,523
Long-term liabilities of discontinued operations		333	300		633
Inter-company advances, net	1,754	152,944	10,332	(165,030)

Total long-term liabilities	76,732	157,102	12,487	(165,030)	81,291
Shareholders’ equity	61,624	(18,279)	3,341	(1,852)	44,834

Total liabilities and shareholders’ equity	$176,374	$160,634	$22,848	$(166,976)	$192,880

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales		$169,770	$42,289	$(9,508)	$202,551
Cost of sales		129,655	34,833	(9,306)	155,182

Gross profit		40,115	7,456	(202)	47,369
Expenses:
Selling, technical and administrative expenses	$(229)	29,604	4,356		33,731
Pension curtailment and contractual termination benefit costs		1,920			1,920
Amortization of finite-lived intangible assets	9	791			800

Total expenses	(220)	32,315	4,356		36,451

Income from operations	220	7,800	3,100	(202)	10,918
Interest income (expense), net	3,556	(13,778)	(473)		(10,695)
(Loss) income from equity investee	(9,001)	(3,556)		12,557
Other income (expense), net	(278)	497	(36)		183

(Loss) income before income taxes and discontinued operations	(5,503)	(9,037)	2,591	12,355	406
Income tax provision (benefit)	(201)	(656)	1,794	(82)	855

(Loss) income before discontinued operations	(5,302)	(8,381)	797	12,437	(449)
Discontinued operations, net of tax		(620)	(4,353)		(4,973)

Net loss	$(5,302)	$(9,001)	$(3,556)	$12,437	$(5,422)

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales		$163,693	$27,415	$(5,196)	$185,912
Cost of sales		123,942	22,970	(5,196)	141,716

Gross profit		39,751	4,445		44,196
Expenses:
Selling, technical and administrative expenses	$(121)	26,942	3,653		30,474
Amortization of finite-lived intangible assets		767			767

Total expenses	(121)	27,709	3,653		31,241

Income from operations	121	12,042	792		12,955
Interest income (expense), net	3,495	(13,157)	(588)		(10,250)
(Loss) income from equity investee	(20,656)	(2,170)		22,826
Other income (expense), net	(2,239)	(221)	(109)		(2,569)

(Loss) income before income taxes, discontinued operations and cumulative effect of change in accounting principle	(19,279)	(3,506)	95	22,826	136
Income tax (provision) benefit	(1,113)	(48)	492		(669)

(Loss) income before discontinued operations	(18,166)	(3,458)	(397)	22,826	805
Discontinued operations, net of tax		(77)	(1,773)		(1,850)
Cumulative effect of change in accounting principle, net of tax	(79)	(17,121)			(17,200)

Net loss	$(18,245)	$(20,656)	$(2,170)	$22,826	$(18,245)

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31, 2001

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales		$158,517	$22,073	$(3,702)	$176,888
Cost of sales		120,243	19,599	(3,702)	136,140

Gross profit		38,274	2,474		40,748
Expenses:
Selling, technical and administrative expenses	$(545)	25,720	3,607		28,782
Restructuring costs		1,055			1,055
Amortization of finite-lived intangible assets	9	3,724			3,733

Total expenses	(536)	30,499	3,607		33,570

Income (loss) from operations	536	7,775	(1,133)		7,178
Interest income (expense), net	3,686	(13,011)	(527)		(9,852)
Loss from equity investees	(7,520)	(4,125)		11,645
Other (expense) income	(579)	152	(53)		(480)

Loss before income taxes and discontinued operations	(3,877)	(9,209)	(1,713)	11,645	(3,154)
Income tax provision (benefit)	459	(1,176)	(220)		(937)

Loss before discontinued operations	(4,336)	(8,033)	(1,493)	11,645	(2,217)
Discontinued operations, net of tax		513	(2,632)		(2,119)

Net loss	$(4,336)	$(7,520)	$(4,125)	$11,645	$(4,336)

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities of continuing operations	$13,890	$8,982	$789		$23,661
Net cash provided by operating activities of discontinued operations		912	1,387		2,299
Cash flows from investing activities:
Proceeds from sale of assets		568			568
Purchases of property, plant and equipment		(7,818)	(2,859)		(10,677)

Net cash used in investing activities of continuing operations		(7,250)	(2,859)		(10,109)
Net cash used in investing activities of discontinued operations		(116)	(192)		(308)
Cash flows from financing activities:
Proceeds from short-term debt			1,326		1,326
Proceeds from long-term debt		25	602		627
Payments on long-term debt		(2,775)	(185)		(2,960)
Payment on Old Senior Notes	(583)				(583)
Proceeds from Bank Facility	68,173				68,173
Payments on Bank Facility	(80,441)				(80,441)
Proceeds from exercise of stock options	59				59
Payments of preferred stock dividends	(150)				(150)

Net cash (used in) provided by financing activities of continuing operations	(12,942)	(2,750)	1,743		(13,949)
Effect of exchange rate changes on cash			69		69

Net cash provided by (used in) continuing operations	948	(1,018)	(258)		(328)
Net cash provided by discontinued operations		796	1,195		1,991

Net increase (decrease) in cash and cash equivalents	948	(222)	937		1,663
Cash and cash equivalents, at beginning of period	370	351	981		1,702

Cash and cash equivalents, at end of period	$1,318	$129	$1,918		$3,365

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities of continuing operations	$(14,567)	$4,105	$2,811		$(7,651)
Net cash provided by (used in) operating activities of discontinued operations		6,276	(1,415)		4,861
Cash flows from investing activities:
Purchases of property, plant and equipment		(8,491)	(1,238)		(9,729)

Net cash used in investing activities of continuing operations		(8,491)	(1,238)		(9,729)
Net cash used in investing activities of discontinued operations		(209)	(866)		(1,075)
Cash flows from financing activities:
Proceeds from long-term debt	53,160	75	135		53,370
Payments on long-term debt	(45,825)	(1,588)	(202)		(47,615)
Pay off of Term Loan and Revolving Credit Facility	(29,784)				(29,784)
Proceeds from Bank Facility	52,165				52,165
Payments on Bank Facility	(15,838)				(15,838)
Payments of preferred stock dividends	(150)				(150)

Net cash provided by (used in) financing activities of continuing operations	13,728	(1,513)	(67)		12,148
Effect of exchange rate changes on cash			64		64

Net cash (used in) provided by continuing operations	(839)	(5,899)	1,570		(5,168)
Net cash provided by discontinued operations		6,067	(2,281)		3,786

Net (decrease) increase in cash and cash equivalents	(839)	168	(711)		(1,382)
Cash and cash equivalents, at beginning of period	1,209	183	1,692		3,084

Cash and cash equivalents, at end of period	$370	$351	$981		$1,702

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31, 2001

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities of continuing operations	$8,639	$9,463	$(1,251)		$16,851
Net cash used in operating activities of discontinued operations		(2,079)	(318)		(2,397)
Cash flows from investing activities:
Purchases of property, plant and equipment		(6,957)	(1,096)		(8,053)

Net cash used in investing activities of continuing operations		(6,957)	(1,096)		(8,053)
Net cash used in investing activities of discontinued operations		(226)	(817)		(1,043)
Cash flows from financing activities:
Proceeds from long-term debt	35,820	1,126	3,511		40,457
Payments on long-term debt	(44,015)	(2,168)	(337)		(46,520)
Payment of preferred stock dividends	(150)				(150)

Net cash (used in) provided by financing activities of continuing operations	(8,345)	(1,042)	3,174		(6,213)
Effect of exchange rate changes on cash			(71)		(71)

Net cash provided by continuing operations	294	1,464	756		2,514
Net cash used in discontinued operations		(2,305)	(1,135)		(3,440)

Net increase (decrease) in cash and cash equivalents	294	(841)	(379)		(926)
Cash and cash equivalents, at beginning of period	915	1,024	2,071		4,010

Cash and cash equivalents, at end of period	$1,209	$183	$1,692		$3,084

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

16.	Summary of Quarterly Results of Operations (Unaudited)

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003	2002	2002	2002	2002

Net sales(1)	$54,661	$52,193	$48,161	$47,536	$47,510	$48,203	$46,009	$44,190
Gross profit(1)	12,986	13,202	11,233	9,948	10,730	11,905	10,291	11,270
(Loss) income before discontinued operations and cumulative effect of change in accounting principle(1)	396	1,206	131	(2,182)	(262)	740	207	120
Discontinued operations, net of tax	(277)	(737)	(48)	(3,911)	(338)	(501)	(484)	(527)
Cumulative effect of change in accounting principle, net of tax					(17,200)
Net income (loss)(1)	$119	$469	$83	$(6,093)	$(17,800)	$239	$(277)	$(407)

Basic (loss) earnings per share:(1)
(Loss) earnings per share before discontinued operations and cumulative effect of change in accounting principle	$.04	$.14	$.01	$(.26)	$(.03)	$.08	$.02	$.01
Discontinued operations, net of tax	(.03)	(.09)	.00	(.45)	(.04)	(.06)	(.06)	(.06)
Cumulative effect of change in accounting principle, net of tax					(2.01)

Net (loss) earnings per basic share	$.01	$.05	$.01	$(.71)	$(2.08)	$.02	$(.04)	$(.05)

Diluted (loss) earnings per share:(1)
(Loss) earnings per share before discontinued operations and cumulative effect of change in accounting principle	$.04	$.14	$.01	$(.26)	$(.03)	$.08	$.02	$.01
Discontinued operations, net of tax	(.03)	(.09)	.00	(.45)	(.04)	(.06)	(.06)	(.06)
Cumulative effect of change in accounting principle, net of tax					(2.01)

Net (loss) earnings per diluted share	$.01	$.05	$.01	$(.71)	$(2.08)	$.02	$(.04)	$(.05)

(1)	Results of operations of the Company have been restated to reclassify the net earnings of the motors segment as discontinued operations for all periods presented. See Note 3.

Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

      The following consolidated financial statements of Hawk are included in Item 8:

(i)	Consolidated Balance Sheets at December 31, 2003 and 2002

(ii)	Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

(iii)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

(v)	Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001

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

      A report dated February 17, 2004, reporting our financial results for the 4th quarter of 2003 and for the full year of 2003.

(c) Exhibits:

3.1	Form of the Company’s Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))
3.2	The Company’s Amended and Restated By-laws (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (Reg. No. 001-13797))
4.1	Form of Rights Agreement between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))
4.2	Form of 10 1/4% Senior Note due 2003 (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission(Reg. No. 333-18433))
4.3	Form of Series B 10 1/4% Senior Note due 2003 (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission(Reg. No. 333-18433))
4.4	Stockholders’ Voting Agreement, effective as of November 27, 1996, by and among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz and the Krantz Family Limited Partnership (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
4.5	Letter agreement, dated January 5, 1998, amending the Stockholders’ Voting Agreement, effective as of November 27, 1996, by and among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz and the Krantz Family Limited Partnership (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))
4.6	Supplemental Indenture among the Company, certain of its domestic subsidiaries from time to time a party thereto, as Guarantors, and HSBC Bank USA, as successor trustee to Bank One Trust Company, N.A., relating to the Company’s Series A 10.25% Senior Notes due December 1, 2003, and Series B 10.25% Senior Notes due December 1, 2002 (incorporated herein by reference to Amendment No. 1 to the Registration Statement on Form S-4 (Registration Number 333-90556), as filed with the Commission on August 1, 2002)
4.7	Indenture among the Company, certain of its domestic subsidiaries from time to time a party thereto, as Guarantors, and HSBC Bank USA, as trustee, relating to the Company’s 12% Senior Notes due 2006 (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission)
10.1	Employment Agreement, dated as of November 1, 1996, between the Company and Norman C. Harbert (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
10.2	Form of Amended and Restated Wage Continuation Agreement between the Company and Norman C. Harbert (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))
10.3	Employment Agreement, dated as of November 1, 1996, between the Company and Ronald E. Weinberg (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
10.4	Amendment No. 1 to the Employment Agreement, dated as of October 24, 2000, between the Company and Norman C. Harbert (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 as filed with the Securities and Exchange Commission)
10.5	Amendment No. 1 to the Employment Agreement, dated as of October 24, 2000, between the Company and Ronald E. Weinberg (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2001 as filed with the Securities and Exchange Commission)
10.6	Amended and Restated Employment Agreement, dated as of December 31, 2001, by and among the Company, Friction Products Co. and Ronald E. Weinberg (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001 as filed with the Securities and Exchange Commission)

10.7	Amended and Restated Employment Agreement, dated as of December 31, 2001, by and among the Company, Friction Products Co. and Norman C. Harbert (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001 as filed with the Securities and Exchange Commission)
10.8	Amended and Restated Wage Continuation Agreement, dated as of December 31, 2001, by and among the Company, Friction Products Co. and Norman C. Harbert (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001 as filed with the Securities and Exchange Commission)
10.9	Consultant Agreement, dated as of December 31, 2001, by and among the Company, Friction Products Co. and Norman C. Harbert (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001 as filed with the Securities and Exchange Commission)
10.10	Form of the Promissory Notes, each dated June 30, 1995, issued by of Norman C. Harbert and Ronald E. Weinberg to the Company (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
10.11	Letter agreement, dated October 1, 1996, amending the Promissory Notes, dated June 30, 1995, issued by each of Norman C. Harbert and Ronald E. Weinberg to the Company (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
10.12	Credit Agreement, dated as of May 1, 1998, among the Company and KeyBank National Association, as Swing Line Lender, Administrative Agent and as Syndication Agent (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 as filed with the Securities and Exchange Commission)
10.13	Subsidiary Guaranty, dated as of May 1, 1998, among the subsidiaries of the Company, as guarantors, and KeyBank National Association, as Administrative Agent (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 1998 as filed with the Securities and Exchange Commission)
10.14	Amendment No. 1, dated as of November 22, 2000 to Credit Agreement among the Company and KeyBank National Association, as Lender, the Swing Line Lender, a Letter of Credit Issuer and as the Syndication Agent and the Administrative Agent (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2000 as filed with the Securities and Exchange Commission)
10.15	Hawk Corporation 1997 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))
10.16	Hawk Corporation 2000 Long Term Incentive Plan (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2000 as filed with the Securities and Exchange Commission)
10.17	Hawk Corporation Annual Incentive Compensation Plan (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2000 as filed with the Securities and Exchange Commission)
10.18	Amendment No. 2 to Credit Agreement, dated as of July 31, 2001, by and among the Company, the Lenders identified therein and KeyBank National Association, a national banking association, as the Administrative Agent under the Credit Agreement (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.19	Form of Security Agreement, dated as of August 10, 2001, by and between KeyBank National Association, the Company and each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)

10.20	Form of Pledge Agreement, dated as of August 10, 2001, by and between KeyBank National Association, the Company and each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.21	Form of Intellectual Property Security Agreement, dated as of August 10, 2001, by and between the Company and each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp. (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.22	Form of Guaranty Agreement of Payment of Obligations, dated as of August 10, 2001, by and between KeyBank National Association and each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp. (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.23	Form of Open Ended Ohio Mortgage, executed as of August 10, 2001, in favor of KeyBank National Association by each of the following subsidiaries of the Company: Friction Products Co., Logan Metal Stampings, Inc. and S.K. Wellman Corp. (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.24	Form of Open Ended Pennsylvania Mortgage, executed as of August 10, 2001, in favor of KeyBank National Association by each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc. and Clearfield Powdered Metals, Inc. (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.25	Form of Mortgage, Assignment of Leases and Rents and Fixture Filing, executed as of August 10, 2001, in favor of KeyBank National Association by each of the following subsidiaries of the Company: Hawk Motors, Inc. and Helsel, Inc. (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.26	Common Stock Selling Plan of Thomas A. Gilbride pursuant Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, effective as of June 6, 2001 (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.27	Amendment No. 3 to Credit Agreement, dated as of November 9, 2001, by and among the Company, the Lenders identified therein and KeyBank National Association, a national banking association, as the Administrative Agent under the Credit Agreement (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2001 as filed with the Securities and Exchange Commission)
10.28	Form of Pledge Agreement, dated as of November 9, 2001, by and between KeyBank National Association, the Company and each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2001 as filed with the Securities and Exchange Commission)

10.29		Amendment No. 4 to Credit Agreement, dated as of March 25, 2002, by and among the Company, the Lenders identified therein and KeyBank National Association, a national banking association, as the Administrative Agent under the Credit Agreement (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001 as filed with the Securities and Exchange Commission)
10.30		Credit Agreement, dated as of October 18, 2002, among the Company, and certain of its domestic subsidiaries from time to time party thereto, as Borrowers and Guarantors, the Lending Institutions party thereto, as Lenders, J.P. Morgan Business Credit Corp., as Advisor, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, Issuing Bank and Arranger, PNC Bank, National Association as a Documentation Agent and Fleet Capital Corp. as a Documentation Agent (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission)
10.31		Security and Pledge Agreement, dated as of October 18, 2002, among the Company, and its certain Subsidiaries as Grantors, the other Grantors from time to time party thereto, and JPMorgan Chase Bank, as Administrative and Collateral Agent (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission)
10.32		Form of Ohio Open Ended Mortgage, Assignment of Leases and Rents and Fixture Filing, each dated as of October 18, 2002, issued by each of Friction Products Co., Logan Metal Stampings, Inc. and S.K. Wellman Corp. and in Favor of JPMorgan Chase Bank (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission)
10.33		Form of Pennsylvania Open Ended Mortgage Securing Future and/or Revolving Advances up to a Maximum Principal Amount of Fifty Three Million Dollars ($53,000,000) plus accrued interest and other Indebtedness as described in 42 PA. C.S.A.ss.8143, dated as of October 18, 2002, issued by Allegheny Clearfield, Inc. in favor of JPMorgan Chase Bank (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission)
10.34		Form of Illinois Mortgage, Assignment of Leases and Rents and Fixture Filing, dated as of October 18, 2002, issued by Hawk Motors, Inc. in favor of JPMorgan Chase Bank (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission)
10.35		Form of Indiana Mortgage, Assignment of Leases and Rents and Fixture Filing, dated as of October 18, 2002, issued by Helsel, Inc. in favor of JPMorgan Chase Bank (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission)
10.36		Amendment No. 1 to the Credit Agreement, dated as of February 27, 2004, by and among the Company and certain of its domestic subsidiaries from time to time party thereto, as Borrowers and Guarantors, the Lending Institutions party thereto, as Lenders, and JPMorgan Chase Bank, as Administrative Agent and Collateral Agent and issuing Bank (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission)
10.37		Settlement Agreement, Release and Waiver, dated as of October 27, 2003, by and between the Company and Jeffrey H. Berlin (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission)
10.38		Transition Agreement, Release and Waiver, dated as of January 7, 2004, by and between the Company and Michael J. Corkran (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission)
10.39		Common Stock Selling Plan of the Harbert Foundation pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, effective January 9, 2004 (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission)
10.40		Amendment No. 1 to Amended and Restated Employment Agreement, dated as of March 3, 2004, by and among the Company, Friction Products Co. and Ronald E. Weinberg (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission)
10.41		First Amendment to Amended and Restated Employment Agreement, dated as of December 31, 2003, by and among the Company, Friction Products Co. and Norman C. Harbert (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission)
14		Code of Business Conduct and Ethics (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission)
21.1		Subsidiaries of the Registrant (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission)
23	.1*	Consent of Ernst & Young LLP
31	.1*	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or Furnished herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWK CORPORATION

BY:	/s/ JOSEPH J. LEVANDUSKI

Joseph J. Levanduski
Chief Financial Officer

Date: May 14, 2004