Form 10-Q
period 2004-03-31
HAWK CORP
filed 2004-05-17
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number 001-13797

HAWK CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	34-1608156 (I.R.S. Employer Identification No.)

200 Public Square, Suite 1500, Cleveland, Ohio 44114
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 7, 2004, the Registrant had the following number of shares of common stock outstanding:

Class A Common Stock, $0.01 par value:	8,657,286
Class B Common Stock, $0.01 par value:	None (0)

As used in this Form 10-Q, the terms “Company,” “Hawk,” “Registrant,” “we,” “us,” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of March 31, 2004.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, except share data)

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$3,912	$3,365
Accounts receivable, less allowance of $490 in 2004 and $429 in 2003	38,865	32,272
Inventories:
Raw materials and work-in-process	23,232	21,277
Finished products	15,005	14,147

Total inventories	38,237	35,424
Deferred income taxes	3,540	3,551
Taxes receivable	521	521
Other current assets	4,474	4,032
Assets of discontinued operations	4,830	4,302

Total current assets	94,379	83,467
Property, plant and equipment:
Land and improvements	1,942	1,944
Buildings and improvements	20,086	19,937
Machinery and equipment	104,896	104,370
Furniture and fixtures	8,757	8,405
Construction in progress	7,054	5,622

	142,735	140,278
Less accumulated depreciation and amortization	79,275	77,142

Total property, plant and equipment	63,460	63,136
Other assets:
Goodwill	32,495	32,495
Other intangible assets	9,720	9,904
Shareholder notes	1,000	1,000
Other	3,016	3,547

Total other assets	46,231	46,946

Total assets	$204,070	$193,549

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS — (Unaudited) (Continued)
(In Thousands, except share data)

	March 31,	December 31,
	2004	2003
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$23,498	$21,569
Accrued compensation	6,078	5,736
Accrued interest	2,083	4,153
Other accrued expenses	9,313	8,296
Short-term debt	980	1,326
Bank Facility	31,576	24,059
Current portion of long-term debt	1,113	1,148
Liabilities of discontinued operations	4,223	3,652

Total current liabilities	78,864	69,939
Long-term liabilities:
Long-term debt	68,403	68,443
Deferred income taxes	4,349	4,360
Other	9,094	9,102

Total long-term liabilities	81,846	81,905
Shareholders’ equity:
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; and 8,651,180 and 8,588,720 outstanding in 2004 and 2003, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding
Additional paid-in capital	54,283	54,483
Retained (deficit) earnings	(2,622)	(4,344)
Accumulated other comprehensive loss	(4,336)	(4,083)
Treasury stock, at cost, 536,570 and 599,030 shares in 2004 and 2003, respectively	(4,058)	(4,444)

Total shareholders’ equity	43,360	41,705

Total liabilities and shareholders’ equity	$204,070	$193,549

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, except per share data)

	March 31,	March 31,
	2004	2003
Net sales	$60,295	$54,661
Cost of sales	44,571	41,675

Gross profit	15,724	12,986
Operating expenses:
Selling, technical and administrative expenses	9,828	9,068
Amortization of finite-lived intangible assets	184	197

Total operating expenses	10,012	9,265

Income from operations	5,712	3,721
Interest expense	(2,528)	(2,745)
Interest income	13	12
Other (expense), net	(322)	(265)

Income before income taxes and discontinued operations	2,875	723
Income tax provision	1,120	328

Income before discontinued operations	1,755	395
Discontinued operations, net of tax of $0 in 2004 and $150 in 2003	5	(276)

Net income	$1,760	$119

Earnings per share:
Basic earnings per share:
Earnings before discontinued operations	$.20	$.04
Discontinued operations	.00	(.03)

Net earnings per basic share	$.20	$.01

Diluted earnings per share:
Earnings before discontinued operations	$.20	$.04
Discontinued operations	.00	(.03)

Net earnings per diluted share	$.20	$.01

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	March 31,	March 31,
	2004	2003
Cash flows from operating activities
Net income	$1,760	$119
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(5)	276
Depreciation and amortization	2,911	2,913
Deferred income taxes		988
Loss on fixed assets		315
Changes in operating assets and liabilities:
Accounts receivable	(6,837)	(4,038)
Inventories	(2,922)	1,309
Other assets	(13)	839
Accounts payable	2,062	3,757
Accrued expenses	500	5,339
Other liabilities and other	(1,308)	684

Net cash (used in) provided by operating activities of continuing operations	(3,852)	12,501
Net cash provided by operating activities of discontinued operations	207	443
Cash flows from investing activities
Purchases of property, plant and equipment	(2,879)	(1,358)

Net cash used in investing activities of continuing operations	(2,879)	(1,358)
Net cash used in investing activities of discontinued operations	(159)	(606)
Cash flows from financing activities
Payments on short-term debt	(343)
Proceeds from long-term debt	83	248
Payments on long-term debt	(140)	(1,165)
Proceeds from Bank Facility	29,158	12,017
Payments on Bank Facility	(21,641)	(20,342)
Net proceeds from exercise of stock options	186
Payments of preferred stock dividends	(38)	(38)

Net cash provided by (used in) financing activities of continuing operations	7,265	(9,280)
Effect of exchange rate changes on cash	(35)	28

Net cash provided by continuing operations	499	1,891
Net cash provided by (used in) discontinued operations	48	(163)

Net increase in cash and cash equivalents	547	1,728
Cash and cash equivalents at beginning of year	3,365	1,702

Cash and cash equivalents at end of year	$3,912	$3,430

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2004
(In Thousands, except per share data)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (Company) for the year ended December 31, 2003.

The Company, through its business segments, designs, engineers, manufactures and markets specialized components used in a variety of industrial, commercial and aerospace applications.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain amounts have been reclassified in 2003 to conform to the 2004 presentation.

NOTE 2 — INTANGIBLE ASSETS

The components of finite-lived intangible assets are as follows:

	March 31, 2004			December 31, 2003
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Product certifications	$20,820	$11,164	$9,656	$20,820	$10,984	$9,836
Other intangible assets	2,719	2,655	64	2,719	2,651	68

	$23,539	$13,819	$9,720	$23,539	$13,635	$9,904

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

NOTE 3 — COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three months ended
	March 31,
	2004	2003
Net income	$1,760	$119
Foreign currency translation	(253)	636

Comprehensive income	$1,507	$755

NOTE 4 — INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes materials, labor and overhead and is determined by the first-in, first-out (FIFO) method.

NOTE 5 — EMPLOYEE STOCK OPTION PLAN

In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans. Under the provisions of APB 25, because the exercise price of the stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the period ended March 31, 2004 and 2003:

	Three months ended
	March 31,
	2004	2003
Net income as reported	$1,760	$119
Employee stock-based compensation expense determined under fair value based methods, net of tax	46	133

Pro forma net earnings (loss)	$1,714	$(14)

Basic earnings (loss) per share:
As reported	$.20	$.01

Pro forma	$.19	$(.01)

Diluted earnings (loss) per share:
As reported	$.20	$.01

Pro forma	$.19	$(.01)

NOTE 6 — DISCONTINUED OPERATIONS

During the fourth quarter of 2003, the Company committed to a plan to sell its motor segment, which has operations in Monterrey, Mexico and Alton, Illinois. This segment, which manufactures die-cast aluminum rotors for fractional and subfractional horsepower electric motors, failed to achieve a certain level of profitability and, after completing an extensive analysis, the Company determined that a divestiture of this segment would allow the Company to concentrate on its major business segments. The Company has initiated an active marketing plan and anticipates selling the segment by the end of 2004.

Results of operations of the Company have been restated to reclassify the net earnings, assets, and liabilities of the motors segment as discontinued operations for all periods presented. Corporate expenses previously allocated to this segment have been reallocated to the remaining continuing operations, resulting in a restatement of operating profit by segment (see Note 10).

Operating results from discontinued operations are summarized as follows:

	Three months ended
	March 31,
	2004	2003
Net sales	$3,167	$3,929

Income (loss) from operations before income taxes	$5	$(426)
Income tax benefit		(150)

Income (loss) from operations, net of tax	$5	$(276)

The assets and liabilities of this segment, which have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, consist of the following at March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
Accounts receivable	$3,189	$2,801
Inventory	610	739
Other current assets	452	40
Property, plant and equipment	512	320
Other long-term assets	67	402

Total assets of discontinued operations	$4,830	$4,302

Accounts payable	$3,471	$2,870
Other accrued expenses	435	465
Current portion of long-term debt	317	317

Total liabilities of discontinued operations	$4,223	$3,652

NOTE 7 — RESTRUCTURING

In the fourth quarter of 2003, the Company committed to a restructuring program to achieve cost savings in its friction products segment by moving operations at its Brook Park, Ohio location to a new U.S. production facility. The Company has signed a lease agreeing to the terms on the construction of a new approximately 240,000 square foot facility. The Company anticipates future pre-tax charges of approximately $2,000 in 2004 and $3,000 to $3,500 in 2005 related to the relocation of the Brook Park, Ohio facility and employee severance expense. For the three months ended March 31, 2004, the Company has not incurred any charges related to the relocation of the facility.

NOTE 8 — EMPLOYEE BENEFITS

Hawk Corporation previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1,927 to its defined benefit pension plans in 2004. As of March 31, 2004, $308 of contributions have been made. Hawk presently anticipates contributing an additional $1,380 to fund its pension plans in 2004 for a total of $1,688. The decrease in anticipated pension contributions resulted from changes enacted by the Pension Funding Equity Act of 2004, which became effective on April 15, 2004 and which reduced the quarterly contribution requirements.

The components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits
	2004	2003
Service cost	$211	$210
Interest cost	338	332
Expected return on plan assets	(351)	(317)
Amortization of prior service cost	21	18
Amortization of net (gain) loss	81	91

Net periodic benefit cost	$300	$334

NOTE 9 — EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

	Three months ended
	March 31,
	2004	2003
Income before discontinued operations	$1,755	$395
Less: Preferred stock dividends	38	38

Income before discontinued operations available to common shareholders	$1,717	$357

Net income	$1,760	$119
Less: Preferred stock dividends	38	38

Net income available to common shareholders	$1,722	$81

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	8,669	8,562

Diluted:
Basic weighted average shares outstanding	8,669	8,562
Dilutive effect of convertible notes	25
Dilutive effect of stock options	117

Diluted weighted average shares outstanding	8,811	8,562

Earnings per share:
Basic earnings before discontinued operations	$.20	$.04
Discontinued operations	.00	(.03)

Net earnings per basic share	$.20	$.01

Diluted earnings before discontinued operations	$.20	$.04
Discontinued operations	.00	(.03)

Net earnings per diluted share	$.20	$.01

Stock options and the assumed conversion of debt was not included in the computation of diluted earnings per share for the three months ended March 31, 2003, since it would have resulted in an anti-dilutive effect.

NOTE 10 — BUSINESS SEGMENTS

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

Information by segment is as follows:

	Three months ended
	March 31,
	2004	2003
Net sales to external customers:
Friction products	$35,488	$31,299
Precision components (2)	20,598	19,366
Performance racing	4,209	3,996

Consolidated	$60,295	$54,661

Depreciation and amortization: (1)
Friction products	$1,789	$1,776
Precision components (2)	974	868
Performance racing	53	62

Consolidated	$2,816	$2,706

Gross profit:
Friction products	$9,587	$7,585
Precision components (2)	4,837	4,144
Performance racing	1,300	1,257

Consolidated	$15,724	$12,986

Income from operations:
Friction products	$3,874	$2,600
Precision components (2)	1,240	725
Performance racing	598	396

Consolidated	$5,712	$3,721

(1)	Depreciation and amortization outlined in this table does not include deferred financing amortization of $95 in 2004 and $207 and 2003, which is included in Interest expense on the Statement of Operations.

(2)	A line of business formerly associated with the Company’s motors segment, which was discontinued as of December 31, 2003, will be retained by the Company and has been reclassified to the Company’s precision components segment. Net sales from this line of business were $1,235, $1,341, and $1,522 for the years ended December 31, 2003, 2002, and 2001, respectively. All prior periods have been reclassified to reflect this change.

NOTE 11 — SUPPLEMENTAL GUARANTOR INFORMATION

Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Senior Notes. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.

The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of March 31, 2004 and December 31, 2003, consolidating condensed statements of operations for the three months ended March 31, 2004 and 2003 and consolidating condensed statements of cash flows for the three months ended March 31, 2004 and 2003.

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

Supplemental Consolidating Condensed
Balance Sheet (Unaudited)

	March 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$414	$20	$3,478		$3,912
Accounts receivable, net		26,798	12,067		38,865
Inventories, net		29,452	9,252	$(467)	38,237
Deferred income taxes	3,089	(1)	452		3,540
Taxes receivable	521				521
Other current assets	1,318	2,128	1,028		4,474
Assets of discontinued operations		1,438	3,392		4,830

Total current assets	5,342	59,835	29,669	(467)	94,379
Investment in subsidiaries	794			(794)
Inter-company advances, net	163,676	15,375	(7,117)	(171,934)
Property, plant and equipment, net	578	53,512	9,370		63,460
Other assets:
Goodwill and other intangible assets	72	42,143			42,215
Other	1,129	3,204	693	(1,010)	4,016

Total other assets	1,201	45,347	693	(1,010)	46,231

Total assets	$171,591	$174,069	$32,615	$(174,205)	$204,070

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$17,017	$6,481		$23,498
Accrued compensation	$1,340	3,471	1,267		6,078
Accrued interest	2,083				2,083
Other accrued expenses	2,454	4,110	2,831	$(82)	9,313
Short-term debt			980		980
Bank Facility	31,576				31,576
Current portion of long-term debt		838	275		1,113
Liabilities of discontinued operations		1,202	3,021		4,223

Total current liabilities	37,453	26,638	14,855	(82)	78,864
Long-term liabilities:
Long-term debt	66,267	954	1,182		68,403
Deferred income taxes	3,860	1	488		4,349
Other	(2,782)	9,606	2,270		9,094
Inter-company advances, net	1,267	163,598	7,268	$(172,133)

Total long-term liabilities	68,612	174,159	11,208	(172,133)	81,846
Shareholders’ equity	65,526	(26,728)	6,552	(1,990)	43,360

Total liabilities and shareholders’ equity	$171,591	$174,069	$32,615	$(174,205)	$204,070

Supplemental Consolidating Condensed
Balance Sheet (Unaudited)

	December 31, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$39	$129	$3,197		$3,365
Accounts receivable, net		20,718	11,554		32,272
Inventories, net		26,036	9,789	$(401)	35,424
Deferred income taxes	3,089		462		3,551
Taxes receivable	521				521
Other current assets	1,428	1,690	914		4,032
Assets of discontinued operations		1,730	2,572		4,302

Total current assets	5,077	50,303	28,488	(401)	83,467
Investment in subsidiaries	794			(794)
Inter-company advances, net	157,379	14,062	(6,322)	(165,119)
Property, plant and equipment, net	628	52,962	9,546		63,136
Other assets:
Goodwill and other intangible assets	72	42,327			42,399
Other	1,143	3,713	701	(1,010)	4,547

Total other assets	1,215	46,040	701	(1,010)	46,946

Total assets	$165,093	$163,367	$32,413	$(167,324)	$193,549

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$14,100	$7,469		$21,569
Accrued compensation	$1,099	3,393	1,244		5,736
Accrued interest	4,153				4,153
Other accrued expenses	2,410	4,047	1,910	$(71)	8,296
Short-term debt			1,326		1,326
Bank Facility	24,059				24,059
Current portion of long-term debt		866	282		1,148
Liabilities of discontinued operations		1,437	2,215		3,652

Total current liabilities	31,721	23,843	14,446	(71)	69,939
Long-term liabilities:
Long-term debt	66,184	1,040	1,219		68,443
Deferred income taxes	3,860	1	499		4,360
Other	(2,782)	9,594	2,290		9,102
Inter-company advances, net	847	155,978	8,438	(165,263)

Total long-term liabilities	68,109	166,613	12,446	(165,263)	81,905
Shareholders’ equity	65,263	(27,089)	5,521	(1,990)	41,705

Total liabilities and shareholders’ equity	$165,093	$163,367	$32,413	$(167,324)	$193,549

Supplemental Consolidating Condensed
Statement of Operations (Unaudited)

	Three months ended March 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales		$48,888	$14,539	$(3,132)	$60,295
Cost of sales		36,602	11,101	(3,132)	44,571

Gross profit		12,286	3,438		15,724
Operating expenses:
Selling, technical and administrative expenses	$547	8,060	1,221		9,828
Amortization of finite-lived intangible assets		184			184

Total operating expenses	547	8,244	1,221		10,012

(Loss) income from operations	(547)	4,042	2,217		5,712
Interest income (expense), net	908	(3,399)	(24)		(2,515)
Income from equity investee	1,646	1,253		(2,899)
Other income (expense), net	(311)	(60)	49		(322)

Income before income taxes and discontinued operations	1,696	1,836	2,242	(2,899)	2,875
Income tax (benefit) provision	(64)	173	1,011		1,120

Income before discontinued operations	1,760	1,663	1,231	(2,899)	1,755
Discontinued operations, net of tax		(17)	22		5

Net income	$1,760	$1,646	$1,253	$(2,899)	$1,760

Supplemental Consolidating Condensed
Statement of Operations (Unaudited)

	Three months ended March 31, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales		$47,213	$9,275	$(1,827)	$54,661
Cost of sales		35,821	7,681	(1,827)	41,675

Gross profit		11,392	1,594		12,986
Operating expenses:
Selling, technical and administrative expenses	$85	8,018	965		9,068
Amortization of finite-lived intangible assets	2	195			197

Total operating expenses	87	8,213	965		9,265

Income from operations	(87)	3,179	629		3,721
Interest income (expense), net	910	(3,503)	(140)		(2,733)
Loss from equity investee	(608)	(133)		741
Other income (expense), net		(255)	(10)		(265)

(Loss) income before income taxes and discontinued operations	215	(712)	479	741	723
Income tax provision (benefit)	96	(121)	353		328

(Loss) income before discontinued operations	119	(591)	126	741	395
Discontinued operations, net of tax		(17)	(259)		(276)

Net income (loss)	$119	$(608)	$(133)	$741	$119

Supplemental Consolidating Condensed
Cash Flow Statement (Unaudited)

	Three months ended March 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(7,373)	$2,331	$1,190		$(3,852)
Net cash provided by operating activities of discontinued operations		100	107		207

Cash flows from investing activities:
Purchases of property, plant and equipment		(2,431)	(448)		(2,879)

Net cash used in investing activities of continuing operations		(2,431)	(448)		(2,879)
Net cash used in investing activities of discontinued operations		(33)	(126)		(159)

Cash flows from financing activities:
Payments on short-term debt			(343)		(343)
Proceeds from long-term debt	83				83
Payments on long-term debt		(76)	(64)		(140)
Proceeds from Bank Facility	29,158				29,158
Payments on Bank Facility	(21,641)				(21,641)
Net proceeds from exercise of stock options	186				186
Payments of preferred stock dividends	(38)				(38)

Net cash provided by (used in) financing activities of continuing operations	7,748	(76)	(407)		7,265
Effect of exchange rate changes on cash			(35)		(35)

Net cash provided by (used in) continuing operations	375	(176)	300		499
Net cash provided by (used in) discontinued operations		67	(19)		48

Net increase (decrease) in cash and cash equivalents	375	(109)	281		547
Cash and cash equivalents, at beginning of period	39	129	3,197		3,365

Cash and cash equivalents, at end of period	$414	$20	$3,478		$3,912

Supplemental Consolidating Condensed
Cash Flow Statement (Unaudited)

	Three months ended March 31, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities of continuing operations	$8,365	$2,322	$1,814		$12,501
Net cash provided by operating activities of discontinued operations		200	243		443

Cash flows from investing activities:
Purchases of property, plant and equipment		(1,135)	(223)		(1,358)

Net cash used in investing activities of continuing operations		(1,135)	(223)		(1,358)
Net cash used in investing activities of discontinued operations		(567)	(39)		(606)

Cash flows from financing activities:
Proceeds from long-term debt	124	33	91		248
Payments on long-term debt		(1,126)	(39)		(1,165)
Proceeds from Bank Facility	12,017				12,017
Payments on Bank Facility	(20,342)				(20,342)
Payments of preferred stock dividends	(38)				(38)

Net cash (used in) provided by financing activities of continuing operations	(8,239)	(1,093)	52		(9,280)
Effect of exchange rate changes on cash			28		28

Net cash provided by continuing operations	126	94	1,671		1,891
Net cash (used in) provided by discontinued operations		(367)	204		(163)

Net increase (decrease) in cash and cash equivalents	126	(273)	1,875		1,728
Cash and cash equivalents, at beginning of period	116	351	1,235		1,702

Cash and cash equivalents, at end of period	$242	$78	$3,110		$3,430

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report, as well as, the more detailed Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our 2003 Annual Report on Form 10-K.

GENERAL

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

We believe that, based on net sales, we are one of the top worldwide manufacturers of friction products used in industrial, agricultural, powersports and aerospace applications. Our friction products segment manufactures parts and components made from proprietary formulations of composite materials, primarily consisting of metal powders and synthetic and natural fibers. Friction products are used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. The principal markets served by our friction products segment include construction vehicles, agricultural vehicles, trucks, motorcycles, race cars, all-terrain vehicles (ATVs) and commercial and general aircraft. We believe we are:

•	a leading domestic and international supplier of friction products for construction equipment, agricultural equipment and trucks,

•	a leading domestic supplier of friction products in powersports and specialty markets, such as motorcycles, race cars, ATV’s and snowmobiles,

•	the leading North American independent supplier of friction materials for braking systems for new and existing series of many commercial aircraft models, including the Boeing 737 and 757 and the MD-80, and several regional jets used by commuter airlines, including the Canadair regional jet series, and

•	the largest supplier of friction materials for the growing general aviation market, including numerous new and existing series of Gulfstream, Cessna, Lear and Beech aircraft.

•	Precision Components

We are a leading supplier of powder metal precision components for industrial equipment, lawn and garden equipment, appliances, hand tools and trucks. We use composite metal alloys in powder form to manufacture high quality custom-engineered metal components. Our precision components segment serves four specific areas of the powder metal marketplace:

•	tight tolerance fluid power components such as pump elements and gears,

•	large powder metal components used primarily in construction equipment, agricultural equipment and trucks,

•	high volume parts for the lawn and garden, appliance and other markets, and

•	metal injection molded parts for a variety of markets, including small hand tools, medical and telecommunications.

•	Performance Racing

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

The following chart shows our net sales by segment in the first quarter of 2004:

As of March 31, 2004, Hawk had approximately 1,600 employees and 17 manufacturing, research, sales and administrative sites in five countries at its continuing operations.

Critical Accounting Policies

Some of our accounting policies require the application of judgment by us in the preparation of our financial statements. In applying these policies, we use our best judgment to determine the underlying assumptions that are used in calculating the estimates that affect the reported values on our financial statements. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Hawk reviews its financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. We base our estimates and assumptions on historical experience and other factors that we consider relevant. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material. However, historically our estimates have not been materially different from actual results. Our critical accounting policies include the following:

•	Revenue Recognition. Revenues are recognized when products are shipped and title has transferred to our customer.

•	Allowance for Doubtful Accounts. Our policy regarding the collectibility of accounts receivable is based on a number of factors. In circumstances where a specific customer is unable to pay its obligations, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount that we reasonably expect to collect. If circumstances change, estimates of the recoverability of the amounts due us could change.

•	Inventory Reserves. We establish reserves for slow moving and obsolete inventories based on our historical experience and product demand. We continuously evaluate the adequacy of our inventory reserves and make adjustments to the reserves as required.

•	Goodwill. Goodwill represents the excess of the cost of companies we acquired over the fair value of their net assets as of the date of acquisition. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), our policy is to evaluate the carrying value of our goodwill and indefinite-lived intangible assets at least annually, or more frequently if there is a significant adverse event or change in the environment in which one of our business unit operates. We would record an impairment loss in the period such determination is made. In assessing the recoverability of our goodwill, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future discounted cash flows are highly subjective judgments based on our experience and knowledge of operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If actual results are materially different than the assumptions used, impairment could result. We did not record any impairment charges in the three month periods ended March 31, 2004 and 2003.

•	Long-Lived Assets. We review long-lived assets (excluding goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future undiscounted cash flows are highly subjective judgments based on our experience and knowledge of our operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. There were no impairment charges recorded in the three month period ended March 31, 2004 and 2003.

•	Pension Benefits. We account for our defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87) which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant elements in determining our pension income (expense) in accordance with SFAS 87 is the expected return on plan assets and appropriate discount rates. Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense). Defined benefit pension expense was $0.3 million in the first three months of 2004 compared to $0.3 million in the comparable period of 2003.

•	Insurance. We use a combination of insurance and self-insurance for a number of risks including property, general liability, directors’ and officers’ liability, workers’ compensation, vehicle liability and employee-related health care benefits. Liabilities associated with the risks that are retained are estimated by considering various historical trends and forward-looking assumptions. These accruals could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

•	Contingencies. Our treatment of contingent liabilities in the financial statements is based on the expected outcome of the applicable contingency. In the ordinary course of business, we consult with legal counsel on matters related to litigation and other experts both within and outside of Hawk. We will accrue a liability if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable. We will not accrue a liability if either the likelihood of an adverse outcome is only reasonably possible or an estimate is not determinable.

•	Income Taxes. Our effective tax rate, taxes payable and other tax assets and liabilities reflect the current tax rates in the domestic and foreign tax jurisdictions in which we operate. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for reporting and income tax purposes.

•	Foreign Currency Translation and Transactions. The financial statements of subsidiaries outside of the United States (U.S.) located in non-highly inflationary economies are measured using the currency of the primary economic environment in which they operate as the functional currency, which for the most part represents the local currency. The effect of a gain or loss resulting from foreign currency transactions is included in other income (expense), net in our Consolidated Statement of Operations. When translating our financial statements into U.S. dollars, income and expense items are translated at average monthly rates of exchange and assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Other comprehensive income (loss), net includes a translation loss of $0.3 million for the three months ended March 31, 2004 and a translation gain of $0.6 million for the three months ended March 31, 2003.

FIRST THREE MONTHS OF 2004 COMPARED TO FIRST THREE MONTHS OF 2003

Net Sales. Our consolidated net sales from continuing operations for the first three months of 2004 were $60.3 million, an increase of $5.6 million or 10.2% from the same period in 2003. We experienced sales increases in all of our segments, primarily as a result of the continuing economic recovery in the industrial markets we serve, new product introductions and market share gains in our friction products segment during the period. Foreign currency exchange rates caused net sales from continuing operations for the three months ended March 31, 2004 to increase by 7.4% when compared to the same period of 2003.

	Three months	Three months
	ended March	ended March
	31, 2004	31, 2003	$ Change	% Change
		(dollars in millions)
Net Segment Sales:
Friction Products	$35.5	$31.3	$4.2	13.4%
Precision Components	20.6	19.4	1.2	6.2%
Performance Racing	4.2	4.0	0.2	5.0%

Consolidated	$60.3	$54.7	$5.6	10.2%

•	Friction Products. Net sales in the friction products segment, our largest segment, were $35.5 million in the first three months of 2004, an increase of $4.2 million, or 13.4%, compared to $31.3 million in the first three months of 2003. As a result of improving economic conditions in the industrial markets, new product introductions and market share gains, we experienced increases in our construction, agriculture, heavy truck and aftermarket. Sales to the aerospace market were down 3.9% during the first three months of 2004 when compared to the same period of 2003. This segment also experienced strong sales growth from our international operations in the first three months of 2004. Net sales, exclusive of any translation gains, at our Italian facility increased 17.5% in the first three months of 2004 compared to the first three months of 2003. Net sales at our Chinese facility were up 486% in the first three months of 2004 compared to the first three months of 2003. Foreign currency exchange rates caused the friction products segment’s sales for the first three months of 2004 to increase by 8.2%. Additionally, net sales in this segment decreased approximately $1.5 million when compared to the first three months of 2003, as a result of the sale of our automotive stamping product line in June 2003.

•	Precision Components. Net sales in our precision components segment were $20.6 million in the first three months of 2004, an increase of 6.2%, or $1.2 million, compared to $19.4 million in the first three months of 2003. The increase in net sales was primarily attributable to improving conditions in the general industrial segments of the domestic economy. We experienced sales increases in the fluid power, appliance, truck and power tool markets served by this segment. These increases were partially offset by slight declines in the lawn and garden market and the automotive market as a result of vehicle production declines during the period.

•	Performance Racing. Net sales in our performance racing segment were $4.2 million in the first three months of 2004, an increase of 5.0% compared to net sales of $4.0 million in the first three months of 2003. The increase in revenues was primarily attributable to new product introductions within our transmission business.

Gross Profit. Gross profit from continuing operations increased $2.7 million to $15.7 million during the first three months of 2004, a 20.8% increase compared to gross profit of $13.0 million in the first three months of 2003. The gross profit margin increased to 26.0% of net sales in 2004 from 23.8% of net sales in the comparable prior year period. The increase in our gross profit margin was primarily the result of increased sales volumes during the period resulting in higher absorption of fixed manufacturing costs partially offset by higher raw material prices for our purchases of steel and metal powders.

	Three months ended	Three months ended
	March 31, 2004	March 31, 2003	Change
Gross Profit Margin:
Friction Products	27.0%	24.3%	2.7%
Precision Components	23.3%	21.1%	2.2%
Performance Racing	31.0%	32.5%	(1.5%)
Consolidated	26.0%	23.8%	2.2%

•	Friction Products. Our friction products segment reported gross profit of $9.6 million or 27.0% of its net sales in the first quarter of 2004 compared to $7.6 million or 24.3% of its net sales in the comparable quarter of 2003. The increase in our gross profit margin was primarily the result of sales volume increases, product mix, our exit from the automotive stamping market and continued emphasis on cost reduction programs.

•	Precision Components. Gross profit in our precision components segment was $4.8 million or 23.3% of its net sales in the first quarter of 2004 compared to $4.1 million or 21.1% of its net sales in comparable period of 2003. The increase in this segment’s margins was primarily the result of sales volumes increases and product mix.

•	Performance Racing. Our performance racing segment reported gross profit of $1.3 million or 31.0% of net sales in the first quarter of 2004 compared to $1.3 million or 32.5% of net sales in the comparable period of 2003. The decline in the gross profit percentage was primarily the result of product mix.

Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses increased $0.7 million, or 7.7%, to $9.8 million in the first quarter of 2004 from $9.1 million in the comparable period of 2003. As a percentage of net sales, ST&A decreased to 16.3% of net sales in the first quarter of 2004 compared to 16.6% of net sales in the comparable period of 2003. The increase in ST&A expenses resulted primarily from increased costs associated with supporting the growth in our sales and research and development organizations. We spent $1.4 million, or 2.3% of our net sales on product research and development in the first quarter of 2004 compared to $1.2 million, or 2.2%, in the comparable period of 2003.

Income from Operations. Income from operations increased $2.0 million or 54.1% to $5.7 million in the first three months of 2004 from $3.7 million in the first three months of 2003. Income from operations as a percentage of net sales increased to 9.5% in the first three months of 2004 from 6.8% in the first three months of 2003. The increase was primarily the result of sales volume increases, product mix, improved absorption of fixed costs as a result of the volume increases in our friction products and precision component segments and continuing cost reduction initiatives.

As a result of the items discussed above, income from operations at each of our segments was as follows:

	Three months	Three months
	ended March 31,	ended March
	2004	31, 2003	$ Change	% Change
		(dollars in millions)
Income from Operations by Segment:
Friction Products	$3.9	$2.6	$1.3	50.0%
Precision Components	1.2	0.7	0.5	71.4%
Performance Racing	0.6	0.4	0.2	50.0%

Consolidated	$5.7	$3.7	$2.0	54.1%

Interest Expense. Interest expense decreased $0.2 million, or 7.4%, to $2.5 million in the first three months of 2004 from $2.7 million in 2003. The decrease is primarily attributable lower average borrowing on our Bank Facility as well as lower interest rates on our variable rate debt during the three month period ended March 31, 2004.

Income Taxes. We recorded a tax provision for continuing operations of $1.1 million in the first quarter of 2004 compared to $0.3 million in the comparable period of 2003. Our provision for income taxes is based on our estimated annual tax rates for the year applied to all of our sources of income.

Discontinued Operations, net of tax. In the fourth quarter of 2003, we committed to a plan to divest our motor segment operations. In accordance with generally accepted accounting principles (GAAP), we have accounted for the motor segment in our financial statements on the line item “Discontinued Operations, net of tax.” The following is a summary of the results of discontinued operations for the three months ended March 31, 2004 and 2003.

	Three months ended
	March 31, 2004	March 31, 2003
	(dollars in millions)
Net sales	$3.2	$3.9
Income (loss) from operations before income taxes	0.0	(0.4)
Income tax benefit	0.0	(0.1)

Income (loss) from discontinued operations, net of tax	$0.0	$(0.3)

Net Income. As a result of the factors noted above, we reported net income of $1.8 million in the first three months of 2004 compared to $0.1 million in the comparable prior year period, an increase of $1.7 million.

LIQUIDITY AND CAPITAL RESOURCES

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

Selected Measures of Liquidity and Capital Resources from Continuing Operations

	March 31, 2004	December 31, 2003
	(dollars in millions)
Cash and cash equivalents	$3.9	$3.4
Working capital (1)	$15.5	$13.5
Current ratio (2)	1.2	1.2
Debt as a % of capitalization (3)	70.2%	69.5%
Average number of days sales in accounts receivable	61.5 days	58.5 days
Average number of days sales in inventory	83.9 days	75.3 days

(1)	Working capital is defined as current assets less current liabilities. Beginning in 2002, as required by EITF 95-22, the Bank Facility is included in working capital. As of March 31, 2004 and December 31, 2003, there was $31.6 million and $24.1 million outstanding under the Bank Facility, respectively.

(2)	Current ratio is defined as current assets divided by current liabilities. Beginning in 2002, as required by EITF 95-22, the Bank Facility is included in working capital. As of March 31, 2004 and December 31, 2003, there was $31.6 million and $24.1 million outstanding under the Bank Facility, respectively.

(3)	Debt is defined as long-term debt, including current portion, short-term borrowings, and Bank Facility. Capitalization is defined as debt plus shareholders’ equity.

Indebtedness

The following table summarizes the components of our indebtedness as of March 31, 2004 and December 31, 2003:

	March 31,	December 31,
	2004	2003
	(in millions)
Short-term debt	$1.0	$1.3
Bank Facility	31.6	24.1
Senior Notes	66.3	66.2
Other	3.2	3.4

Total indebtedness	$102.1	$95.0

Our Bank Facility, which is available for general corporate purposes, has a maximum commitment of $53.0 million, including a letter of credit facility of up to $5.0 million, comprised of a $50.0 million revolving credit component and a $3.0 million capital expenditure loan component. The capital expenditure loan component may be used to finance 80% of the cost of new equipment. The Bank Facility matures August 3, 2006. As of March 31, 2004, a total of $31.6 million was outstanding under the Bank Facility and we had $3.4 million of undrawn letters of credit allocated under the Bank Facility. As of March 31, 2004, we had approximately $13.0 million available for future borrowings under the revolving credit component and $1.0 million available for future borrowings under the capital expenditure loan component of the Bank Facility.

We are in compliance with the financial covenants under our Bank Facility.

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

We have entered into various short-term, variable-rate, debt agreements of up to $3.7 million with local financial institutions at our facilities in Italy and China. Borrowings under short-term credit facilities at our facilities in Italy and China totaled $1.0 million as of March 31, 2004 compared to $1.3 million at December 31, 2003.

Our 12% Senior Notes due December 1, 2006 (Senior Notes) were issued on October 22, 2002. The Senior Notes are general unsecured senior obligations of Hawk and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Our Senior Notes accrue interest at a rate of 12% per annum. Interest payments are due December 31 and June 30. In addition, in the event that our leverage ratio exceeds 4.0 to 1.0 for the most recently ended four quarters beginning with the semi-annual period ended December 31, 2002, we are required to pay additional payment in kind (PIK) interest at a rate ranging from .25% to 2.00% until the next semi-annual test period. Any interest payment required under this test will be made by issuing additional new Senior Notes. On January 1, 2003 and January 1, 2004, we issued additional PIK interest in the amount of $0.1 million and $0.1 million, respectively, in the form of additional new Senior Notes for the test periods ended December 31, 2002 and December 31, 2003. The additional PIK notes are identical in all respects to the Senior Notes.

Hawk has the option to redeem the Senior Notes in whole or in part during the twelve months beginning December 1, 2003 at 102.50% of the aggregate principal amount thereof and beginning December 1, 2004 at 100% of the aggregate principal amount thereof together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the Senior Note indenture, each holder of the notes will have the right to require Hawk to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

The Senior Notes permit Hawk and its subsidiaries to incur additional indebtedness without limitation, provided that we continue to meet a cash flow coverage and a leverage ratio. As of March 31, 2004, we did not meet the leverage or cash flow ratios. The failure to meet these ratios does not constitute a default under the Senior Note indenture. Rather, the Senior Note indenture continues to permit certain other types of indebtedness subject to certain limitations. Our Bank Facility, which is secured by liens on all of our assets and the assets of our domestic subsidiaries, is permitted. We do not believe that our operations will be materially impacted by the limitation on indebtedness arising under the Senior Note indenture.

The Senior Notes prohibit the payment of cash dividends on Hawk’s Class A common stock. The Senior Notes also contain other covenants limiting Hawk’s and its subsidiaries ability to, among other things, make certain other restricted payments, make certain investments, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications. The Senior Notes consider non-compliance with the limitations events of default. In addition to non-payment of interest and principal amounts, the Senior Notes also consider default with respect to other indebtedness in excess of $5.0 million an event of default. In the event of a default, the principal and interest could be accelerated upon written notice by 25% or more of the holders of the notes.

Cash Flow

The following table summarizes the major components of our cash flow:

	March 31, 2004	March 31, 2003
	(dollars in millions)
Cash (used in) provided by operating activities	$(3.9)	$12.5
Cash used in investing activities	(2.9)	(1.4)
Cash provided by (used in) financing activities	7.3	(9.3)
Cash provided by discontinued operations		(0.1)
Net increase in cash and cash equivalents	$0.5	$1.7

Our net cash used in operating activities was $3.9 million for the three month period ended March 31, 2004 compared to cash provided by operating activities of $12.5 million for the comparable three month period of 2003. The decrease in cash from operations was attributable to the increase in our working capital assets during the period. The increase in our net working capital resulted from an increase in our accounts receivable and inventories as a result of the net sales increase during the period as well as customary extended payment term programs to the lawn and garden market, primarily in our precision components segment. This increase in working capital was partially offset by increases in our accounts payable during the period. Our net working capital, exclusive of our Bank Facility, which we are required to classify as a current liability at March 31, 2004, was $47.1 million compared to $40.8 million at March 31, 2003.

Our net cash used in investing activities was $2.9 million and $1.4 million for the three month period ended March 31, 2004 and 2003, respectively, for the purchase of property, plant and equipment.

Our net cash provided from financing activities was $7.3 million for the three month period ended March 31, 2004, as a result of the borrowings on our debt. The increase in borrowings during the three month period ended March 31, 2004 resulted from the support of increases in our net working capital assets in addition to purchases of property plant and equipment. Net cash used in financing activities was $9.3 million for the three month period ended March 31, 2003 as a result of debt paydowns during the period primarily as a result of the decrease in our net working capital assets partially offset by purchases of property, plant and equipment.

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

•	our ability to meet the terms of our senior credit facility and the notes, each of which contain a number of significant financial covenants and other restrictions;

•	limitations that may confine our growth as a result of restrictions imposed by the financial covenants;

•	the effect of our debt service requirements on funds available for operations and future business opportunities and our vulnerability to adverse general economic and industry conditions and competition;

•	our ability to effectively utilize all of our manufacturing capacity as the industrial and commercial end-markets we serve gradually improve or if improvement is not achieved as we anticipate;

•	the impact of the reduction in air travel on our aerospace business;

•	the timely completion of the construction of the new facility in our friction products segment;

•	the ability to hire and train qualified people at the new facility;

•	the ability to transfer production to the new facility and commence production at the new facility without causing customer delays or dissatisfaction;

•	the ability to achieve the projected cost savings at the new facility, including whether the cost savings can be achieved in a timely manner;

•	whether or not our motor segment can be sold and if sold whether the sale can take place in the time or at the price projected by us;

•	whether or not the motor segment will be able to improve its operating performance during the selling process;

•	higher than anticipated costs related to the relocation of the friction products segment facility and the sale of our motor segment;

•	our ability to generate profits at our facilities in China and to turn a profit at our start-up metal injection molding operation;

•	the effect of the transfer of manufacturing to China and other lower wage locations by other manufacturers who compete with us;

•	the impact on our gross profit margins as a result of changes in our product mix;

•	the effect of competition by manufacturers using new or different technologies;

•	the effect on our international operations of unexpected changes in legal and regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, difficulty in accounts receivable collection and potentially adverse tax consequences;

•	the effect of fluctuations in foreign currency exchange rates as our non-U.S. sales continue to increase;

•	our ability to negotiate new agreements, as they expire, with our unions representing certain of our employees, on terms favorable to us or without experiencing work stoppages;

•	the effect of any interruption in our supply of raw materials or a substantial increase in the price of any of the raw materials;

•	the continuity of business relationships with major customers; and

•	the ability of our products to meet stringent Federal Aviation Administration criteria and testing requirements.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to updated publicly any of them in light of new information or future events.

You must consider these risks and others that are detailed in this Form 10-Q in deciding whether to invest or continue to own our common stock or Senior Notes.

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

Interest Rate Sensitivity. At March 31, 2004, approximately 31.9%, or $32.6 million, of our total indebtedness bears interest at a variable rate. Our primary interest rate risk exposure results from floating rate debt. If interest rates were to increase 100 basis points (1%) from March 31, 2004 rates, and assuming no changes in debt from March 31, 2004 levels, our additional annual interest expense would be approximately $0.3 million. The interest rates on our long-term debt reflect market rates and therefore, the carrying value of long-term debt approximates fair value.

Foreign Currency Exchange Risk. The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. We currently do not hedge our foreign currency exposure and, therefore, have not entered into any forward foreign exchange contracts to hedge foreign currency transactions. We have operations outside the United States with foreign currency denominated assets and liabilities, primarily denominated in Euros, Canadian dollars, Mexican pesos and Chinese renminbi. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. We do not expect that our unhedged foreign currency balance sheet exposure as of March 31, 2004 will result in a significant impact on our earnings or cash flows.

Inflation Risk. We manage our inflation risks by ongoing review of product selling prices and production costs. We do not believe that inflation risks are material to our business, its consolidated financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of March 31, 2004, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Vice President — Finance. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer and Vice President — Finance concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Hawk, including our consolidated subsidiaries, required to be included in reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934. We continue to evaluate the need for improvements in our disclosure controls and procedures, including further formalizing our processes, procedures and policies.

Changes in Internal Control. There have been no significant changes in our internal controls or our financial reporting during the most recent fiscal quarter that is judged to have materially affected, or were reasonably likely to materially affect, our internal control our financial reporting.

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

* filed herewith

(b)	Reports on Form 8-K: We have filed six reports on Form 8-K since December 31, 2003:

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

A report dated March 29, 2004 announcing our plans to expand our domestic friction manufacturing capacity with the construction of a new facility at the Port of Catoosa (Tulsa), Oklahoma.

A report dated April 9, 2004, announcing expected improvement in our revenues and earnings for 2004 compared to 2003.

A report dated May 10, 2004, reporting our financial results for the 1st quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 17, 2004	HAWK CORPORATION

	By:	/s/ Ronald E. Weinberg

Ronald E. Weinberg
Chairman of the Board, CEO and President

	By:	/s/ Joseph J. Levanduski

Joseph J. Levanduski
Chief Financial Officer