Form 10-Q
period 2004-06-30
HAWK CORP
filed 2004-08-16
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 7, 2004, the Registrant had the following number of shares of common stock outstanding:

Class A Common Stock, $0.01 par value:	8,704,285
Class B Common Stock, $0.01 par value:	None (0)

As used in this Form 10-Q, the terms “Company,” “Hawk,” “Registrant,” “we,” “us,” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of June 30, 2004.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, except share data)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$2,880	$3,365
Accounts receivable, less allowance of $509 in 2004 and $429 in 2003	41,990	32,272
Inventories:
Raw materials and work-in-process	24,066	21,277
Finished products	13,834	14,147

Total inventories	37,900	35,424
Deferred income taxes	3,537	3,551
Taxes receivable	496	521
Other current assets	5,032	4,032
Assets of discontinued operations	5,557	4,302

Total current assets	97,392	83,467
Property, plant and equipment:
Land and improvements	1,941	1,944
Buildings and improvements	20,281	19,937
Machinery and equipment	106,857	104,370
Furniture and fixtures	8,807	8,405
Construction in progress	9,130	5,622

	147,016	140,278
Less accumulated depreciation and amortization	81,467	77,142

Total property, plant and equipment	65,549	63,136
Other assets:
Goodwill	32,495	32,495
Other intangible assets	9,538	9,904
Shareholder notes	1,000	1,000
Other	3,248	3,547

Total other assets	46,281	46,946

Total assets	$209,222	$193,549

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS - (Unaudited) (Continued)
(In Thousands, except share data)

	June 30,	December 31,
	2004	2003
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$25,465	$21,569
Accrued compensation	7,550	5,736
Accrued interest	4,063	4,153
Other accrued expenses	9,845	8,296
Short-term debt	980	1,326
Bank Facility	29,071	24,059
Current portion of long-term debt	693	1,148
Liabilities of discontinued operations	5,216	3,652

Total current liabilities	82,883	69,939
Long-term liabilities:
Long-term debt	68,013	68,443
Deferred income taxes	4,345	4,360
Other	9,191	9,102

Total long-term liabilities	81,549	81,905
Shareholders’ equity:
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; and 8,690,885 and 8,588,720 outstanding in 2004 and 2003, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding
Additional paid-in capital	54,163	54,483
Retained (deficit) earnings	(1,188)	(4,344)
Accumulated other comprehensive loss	(4,486)	(4,083)
Treasury stock, at cost, 496,865 and 599,030 shares in 2004 and 2003, respectively	(3,792)	(4,444)

Total shareholders’ equity	44,790	41,705

Total liabilities and shareholders’ equity	$209,222	$193,549

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net sales	$63,376	$52,193	$123,671	$106,854
Cost of sales	47,615	39,320	92,186	80,995

Gross profit	15,761	12,873	31,485	25,859
Operating expenses:
Selling, technical and administrative expenses	9,304	8,227	19,132	17,295
Restructuring costs	221		221
Amortization of finite-lived intangible assets	182	192	366	389

Total operating expenses	9,707	8,419	19,719	17,684

Income from operations	6,054	4,454	11,766	8,175
Interest expense	(2,549)	(2,737)	(5,077)	(5,482)
Interest income	12	15	25	27
Other (expense) income, net	(197)	274	(519)	9

Income from continuing operations before income taxes	3,320	2,006	6,195	2,729
Income tax provision	1,853	800	2,973	1,128

Income from continuing operations	1,467	1,206	3,222	1,601
Income (loss) from discontinued operations, net of tax of $0 for the three and six months ended June 30, 2004 and $400 and $550 for the three and six months ended June 30, 2003, respectively	4	(737)	9	(1,013)

Net income	$1,471	$469	$3,231	$588

Earnings per share:
Basic earnings per share:
Earnings from continuing operations	$.16	$.14	$.36	$.18
Discontinued operations	.00	(.09)	.00	(.12)

Net earnings per basic share	$.16	$.05	$.36	$.06

Diluted earnings per share:
Earnings from continuing operations	$.16	$.14	$.36	$.18
Discontinued operations	.00	(.09)	.00	(.12)

Net earnings per diluted share	$.16	$.05	$.36	$.06

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$3,231	$588
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of tax	(9)	1,013
Depreciation and amortization	5,448	5,331
Deferred income taxes		988
Loss on fixed assets	337	156
Changes in operating assets and liabilities:
Accounts receivable	(10,065)	(2,916)
Inventories	(2,634)	1,418
Other assets	(702)	1,888
Accounts payable	4,094	1,746
Accrued expenses	6,830	6,582
Other liabilities and other	(3,403)	1,927

Net cash provided by operating activities of continuing operations	3,127	18,771
Net cash provided by operating activities of discontinued operations	491	69

Cash flows from investing activities
Purchases of property, plant and equipment	(7,981)	(3,057)
Proceeds from the sale of property, plant and equipment		528

Net cash used in investing activities of continuing operations	(7,981)	(2,529)
Net cash used in investing activities of discontinued operations	(173)	(92)

Cash flows from financing activities
Payments on short-term debt	(338)
Proceeds from long-term debt	83	391
Payments on long-term debt	(729)	(1,789)
Proceeds from Bank Facility	50,219	26,846
Payments on Bank Facility	(45,421)	(42,163)
Net proceeds from exercise of stock options	336
Payments of preferred stock dividends	(75)	(75)

Net cash provided by (used in) financing activities of continuing operations	4,075	(16,790)
Net cash used in continuing operations	(779)	(548)
Net cash provided by (used in) discontinued operations	318	(23)
Effect of exchange rate changes on cash	(24)	(3)

Net decrease in cash and cash equivalents	(485)	(574)
Cash and cash equivalents at beginning of the period	3,365	1,702

Cash and cash equivalents at end of the period	$2,880	$1,128

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2004
(In Thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (Company) for the year ended December 31, 2003.

The Company, through its business segments, designs, engineers, manufactures and markets specialized components used in a variety of industrial, commercial and aerospace applications.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain amounts have been reclassified in 2003 to conform to the 2004 presentation.

NOTE 2 - INTANGIBLE ASSETS

The components of finite-lived intangible assets are as follows:

	June 30, 2004			December 31, 2003
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Product certifications	$20,820	$11,346	$9,474	$20,820	$10,984	$9,836
Other intangible assets	2,719	2,655	64	2,719	2,651	68

	$23,539	$14,001	$9,538	$23,539	$13,635	$9,904

Product certifications were acquired and valued based on the acquired Company’s position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

The Company estimates that amortization expense for finite-lived intangible assets for each of the next five years will be approximately $800.

The weighted average amortization period for product certifications and other intangible assets is 29 years and 14 years, respectively.

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$1,471	$469	$3,231	$588
Foreign currency translation	(150)	1,024	(403)	1,660

Comprehensive income	$1,321	$1,493	$2,828	$2,248

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes materials, labor and overhead and is determined by the first-in, first-out (FIFO) method.

NOTE 5 - EMPLOYEE STOCK OPTION PLAN

In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans. Under the provisions of APB 25, because the exercise price of the stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and six months ended June 30, 2004 and 2003:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income as reported	$1,471	$469	$3,231	$588
Employee stock-based compensation expense determined under fair value based methods, net of tax	45	112	92	240

Pro forma net income	$1,426	$357	$3,139	$348

Basic earnings per share:
As reported	$.16	$.05	$.36	$.06

Pro forma	$.16	$.01	$.35	$.01

Diluted earnings per share:
As reported	$.16	$.05	$.36	$.06

Pro forma	$.16	$.04	$.35	$.04

NOTE 6 - DISCONTINUED OPERATIONS

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

Operating results from discontinued operations are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$3,366	$3,735	$6,533	$7,664

Income (loss) from discontinued operations before income taxes	$4	$(1,137)	$9	$(1,563)
Income tax benefit		(400)		(550)

Income (loss) from discontinued operations, net of tax	$4	$(737)	$9	$(1,013)

The assets and liabilities of this segment, which have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, consist of the following at June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
Accounts receivable	$3,820	$2,801
Inventory	671	739
Other current assets	541	40
Property, plant and equipment	458	320
Other long-term assets	67	402

Total assets of discontinued operations	$5,557	$4,302

Accounts payable	$4,353	$2,870
Other accrued expenses	546	465
Current portion of long-term debt	317	317

Total liabilities of discontinued operations	$5,216	$3,652

NOTE 7 - RESTRUCTURING

In the fourth quarter of 2003, the Company committed to a restructuring program to achieve cost savings in its friction products segment by moving operations at its Brook Park, Ohio location to a new U.S. production facility. The Company has signed a lease agreeing to the terms on the construction of a new approximately 240,000 square foot facility. The Company anticipates future pre-tax charges of approximately $2,000 in 2004 and $3,000 to $3,500 in 2005 related to the relocation of the Brook Park, Ohio facility and employee severance expense. For the three and six months ended June 30, 2004, the Company has incurred $221 in charges related to the relocation of the facility.

NOTE 8 - EMPLOYEE BENEFITS

Hawk Corporation previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1,927 to its defined benefit pension plans in 2004. As of June 30, 2004, $670 of contributions have been made. Hawk presently anticipates contributing an additional $1,018 to fund its pension plans in 2004 for a total of $1,688. The decrease in anticipated pension contributions resulted from changes enacted by the Pension Funding Equity Act of 2004, which became effective on April 15, 2004 reducing the quarterly contribution requirements.

The components of net periodic benefit cost are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$211	$210	$422	$420
Interest cost	339	333	677	665
Expected return on plan assets	(350)	(318)	(701)	(635)
Amortization of prior service cost	21	18	42	36
Amortization of net (gain) loss	81	90	162	181
Pension curtailment		140		140

Net periodic benefit cost	$302	$473	$602	$807

NOTE 9 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Income from continuing operations	$1,467	$1,206	$3,222	$1,601
Less: Preferred stock dividends	37	37	75	75

Income from continuing operations available to common shareholders	$1,430	$1,169	$3,147	$1,526

Net income	$1,471	$469	$3,231	$588
Less: Preferred stock dividends	37	37	75	75

Net income available to common shareholders	$1,434	$432	$3,156	$513

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	8,666	8,572	8,642	8,566

Diluted:
Basic weighted average shares outstanding	8,666	8,572	8,642	8,566
Dilutive effect of convertible notes			12
Dilutive effect of stock options	140		128

Diluted weighted average shares outstanding	8,806	8,572	8,782	8,566

Earnings per share:
Basic earnings from continuing operations	$.16	$.14	$.36	$.18
Discontinued operations	.00	(.09)	.00	(.12)

Net earnings per basic share	$.16	$.05	$.36	$.06

Diluted earnings from continuing operations	$.16	$.14	$.36	$.18
Discontinued operations	.00	(.09)	.00	(.12)

Net earnings per diluted share	$.16	$.05	$.36	$.06

Stock options and the assumed conversion of debt was not included in the computation of diluted earnings per share for the three and six months ended June 30, 2003, since it would have resulted in an anti-dilutive effect.

NOTE 10 - BUSINESS SEGMENTS

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

Information by segment is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales to external customers:
Friction products	$39,523	$31,872	$75,011	$63,171
Precision components (2)	19,841	16,993	40,439	36,359
Performance racing	4,012	3,328	8,221	7,324

Consolidated	$63,376	$52,193	$123,671	$106,854

Depreciation and amortization: (1)
Friction products	$1,679	$1,745	$3,468	$3,521
Precision components (2)	897	875	1,871	1,743
Performance racing	56	55	109	117

Consolidated	$2,632	$2,675	$5,448	$5,381

Gross profit:
Friction products	$10,240	$8,705	$19,827	$16,290
Precision components (2)	4,477	3,274	9,314	7,418
Performance racing	1,044	894	2,344	2,151

Consolidated	$15,761	$12,873	$31,485	$25,859

Income from operations:
Friction products	$4,609	$3,805	$8,483	$6,405
Precision components (2)	1,139	523	2,379	1,247
Performance racing	306	126	904	523

Consolidated	$6,054	$4,454	$11,766	$8,175

(1)	Depreciation and amortization outlined in this table does not include deferred financing amortization of $95 and $190 for the three and six month ended June 30, 2004 and $207 and $413 for the three and six months ended June 30, 2003, which is included in Interest expense on the Statement of Operations.

(2)	A line of business formerly associated with the Company’s motors segment, which was discontinued as of December 31, 2003, will be retained by the Company and has been reclassified to the Company’s precision components segment. Net sales from this line of business were $372, $802, $310 and $617 for the three and six months ended June 30, 2004 and 2003, respectively. All prior periods have been reclassified to reflect this change.

NOTE 11 - SUPPLEMENTAL GUARANTOR INFORMATION

Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Senior Notes. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.

The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of June 30, 2004 and December 31, 2003, consolidating condensed statements of operations for the three and six months ended June 30, 2004 and 2003 and consolidating condensed statements of cash flows for the three and six months ended June 30, 2004 and 2003.

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

Supplemental Consolidating Condensed
Balance Sheet (Unaudited)

	June 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$15	$40	$2,825		$2,880
Accounts receivable, net		28,128	13,862		41,990
Inventories, net		29,329	9,381	$(810)	37,900
Deferred income taxes	3,089		448		3,537
Taxes receivable	496				496
Other current assets	1,226	2,472	1,334		5,032
Assets of discontinued operations		1,312	4,245		5,557

Total current assets	4,826	61,281	32,095	(810)	97,392
Investment in subsidiaries	794			(794)
Inter-company advances, net	165,219	14,674	(7,066)	(172,827)
Property, plant and equipment, net	637	55,746	9,166		65,549
Other assets:
Goodwill and other intangible assets	72	41,961			42,033
Other	1,116	3,461	681	(1,010)	4,248

Total other assets	1,188	45,422	681	(1,010)	46,281

Total assets	$172,664	$177,123	$34,876	$(175,441)	$209,222

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$18,255	$7,210		$25,465
Accrued compensation	$1,669	4,335	1,546		7,550
Accrued interest	4,045		18		4,063
Other accrued expenses	3,406	3,943	2,635	(139)	9,845
Short-term debt			980		980
Bank Facility	29,071				29,071
Current portion of long-term debt		415	278		693
Liabilities of discontinued operations		1,637	3,579		5,216

Total current liabilities	38,191	28,585	16,246	(139)	82,883
Long-term liabilities:
Long-term debt	66,267	858	888		68,013
Deferred income taxes	3,860	1	484		4,345
Other	(2,782)	9,618	2,355		9,191
Inter-company advances, net	1,368	164,398	7,517	(173,283)

Total long-term liabilities	68,713	174,875	11,244	(173,283)	81,549
Shareholders’ equity	65,760	(26,337)	7,386	(2,019)	44,790

Total liabilities and shareholders’ equity	$172,664	$177,123	$34,876	$(175,441)	$209,222

Supplemental Consolidating Condensed
Balance Sheet (Unaudited)

	December 31, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$39	$129	$3,197		$3,365
Accounts receivable, net		20,718	11,554		32,272
Inventories, net		26,036	9,789	$(401)	35,424
Deferred income taxes	3,089		462		3,551
Taxes receivable	521				521
Other current assets	1,428	1,690	914		4,032
Assets of discontinued operations		1,730	2,572		4,302

Total current assets	5,077	50,303	28,488	(401)	83,467
Investment in subsidiaries	794			(794)
Inter-company advances, net	157,379	14,062	(6,322)	(165,119)
Property, plant and equipment, net	628	52,962	9,546		63,136
Other assets:
Goodwill and other intangible assets	72	42,327			42,399
Other	1,143	3,713	701	(1,010)	4,547

Total other assets	1,215	46,040	701	(1,010)	46,946

Total assets	$165,093	$163,367	$32,413	$(167,324)	$193,549

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$14,100	$7,469		$21,569
Accrued compensation	$1,099	3,393	1,244		5,736
Accrued interest	4,153				4,153
Other accrued expenses	2,410	4,047	1,910	$(71)	8,296
Short-term debt			1,326		1,326
Bank Facility	24,059				24,059
Current portion of long-term debt		866	282		1,148
Liabilities of discontinued operations		1,437	2,215		3,652

Total current liabilities	31,721	23,843	14,446	(71)	69,939
Long-term liabilities:
Long-term debt	66,184	1,040	1,219		68,443
Deferred income taxes	3,860	1	499		4,360
Other	(2,782)	9,594	2,290		9,102
Inter-company advances, net	847	155,978	8,438	(165,263)

Total long-term liabilities	68,109	166,613	12,446	(165,263)	81,905
Shareholders’ equity	65,263	(27,089)	5,521	(1,990)	41,705

Total liabilities and shareholders’ equity	$165,093	$163,367	$32,413	$(167,324)	$193,549

Supplemental Consolidating Condensed
Statement of Operations (Unaudited)

	Three months ended June 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales		$51,290	$14,490	$(2,404)	$63,376
Cost of sales		39,044	10,975	(2,404)	47,615

Gross profit		12,246	3,515		15,761
Operating expenses:
Selling, technical and administrative expenses	$30	7,791	1,483		9,304
Restructuring costs		221			221
Amortization of finite-lived intangible assets		182			182

Total operating expenses	30	8,194	1,483		9,707

(Loss) income from operations	(30)	4,052	2,032		6,054
Interest income (expense), net	903	(3,402)	(38)		(2,537)
Income from equity investee	1,342	1,109		(2,451)
Other expense, net		(113)	(84)		(197)

Income from continuing operations before income taxes	2,215	1,646	1,910	(2,451)	3,320
Income tax provision	744	142	967		1,853

Income from continuing operations	1,471	1,504	943	(2,451)	1,467
Discontinued operations, net of tax		(162)	166		4

Net income	$1,471	$1,342	$1,109	$(2,451)	$1,471

Supplemental Consolidating Condensed
Statement of Operations (Unaudited)

	Three months ended June 30, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales		$43,927	$10,418	$(2,152)	$52,193
Cost of sales		33,180	8,292	(2,152)	39,320

Gross profit		10,747	2,126		12,873
Expenses:
Selling, technical and administrative expenses	$89	7,022	1,116		8,227
Amortization of finite-lived intangible assets	2	190			192

Total operating expenses	91	7,212	1,116		8,419

(Loss) income from operations	(91)	3,535	1,010		4,454
Interest income (expense), net	883	(3,453)	(152)		(2,722)
Loss from equity investee	(516)	(705)		1,221
Other income, net		267	7		274

Income (loss) from continuing operations before income taxes	276	(356)	865	1,221	2,006
Income tax (benefit) provision	(193)	519	474		800

Income (loss) from continuing operations	469	(875)	391	1,221	1,206
Discontinued operations, net of tax		359	(1,096)		(737)

Net income (loss)	$469	$(516)	$(705)	$1,221	$469

Supplemental Consolidating Condensed
Statement of Operations (Unaudited)

	Six months ended June 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales		$100,178	$29,029	$(5,536)	$123,671
Cost of sales		75,646	22,076	(5,536)	92,186

Gross profit		24,532	6,953		31,485
Operating expenses:
Selling, technical and administrative expenses	$577	15,851	2,704		19,132
Restructuring costs		221			221
Amortization of finite-lived intangible assets		366			366

Total operating expenses	577	16,438	2,704		19,719

(Loss) income from operations	(577)	8,094	4,249		11,766
Interest income (expense), net	1,811	(6,801)	(62)		(5,052)
Income from equity investee	2,988	2,362		(5,350)
Other expense, net	(311)	(173)	(35)		(519)

Income from continuing operations before income taxes	3,911	3,482	4,152	(5,350)	6,195
Income tax provision	680	315	1,978		2,973

Income from continuing operations	3,231	3,167	2,174	(5,350)	3,222
Discontinued operations, net of tax		(179)	188		9

Net income	$3,231	$2,988	$2,362	$(5,350)	$3,231

Supplemental Consolidating Condensed
Statement of Operations (Unaudited)

	Six months ended June 30, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales		$91,140	$19,693	$(3,979)	$106,854
Cost of sales		69,001	15,973	(3,979)	80,995

Gross profit		22,139	3,720		28,859
Expenses:
Selling, technical and administrative expenses	$174	15,040	2,081		17,295
Amortization of finite-lived intangible assets	4	385			389

Total operating expenses	178	15,425	2,081		17,684

(Loss) income from operations	(178)	6,714	1,639		8,175
Interest income (expense), net	1,793	(6,956)	(292)		(5,455)
Loss from equity investee	(1,124)	(838)		1,962
Other income (expense), net		12	(3)		9

Income (loss) from continuing operations before income taxes	491	(1,068)	1,344	1,962	2,729
Income tax (benefit) provision	(97)	398	827		1,128

Income (loss) from continuing operations	588	(1,466)	517	1,962	1,601
Discontinued operations, net of tax		342	(1,355)		(1,013)

Net income (loss)	$588	$(1,124)	$(838)	$1,962	$588

Supplemental Consolidating Condensed
Cash Flow Statement (Unaudited)

	Six months ended June 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(5,166)	$7,686	$607		$3,127
Net cash provided by operating activities of discontinued operations		(9)	500		491
Cash flows from investing activities:
Purchases of property, plant and equipment		(7,273)	(708)		(7,981)

Net cash used in investing activities of continuing operations		(7,273)	(708)		(7,981)
Net cash used in investing activities of discontinued operations		(33)	(140)		(173)
Cash flows from financing activities:
Payments on short-term debt			(338)		(338)
Proceeds from long-term debt	83				83
Payments on long-term debt		(460)	(269)		(729)
Proceeds from Bank Facility	50,219				50,219
Payments on Bank Facility	(45,421)				(45,421)
Net proceeds from exercise of stock options	336				336
Payments of preferred stock Dividends	(75)				(75)

Net cash provided by (used in) financing activities of continuing operations	5,142	(460)	(607)		4,075

Net cash provided by (used in) continuing operations	(24)	(47)	(708)		(779)
Net cash provided by (used in) discontinued operations		(42)	360		318
Effect of exchange rate changes on cash			(24)		(24)

Net increase (decrease) in cash and cash equivalents	(24)	(89)	(372)		(485)
Cash and cash equivalents, at beginning of period	39	129	3,197		3,365

Cash and cash equivalents, at end of period	$15	$40	$2,825		$2,880

Supplemental Consolidating Condensed
Cash Flow Statement (Unaudited)

	Six months ended June 30, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities of continuing operations	$15,225	$3,370	$176		$18,771
Net cash provided by operating activities of discontinued operations		30	39		69
Cash flows from investing activities:
Purchases of property, plant and equipment		(2,473)	(584)		(3,057)
Proceeds from the sale of property, plant and equipment		528			528

Net cash used in investing activities of continuing operations.		(1,945)	(584)		(2,529)
Net cash used in investing activities of discontinued operations		(26)	(66)		(92)
Cash flows from financing activities:
Proceeds from long-term debt	124		267		391
Payments on long-term debt		(1,712)	(77)		(1,789)
Proceeds from Bank Facility	26,846				26,846
Payments on Bank Facility	(42,163)				(42,163)
Payments of preferred stock dividends	(75)				(75)

Net cash (used in) provided by financing activities of continuing operations	(15,268)	(1,712)	190		(16,790)

Net cash provided by continuing operations	(43)	(287)	(218)		(548)
Net cash (used in) provided by discontinued operations		4	(27)		(23)
Effect of exchange rate changes on cash			(3)		(3)

Net increase (decrease) in cash and cash equivalents	(43)	(283)	(248)		(574)
Cash and cash equivalents, at beginning of period	116	351	1,235		1,702

Cash and cash equivalents, at end of period	$73	$68	$987		$1,128

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

We are a leading supplier of powder metal precision components for industrial equipment, lawn and garden equipment, appliances, hand tools, automotive and trucks. We use composite metal alloys in powder form to manufacture high quality custom-engineered metal components. Our precision components segment serves four specific areas of the powder metal marketplace:

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

The following chart shows our net sales by segment during the first six months of 2004:

As of June 30, 2004, Hawk had approximately 1,600 employees and 16 manufacturing, research, sales and administrative sites in 5 countries at its continuing operations.

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

Hawk reviews its financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. We base our estimates and assumptions on historical experience and other factors that we consider relevant. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material. However, historically our estimates have not been materially different from actual results. Our critical accounting policies include the following:

•	Revenue Recognition. Revenues are recognized when products are shipped and title has transferred to our customer.

•	Allowance for Doubtful Accounts. Our policy regarding the collectibility of accounts receivable is based on a number of factors. In circumstances where a specific customer is unable to pay its obligations, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount that we reasonably expect to collect. If circumstances change, estimates of the recoverability of the amounts due us could change.

•	Inventory Reserves. We establish reserves for slow moving and obsolete inventories based on our historical experience and product demand. We continuously evaluate the adequacy of our inventory reserves and make adjustments to the reserves as required.

•	Goodwill. Goodwill represents the excess of the cost of companies we acquired over the fair value of their net assets as of the date of acquisition. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), our policy is to evaluate the carrying value of our goodwill and indefinite-lived intangible assets at least annually, or more frequently if there is a significant adverse event or change in the environment in which one of our business unit operates. We would record an impairment loss in the period such determination is made. In assessing the recoverability of our goodwill, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future discounted cash flows are highly subjective judgments based on our experience and knowledge of operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If actual results are materially different than the assumptions used, impairment could result. We did not record any impairment charges in the three or six months ended June 30, 2004 and 2003.

•	Long-Lived Assets. We review long-lived assets (excluding goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future undiscounted cash flows are highly subjective judgments based on our experience and knowledge of our operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. There were no impairment charges recorded in the three or six months ended June 30, 2004 and 2003.

•	Pension Benefits. We account for our defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87) which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant elements in determining our pension income (expense) in accordance with SFAS 87 is the expected return on plan assets and appropriate discount rates. Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense). Net periodic benefit cost was $0.6 million in the first six months of 2004 compared to $0.8 million in the comparable period of 2003.

•	Insurance. We use a combination of insurance and self-insurance for a number of risks including property, general liability, directors’ and officers’ liability, workers’ compensation, vehicle liability and employee-related health care benefits. Liabilities associated with the risks that are retained are estimated by considering various historical trends and forward-looking assumptions. These accruals could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

•	Contingencies. Our treatment of contingent liabilities in the financial statements is based on the expected outcome of the applicable contingency. In the ordinary course of business, we consult with legal counsel on matters related to litigation and other experts both within and outside of Hawk. We will accrue a liability if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable. We will not accrue a liability if either the likelihood of an adverse outcome is only reasonably possible or an estimate is not determinable.

•	Income Taxes. Our effective tax rate, taxes payable and other tax assets and liabilities reflect the current tax rates in the domestic and foreign tax jurisdictions in which we operate. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for reporting and income tax purposes.

•	Foreign Currency Translation and Transactions. The financial statements of subsidiaries outside of the United States (U.S.) located in non-highly inflationary economies are measured using the currency of the primary economic environment in which they operate as the functional currency, which for the most part represents the local currency. The effect of a gain or loss resulting from foreign currency transactions is included in other income (expense), net in our Consolidated Statement of Operations. When translating our financial statements into U.S. dollars, income and expense items are translated at average monthly rates of exchange and assets and liabilities are translated at the rates of exchange at the balance sheet date. Translation adjustments resulting from translating the functional currency into U.S. dollars are deferred as a component of accumulated other comprehensive loss in shareholders’ equity. Other comprehensive loss, net includes a translation loss of $0.4 million for the six months ended June 30, 2004 and a translation gain of $1.7 million for the six months ended June 30, 2003.

SECOND QUARTER OF 2004 COMPARED TO THE SECOND QUARTER OF 2003

Net Sales. Our consolidated net sales from continuing operations for the second quarter of 2004 were $63.4 million, an increase of $11.2 million or 21.5% from the same period in 2003. The net sales recorded in the second quarter of 2004 were the highest in our history surpassing the previous high set during the first quarter of 2004. We experienced sales increases in each of our segments, primarily as a result of the continuing economic improvement in the industrial markets we serve, new product introductions and market share gains in our friction products segment during the period. Additionally, we shipped an initial stocking order of Hawk Performance® brand brake pads to Pep Boys automotive retail outlets for the national rollout of its performance brake components. Foreign currency exchange rates caused net sales from continuing operations for the second quarter of 2004 to increase by 1.4% when compared to the same period of 2003.

	Three months	Three months
	ended	ended
Net Segment Sales:	June 30, 2004	June 30, 2003	$ Change	% Change
	(dollars in millions)
Friction Products	$39.6	$31.9	$7.7	24.1%
Precision Components	19.8	17.0	2.8	16.5%
Performance Racing	4.0	3.3	0.7	21.2%

Consolidated	$63.4	$52.2	$11.2	21.5%

•	Friction Products. Net sales in the friction products segment, our largest, were $39.6 million in the second quarter of 2004, an increase of $7.7 million, or 24.1%, compared to $31.9 million in the second quarter of 2003. Net sales increased as a result of improving economic conditions in the industrial markets we serve, new product introductions, continued share gains in the construction market, as well as the new sales from the initial stocking order to Pep Boys automotive retail outlets. We experienced sales increases in our construction, agriculture, heavy truck, aftermarket, fleet and aerospace markets during the quarter. This segment also experienced strong sales growth from our international operations in the second quarter of 2004. Net sales, on a local currency basis, at our Italian facility increased 24.4% in the second quarter of 2004 compared to the comparable period of 2003. Foreign currency exchange rates caused the friction products segment’s sales for the second quarter of 2004 to increase by 2.3%. Additionally, net sales in this segment decreased approximately $1.0 million when compared to the second quarter of 2003, as a result of the sale of our automotive stamping product line in June 2003.

•	Precision Components. Net sales in our precision components segment were $19.8 million in the second quarter of 2004, an increase of 16.5%, or $2.8 million, compared to $17.0 million in the second quarter of 2003. The increase in net sales was primarily attributable to improving conditions in the general industrial segments of the domestic economy. We experienced sales increases in the fluid power, appliance, truck and power tool markets served by this segment. These increases were partially offset by a slight decline in the lawn and garden market during the quarter.

•	Performance Racing. Net sales in our performance racing segment were $4.0 million in the second quarter of 2004, an increase of 21.2% compared to net sales of $3.3 million in the second quarter of 2003. The increase in revenues was primarily attributable to new product introductions within our transmission business.

Gross Profit. Gross profit from continuing operations increased $2.9 million to $15.8 million during the second quarter of 2004, a 22.5% increase compared to gross profit of $12.9 million in the second quarter of 2003. The gross profit margin increased to 24.9% of net sales in 2004 from 24.7% of net sales in the comparable prior year period. The increase in our gross profit margin was primarily the result of increased sales volumes during the period, our exit from the automotive stamping market which carried lower margins and continued emphasis on cost reduction programs. This gain was offset by price surcharges on a number of our raw materials, production inefficiencies and freight expediting costs resulting from availability issues on steel shipments, increased labor and incentive compensation costs and product mix.

	Three months ended	Three months ended
Gross Profit Margin:	June 30, 2004	June 30, 2003	Change
Friction Products	25.8%	27.3%	(1.5%)
Precision Components	22.7%	19.4%	3.3%
Performance Racing	27.5%	27.3%	0.2%
Consolidated	24.9%	24.7%	0.2%

•	Friction Products. Our friction products segment reported gross profit of $10.2 million or 25.8% of its net sales in the second quarter of 2004 compared to $8.7 million or 27.3% of its net sales in the comparable quarter of 2003. The decrease in this segment’s gross profit margin was primarily the result of price surcharges on a number of our raw materials, production inefficiencies and freight expediting costs resulting from availability issues on steel shipments, increased labor and incentive compensation costs and product mix. The decrease was partial offset by the impact of sales volume increases during the period, our exit from the automotive stamping market and continued emphasis on cost reduction programs.

•	Precision Components. Gross profit in our precision components segment was $4.5 million or 22.7% of its net sales in the second quarter of 2004 compared to $3.3 million or 19.4% of its net sales in comparable period of 2003. The increase in this segment’s margins was primarily the result of sales volumes increases and product mix.

•	Performance Racing. Our performance racing segment reported gross profit of $1.1 million or 27.5% of net sales in the second quarter of 2004 compared to $0.9 million or 27.3% of net sales in the comparable period of 2003. The increase in the gross profit percentage was primarily the result of sales volume increases and product mix.

Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses increased $1.1 million, or 13.4%, to $9.3 million in the second quarter of 2004 from $8.2 million in the comparable period of 2003. As a percentage of net sales, ST&A expenses decreased to 14.7% of net sales in the second quarter of 2004 compared to 15.7% of net sales in the comparable period of 2003. The increase in ST&A expenses resulted primarily from increased incentive compensation costs, sales and marketing expenses related to the Pep Boys sales program in our friction products segment and costs associated with supporting the growth in our sales and research and development organizations. We spent $1.4 million on product research and development in the second quarter of 2004 compared to $1.2 million in the comparable period of 2003.

Restructuring Costs. Restructuring costs in the second quarter of 2004 were $0.2 million consisting primarily of facility planning and travel costs associated with the construction of our new manufacturing plant in Oklahoma. There were no restructuring costs incurred in 2003.

Income from Operations. Income from operations increased $1.6 million or 35.6% to $6.1 million in the second quarter of 2004 from $4.5 million in the second quarter of 2003. Income from operations as a percentage of net sales increased to 9.6% in the second quarter of 2004 from 8.6% in the second quarter of 2003. The increase was primarily the result of sales volume increases, improved absorption of fixed costs as a result of the volume and continuing cost reduction initiatives. This increase was partially offset by the raw material surcharges, production inefficiencies and freight expediting costs, increased labor and incentive compensation costs, product mix and restructuring costs.

As a result of the items discussed above, income from operations at each of our segments was as follows:

	Three months	Three months
Income from Operations by	ended	ended
Segment:	June 30, 2004	June 30, 2003	$ Change	% Change
	(dollars in millions)
Friction Products	$4.6	$3.8	$0.8	21.1%
Precision Components	1.2	0.6	0.6	100.0%
Performance Racing	0.3	0.1	0.2	200.0%

Consolidated	$6.1	$4.5	$1.6	35.6%

Interest Expense. Interest expense decreased $0.2 million, or 7.4%, to $2.5 million in the second quarter of 2004 from $2.7 million in 2003. The decrease is primarily attributable to lower interest rates on our variable rate debt during the three months ended June 30, 2004 partially offset by higher levels of total debt outstanding during the period.

Income Taxes. We recorded a tax provision for continuing operations of $1.9 million in the second quarter of 2004 compared to $0.8 million in the comparable period of 2003. Our worldwide provision for income taxes is based on our estimated annual tax rates for the year applied to all of our sources of income. Our worldwide effective tax rate was 55.8% in the second quarter of 2004 compared to 39.9% in the second quarter of 2003. The second quarter provision incorporates our most recent full-year earnings expectations in order to achieve a full-year effective tax rate of approximately 48.0%.

Discontinued Operations, net of tax. In the fourth quarter of 2003, we committed to a plan to divest our motor segment operations. In accordance with generally accepted accounting principles (GAAP), we have accounted for the motor segment in our financial statements on the line item “Discontinued operations, net of tax.” The following is a summary of the results of discontinued operations for the three months ended June 30, 2004 and 2003.

	Three months ended
	June 30, 2004	June 30, 2003
	(dollars in millions)
Net sales	$3.4	$3.7
Income (loss) from discontinued operations before income taxes	0.0	(1.1)
Income tax benefit	0.0	(0.4)

Income (loss) from discontinued operations, net of tax	$0.0	$(0.7)

Net Income. As a result of the factors noted above, we reported net income of $1.5 million in the second quarter of 2004 compared to $0.5 million in the comparable prior year period, an increase of $1.0 million or 200.0%.

FIRST SIX MONTHS OF 2004 COMPARED TO THE FIRST SIX MONTHS OF 2003

Net Sales. Our consolidated net sales from continuing operations for the first six months of 2004 were $123.7 million, an increase of $16.8 million or 15.7% from the same period in 2003. We experienced sales increases in each of our segments, primarily as a result of the continuing economic recovery in the industrial markets we serve, new product introductions, market share gains in our friction products segment during the period and an initial stocking order to Pep Boys of our Hawk Performance® brand brake pads during the second quarter. Foreign currency exchange rates caused net sales from continuing operations for the six months ended June 30, 2004 to increase by 2.2% when compared to the same period of 2003.

	Six months	Six months
	ended	ended
Net Segment Sales:	June 30, 2004	June 30, 2003	$ Change	% Change
		(dollars in millions)
Friction Products	$75.0	$63.2	$11.8	18.7%
Precision Components	40.5	36.4	4.1	11.3%
Performance Racing	8.2	7.3	0.9	12.3%

Consolidated	$123.7	$106.9	$16.8	15.7%

•	Friction Products. Net sales in the friction products segment were $75.0 million in the first six months of 2004, an increase of $11.8 million, or 18.7%, compared to $63.2 million in the first six months of 2003. As a result of improving economic conditions in the industrial markets we serve, new product introductions and market share gains, we experienced increases in our construction, agriculture, heavy truck and aftermarket. Net sales to the aerospace market were flat in the six months ended June 30, 2004 compared to the comparable period of 2003. This segment also experienced strong sales growth from our international operations in the first six months of 2004. Net sales, exclusive of any translation gains, at our Italian facility increased 20.9% in the first six months of 2004 compared to the first six months of 2003. Foreign currency exchange rates caused the friction products segment’s sales for the first six months of 2004 to increase by 3.7% compared to 2003. Additionally, net sales in this segment decreased approximately $2.5 million when compared to the first six months of 2003, as a result of the sale of our automotive stamping product line in June 2003.

•	Precision Components. Net sales in our precision components segment were $40.5 million in the first six months of 2004, an increase of 11.3%, or $4.1 million, compared to $36.4 million in the first six months of 2003. The increase in net sales was primarily attributable to improving conditions in the general industrial segments of the domestic economy. We experienced sales increases in the fluid power, appliance, truck and power tool markets served by this segment. These increases were partially offset by a decline in the lawn and garden market during the period.

•	Performance Racing. Net sales in our performance racing segment were $8.2 million in the first six months of 2004, an increase of 12.3% compared to net sales of $7.3 million in the first six months of 2003. The increase in revenues was primarily attributable to new product introductions within our transmission business.

Gross Profit. Gross profit from continuing operations increased $5.6 million to $31.5 million during the first six months of 2004, an increase of 21.6% compared to gross profit of $25.9 million in the comparable period of 2003. The gross profit margin increased to 25.5% of net sales during the first six months of 2004 from 24.2% of net sales in the comparable prior year period. The increase in our gross profit margin was primarily the result of increased sales volumes during the period resulting in higher absorption of fixed manufacturing costs partially offset by higher raw material prices for our purchases of steel and metal powders.

	Six months ended	Six months ended
Gross Profit Margin:	June 30, 2004	June 30, 2003	Change
Friction Products	26.4%	25.8%	0.6%
Precision Components	23.0%	20.3%	2.7%
Performance Racing	29.3%	30.1%	(0.8%)
Consolidated	25.5%	24.2%	1.3%

•	Friction Products. Our friction products segment reported gross profit of $19.8 million or 26.4% of its net sales in the first six months of 2004 compared to $16.3 million or 25.8% of its net sales in the comparable period of 2003. The increase in this segment’s gross profit margin was primarily the result of sales volume increases, our exit from the automotive stamping market which carried lower margins and continued emphasis on cost reduction programs. The increase was partially offset by price surcharges on a number of our raw materials, production inefficiencies and freight expediting costs resulting from availability issues on steel shipments, increased labor and incentive compensation costs and product mix.

•	Precision Components. Gross profit in our precision components segment was $9.3 million or 23.0% of its net sales in the first six months of 2004 compared to $7.4 million or 20.3% of its net sales in comparable period of 2003. The increase in this segment’s margins was primarily the result of sales volumes increases and product mix.

•	Performance Racing. Our performance racing segment reported gross profit of $2.4 million or 29.3% of net sales in the first six months of 2004 compared to $2.2 million or 30.1% of net sales in the comparable period of 2003. The decline in the gross profit percentage was primarily the result of product mix.

Selling, Technical and Administrative Expenses. ST&A expenses increased $1.8 million, or 10.4%, to $19.1 million in the first six months of 2004 from $17.3 million in the comparable period of 2003. As a percentage of net sales, ST&A decreased to 15.4% of net sales in the first six months of 2004 compared to 16.2% of net sales in the comparable period of 2003. The increase in ST&A expenses resulted primarily from increased incentive compensation costs, sales and marketing expenses related to the Pep Boys sales program in our friction products segment and costs associated with supporting the growth in our sales and research and development organizations. We spent $2.8 million, or 2.3% of our net sales on product research and development in the first six months of 2004 compared to $2.4 million, or 2.2%, in the comparable period of 2003.

Restructuring Costs. Restructuring costs in the first six months of 2004 were $0.2 million consisting primarily of planning and travel costs associated with the construction of our new manufacturing facility in Oklahoma. There were no restructuring costs incurred in the comparable period of 2003.

Income from Operations. Income from operations increased $3.6 million or 43.9% to $11.8 million in the first six months of 2004 from $8.2 million in the comparable period of 2003. Income from operations as a percentage of net sales increased to 9.5% in the first six months of 2004 from 7.7% in the comparable period of 2003. The increase was primarily the result of sales volume increases, improved absorption of fixed costs as a result of the volume increases in our friction products and precision component segments and continuing cost reduction initiatives. This increase was partially offset by the raw material surcharges, production inefficiencies and freight expediting costs, increased labor and incentive compensation costs, product mix and restructuring costs

As a result of the items discussed above, income from operations at each of our segments was as follows:

Income from Operations by	Six months ended	Six months ended
Segment:	June 30, 2004	June 30, 2003	$ Change	% Change
		(dollars in millions)
Friction Products	$8.5	$6.4	$2.1	32.8%
Precision Components	2.4	1.3	1.1	84.6%
Performance Racing	0.9	0.5	0.4	80.0%

Consolidated	$11.8	$8.2	$3.6	43.9%

Interest Expense. Interest expense decreased $0.4 million, or 7.3%, to $5.1 million in the first six months of 2004 from $5.5 million in 2003. The decrease is primarily attributable to lower average borrowings on our Bank Facility as well as lower interest rates on our variable rate debt during the six month period ended June 30, 2004.

Income Taxes. We recorded a tax provision for continuing operations of $3.0 million in the first six months of 2004 compared to $1.1 million in the comparable period of 2003. Our worldwide provision for income taxes is based on our estimated annual tax rates for the year applied to all of our sources of income.

Discontinued Operations, net of tax. In the fourth quarter of 2003, we committed to a plan to divest our motor segment operations. In accordance with GAAP, we have accounted for the motor segment in our financial statements on the line item “Discontinued operations, net of tax.” The following is a summary of the results of discontinued operations for the six months ended June 30, 2004 and 2003.

	Six months ended
	June 30, 2004	June 30, 2003
	(dollars in millions)
Net sales	$6.5	$7.7
Income (loss) from discontinued operations before income taxes	0.0	(1.6)
Income tax benefit	0.0	(0.6)

Income (loss) from discontinued operations, net of tax	$0.0	$(1.0)

Net Income. As a result of the factors noted above, we reported net income of $3.2 million in the first six months of 2004 compared to $0.6 million in the comparable prior year period, an increase of $2.6 million, or 433.3%.

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

Selected Measures of Liquidity and Capital Resources from Continuing Operations

	June 30, 2004	December 31, 2003
	(dollars in millions)
Cash and cash equivalents	$2.9	$3.4
Working capital (1)	$14.5	$13.5
Current ratio (2)	1.2	1.2
Debt as a % of capitalization (3)	68.8%	69.5%
Average number of days sales in accounts receivable	71.9 days	58.5 days
Average number of days sales in inventory	78.2 days	75.3 days

(1)	Working capital is defined as current assets less current liabilities. Beginning in 2002, as required by EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement” (EITF 95-22), the Bank Facility is included in working capital. As of June 30, 2004 and December 31, 2003, there was $29.1 million and $24.1 million outstanding under the Bank Facility, respectively.

(2)	Current ratio is defined as current assets divided by current liabilities. Beginning in 2002, as required by EITF 95-22, the Bank Facility is included in working capital. As of June 30, 2004 and December 31, 2003, there was $29.1 million and $24.1 million outstanding under the Bank Facility, respectively.

(3)	Debt is defined as long-term debt, including current portion, short-term borrowings, and Bank Facility. Capitalization is defined as debt plus shareholders’ equity.

Indebtedness

The following table summarizes the components of our indebtedness as of June 30, 2004 and December 31, 2003:

	June 30,	December 31,
	2004	2003
	(in millions)
Short-term debt	$1.0	$1.3
Bank Facility	29.1	24.1
Senior Notes	66.3	66.2
Other	2.4	3.4

Total indebtedness	$98.8	$95.0

Our Bank Facility, which is available for general corporate purposes, has a maximum commitment of $52.9 million, including a letter of credit facility of up to $5.0 million, comprised of a $50.0 million revolving credit component and a $2.9 million capital expenditure loan component. The capital expenditure loan component may be used to finance 80% of the cost of new equipment. The Bank Facility matures August 3, 2006. As of June 30, 2004, a total of $29.1 million was outstanding under the Bank Facility and we had $3.5 million of undrawn letters of credit allocated under the Bank Facility. As of June 30, 2004, we had approximately $16.9 million available for future borrowings under the revolving credit component and $1.0 million available for future borrowings under the capital expenditure loan component of the Bank Facility.

We are in compliance with the financial and other covenants of our Bank Facility.

Under EITF 95-22, we are required to classify all of our outstanding debt under the Bank Facility as a current liability. Under the subjective acceleration clause of the Bank Facility, the lending banks may declare a default if they reasonably believe that any of the following events have occurred or could reasonably be expected to occur:

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

We have entered into various short-term, variable-rate, debt agreements of up to $3.7 million with local financial institutions at our facilities in Italy and China. Borrowings under short-term credit facilities at our facilities in Italy and China totaled $1.0 million as of June 30, 2004 compared to $1.3 million at December 31, 2003.

Our 12% Senior Notes due December 1, 2006 (Senior Notes) were issued on October 22, 2002. The Senior Notes are general unsecured senior obligations of Hawk and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Our Senior Notes accrue interest at a rate of 12% per annum. Interest payments are due December 31 and June 30. In addition, in the event that our leverage ratio exceeds 4.0 to 1.0 for the most recently ended four quarters beginning with the semi-annual period ended December 31, 2002, we are required to pay additional payment in kind (PIK) interest at a rate ranging from .25% to 2.00% until the next semi-annual test period. Any interest payment required under this test will be made by issuing additional new Senior Notes. On January 1, 2003 and January 1, 2004, we issued additional PIK interest in the amount of $0.1 million and $0.1 million, respectively, in the form of additional new Senior Notes for the test periods ended December 31, 2002 and December 31, 2003. The additional PIK notes are identical in all respects to the Senior Notes. No PIK interest is payable for the test period ended June 30, 2004.

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

The Senior Notes permit Hawk and its subsidiaries to incur additional indebtedness without limitation, provided that we continue to meet a cash flow coverage and a leverage ratio. As of June 30, 2004, we did not meet the cash flow coverage ratio. The failure to meet this ratio does not constitute a default under the Senior Note indenture. Rather, the Senior Note indenture continues to permit certain other types of indebtedness subject to certain limitations. Our Bank Facility, which is secured by liens on all of our assets and the assets of our domestic subsidiaries, is permitted. We do not believe that our operations will be materially impacted by the limitation on indebtedness arising under the Senior Note indenture.

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

Cash Flow

The following table summarizes the major components of our cash flow:

	June 30, 2004	June 30, 2003
	(dollars in millions)
Cash provided by operating activities	$3.1	$18.8
Cash used in investing activities	8.0	2.5
Cash provided by (used in) financing activities	4.1	(16.8)
Cash provided by discontinued operations	0.3	—
Net decrease in cash and cash equivalents	$0.5	$0.6

Our net cash provided by operating activities was $3.1 million for the six month period ended June 30, 2004 compared to $18.8 million for the comparable six month period of 2003. The cash provided by operations was primarily attributable to our net income and depreciation for the period partially offset by an increase in our working capital assets during the period. The increase in our net working capital resulted primarily from an increase in our accounts receivable and inventories as a result of the net sales increase during the period. This increase in receivables and inventory was partially offset by increases in our accounts payable and accrued expenses during the period. Our net working capital, exclusive of our Bank Facility, which we are required to classify as a current liability at June 30, 2004, was $47.1 million compared to $40.8 million at June 30, 2003.

Our net cash used in investing activities was $8.0 million and $2.5 million for the six month period ended June 30, 2004 and 2003, respectively, for the purchase of property, plant and equipment.

Our net cash provided from financing activities was $4.1 million for the six month period ended June 30, 2004, as a result of the borrowings on our debt. The increase in borrowings during the six month period ended June 30, 2004 resulted from the support of increases in our net working capital assets in addition to purchases of property plant and equipment. Net cash used in financing activities was $16.8 million for the six month period ended June 30, 2003 as a result of debt paydowns during the period primarily as a result of the decrease in our net working capital assets partially offset by purchases of property, plant and equipment.

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

•	our ability to meet the terms of our senior credit facility and the notes, each of which contain a number of significant financial covenants and other restrictions;

•	limitations that may confine our growth as a result of restrictions imposed by the financial covenants;

•	the effect of our debt service requirements on funds available for operations and future business opportunities and our vulnerability to adverse general economic and industry conditions and competition;

•	our ability to effectively utilize all of our manufacturing capacity as the industrial and commercial end-markets we serve improve;

•	the timely completion of the construction of the new facility in our friction products segment;

•	the ability to hire and train qualified people at the new facility;

•	the ability to transfer production to the new facility and commence production at the new facility without causing customer delays or dissatisfaction;

•	the ability to achieve the projected cost savings at the new facility, including whether the cost savings can be achieved in a timely manner;

•	higher than anticipated costs related to the relocation of the friction products segment facility and the sale of our motor segment;

•	whether or not our motor segment can be sold and if sold whether the sale can take place in the time or at the price projected by us;

•	our ability to generate profits at our facilities in China and to turn a profit at our start-up metal injection molding operation;

•	the effect of the transfer of manufacturing to China and other lower wage locations by other manufacturers who compete with us;

•	the impact on our gross profit margins as a result of changes in our product mix;

•	the effect of competition by manufacturers using new or different technologies;

•	the effect on our international operations of unexpected changes in legal and regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, difficulty in accounts receivable collection and potentially adverse tax consequences;

•	the effect of fluctuations in foreign currency exchange rates as our non-U.S. sales continue to increase;

•	our ability to negotiate new agreements, as they expire, with our unions representing certain of our employees, on terms favorable to us or without experiencing work stoppages;

•	the effect of any interruption in our supply of raw materials or a substantial increase in the price of any of the raw materials;

•	the continuity of business relationships with major customers; and

•	the ability of our products to meet stringent Federal Aviation Administration criteria and testing requirements.

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

Interest Rate Sensitivity. At June 30, 2004, approximately 30.4%, or $30.1 million, of our total indebtedness bears interest at a variable rate. Our primary interest rate risk exposure results from floating rate debt. If interest rates were to increase 100 basis points (1%) from June 30, 2004 rates, and assuming no changes in debt from June 30, 2004 levels, our additional annual interest expense would be approximately $0.3 million. The interest rates on our long-term debt reflect market rates and therefore, the carrying value of long-term debt approximates fair value.

Foreign Currency Exchange Risk. The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. We currently do not hedge our foreign currency exposure and, therefore, have not entered into any forward foreign exchange contracts to hedge foreign currency transactions. We have operations outside the United States with foreign currency denominated assets and liabilities, primarily denominated in Euros, Canadian dollars, Chinese renminbi and Mexican pesos. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. We do not expect that our unhedged foreign currency balance sheet exposure as of June 30, 2004 will result in a significant impact on our earnings or cash flows.

Inflation Risk. We manage our inflation risks by ongoing review of product selling prices and production costs. In spite of the recent increases to a number of our raw materials, in the form of surcharges and price increases, we do not believe that inflation risks are material to our business, its consolidated financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2004, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Vice President — Finance. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer and Vice President — Finance concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Hawk, including our consolidated subsidiaries, required to be included in reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934. We continue to evaluate the need for improvements in our disclosure controls and procedures, including further formalizing our processes, procedures and policies.

Changes in Internal Control. There have been no significant changes in our internal controls over financial reporting during the most recent fiscal quarter that is judged to have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 3, 2004, Hawk held its 2004 Annual Meeting of Stockholders to act on a proposal to elect directors for a one year term expiring in 2005. The following table sets forth the number of shares of Class A common stock voted for and withheld with respect to each nominee.

Nominee	Votes For	Votes Withheld
Andrew T. Berlin	7,628,809	134,190
Paul R. Bishop	7,628,809	134,190
Jack Kemp	7,650,709	112,290
Dan T. Moore, III	7,628,809	134,190

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
We have filed three reports on Form 8-K since March 31, 2004:

A report dated April 9, 2004, announcing expected improvement in our revenues and earnings for 2004 compared to 2003.

A report dated May 10, 2004, reporting our financial results for the 1st quarter of 2004.

A report dated August 3, 2004, reporting our financial results for the 2nd quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2004	HAWK CORPORATION

	By:	/s/ Ronald E. Weinberg

Ronald E. Weinberg
Chairman of the Board, CEO and President

	By:	/s/ Joseph J. Levanduski

Joseph J. Levanduski
Chief Financial Officer