Form 10-Q
period 2004-09-30
HAWK CORP
filed 2004-11-15
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 5, 2004, the Registrant had the following number of shares of common stock outstanding:

Class A Common Stock, $0.01 par value:	8,747,390
Class B Common Stock, $0.01 par value:	None (0)

As used in this Form 10-Q, the terms “Company,” “Hawk,” “Registrant,” “we,” “us,” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of September 30, 2004.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, except share data)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$4,219	$3,365
Accounts receivable, less allowance of $564 in 2004 and $429 in 2003	41,078	32,272
Inventories:
Raw materials and work-in-process	24,068	21,277
Finished products	16,237	14,147

Total inventories	40,305	35,424
Deferred income taxes	3,545	3,551
Taxes receivable	465	521
Shareholder notes	600
Other current assets	4,329	4,032
Assets of discontinued operations	5,444	4,302

Total current assets	99,985	83,467
Property, plant and equipment:
Land and improvements	1,844	1,944
Buildings and improvements	19,840	19,937
Machinery and equipment	108,499	104,370
Furniture and fixtures	9,067	8,405
Construction in progress	11,604	5,622

	150,854	140,278
Less accumulated depreciation and amortization	83,719	77,142

Total property, plant and equipment	67,135	63,136
Other assets:
Goodwill	32,495	32,495
Other intangible assets	9,354	9,904
Shareholder notes		1,000
Other	2,870	3,547

Total other assets	44,719	46,946

Total assets	$211,839	$193,549

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS — (Unaudited) (Continued)
(In Thousands, except share data)

	September 30,	December 31,
	2004	2003
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$25,899	$21,569
Accrued compensation	6,860	5,736
Accrued interest	2,092	4,153
Other accrued expenses	9,119	8,296
Short-term debt	980	1,326
Bank Facility	33,007	24,059
Current portion of long-term debt	666	1,148
Liabilities of discontinued operations	5,884	3,652

Total current liabilities	84,507	69,939
Long-term liabilities:
Long-term debt	67,661	68,443
Deferred income taxes	4,354	4,360
Other	9,334	9,102

Total long-term liabilities	81,349	81,905
Shareholders’ equity:
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; and 8,747,390 and 8,588,720 outstanding in 2004 and 2003, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding
Additional paid-in capital	53,973	54,483
Retained deficit	(599)	(4,344)
Accumulated other comprehensive loss	(4,085)	(4,083)
Treasury stock, at cost, 440,360 and 599,030 shares in 2004 and 2003, respectively	(3,399)	(4,444)

Total shareholders’ equity	45,983	41,705

Total liabilities and shareholders’ equity	$211,839	$193,549

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Thousands, except per share data)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net sales	$59,367	$48,161	$183,038	$155,015
Cost of sales	45,728	36,599	137,914	117,594

Gross profit	13,639	11,562	45,124	37,421
Operating expenses:
Selling, technical and administrative expenses	9,181	7,888	28,313	25,183
Restructuring costs	286		507
Amortization of finite-lived intangible assets	184	193	550	582

Total operating expenses	9,651	8,081	29,370	25,765

Income from operations	3,988	3,481	15,754	11,656
Interest expense	(2,610)	(2,601)	(7,687)	(8,083)
Interest income	8	16	33	43
Other (expense) income, net	(101)	107	(620)	117

Income from continuing operations before income taxes	1,285	1,003	7,480	3,733
Income tax provision	234	872	3,207	2,000

Income from continuing operations	1,051	131	4,273	1,733
Loss from discontinued operations, net of tax of $233 for the three and nine months ended September 30, 2004 and $551 and $1,101 for the three and nine months ended September 30, 2003, respectively	(424)	(48)	(415)	(1,062)

Net income	$627	$83	$3,858	$671

Earnings per share:
Basic earnings per share:
Earnings from continuing operations	$.12	$.01	$.48	$.19
Discontinued operations	(.05)	.00	(.05)	(.12)

Net earnings per basic share	$.07	$.01	$.43	$.07

Diluted earnings per share:
Earnings from continuing operations	$.11	$.01	$.47	$.19
Discontinued operations	(.05)	.00	(.05)	(.12)

Net earnings per diluted share	$.06	$.01	$.42	$.07

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	September 30,	September 30,
	2004	2003
Cash flows from operating activities
Net income	$3,858	$671
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	415	1,062
Depreciation and amortization	8,328	8,681
Loss on fixed assets	217	234
Changes in operating assets and liabilities:
Accounts receivable	(8,915)	(1,979)
Inventories	(4,940)	700
Other assets	435	3,013
Accounts payable	4,397	3,655
Accrued expenses	369	4,903
Other liabilities and other	258	1,328

Net cash provided by operating activities of continuing operations	4,422	22,268
Net cash provided by operating activities of discontinued operations	1,480	628
Cash flows from investing activities
Purchases of property, plant and equipment	(12,686)	(5,377)
Proceeds from the sale of property, plant and equipment		528

Net cash used in investing activities of continuing operations	(12,686)	(4,849)
Net cash used in investing activities of discontinued operations	(173)	(877)
Cash flows from financing activities
Proceeds on short-term debt		3,029
Payments on short-term debt	(337)
Proceeds from long-term debt	83	543
Payments on long-term debt	(1,335)	(2,758)
Proceeds from Bank Facility	78,228	47,846
Payments on Bank Facility	(69,280)	(64,378)
Net proceeds from exercise of stock options	539
Payments of preferred stock dividends	(113)	(113)

Net cash provided by (used in) financing activities of continuing operations	7,785	(15,831)
Net cash (used in) provided by continuing operations	(479)	1,588
Net cash provided by (used in) discontinued operations	1,307	(249)
Effect of exchange rate changes on cash	26	83

Net increase in cash and cash equivalents	854	1,422
Cash and cash equivalents at beginning of year	3,365	1,702

Cash and cash equivalents at end of year	$4,219	$3,124

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2004
(In Thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (Company) for the year ended December 31, 2003.

The Company, through its business segments, designs, engineers, manufactures and markets specialized components used in a variety of industrial, commercial and aerospace applications.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain amounts have been reclassified in 2003 to conform to the 2004 presentation.

NOTE 2 – INTANGIBLE ASSETS

The components of finite-lived intangible assets are as follows:

	September 30, 2004			December 31, 2003
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Product certifications.	$20,820	$11,527	$9,293	$20,820	$10,984	$9,836
Other intangible assets	2,719	2,658	61	2,719	2,651	68

	$23,539	$14,185	$9,354	$23,539	$13,635	$9,904

Product certifications were acquired and valued based on the acquired company’s position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

The Company estimates that amortization expense for finite-lived intangible assets for each of the next five years will be approximately $800.

The weighted average amortization period for product certifications and other intangible assets is 29 years and 14 years, respectively.

NOTE 3 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$627	$83	$3,858	$671
Foreign currency translation	401	(134)	(2)	1,526

Comprehensive income (loss)	$1,028	$(51)	$3,856	$2,197

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes materials, labor and overhead and is determined by the first-in, first-out (FIFO) method.

NOTE 5 – EMPLOYEE STOCK OPTION PLAN

In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans. Under the provisions of APB 25, because the exercise price of the stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and nine month periods ended September 30, 2004 and 2003:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$627	$83	$3,858	$671
Employee stock-based compensation expense determined under fair value based methods, net of tax	62	382	154	621

Pro forma net earnings (loss)	$565	$(299)	$3,704	$50

Basic earnings (loss) per share:
As reported	$.07	$.01	$.43	$.07

Pro forma	$.06	$(.04)	$.41	$(.01)

Diluted earnings (loss) per share:
As reported	$.06	$.01	$.42	$.07

Pro forma	$.06	$(.04)	$.40	$(.01)

NOTE 6 – DISCONTINUED OPERATIONS

During the fourth quarter of 2003, the Company committed to a plan to sell its motor segment, which has operations in Monterrey, Mexico (Mexico) and Alton, Illinois (Alton). This segment, which manufactures die-cast aluminum rotors for fractional and subfractional horsepower electric motors, failed to achieve a certain level of profitability and, after completing an extensive analysis, the Company determined that a divestiture of this segment would allow the Company to concentrate on its major business segments. During the third quarter of 2004, the Company reached an agreement to sell certain assets of its Alton facility to a third party; the transaction will close during the fourth quarter of 2004. No further fair market value write-downs are required based on the Company’s initial analysis. The Company continues to actively market the remaining operations of this segment.

Also during the third quarter of 2004, an agreement was reached with a third party to sell the Alton land and building for $355. The net book value of the land and building as of September 30, 2004 was $632. These assets had previously been included with continuing operations as the “held for sale” criteria as proscribed by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), had not been met prior to the third quarter of 2004. The Company recognized a $177 fair market value adjustment (loss), net of tax, in the results of discontinued operations for the three and nine months ended September 30, 2004 in accordance with SFAS 144.

Results of operations of the Company have been restated to reclassify the net earnings, assets, and liabilities of the motors segment as discontinued operations for all periods presented. Corporate expenses previously allocated to this segment have been reallocated to the remaining continuing operations, resulting in a restatement of operating profit by segment (see Note 10).

Operating results from discontinued operations are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$3,351	$3,393	$9,884	$11,057

Loss from operations before income taxes	$(657)	$(600)	$(648)	$(2,163)
Income tax benefit	233	552	233	1,101

Loss from operations, net of tax	$(424)	$(48)	$(415)	$(1,062)

The assets and liabilities of this segment, which have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, consist of the following at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
Accounts receivable	$3,204	$2,801
Inventory	718	739
Other current assets	634	40
Property, plant and equipment,(net)	484	320
Other long-term assets	404	402

Total assets of discontinued operations	$5,444	$4,302

Accounts payable	$5,082	$2,870
Other accrued expenses	802	465
Current portion of long-term debt		317

Total liabilities of discontinued operations	$5,884	$3,652

NOTE 7 – RESTRUCTURING

In the fourth quarter of 2003, the Company committed to a restructuring program to achieve cost savings in its friction products segment by moving operations at its Brook Park, Ohio location to a new production facility in Catoosa (Tulsa), Oklahoma. The Company has signed a lease agreeing to the terms on the construction of a new approximately 240,000 square foot facility to be completed in early 2005. The Company anticipates pre-tax charges of approximately $1,200 in 2004 and $4,000 to $4,500 in 2005 related to the relocation of the Brook Park, Ohio facility and employee severance expense. For the three and nine months ended September 30, 2004, the Company has incurred $286 and $507 in charges related to the relocation of the facility.

NOTE 8 – EMPLOYEE BENEFITS

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1,927 to its defined benefit pension plans in 2004. As of September 30, 2004, $1,326 of contributions have been made. Hawk presently anticipates contributing an additional $296 to fund its pension plans in 2004 for a total of $1,622. The decrease in anticipated pension contributions resulted from changes enacted by the Pension Funding Equity Act of 2004, which became effective on April 15, 2004 reducing the quarterly contribution requirements and the annual true-up of required contributions as current year participant information becomes available to the actuaries.

The components of net periodic benefit cost are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost	$217	$210	$639	$630
Interest cost	348	333	1,025	997
Expected return on plan assets	(362)	(318)	(1,063)	(952)
Amortization of prior service cost	20	18	62	53
Amortization of net (gain) loss	81	90	243	272
Pension curtailment	—	—	—	140

Net periodic benefit cost	$304	$333	$906	$1,140

NOTE 9 – EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Income from continuing operations	$1,051	$131	$4,273	$1,733
Less: Preferred stock dividends	38	38	113	113

Income from continuing operations available to common shareholders	$1,013	$93	$4,160	$1,620

Net income	$627	$83	$3,858	$671
Less: Preferred stock dividends	38	38	113	113

Net income available to common shareholders	$589	$45	$3,745	$558

Weighted average shares outstanding:
Basic weighted average shares outstanding	8,718	8,572	8,667	8,568

Diluted:
Basic weighted average shares outstanding	8,718	8,572	8,667	8,568
Dilutive effect of convertible notes (1)			8
Dilutive effect of stock options	430	23	229	8

Diluted weighted average shares outstanding	9,148	8,595	8,904	8,576

Earnings per share:
Basic earnings from continuing operations	$.12	$.01	$.48	$.19
Discontinued operations	(.05)	.00	(.05)	(.12)

Net earnings per basic share	$.07	$.01	$.43	$.07

Diluted earnings from continuing operations	$.11	$.01	$.47	$.19
Discontinued operations	(.05)	.00	(.05)	(.12)

Net earnings per diluted share	$.06	$.01	$.42	$.07

(1)	The assumed conversion of debt was not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2003, since it would have resulted in an anti-dilutive effect.

NOTE 10 – BUSINESS SEGMENTS

The Company operates in three primary business segments: friction products, precision components and performance racing. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

The friction products segment engineers, manufactures and markets specialized components, used in a variety of industrial, commercial and aerospace applications. The Company, through this segment, is a worldwide supplier of friction components for brakes, clutches and transmissions.

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

Information by segment is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales to external customers:
Friction products	$36,982	$29,679	$111,993	$92,850
Precision components (1)	18,902	15,282	59,341	51,641
Performance racing	3,483	3,200	11,704	10,524

Consolidated	$59,367	$48,161	$183,038	$155,015

Depreciation and amortization: (2)
Friction products	$1,617	$1,761	$5,085	$5,282
Precision components (1)	934	864	2,805	2,606
Performance racing	45	57	154	174

Consolidated	$2,596	$2,682	$8,044	$8,062

Gross profit:
Friction products	$9,345	$7,364	$29,172	$23,654
Precision components (1)	3,562	3,264	12,876	10,682
Performance racing	732	934	3,076	3,085

Consolidated	$13,639	$11,562	$45,124	$37,421

Income from operations:
Friction products	$3,462	$2,835	$11,945	$9,240
Precision components (1)	479	403	2,858	1,650
Performance racing	47	243	951	766

Consolidated	$3,988	$3,481	$15,754	$11,656

(1)	A line of business formerly associated with the Company’s motors segment, which was discontinued as of December 31, 2003, will be retained by the Company and has been reclassified to the Company’s precision components segment. During the second quarter of 2004 the equipment associated with this line of business was moved to the Company’s precision components segment. As a result, the net sales associated with this line of business were included in the results of the precision components segment for the three months ended September 30, 2004. Net sales from this line of business, previously recorded in the motor segment were $802 for the nine months ended September 30, 2004 and $304 and $921 for the three and nine months ended September 30, 2003, respectively. All prior periods have been reclassified to reflect this change.

(2)	Depreciation and amortization outlined in this table does not include deferred financing amortization of $95 and $284 for the three and nine month ended September 30, 2004 and $207 and $619 for the three and nine months ended September 30, 2003, which is included in Interest expense on the Statement of Operations.

NOTE 11 – RELATED PARTIES

Based on operating and performance targets which were achieved in the first and second quarters of 2004, the Company’s Compensation Committee acting on delegated authority from the Board of Directors approved the forgiveness of $200 each of the principal amount of Ronald E. Weinberg’s, Chairman, Chief Executive Officer and President, and Norman C. Harbert’s, Senior Chairman and Founder, notes as of July 1, 2004. In addition, the Board of Directors awarded to each of Messrs. Weinberg and Harbert an additional $170 and $162, respectively, to pay taxes associated with the forgiveness of the debt. The remaining outstanding principal amount of each note as of September 30, 2004 is $300, and are due July 1, 2005.

NOTE 12 – SUPPLEMENTAL GUARANTOR INFORMATION

Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Senior Notes. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.

The following supplemental consolidating condensed financial statements present consolidating condensed balance sheets as of September 30, 2004 and December 31, 2003, consolidating condensed statements of operations for the three and nine months ended September 30, 2004 and 2003 and consolidating condensed statements of cash flows for the three and nine months ended September 30, 2004 and 2003.

Hawk Corporation (Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries consisting of the Company’s subsidiaries in Canada, Italy, and China with their investments in subsidiaries accounted for using the equity method.

All elimination entries necessary to consolidate the Parent and all of its subsidiaries have been made. Management does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.

Supplemental Consolidating Condensed
Balance Sheet (Unaudited)

	September 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$34	$37	$4,148		$4,219
Accounts receivable, net		28,057	13,021		41,078
Inventories, net		29,908	11,278	$(881)	40,305
Deferred income taxes	3,089		456		3,545
Taxes receivable	465				465
Shareholder notes	600	1,010		(1,010)	600
Other current assets	1,124	1,902	1,303		4,329
Assets of discontinued operations		1,261	4,183		5,444

Total current assets	5,312	62,175	34,389	(1,891)	99,985
Investment in subsidiaries	794			(794)
Inter-company advances, net	167,638	15,818	(7,753)	(175,703)
Property, plant and equipment, net		57,854	9,281		67,135
Other assets:
Goodwill and other intangible assets	72	41,777			41,849
Other	102	2,048	720		2,870

Total other assets	174	43,825	720		44,719

Total assets	$173,918	$179,672	$36,637	$(178,388)	$211,839

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$18,218	$7,681		$25,899
Accrued compensation	$1,172	4,152	1,536		6,860
Accrued interest	2,092	(18)	18		2,092
Other accrued expenses	2,366	3,964	3,118	$(329)	9,119
Short-term debt			980		980
Bank Facility	33,007				33,007
Current portion of long-term debt		389	277		666
Liabilities of discontinued operations		2,451	3,433		5,884

Total current liabilities	38,637	29,156	17,043	(329)	84,507
Long-term liabilities:
Long-term debt	66,267	762	632		67,661
Deferred income taxes	3,860		494		4,354
Other	(2,782)	9,629	2,487		9,334
Inter-company advances, net	908	167,514	7,599	(176,021)

Total long-term liabilities	68,253	177,905	11,212	(176,021)	81,349
Shareholders’ equity	67,028	(27,389)	8,382	(2,038)	45,983

Total liabilities and shareholders’ equity	$173,918	$179,672	$36,637	$(178,388)	$211,839

Supplemental Consolidating Condensed
Balance Sheet (Unaudited)

	December 31, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$39	$129	$3,197		$3,365
Accounts receivable, net		20,718	11,554		32,272
Inventories, net		26,036	9,789	$(401)	35,424
Deferred income taxes	3,089		462		3,551
Taxes receivable	521				521
Other current assets	1,428	1,690	914		4,032
Assets of discontinued operations		1,730	2,572		4,302

Total current assets	5,077	50,303	28,488	(401)	83,467
Investment in subsidiaries	794			(794)
Inter-company advances, net	157,379	14,062	(6,322)	(165,119)
Property, plant and equipment, net	628	52,962	9,546		63,136
Other assets:
Goodwill and other intangible assets	72	42,327			42,399
Other	1,143	3,713	701	(1,010)	4,547

Total other assets	1,215	46,040	701	(1,010)	46,946

Total assets	$165,093	$163,367	$32,413	$(167,324)	$193,549

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$14,100	$7,469		$21,569
Accrued compensation	$1,099	3,393	1,244		5,736
Accrued interest	4,153				4,153
Other accrued expenses	2,410	4,047	1,910	$(71)	8,296
Short-term debt			1,326		1,326
Bank Facility	24,059				24,059
Current portion of long-term debt		866	282		1,148
Liabilities of discontinued operations		1,437	2,215		3,652

Total current liabilities	31,721	23,843	14,446	(71)	69,939
Long-term liabilities:
Long-term debt	66,184	1,040	1,219		68,443
Deferred income taxes	3,860	1	499		4,360
Other	(2,782)	9,594	2,290		9,102
Inter-company advances, net	847	155,978	8,438	(165,263)

Total long-term liabilities	68,109	166,613	12,446	(165,263)	81,905
Shareholders’ equity	65,263	(27,089)	5,521	(1,990)	41,705

Total liabilities and shareholders’ equity	$165,093	$163,367	$32,413	$(167,324)	$193,549

Supplemental Consolidating Condensed
Statement of Operations (Unaudited)

	Three months ended September 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales		$49,532	$12,973	$(3,138)	$59,367
Cost of sales		38,870	9,996	(3,138)	45,728

Gross profit		10,662	2,977		13,639
Operating expenses:
Selling, technical and administrative expenses	$(8)	7,871	1,318		9,181
Restructuring costs		286			286
Amortization of finite-lived intangible assets		184			184

Total operating expenses	(8)	8,341	1,318		9,651

Income from operations	8	2,321	1,659		3,988
Interest income (expense), net	902	(3,482)	(22)		(2,602)
(Loss) income from equity investee	(475)	776		(301)
Other income (expense), net		12	(113)		(101)

Income (loss) from continuing operations before income taxes	435	(373)	1,524	(301)	1,285
Income tax (benefit) provision	(192)	(453)	879		234

Income from continuing operations	627	80	645	(301)	1,051
Discontinued operations, net of tax		(555)	131		(424)

Net income (loss)	$627	$(475)	$776	$(301)	$627

Supplemental Consolidating Condensed
Statement of Operations (Unaudited)

	Three months ended September 30, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales		$39,912	$10,698	$(2,449)	$48,161
Cost of sales		30,106	8,942	(2,449)	36,599

Gross profit		9,806	1,756		11,562
Operating expenses:
Selling, technical and administrative expenses	$(459)	7,244	1,103		7,888
Amortization of finite-lived intangible assets	3	190			193

Total operating expenses	(456)	7,434	1,103		8,081

Income from operations	456	2,372	653		3,481
Interest income (expense), net	926	(3,411)	(100)		(2,585)
Loss from equity investee	(1,067)	(372)		1,439
Other income (expense), net		170	(63)		107

Income (loss) from continuing operations before income taxes	315	(1,241)	490	1,439	1,003
Income tax provision	232	179	461		872

Income (loss) from continuing operations	83	(1,420)	29	1,439	131
Discontinued operations, net of tax		353	(401)		(48)

Net income (loss)	$83	$(1,067)	$(372)	$1,439	$83

Supplemental Consolidating Condensed
Statement of Operations (Unaudited)

	Nine months ended September 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales		$149,710	$42,002	$(8,674)	$183,038
Cost of sales		114,516	32,072	(8,674)	137,914

Gross profit		35,194	9,930		45,124
Operating expenses:
Selling, technical and administrative expenses	$569	23,722	4,022		28,313
Restructuring costs		507			507
Amortization of finite-lived intangible assets		550			550

Total operating expenses	569	24,779	4,022		29,370
(Loss) income from operations	(569)	10,415	5,908		15,754
Interest income (expense), net	2,713	(10,283)	(84)		(7,654)
Income from equity investee	2,513	3,138		(5,651)
Other expense, net	(311)	(161)	(148)		(620)

Income from continuing operations before income taxes	4,346	3,109	5,676	(5,651)	7,480
Income tax provision (benefit)	488	(138)	2,857		3,207

Income from continuing operations	3,858	3,247	2,819	(5,651)	4,273
Discontinued operations, net of tax		(734)	319		(415)

Net income	$3,858	$2,513	$3,138	$(5,651)	$3,858

Supplemental Consolidating Condensed
Statement of Operations (Unaudited)

	Nine months ended September 30, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales		$131,052	$30,391	$(6,428)	$155,015
Cost of sales		99,107	24,915	(6,428)	117,594

Gross profit		31,945	5,476		37,421
Operating expenses:
Selling, technical and administrative expenses	$(285)	22,284	3,184		25,183
Amortization of finite-lived intangible assets	7	575			582

Total operating expenses	(278)	22,859	3,184		25,765
Income from operations	278	9,086	2,292		11,656
Interest income (expense), net	2,719	(10,367)	(392)		(8,040)
Loss from equity investee	(2,191)	(1,210)		3,401
Other income (expense), net		182	(65)		117

Income (loss) from continuing operations before income taxes	806	(2,309)	1,835	3,401	3,733
Income tax provision	135	577	1,288		2,000

Income (loss) from continuing operations	671	(2,886)	547	3,401	1,733
Discontinued operations, net of tax		695	(1,757)		(1,062)

Net income (loss)	$671	$(2,191)	$(1,210)	$3,401	$671

Supplemental Consolidating Condensed
Cash Flow Statement (Unaudited)

	Nine months ended September 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(9,462)	$13,416	$468		$4,422
Net cash (used in) provided by operating activities of discontinued operations		(786)	2,266		1,480
Cash flows from investing activities:
Purchases of property, plant and equipment		(11,552)	(1,134)		(12,686)

Net cash used in investing activities of continuing operations		(11,552)	(1,134)		(12,686)
Net cash used in investing activities of discontinued operations		(33)	(140)		(173)
Cash flows from financing activities:
Payments on short-term debt			(337)		(337)
Proceeds from long-term debt	83				83
Payments on long-term debt		(1,137)	(198)		(1,335)
Proceeds from Bank Facility	78,228				78,228
Payments on Bank Facility	(69,280)				(69,280)
Net proceeds from exercise of stock options	539				539
Payments of preferred stock dividends	(113)				(113)

Net cash provided by (used in) financing activities of continuing operations	9,457	(1,137)	(535)		7,785
Net cash (used in) provided by continuing operations	(5)	727	(1,201)		(479)
Net cash (used in) provided by discontinued operations		(819)	2,126		1,307
Effect of exchange rate changes on cash			26		26

Net (decrease) increase in cash and cash equivalents	(5)	(92)	951		854
Cash and cash equivalents, at beginning of period	39	129	3,197		3,365

Cash and cash equivalents, at end of period	$34	$37	$4,148		$4,219

Supplemental Consolidating Condensed
Cash Flow Statement (Unaudited)

	Nine months ended September 30, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$16,466	$6,396	$(594)		$22,268
Net cash provided by operating activities of discontinued operations		345	283		628
Cash flows from investing activities:
Purchases of property, plant and equipment		(4,193)	(1,184)		(5,377)
Proceeds from sale of property, plant and equipment		528			528

Net cash used in investing activities of continuing operations		(3,665)	(1,184)		(4,849)
Net cash used in investing activities of discontinued operations		(730)	(147)		(877)
Cash flows from financing activities:
Proceeds on short-term debt			3,209		3,029
Proceeds from long-term debt	124	15	404		543
Payments on long-term debt		(2,643)	(115)		(2,758)
Proceeds from Bank Facility	47,846				47,846
Payments on Bank Facility	(64,378)				(64,378)
Payments of preferred stock dividends	(113)				(113)

Net cash (used in) provided by financing activities of continuing operations	(16,521)	(2,628)	3,318		(15,831)
Net cash (used in) provided by continuing operations	(55)	103	1,540		1,588
Net cash (used in) provided by discontinued operations		(385)	136		(249)
Effect of exchange rate changes on cash		1	82		83

Net (decrease) increase in cash and cash equivalents	(55)	(281)	1,758		1,422
Cash and cash equivalents, at beginning of period	116	351	1,235		1,702

Cash and cash equivalents, at end of period	$61	$70	$2,993		$3,124

NOTE 13 – SUBSEQUENT EVENTS

New Senior Notes

On November 1, 2004, the Company completed the private placement of $110,000 aggregate principal amount of 8 ¾% senior notes due November 1, 2014 (the New Senior Notes). The New Senior Notes are senior unsecured obligations, rank senior in right of payment to all of Hawk’s existing and future subordinated debt and rank equally in right of payment with all of Hawk’s existing and future senior debt, including the new bank facility with KeyBank National Association (the New Bank Facility), which is described in more detail below.

The New Senior Notes are unconditionally guaranteed on a senior unsecured basis by all of the Company’s existing and future domestic restricted subsidiaries (the Guarantors). The guarantees rank senior in right of payment to all of the existing and future subordinated debt of the Guarantors and equally in right of payment with all existing and future senior debt of the Guarantors, including the New Bank Facility. The New Senior Notes and the guarantees will be effectively subordinated to all of Hawk’s and its Guarantors’ secured debt, including the New Bank Facility, to the extent of the value of the assets securing that debt.

On or after November 1, 2009, Hawk may, at its option, redeem some or all of the New Senior Notes at the following redemption prices, plus accrued and unpaid interest and additional interest, if any, to the date of redemption:

For the period below	Percentage
On or after November 1, 2009	104.375%
On or after November 1, 2010	103.281%
On or after November 1, 2011	102.188%
On or after November 1, 2012	101.094%
On or after November 1, 2013	100.000%

Prior to November 1, 2008, up to 35% of the aggregate principal amount of the New Senior Notes originally issued in the offering may be redeemed at the Company’s option with the net proceeds of certain equity offerings at 108.750% of their principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of redemption, provided at least 65% of the aggregate principal amount of the New Senior Notes originally issued in the offering remains outstanding. In addition, upon a change of control as defined in the indenture, dated November 1, 2004, among Hawk, the Guarantors and HSBC Bank USA, National Association, as trustee, each holder of the New Senior Notes will have the right to require the Company to repurchase all or any part of such holder’s New Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of purchase.

The New Senior Notes are governed by the indenture. The indenture also contains certain covenants, subject to a number of important limitations and exceptions that limit the Company’s ability to:

•	incur or guarantee additional debt or issue disqualified capital stock,

•	pay dividends, redeem subordinated debt or make other restricted payments,

•	issue preferred stock of its subsidiaries,

•	transfer or sell assets, including capital stock of its subsidiaries,

•	incur dividend or other payment restrictions affecting certain of its subsidiaries,

•	make certain investments or acquisitions,

•	grant liens on its assets,

•	enter into certain transactions with affiliates, and

•	merge, consolidate or transfer substantially all of its assets.

The indenture considers non-compliance with the limitations set forth above events of default. The indenture also considers non-payment of interest and principal amounts on the New Senior Notes and certain payment defaults with respect to other debt in excess of $5,000 to be events of default. In the event of a default, the principal and interest could be accelerated upon written notice by more than 25% or more of the holders of the New Senior Notes.

The indenture permits the Company to incur additional debt without limitation, provided that they continue to meet a cash flow ratio greater than 2.0 to 1.0 for the most recently ended four quarters. Hawk may pay cash dividends on its Class A common stock under the indenture provided:

•	there is no default or event of default,

•	the Company meets the cash flow ratio, and

•	the amount of the dividend payment plus certain other payments is not in excess of a formula based on the sum of the Company’s consolidated net income after November 1, 2004, the cash proceeds of certain equity offerings by the Company after November 1, 2004 and the return on certain investments made by the Company.

The New Senior Notes have not been registered under the Securities Act of 1933, as amended (the Securities Act). The New Senior Notes are subject to restriction on transfer and may only be offered or sold in transactions exempt from or not subject to the registration requirements of the Securities Act.

In connection with the issuance of the New Senior Notes, the Company and its Guarantors entered into a registration rights agreement, dated November 1, 2004, with Jefferies & Company, Inc., the initial purchaser of the New Senior Notes, under which Hawk agreed to use its best efforts to register a new issue of exchange notes having substantially identical terms as the New Senior Notes with the Securities and Exchange Commission (the SEC) as part of an offer to exchange freely tradable exchange notes for the New Senior Notes. In addition, Hawk has agreed to promptly commence the exchange offer after the exchange offer registration statement is declared effective by the SEC. The Company is required to pay additional interest if they fail to comply with its obligations to register the New Senior Notes and complete the exchange offer within the specified time periods.

New Bank Facility

As a replacement for its existing bank facility, Hawk and its existing and future domestic restricted subsidiaries entered into the New Bank Facility, a Credit and Security Agreement, dated November 1, 2004, with KeyBank National Association, serving as Administrative Agent and Letter of Credit Issuer. The New Bank Facility has a maximum revolving credit commitment of $30,000, including a $5,000 letter of credit subfacility. The New Bank Facility will mature on November 1, 2009, subject to extension at Hawk’s request on an annual basis thereafter, with the consent of the lender. The interest rates on the New Bank Facility range from 150 to 225 basis points over the London Interbank Offered Rates, or alternatively, 0 basis points over the prime rate, and the commitment fee is 25 basis points on the unused portion of the New Bank Facility.

The New Bank Facility is collateralized by a security interest in the cash, accounts receivable, inventory and certain intangible assets of Hawk and the guarantors named therein. The Company also pledged the stock of its guarantors and 65% of the stock of certain of its foreign subsidiaries as collateral. The restrictive terms of the New Bank Facility require that the Company maintain a minimum amount of shareholders’ equity as determined by reference to shareholders’ equity at September 30, 2004 plus net income earned by the Company after such date. The New Bank Facility also requires that Hawk maintain an earnings before interest, taxes, depreciation and amortization to interest expense ratio of at least 1.0 to 1.0, although the lender will test this ratio only if availability falls below $10,000. Under the New Bank Facility, the Company may pay cash dividends on its Class A common stock in an amount up to $2,000 per year provided:

•	there is no event of default, and

•	availability is not less than $10,000.

The Company will use its New Bank Facility to finance its ongoing working capital requirements and for general corporate purposes. Hawk will use the proceeds of the New Senior Notes and the initial borrowings under its New Bank Facility to refinance all of its outstanding Old Senior Notes, to repay loans outstanding under its existing bank facility and to pay fees and expenses associated with these transactions.

Upon the issuance of the New Senior Notes and the New Bank Facility, on November 1, 2004, the Company expensed the remaining unamortized consent payment of $853 ($525, net of tax) relating to the Old Senior Notes, in addition to fees and unamortized deferred financing costs associated with its existing bank facility of $931 ($573, net of tax).

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

We believe that, based on net sales, we are one of the top worldwide manufacturers of friction products used in industrial, agricultural, powersports and aerospace applications. Our friction products segment manufactures parts and components made from proprietary formulations of composite materials, primarily consisting of metal powders and synthetic and natural fibers. Friction products are used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. The principal markets served by our friction products segment include construction vehicles, agricultural vehicles, trucks, motorcycles, race cars, all-terrain vehicles (ATVs) and commercial and general aircraft. We believe we are:

•	a leading domestic and international supplier of friction products for construction equipment, agricultural equipment and trucks,

•	the leading North American independent supplier of friction materials for braking systems for new and existing series of many commercial aircraft models, including the Boeing 737 and 757 and the MD-80, and several regional jets used by commuter airlines, including the Canadair regional jet series,

•	a leading domestic supplier of friction products in powersports and specialty markets, such as motorcycles, race cars, ATV’s and snowmobiles, and

•	the largest supplier of friction materials for the growing general aviation market, including numerous new and existing series of Gulfstream, Cessna, Lear and Beech aircraft.

•	Precision Components

We are a leading supplier of powder metal and metal injection molded precision components used in industrial, consumer and other applications, such as pumps, motors and transmissions, lawn and garden equipment, appliances, small hand tools, trucks and telecommunications equipment. We use composite metal alloys in powder form to manufacture high quality custom-engineered metal components. Our precision components segment serves four specific areas of the powder metal marketplace:

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

We engineer, manufacture and market premium branded clutch, transmissions and driveline systems for the performance racing market. Through this segment, we supply parts used in the National Association for Stock Car Auto Racing (NASCAR) and the Indy Racing League (IRL) racing series and for the weekend enthusiasts in the Sports Car Club of America (SCCA) and the American Speed Association (ASA) racing clubs and other road racing and competition cars.

The following chart shows our net sales by segment during the first nine months of 2004:

As of September 30, 2004, Hawk had approximately 1,600 employees and 17 manufacturing, research, sales and administrative sites in 5 countries at its continuing operations.

Recent Events

New Senior Notes

On November 1, 2004, we completed the private placement of $110 million aggregate principal amount of 8 ¾% senior notes due November 1, 2014 (the New Senior Notes). The New Senior Notes are senior unsecured obligations, rank senior in right of payment to all of our existing and future subordinated debt and rank equally in right of payment with all of our existing and future senior debt, including our new bank facility with KeyBank National Association (the New Bank Facility), which is described in more detail below.

The New Senior Notes are unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic restricted subsidiaries (the Guarantors). The guarantees rank senior in right of payment to all of the existing and future subordinated debt of the Guarantors and equally in right of payment with all existing and future senior debt of the Guarantors, including the New Bank Facility. The New Senior Notes and the guarantees will be effectively subordinated to all of our and the Guarantors’ secured debt, including the New Bank Facility, to the extent of the value of the assets securing that debt.

On or after November 1, 2009, we may, at our option, redeem some or all of the New Senior Notes at the following redemption prices, plus accrued and unpaid interest and additional interest, if any, to the date of redemption:

For the period below	Percentage
On or after November 1, 2009	104.375%
On or after November 1, 2010	103.281%
On or after November 1, 2011	102.188%
On or after November 1, 2012	101.094%
On or after November 1, 2013	100.000%

Prior to November 1, 2008, up to 35% of the aggregate principal amount of the New Senior Notes originally issued in the offering may be redeemed at our option with the net proceeds of certain equity offerings at 108.750% of their principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of redemption, provided at least 65% of the aggregate principal amount of the New Senior Notes originally issued in the offering remains outstanding.

In addition, upon a change of control as defined in the indenture, dated November 1, 2004, among Hawk, the Guarantors and HSBC Bank USA, National Association, as trustee, each holder of the New Senior Notes will have the right to require us to repurchase all or any part of such holder’s New Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of purchase.

The New Senior Notes are governed by the indenture. The indenture also contains certain covenants, subject to a number of important limitations and exceptions that limit our ability to:

•	incur or guarantee additional debt or issue disqualified capital stock,

•	pay dividends, redeem subordinated debt or make other restricted payments,

•	issue preferred stock of our subsidiaries,

•	transfer or sell assets, including capital stock of our subsidiaries,

•	incur dividend or other payment restrictions affecting certain of our subsidiaries,

•	make certain investments or acquisitions,

•	grant liens on our assets,

•	enter into certain transactions with affiliates, and

•	merge, consolidate or transfer substantially all of our assets.

The indenture considers non-compliance with the limitations set forth above events of default. The indenture also considers non-payment of interest and principal amounts on the New Senior Notes and certain payment defaults with respect to other debt in excess of $5.0 million to be events of default. In the event of a default, the principal and interest could be accelerated upon written notice by more than 25% or more of the holders of the New Senior Notes.

The indenture permits us to incur additional debt without limitation, provided that we continue to meet a cash flow ratio greater than 2.0 to 1.0 for our most recently ended four quarters. We may pay cash dividends on our Class A common stock under the indenture provided:

•	there is no default or event of default,

•	we meet the cash flow ratio, and

•	the amount of the dividend payment plus certain other payments is not in excess of a formula based on the sum of our consolidated net income after November 1, 2004, the cash proceeds of certain equity offerings by us after November 1, 2004 and the return on certain investments made by us.

The New Senior Notes have not been registered under the Securities Act of 1933, as amended (the Securities Act). The New Senior Notes are subject to restriction on transfer and may only be offered or sold in transactions exempt from or not subject to the registration requirements of the Securities Act.

In connection with the issuance of the New Senior Notes, we and the Guarantors entered into a registration rights agreement, dated November 1, 2004, with Jefferies & Company, Inc., the initial purchaser of the New Senior Notes, under which we agreed to use our best efforts to register a new issue of exchange notes having substantially identical terms as the New Senior Notes with the Securities and Exchange Commission (the SEC) as part of an offer to exchange freely tradable exchange notes for the New Senior Notes. In addition, we have agreed to promptly commence the exchange offer after the exchange offer registration statement is declared effective by the SEC. We are required to pay additional interest if we fail to comply with our obligations to register the New Senior Notes and complete the exchange offer within the specified time periods.

New Bank Facility

As a replacement for our existing bank facility, we and our existing and future domestic restricted subsidiaries entered into the New Bank Facility, a Credit and Security Agreement, dated November 1, 2004, with KeyBank National Association, serving as Administrative Agent and Letter of Credit Issuer. The New Bank Facility has a maximum revolving credit commitment of $30.0 million, including a $5.0 million letter of credit subfacility. The New Bank Facility will mature on November 1, 2009, subject to extension at our request on an annual basis thereafter, with the consent of the lender. The interest rates on the New Bank Facility range from 150 to 225 basis points over the London Interbank Offered Rates, or alternatively, 0 basis points over the prime rate, and the commitment fee is 25 basis points on the unused portion of the New Bank Facility.

The New Bank Facility is collateralized by a security interest in the cash, accounts receivable, inventory and certain intangible assets of Hawk and the guarantors named therein. We also pledged the stock of our guarantors and 65% of the stock of certain of our foreign subsidiaries as collateral. The restrictive terms of the New Bank Facility require that we maintain a minimum amount of shareholders’ equity as determined by reference to shareholders’ equity at September 30, 2004 plus net income earned by us after such date. The New Bank Facility also requires that we maintain an earnings before interest, taxes, depreciation and amortization to interest expense ratio of at least 1.0 to 1.0, although the lender will test this ratio only if our availability falls below $10.0 million. Under the New Bank Facility, we may pay cash dividends on our Class A common stock in an amount up to $2.0 million per year provided:

•	there is no event of default, and

•	our availability is not less than $10.0 million.

We will use our New Bank Facility to finance our ongoing working capital requirements and for general corporate purposes. The Company will use the proceeds of the New Senior Notes and the initial borrowings under its New Bank Facility to refinance all of its outstanding Old Senior Notes, to repay loans outstanding under its existing bank facility and to pay fees and expenses associated with these transactions.

Upon the issuance of the New Senior Notes and the closing of the New Bank Facility on November 1, 2004, we expensed the remaining unamortized consent payment of $0.9 million ($0.5 million, net of tax) relating to the 12% Senior Notes due December 1, 2006 (the Old Senior Notes), in addition to fees and unamortized deferred financing costs associated with our existing bank facility of $0.9 million ($0.6 million, net of tax).

Other

Ronald E. Weinberg, our Chairman, Chief Executive Officer and President and Norman C. Harbert, our Senior Chairman and Founder, each issued notes to us to repay certain debt incurred by them with respect to the acquisition of Helsel, Inc. in June 1995. The original principal amount of each note was $0.8 million. The notes are due and payable on July 1, 2005 and bear interest at the prime rate. In May 1998, each of Messrs. Weinberg and Harbert repaid $0.3 million of their notes. Based on operating and performance targets which were achieved in the first and second quarters of 2004, our Compensation Committee acting on delegated authority from our Board of Directors approved the forgiveness of $0.2 million of the principal amount of each of Messrs. Weinberg and Harbert’s notes as of July 1, 2004. In addition, the Board of Directors awarded to each of Messrs. Weinberg and Harbert an additional $0.2 million, respectively, to pay taxes associated with the forgiveness of the debt. The remaining outstanding principal amount of each note as of September 30, 2004, is $0.3 million and are due July 1, 2005.

Critical Accounting Policies

Some of our critical accounting policies require the application of significant judgment by us in the preparation of our financial statements. In applying these policies, we use our best judgment to determine the underlying assumptions that are used in calculating the estimates that affect the reported values on our financial statements. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. We base our estimates and assumptions on historical experience and other factors we consider relevant. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material. However, historically our estimates have not been materially different from actual results. Our critical account policies include the following:

•	Revenue Recognition. We recognize revenues when products are shipped and title has transferred to our customer.

•	Allowance for Doubtful Accounts. Our policy regarding the collectibility of accounts receivable is based on a number of factors. In circumstances where a specific customer is unable to pay its obligations, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount that we reasonably expect to collect. If circumstances change, estimates of the recoverability of the amounts due us could change.

•	Inventory Reserves. We develop reserves for slow moving and obsolete inventories based on our historical experience and product demand. We continuously evaluate the adequacy of our inventory reserves and make adjustments to the reserves as required.

•	Goodwill. Goodwill represents the excess of the cost of companies we acquired over the fair value of their net assets as of the date of acquisition. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), our policy is to evaluate the carrying value of our goodwill and indefinite-lived intangible assets at least annually, or more frequently if there is a significant adverse event or change in the environment in which one of our business unit operates. We would record an impairment loss in the period such determination is made.

In assessing the recoverability of our goodwill, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future discounted cash flows are highly subjective judgments based on our experience and knowledge of operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If actual results are materially different than the assumptions used, impairment could result. We did not record any impairment charges in the three or nine month periods ended September 30, 2004 and 2003.

•	Long-Lived Assets. We review long-lived assets (excluding goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future undiscounted cash flows are highly subjective judgments based on our experience and knowledge of our operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. There were no impairment charges recorded in the three or nine month periods ended September 30, 2004 and 2003, except as disclosed in Note 6 – Discontinued Operations.

•	Pension Benefits. We account for our defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87) which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant elements in determining our pension income (expense) in accordance with SFAS 87 is the expected return on plan assets and appropriate discount rates. We assumed that the expected weighted average long-term rate of return on plan assets will be 8.6% for 2004 and for 2003. Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable. However, should the rate of return differ materially from our assumed rate we could experience a adverse effect on the funded status of our plans and our future pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense). We determine the discount rate to be used to discount plan liabilities at their measurement date, December 31 of each year. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. Changes in discount rates over the past three years have not materially affected pension income (expense), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred as permitted by SFAS 87. Net periodic benefit cost was $0.9 million in the first nine months of 2004 compared to $1.1 million in the comparable period of 2003.

•	Insurance. We use a combination of insurance and self-insurance for a number of risks including property, general liability, directors’ and officers’ liability, workers’ compensation, vehicle liability and employee-related health care benefits. Liabilities associated with the risks that are retained are estimated by considering various historical trends and forward-looking assumptions. These accruals could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.

•	Contingencies. We base our treatment of contingent liabilities in the financial statements on the expected outcome of the applicable contingency. In the ordinary course of business, we consult with legal counsel on matters related to litigation and other experts both within and outside of Hawk. We will accrue a liability if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable. We will not accrue a liability if either the likelihood of an adverse outcome is only reasonably possible or an estimate is not determinable.

•	Income Taxes. Our effective tax rate, taxes payable and other tax assets and liabilities reflect the current tax rates in the domestic and foreign tax jurisdictions in which we operate. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for reporting and income tax purposes.

•	Foreign Currency Translation and Transactions. We translate assets and liabilities of our foreign operations using year-end exchange rates, and we translate revenues and expenses using exchange rates as determined throughout the year. We include gains or losses resulting from translation in a separate component of our shareholders’ equity. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Accounts receivable or payable in foreign currencies, other than the subsidiary’s local currency, are translated at the rates of exchange prevailing at the date of the transaction. The effect of the transaction’s gain or loss is included in “Other income (expense), net” in our Statements of Operations.

We recorded no foreign currency translation gain or loss for the nine months ended September 30, 2004. Other comprehensive income includes a net translation gain of $1.5 million for the nine months ended September 30, 2003.

THIRD QUARTER OF 2004 COMPARED TO THE THIRD QUARTER OF 2003

Net Sales. Our consolidated net sales for the third quarter of 2004 were $59.4 million, an increase of $11.2 million or 23.2% from the same period in 2003. We experienced sales increases in each of our segments, primarily as a result of the continuing economic recovery in the industrial markets we serve, new product introductions and market share gains in our friction products segment during the period. The effect of foreign currency exchange rates accounted for 1.6% of the 23.2% net sales increase during the quarter.

	Three months ended	Three months ended
Net Segment Sales:	September 30, 2004	September 30, 2003	$ Change	% Change
	(dollars in millions)
Friction Products	$37.0	$29.7	$7.3	24.6%
Precision Components	18.9	15.3	3.6	23.5%
Performance Racing	3.5	3.2	0.3	9.4%

Consolidated	$59.4	$48.2	$11.2	23.2%

•	Friction Products. Net sales in the friction products segment, our largest, were $37.0 million in the third quarter of 2004, an increase of $7.3 million, or 24.6%, compared to $29.7 million in the comparable quarter of 2003. Net sales increased as a result of improving economic conditions in our industrial markets, new product introductions, continued share gains in the construction market, as well as the continued sales to Pep Boys automotive retail outlets of our Hawk Performance® brand brake pads, which we began shipping in the second quarter of 2004. We experienced sales increases in our construction, heavy truck, agriculture, aftermarket and aerospace markets during the quarter. This segment continued to experience strong sales growth from our international operations during the third quarter of 2004. Net sales, on a local currency basis, at our Italian facility increased 7.7% in the third quarter of 2004 compared to the comparable period of 2003. The effect of foreign currency exchange rates accounted for 2.6% of the 24.6% net sales increase during the quarter.

•	Precision Components. Net sales in our precision components segment were $18.9 million in the third quarter of 2004, an increase of 23.5%, or $3.6 million, compared to $15.3 million in the third quarter of 2003. The increase in net sales was primarily attributable to improving conditions in the general industrial segments of the domestic economy. We experienced sales increases in the fluid power, automotive, appliance, truck, lawn and garden and power tool markets served by this segment.

•	Performance Racing. Net sales in our performance racing segment were $3.5 million in the third quarter of 2004, an increase of 9.4% compared to net sales of $3.2 million in the third quarter of 2003. The increase in revenues was primarily attributable to new product introductions within our transmission business.

Gross Profit. Gross profit increased $2.0 million to $13.6 million during the third quarter of 2004, a 17.2% increase compared to gross profit of $11.6 million in the third quarter of 2003. The gross profit margin decreased to 22.9% of net sales in 2004 from 24.1% of net sales in the comparable prior year period. The decrease in our gross profit margin was primarily the result of surcharges and price increases on a number of our raw materials, increased labor and incentive compensation costs and product mix partially offset by increased sales volumes and continued implementation of cost-out programs throughout the organization during the period.

	Three months ended	Three months ended
Gross Profit Margin:	September 30, 2004	September 30, 2003	Change
Friction Products	25.1%	24.9%	0.2%
Precision Components	19.0%	21.6%	(2.6%)
Performance Racing	20.0%	28.1%	(8.1%)
Consolidated	22.9%	24.1%	(1.2%)

•	Friction Products. Our friction products segment reported gross profit of $9.3 million or 25.1% of its net sales in the third quarter of 2004 compared to $7.4 million or 24.9% of its net sales in the comparable quarter of 2003. The increase in this segment’s gross profit margin was primarily the result of sales volume increases during the period and continued emphasis on cost reduction programs. The increase in the segment’s gross profit was partially offset by surcharges and price increases on a number of our raw materials and increased labor and incentive compensation costs.

•	Precision Components. Gross profit in our precision components segment was $3.6 million or 19.0% of its net sales in the third quarter of 2004 compared to $3.3 million or 21.6% of its net sales in comparable period of 2003. The decrease in this segment’s gross profit margin was primarily the result of surcharges on our steel powders raw material and continued start-up costs at our China powder metal facility partially offset by sales volume increases and product mix.

•	Performance Racing. Our performance racing segment reported gross profit of $0.7 million or 20.0% of net sales in the third quarter of 2004 compared to $0.9 million or 28.1% of net sales in the comparable period of 2003. The decrease in the gross profit percentage during the quarter was primarily the result of a voluntary product recall and replacement cost of approximately $0.1 million, increased employee benefit costs and product mix.

Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses increased $1.3 million, or 16.5%, to $9.2 million in the third quarter of 2004 from $7.9 million in the comparable period of 2003. As a percentage of net sales, ST&A expenses decreased to 15.5% of net sales in the third quarter of 2004 compared to 16.4% of net sales in the comparable period of 2003. The increase in ST&A expenses resulted primarily from increased incentive compensation costs, sales and marketing expenses related to aftermarket product sales programs in our friction products segment and costs associated with supporting the growth in our sales and research and development organizations. We spent $1.3 million on product research and development in the third quarter of 2004 compared to $1.2 million in the comparable period of 2003.

Restructuring Costs. Restructuring costs in the three months ended September 30, 2004 were $0.3 million, consisting primarily of planning and travel costs associated with the construction of our new manufacturing facility in Oklahoma. There were no restructuring costs incurred in the comparable period of 2003.

Income from Operations. Income from operations increased $0.5 million or 14.3% to $4.0 million in the third quarter of 2004 from $3.5 million in the third quarter of 2003. Income from operations as a percentage of net sales decreased to 6.7% in the third quarter of 2004 from 7.3% in the third quarter of 2003. The decrease was primarily the result of raw material surcharges and price increases, increased labor and incentive compensation costs, product mix and restructuring costs relating to the relocation of our manufacturing facility to Oklahoma partially offset by improved absorption of fixed costs as a result of the volume increases and continuing cost reduction initiatives.

As a result of the items discussed above, income from operations at each of our segments was as follows:

	Three months ended	Three months ended
Income from Operations by Segment	September 30, 2004	September 30, 2003	$ Change	% Change
	(dollars in millions)
Friction Products	$3.5	$2.8	$0.7	25.0%
Precision Components	0.5	0.4	0.1	25.0%
Performance Racing	0.0	0.3	(0.3)	(100.0%)

Consolidated	$4.0	$3.5	$0.5	14.3%

Interest Expense. Interest expense was flat at $2.6 million in the third quarter of 2004 and 2003. Lower interest rates on our variable rate debt during the three month period ended September 30, 2004 were offset by higher levels of average borrowings on our existing bank facility during the period.

Income Taxes. We recorded a tax provision for our continuing operations of $0.2 million in the third quarter of 2004 compared to $0.9 million in the comparable period of 2003. The income tax rate for the quarter exceeds the current U.S. statutory rate primarily as a result of income from our Italian operation, which has a higher statutory rate than that of the U.S. Our worldwide provision for income taxes is based on our estimated annual tax rates for the year applied to all of our sources of income. Our third quarter provision incorporates our most recent full-year earnings expectations in order to achieve a full-year effective tax rate of approximately 42.9%.

Discontinued Operations, net of tax. In the fourth quarter of 2003, we committed to a plan to divest our motor segment operations. In accordance with generally accepted accounting principles (GAAP), we have accounted for the motor segment in our financial statements on the line item “Discontinued operations, net of tax.” The following is a summary of the results of discontinued operations for the three months ended September 30, 2004 and 2003.

	Three months ended September 30
	2004	2003
	(dollars in millions)
Net sales	$3.4	$3.4
Loss from discontinued operations before income taxes	(0.6)	(0.6)
Income tax benefit	0.2	0.6

Loss from discontinued operations, net of tax	$(0.4)	$(0.0)

Included in the line item “Loss from discontinued operations, net of tax,” for the three months ended September 30, 2004 is a fair market value adjustment (loss) of $0.2 million, net of tax, related to the sale of land and building at our Alton facility.

Net Income. As a result of the factors noted above, we reported net income of $0.6 million, an increase of $0.5 million or 500.0% in the third quarter of 2004 compared to $0.1 million in the comparable prior year period.

FIRST NINE MONTHS OF 2004 COMPARED TO THE FIRST NINE MONTHS OF 2003

Net Sales. Our consolidated net sales for the first nine months of 2004 were $183.0 million, an increase of $28.0 million or 18.1% from the same period in 2003. We experienced sales increases in each of our segments, primarily as a result of the continuing economic recovery in the industrial markets we serve, new product introductions, market share gains in our friction products segment during the period and sales to Pep Boys automotive retail outlets, a new customer of our Hawk Performance® brand brake pads during the second and third quarters of 2004. The effect of foreign currency exchange rates accounted for 2.0% of the 18.1% net sales increase during the nine months ended September 30, 2004.

	Nine months ended	Nine months ended
Net Segment Sales:	September 30, 2004	September 30, 2003	$ Change	% Change
	(dollars in millions)
Friction Products	$112.0	$92.9	$19.1	20.6%
Precision Components	59.3	51.6	7.7	14.9%
Performance Racing	11.7	10.5	1.2	11.4%

Consolidated	$183.0	$155.0	$28.0	18.1%

•	Friction Products. Net sales in the friction products segment were $112.0 million in the first nine months of 2004, an increase of $19.1 million, or 20.6%, compared to $92.9 million in the first nine months of 2003. As a result of improving economic conditions in the industrial markets we serve, new product introductions and market share gains, we experienced increases in our construction, agriculture, heavy truck, aftermarket and aerospace markets. This segment also experienced strong sales growth from our international operations in the first nine months of 2004. Net sales, on a local currency basis, at our Italian facility increased 16.6% in the first nine months of 2004 compared to the first nine months of 2003. The effect of foreign currency exchange rates accounted for 3.3% of the 20.6% net sales increase during the nine months ended September 30, 2004. Additionally, net sales in this segment decreased approximately $2.5 million when compared to the first nine months of 2003, as a result of the sale of our automotive stamping product line in June 2003.

•	Precision Components. Net sales in our precision components segment were $59.3 million in the first nine months of 2004, an increase of 14.9%, or $7.7 million, compared to $51.6 million in the first nine months of 2003. The increase in net sales was primarily attributable to improving conditions in the general industrial segments of the domestic economy. We experienced sales increases in the fluid power, appliance, truck and power tool markets served by this segment. These increases were partially offset by a slight decline in the lawn and garden market during the period.

•	Performance Racing. Net sales in our performance racing segment were $11.7 million in the first nine months of 2004, an increase of 11.4% compared to net sales of $10.5 million in the first nine months of 2003. The increase in revenues was primarily attributable to new product introductions within our transmission business.

Gross Profit. Gross profit increased $7.7 million to $45.1 million during the first nine months of 2004, an increase of 20.6% compared to gross profit of $37.4 million in the comparable period of 2003. The gross profit margin increased to 24.6% of net sales during the first nine months of 2004 from 24.1% of net sales in the comparable prior year period. The increase in our gross profit margin was primarily the result of increased sales volumes during the period resulting in higher absorption of fixed manufacturing costs partially offset by higher raw material prices, production inefficiencies and freight expediting costs resulting from availability issues on steel shipments, increased labor and incentive compensation costs and product mix.

	Nine months ended	Nine months ended
Gross Profit Margin:	September 30, 2004	September 30, 2003	Change
Friction Products	26.1%	25.5%	0.6%
Precision Components	21.8%	20.7%	1.1%
Performance Racing	25.6%	28.6%	(3.0%)
Consolidated	24.6%	24.1%	0.5%

•	Friction Products. Our friction products segment reported gross profit of $29.2 million or 26.1% of its net sales in the first nine months of 2004 compared to $23.7 million or 25.5% of its net sales in the comparable period of 2003. The increase in this segment’s gross profit margin was primarily the result of sales volume increases, our exit from the automotive stamping market and continued emphasis on cost reduction programs. The increase was partially offset by price surcharges on a number of our raw materials, production inefficiencies and freight expediting costs resulting from availability issues on steel shipments, increased labor and incentive compensation costs and product mix.

•	Precision Components. Gross profit in our precision components segment was $12.9 million or 21.8% of its net sales in the first nine months of 2004 compared to $10.7 million or 20.7% of its net sales in comparable period of 2003. The increase in this segment’s margins was primarily the result of sales volumes increases and product mix partially offset by surcharges on our steel powders raw material and continued start-up costs at our China powder metal facility.

•	Performance Racing. Our performance racing segment reported gross profit of $3.0 million of net sales in the first nine months of 2004 and 2003, representing 25.6% of net sales during the first nine months of 2004 compared to 28.6% in the comparable period of 2003. The decline in the gross profit percentage was primarily the result of a voluntary product recall and replacement cost of approximately $0.1 million, increased employee benefit costs and product mix.

Selling, Technical and Administrative Expenses. ST&A expenses increased $3.1 million, or 12.3%, to $28.3 million in the first nine months of 2004 from $25.2 million in the comparable period of 2003. As a percentage of net sales, ST&A decreased to 15.5% of net sales during the first nine months of 2004 compared to 16.3% of net sales in the comparable period of 2003. The increase in ST&A expenses resulted primarily from increased incentive compensation costs, sales and marketing expenses related to the Pep Boys sales program in our friction products segment and costs associated with supporting the growth in our sales and research and development organizations. We spent $4.2 million of our net sales on product research and development in the first nine months of 2004 compared to $3.6 million in the comparable period of 2003.

Restructuring Costs. Restructuring costs in the first nine months of 2004 were $0.5 million consisting primarily of planning and travel costs associated with the construction of our new manufacturing facility in Oklahoma. There were no restructuring costs incurred in the comparable period of 2003.

Income from Operations. Income from operations increased $4.1 million or 35.0% to $15.8 million in the first nine months of 2004 from $11.7 million in the comparable period of 2003. Income from operations as a percentage of net sales increased to 8.6% in the first nine months of 2004 from 7.5% in the comparable period of 2003. The increase was primarily the result of sales volume increases, improved absorption of fixed costs as a result of the volume increases in our friction products and precision component segments and continuing cost reduction initiatives. This increase was partially offset by the raw material surcharges and price increases, production inefficiencies and freight expediting costs, increased labor and incentive compensation costs, product mix and restructuring costs.

As a result of the items discussed above, income from operations at each of our segments was as follows:

	Nine months ended	Nine months ended
Income from Operations by Segment:	September 30, 2004	September 30, 2003	$ Change	% Change
	(dollars in millions)
Friction Products	$11.9	$9.2	$2.7	29.3%
Precision Components	2.9	1.7	1.2	70.6%
Performance Racing	1.0	0.8	0.2	25.0%

Consolidated	$15.8	$11.7	$4.1	35.0%

Interest Expense. Interest expense decreased $0.4 million, or 4.9%, to $7.7 million in the first nine months of 2004 from $8.1 million in 2003. The decrease is primarily attributable to lower interest rates on our variable rate debt partially offset by higher average borrowings on our existing bank facility during the nine month period ended September 30, 2004.

Income Taxes. We recorded a tax provision for continuing operations of $3.2 million in the first nine months of 2004 compared to $2.0 million in the comparable period of 2003. The income tax rate for the nine months ended September 30, 2004 exceeds the current U.S. statutory rate primarily as a result of income from our Italian operation, which has a higher statutory rate than that of the U.S. Our worldwide provision for income taxes is based on our estimated annual tax rates for the year applied to all of our sources of income. Our most recent full-year earnings expectations will require us to recognize a full-year effective tax rate of approximately 42.9%.

Discontinued Operations, net of tax. In the fourth quarter of 2003, we committed to a plan to divest our motor segment operations. In accordance with GAAP, we have accounted for the motor segment in our financial statements on the line item “Discontinued operations, net of tax.” The following is a summary of the results of discontinued operations for the nine months ended September 30, 2004 and 2003.

	Nine months ended September 30
	2004	2003
	(dollars in millions)
Net sales	$9.9	$11.1
Loss from discontinued operations before income taxes	(0.6)	(2.2)
Income tax benefit	0.2	1.1

Loss from discontinued operations, net of tax	$(0.4)	$(1.1)

Included in the line item “Loss from discontinued operations, net of tax,” for the nine months ended September 30, 2004 is a fair market value adjustment (loss) of $0.2 million, net of tax, related to the sale of land and building at our Alton facility taken in September 2004.

Net Income. As a result of the factors noted above, we reported net income of $3.9 million in the first nine months of 2004 compared to $0.7 million in the comparable prior year period, an increase of $3.2 million, or 457.1%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary financing requirements are:

•	for capital expenditures for maintenance, replacement and acquisition of equipment, expansion of capacity, productivity improvements and product development,

•	for funding our day-to-day working capital requirements and

•	to pay interest on, and to repay principal of, our debt.

Our primary source of funds for conducting our business activities and servicing our debt has been cash generated from operations and borrowings under our existing bank facility. The following selected measures of liquidity and capital resources outline various metrics that are reviewed by our management and are provided to enhance the understanding of our business.

Selected Measures of Liquidity and Capital Resources from Continuing Operations

	September 30, 2004	December 31, 2003
	(dollars in millions)
Cash and cash equivalents	$4.2	$3.4
Working capital (1)	$15.5	$13.5
Current ratio (2)	1.2	1.2
Debt as a % of capitalization (3)	69.0%	69.5%
Average number of days sales in accounts receivable	66.3 days	58.5 days
Average number of days sales in inventory	79.3 days	75.3 days

(1)	Working capital is defined as current assets less current liabilities. Beginning in 2002, as required by EITF 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement” (EITF 95-22), the existing bank facility is included in working capital. As of September 30, 2004 and December 31, 2003, there was $33.0 million and $24.1 million outstanding under the existing bank facility, respectively, included in current liabilities.

(2)	Current ratio is defined as current assets divided by current liabilities. Beginning in 2002, as required by EITF 95-22, the existing bank facility is included in working capital. As of September 30, 2004 and December 31, 2003, there was $33.0 million and $24.1 million outstanding under the existing bank facility, respectively, included in current liabilities.

(3)	Debt is defined as long-term debt, including current portion, short-term borrowings, and the existing bank facility. Capitalization is defined as debt plus shareholders’ equity.

Debt

The following table summarizes the components of our debt as of September 30, 2004 and December 31, 2003:

	September 30,	December 31,
	2004	2003
	(in millions)
Short-term debt	$1.0	$1.3
Bank facility	33.0	24.1
Old Senior Notes	66.3	66.2
Other	2.0	3.4

Total debt	$102.3	$95.0

Our existing bank facility (existing bank facility), which is available for general corporate purposes, has a maximum commitment of $52.8 million, including a letter of credit facility of up to $5.0 million, comprised of a $50.0 million revolving credit component and a $2.8 million capital expenditure loan component. The capital expenditure loan component may be used to finance 80% of the cost of new equipment. The existing bank facility matures August 3, 2006. As of September 30, 2004, a total of $33.0 million was outstanding under the existing bank facility and we had $3.5 million of undrawn letters of credit allocated under the existing bank facility. As of September 30, 2004, we had approximately $13.4 million available for future borrowings under the revolving credit component and $0.3 million available for future borrowings under the capital expenditure loan component of the existing bank facility.

As of September 30, 2004, we were in compliance with the financial and other covenants of our existing bank facility.

Under EITF 95-22, we are required to classify all of our outstanding debt under the existing bank facility as a current liability as September 30, 2004 and December 31, 2003. Under the subjective acceleration clause of the existing bank facility, the lending banks may declare a default if they reasonably believe that any of the following events have occurred or could reasonably be expected to occur:

•	a material adverse effect on our business, operations or condition (financial or otherwise);

•	a material adverse effect on our ability, or any subsidiary borrower or guarantor, to comply with the terms and conditions of the existing bank facility;

•	a material adverse effect on the enforceability of any existing bank facility document or the ability of the lending banks to enforce any rights or remedies under any existing bank facility document; or

•	a material adverse effect on the validity, perfection or priority of any lien arising under the existing bank facility.

We do not believe that any of these material adverse effects have occurred or can reasonably be expected to occur. Therefore, we do not believe that the lending banks have any rights to declare a default under the subjective acceleration clause of our existing bank facility.

We have entered into various short-term, variable-rate, debt agreements of up to $3.7 million with local financial institutions at our facilities in Italy and China. Borrowings under short-term credit facilities at our facilities in Italy and China totaled $1.0 million as of September 30, 2004 compared to $1.3 million at December 31, 2003.

Our Old Senior Notes were issued on October 22, 2002. The Old Senior Notes are general unsecured senior obligations of Hawk and are fully and unconditionally guaranteed, on a joint and several basis, by all of our domestic wholly-owned subsidiaries. Our Old Senior Notes accrue interest at a rate of 12% per annum. Interest payments are due December 31 and June 30. In addition, in the event that our leverage ratio exceeds 4.0 to 1.0 for the most recently ended four quarters beginning with the semi-annual period ended December 31, 2002, we are required to pay additional payment in kind (PIK) interest at a rate ranging from .25% to 2.00% until the next semi-annual test period. Any interest payment required under this test will be made by issuing additional new notes. On January 1, 2003 and January 1, 2004, we issued additional PIK interest in the amount of $0.1 million and $0.1 million, respectively, in the form of additional new notes for the test periods ended December 31, 2002 and December 31, 2003. The additional PIK notes are identical in all respects to the Old Senior Notes.

We have the option to redeem the Old Senior Notes in whole or in part during the twelve months beginning December 1, 2003 at 102.50% of the aggregate principal amount thereof and beginning December 1, 2004 at 100% of the aggregate principal amount thereof together with any interest accrued and unpaid to the redemption date. Upon a change of control as defined in the Old Senior Note indenture, each holder of the notes will have the right to require Hawk to repurchase all or any part of such holder’s notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of purchase.

The Old Senior Notes permit us and our subsidiaries to incur additional debt without limitation, provided that we continue to meet a cash flow coverage and a leverage ratio. As of September 30, 2004, we did not meet the cash flow coverage ratio. The failure to meet this ratio does not constitute a default under the Old Senior Note indenture. Rather, the Old Senior Note indenture continues to permit certain other types of debt subject to certain limitations. Our existing bank facility, which is secured by liens on all of our assets and the assets of our domestic subsidiaries, is permitted. We do not believe that our operations will be materially impacted by the limitation on debt arising under the Old Senior Note indenture.

The Old Senior Notes prohibit the payment of cash dividends on our Class A common stock. The Old Senior Notes also contain other covenants limiting our and our subsidiaries ability to, among other things, make certain other restricted payments, make certain investments, permit liens, incur dividend and other payment restrictions affecting subsidiaries, enter into consolidation, merger, conveyance, lease or transfer transactions, make asset sales, enter into transactions with affiliates or engage in unrelated lines of business. These covenants are subject to certain exceptions and qualifications. The Old Senior Notes consider non-compliance with the limitations events of default. In addition to non-payment of interest and principal amounts, the Old Senior Notes also consider default with respect to other debt in excess of $5.0 million an event of default. In the event of a default, the principal and interest could be accelerated upon written notice by 25% or more of the holders of the notes.

On September 30, 2004, we commenced a tender offer for any and all of our Old Senior Notes. In connection with the tender offer, we solicited and received the necessary consent of holders of the Old Senior Notes to eliminate substantially all of the restrictive covenants in the indenture governing the Old Senior Notes.

Cash Flow

The following table summarizes the major components of our cash flow:

	September 30, 2004	September 30,	2003
	(dollars in millions)
Cash provided by operating activities	$4.5	$22.3
Cash used in investing activities	12.7	4.8
Cash provided by (used in) financing activities	7.8	(15.8)
Cash provided by (used in) discontinued operations	1.3	(0.3)
Net increase in cash and cash equivalents	$0.9	$1.4

Our net cash provided by operating activities was $4.5 million for the nine month period ended September 30, 2004 compared to cash provided by operating activities of $22.3 million for the comparable nine month period of 2003. The decrease in cash from operations was attributable to the increase in our net working capital, which resulted from an increase in our accounts receivable and inventories as a result of the net sales increase during the period as well as customary extended payment term programs to the lawn and garden market, primarily in our precision components segment. This increase in working capital was partially offset by increases in our accounts payable during the period. Our net working capital at September 30, 2004 was $48.5 million compared to $37.6 million, exclusive of our existing bank facility, which we are required to classify as a current liability at September 30, 2004 and 2003.

Our net cash used in investing activities was $12.7 million and $4.8 million for the nine month period ended September 30, 2004 and 2003, respectively, for the purchase of property, plant and equipment.

Our net cash provided from financing activities was $7.8 million for the nine month period ended September 30, 2004, as a result of the borrowings on our debt. The increase in borrowings during the nine month period ended September 30, 2004 resulted from the support of increases in our net working capital assets in addition to purchases of property, plant and equipment. Net cash used in financing activities was $15.8 million for the nine month period ended September 30, 2003 as a result of debt paydowns during the period primarily as a result of the decrease in our net working capital assets partially offset by purchases of property, plant and equipment.

We believe that cash flow from operating activities and borrowings under our New Bank Facility (which is discussed in “— Recent Events — New Bank Facility”, starting on Page 25 of this Form 10-Q) will be sufficient to satisfy our working capital, capital expenditures and debt requirements and to finance our continued internal growth needs and restructuring initiatives for the next twelve months.

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

•	our ability to meet the terms of our New Bank Facility and the New Senior Notes, each of which contain a number of significant financial covenants and other restrictions;

•	limitations that may confine our growth as a result of restrictions imposed by the financial covenants;

•	the effect of our debt service requirements on funds available for operations and future business opportunities and our vulnerability to adverse general economic and industry conditions and competition;

•	our ability to effectively utilize all of our manufacturing capacity as the industrial and commercial end-markets we serve improve;

•	the timely completion of the construction of the new facility in our friction products segment;

•	the ability to hire and train qualified people at the new facility;

•	the ability to transfer production to the new facility and commence production at the new facility without causing customer delays or dissatisfaction;

•	the ability to achieve the projected cost savings at the new facility, including whether the cost savings can be achieved in a timely manner;

•	higher than anticipated costs related to the relocation of the friction products segment facility and the sale of our motor segment;

•	whether or not our motor segment can be sold and if sold whether the sale can take place in the time or at the price projected by us;

•	our ability to generate profits at our facilities in China and to turn a profit at our start-up metal injection molding operation;

•	the effect of the transfer of manufacturing to China and other lower wage locations by other manufacturers who compete with us;

•	the impact on our gross profit margins as a result of changes in our product mix;

•	the effect of competition by manufacturers using new or different technologies;

•	the effect on our international operations of unexpected changes in legal and regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, difficulty in accounts receivable collection and potentially adverse tax consequences;

•	the effect of fluctuations in foreign currency exchange rates as our non-U.S. sales continue to increase;

•	our ability to negotiate new agreements, as they expire, with our unions representing certain of our employees, on terms favorable to us or without experiencing work stoppages;

•	the effect of any interruption in our supply of raw materials or a substantial increase in the price of any of the raw materials;

•	the continuity of business relationships with major customers; and

•	the ability of our products to meet stringent Federal Aviation Administration criteria and testing requirements.

Forward-looking statements speak only as of the date they are made, and we undertake no obligation to updated publicly any of them in light of new information or future events.

You must consider these risks and others that are detailed in this Form 10-Q in deciding whether to invest or continue to own our common stock or New Senior Notes.

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

Interest Rate Sensitivity. At September 30, 2004, approximately 33.2%, or $34.0 million, of our total debt bears interest at a variable rate. Our primary interest rate risk exposure results from floating rate debt. If interest rates were to increase 100 basis points (1%) from September 30, 2004 rates, and assuming no changes in debt from September 30, 2004 levels, our additional annual interest expense would be approximately $0.3 million. The interest rates on our long-term debt reflect market rates and therefore, the carrying value of long-term debt approximates fair value.

Foreign Currency Exchange Risk. The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. We currently do not hedge our foreign currency exposure and, therefore, have not entered into any forward foreign exchange contracts to hedge foreign currency transactions. We have operations outside the United States with foreign currency denominated assets and liabilities, primarily denominated in Euros, Canadian dollars, Chinese renminbi and Mexican pesos. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. We do not expect that our unhedged foreign currency balance sheet exposure as of September 30, 2004 will result in a significant impact on our earnings or cash flows.

Inflation Risk. We manage our inflation risks by ongoing review of product selling prices and production costs. In spite of the recent increases to a number of our raw materials, in the form of surcharges and price increases, we do not believe that inflation risks are material to our business, its consolidated financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of September 30, 2004, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Vice President — Finance. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer and Vice President — Finance concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Hawk, including our consolidated subsidiaries, required to be included in reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934. We continue to evaluate the need for improvements in our disclosure controls and procedures, including further formalizing our processes, procedures and policies.

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

ITEM 6. EXHIBITS

     Exhibits:

10.1*	Form of Pledge and Security Agreement – Borrower

10.2*	Form of Collateral Assignment of Security Interest in Trademarks and Licenses, dated as of November 1, 2004, among Hawk Corporation and the other Grantors named therein and Keybank National Association

10.3*	Form of Collateral Assignment of Security Interest in Patents and Patent Applications, dated as of November 1, 2004, among Hawk Corporation and the other Grantors named therein and Keybank National Association

10.4*	Form of Collateral Assignment of Security Interest in Copyrights, dated as of November 1, 2004, among Hawk Corporation and the other Grantors named therein and Keybank National Association

10.5*	Form of Limited License Agreement (Borrower)

10.6*	Amendment No. 1 to Sales Plan, dated as of August 10, 2004, between the Harbert Foundation and Northern Trust Securities

10.7*	First Amendment to Agreement of Employment, Confidentiality and Non-Competition, dated October 5, 2004, between Friction Products Co. and Steven J. Campbell

31.1*	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2004	HAWK CORPORATION
	By:	/s/ Ronald E. Weinberg
Ronald E. Weinberg
Chairman of the Board, CEO and President

	By:	/s/ Joseph J. Levanduski
Joseph J. Levanduski
Chief Financial Officer