Form 10-K
period 2004-12-31
HAWK CORP
filed 2005-03-31
CIK 849240

Part II
Results of Operations
Outlook for 2005
Critical Accounting Policies
EX-21.1 Subsidiaries of Registrant
EX-23.1 Consent
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification
EX-32.2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File No. 001-13797
HAWK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	34-1608156

(State of Incorporation)	(I.R.S. Employer Identification No.)

200 Public Square, Suite 1500, Cleveland, Ohio	44114-2301

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (216) 861-3553
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Class A Common Stock, par value $.01	American Stock Exchange
8 3/4% Senior Notes due 2014	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES ☐  NO ☒
      The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2004 was $40,374,673 (based on the closing price as quoted on the American Stock Exchange on that date).
      As of March 18, 2005, the Registrant had 8,813,353 shares of Class A Common Stock, net of treasury shares, and 0 shares of Class B non-voting Common Stock outstanding. As of that date, non-affiliates held 5,929,346 shares of Class A Common Stock.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the 2005 Proxy Statement of Hawk Corporation are incorporated by reference into Part III of this Form 10-K.
      As used in this Form 10-K, the terms “Company,” “Hawk,” “Registrant,” “we,” “us” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2004.

Part I

ITEM 1.	BUSINESS
Our Company
      Hawk Corporation is a leading supplier of friction products and powder metal precision components for industrial, agricultural, performance and aerospace applications. We focus on designing, manufacturing and marketing products requiring sophisticated engineering and production techniques for applications in markets in which we have achieved a significant market share. Our friction products include parts for brakes, clutches and transmissions used in construction and mining vehicles, agricultural vehicles, trucks, motorcycles and race cars, and brake parts for landing systems used in commercial and general aviation. Our precision and metal injection molded components are used in industrial, consumer and other applications, such as pumps, motors and transmissions, lawn and garden equipment, appliances, small hand tools, trucks and telecommunications equipment. Our performance racing products include premium clutch, transmissions and driveline systems. Our friction products and precision components are made principally from proprietary formulations and designs of composite materials and metal powders.
      Founded in 1989, Hawk Corporation is a holding company, that through our subsidiaries, enjoys customer relationships that span 50 years or more, and has a manufacturing history dating back to 1920. Our common stock has been publicly traded since 1998 under the symbol “HWK”.
      Today, we benefit from a deep and diversified customer base, with approximately 2,500 total customers, none of which accounted for more than 9.5% of our net sales for the year ended December 31, 2004. We are a preferred supplier to many of the world’s largest and most well-known brand name original equipment manufacturers, including Caterpillar, Aircraft Braking Systems, Goodrich, Eaton, Deere, CNH, Hydro-Gear, Sauer-Danfoss, Parker Hannifin, Electrolux and Haldex. We believe that more than 80% of our net sales are from products for which we are the sole source provider for the specific customer application. We offer our customers full service capabilities, from design through production, and work closely with original equipment manufacturers to improve performance and develop product innovations to generate increased sales. We also benefit from a diversified product list, with over 5,000 total products, none of which accounted for more than 5% of our net sales in 2004. We do not target the cyclical consumer automotive sector. Consequently, less than 9% of our net sales in any of the last five years were to the consumer automotive market, and this percentage declined to approximately 5% of our net sales for the year ended December 31, 2004. For the year ended December 31, 2004, we generated net sales of $241.2 million and income from operations of $17.3 million, representing an operating margin of 7.2%, expressed as income from operations as a percent of our net sales.
      Through our subsidiaries, we operate in three reportable segments: friction products, precision components and performance racing.

2004 Sales by Segment

•	Friction Products

We believe that, based on net sales, we are one of the top worldwide manufacturers of friction products used in off-highway, on-highway, industrial, agricultural, performance and aerospace applications. Our friction products segment manufactures parts and components made from proprietary formulations of composite materials, primarily consisting of metal powders and synthetic and natural fibers. Friction products are used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Our friction products include parts for brakes, clutches and transmissions used in construction and mining vehicles, agricultural vehicles, trucks, motorcycles and race cars, and brake parts for landing systems used in commercial and general aviation. We believe we are:

•	a leading domestic and international supplier of friction products for construction and mining equipment, agricultural equipment and trucks,

•	the leading North American independent supplier of friction materials for braking systems for new and existing series of many commercial aircraft models, including the Boeing 737 and 757 and the MD-80, and several regional jets including the Canadair regional jet series,

•	the largest supplier of friction materials for the growing general aviation market, including numerous new and existing series of Gulfstream, Cessna, Lear and Beech aircraft, and

•	a leading domestic supplier of friction products into performance and specialty markets such as motorcycles, race cars, performance automobiles, ATV’s and snowmobiles.

For the years ended December 31, 2004 and 2003, our friction products segment generated net sales of $148.3 million and $121.6 million, representing 61.5% and 60.0% of our total net sales, respectively and reported income from operations of $13.1 million and $8.3 million, representing 75.7% and 76.1%, of our total income from operations, respectively. The foreign operations of our friction products segment represented 32.5% of total friction segment net sales in 2004 compared to 30.5% in 2003.

•	Precision Components

We are a leading supplier of powder metal and metal injection molded precision components used in industrial, consumer and other applications, such as pumps, motors and transmissions, lawn and garden equipment, appliances, small hand tools and telecommunications equipment. We use composite metal alloys in powder form to manufacture high quality custom-engineered metal components. Our precision components segment serves four specific areas of the powder metal marketplace:

•	tight tolerance fluid power components such as pump elements and gears,

•	large powder metal components used primarily in construction equipment, agricultural equipment and trucks,

•	high volume parts for the lawn and garden, appliance and other markets, and

•	metal injection molded parts for a variety of industries, including small hand tools, medical and telecommunications.

For the years ended December 31, 2004 and 2003, our precision components segment generated net sales of $78.6 million and $68.1 million, representing 32.6% and 33.6% of our total net sales, respectively and reported income from operations of $3.5 million and $2.2 million, representing 20.2% of our total income from operations in both 2004 and 2003.

•	Performance Racing

We engineer, manufacture and market premium branded clutch, transmissions and driveline systems for the performance racing market. Through this segment, we supply parts for the National Association for Stock Car Auto Racing (NASCAR), the American LeMans Series (ALMS) and by weekend enthusiasts in the Sports Car Club of America (SCCA) racing clubs as well as in other road racing and competition cars. For the years ended December 31, 2004 and 2003, our performance racing segment generated net sales of $14.3 million and $12.9 million, representing 5.9% and 6.4% of our total net sales, respectively and reported income from operations of $0.7 million and $0.4 million, representing 4.1% and 3.7% of our total income from operations, respectively.
Discontinued Operations
      During the fourth quarter of 2003, we committed to a plan to sell our motor segment, with operations in Monterrey, Mexico and Alton, Illinois. This segment, which manufactures die-cast aluminum rotors for fractional and subfractional horsepower electric motors, failed to achieve a certain level of profitability and, after completing an extensive analysis, we determined that a divestiture of this segment would allow us to concentrate on our major lines of business.
      In the fourth quarter of 2004, we sold certain fixed assets of our Alton, Illinois facility, which had been previously adjusted to their fair market value as of December 31, 2003. In addition, we sold the land and building of this facility, which had previously been included with continuing operations, and recognized a $0.3 million ($0.2 million, net of tax) fair market value adjustment (loss) in the results of discontinued operations.
      In addition, we continue to actively market the sale of the Monterrey, Mexico facility and anticipate selling the remaining portion of the business during 2005.
      We restated our results of operations to reclassify the net earnings, assets, and liabilities of the motors segment as discontinued operations for all periods presented in this report. Corporate expenses previously allocated to this segment have been reallocated to the remaining continuing operations, resulting in a restatement of operating profit by segment (see “Note 3 — Discontinued Operations” to the accompanying consolidated financial statements beginning on page 32 of this Form 10-K).

      Operating results from discontinued operations are summarized as follows:

	2004	2003	2002

	(in millions)
Net sales	$13.0	$14.5	$11.4

Loss from operations, net of tax	$(0.3)	$(5.0)	$(1.9)

Business Strategy
      Our business strategy builds on our corporate strengths and includes the following principal elements:

•	Continued Product Innovation. We believe that we are an industry leader in the development of systems, processes and technologies that enable the manufacturing of friction products with numerous performance advantages, such as greater wear resistance, increased stopping power, lower noise and smoother engagement. We are committed to maintaining our technological advantages. As a result, we are focusing our research and development efforts on improving our existing products and developing materials and technologies for new applications. For example, in our precision components segment, we have embarked on a strategic initiative by investing in advanced equipment containing proprietary technology. We believe this equipment, combined with product developments and new production techniques, will enable us to develop new applications for our existing end markets. For the year ended December 31, 2004, we spent $5.6 million on research and development which represents a 19.1% increase from 2003.

•	Focus on High-Margin, Specialty Applications. We focus on markets that require sophisticated engineering and production techniques and in which we have achieved a significant market share. We seek to compete in markets requiring a high level of engineering expertise and technical capability, rather than in markets in which the primary competitive factor is product pricing. We believe margins for our products in these markets are higher than in other manufacturing markets that use standardized products and that this strategy will continue to provide market stability going forward. Our gross margins were 23.4% in each of the years ended December 31, 2004 and 2003.

•	Capitalize on Aftermarket Opportunities. We estimate that aftermarket sales of friction products have comprised approximately 40% of friction product sales in recent years. Our aftermarket sales enable us to reduce our exposure to adverse economic cycles. Sales of our friction products can offer decades of continued sales for products such as aircraft brakes, heavy duty trucks and construction equipment. In the second quarter of 2004, we announced that Pep Boys launched a national rollout of the complete line of Hawk Performance® brand brake pads. We have also expanded our friction products segment sales force to focus on increasing direct aftermarket sales to fleets and retail customers. In October 2004, we created a new executive position at Hawk to focus on building brand equity and leading the growth of our direct aftermarket sales programs in our friction products segment. For the year ended December 31, 2004 our direct aftermarket sales were $25.2 million, an increase of 19.4% from 2003.

•	Institute Cost-Reduction Initiatives. To maintain our profit margins in highly competitive markets and in periods of rising raw material costs, we aggressively manage our operating cost structure. An example of this commitment to cost management is our plan to close our friction products manufacturing facility in Brook Park, Ohio and move production to a new state of the art facility in Oklahoma that is expected to result in annual pre-tax savings of approximately $2.5 million once full production levels are achieved. We began manufacturing production in the facility in the fourth quarter of 2004 and we expect it to become fully operational in late 2005. Through various cost reduction programs, lean manufacturing initiatives and Six Sigma projects, we continue to look for ways to lower the total cost of producing our products. We use an incentive based compensation system to further align our employees with our focus on providing products of the highest quality and at the lowest cost.

•	Globalization. We have manufacturing facilities in Italy, Canada and China, a sales office in Argentina and a sourcing office in Singapore. Through our friction products segment’s worldwide distribution network, we continue to selectively expand our international operations in established markets throughout Europe, Asia, North America, South America and Australia. In 2003, we constructed a second facility in

China to manufacture powder metal components. We experienced our first sales from this facility at the end of 2003, and anticipate achieving rapid sales growth at this facility in 2005 and beyond, as many of our existing customers are looking to us to provide a high quality source of products for their facilities located in Asia. We also market to domestic Asian customers from this facility. Our international net sales represented $48.4 million, or 20.1%, of our consolidated net sales for the year ended December 31, 2004, and $37.1 million, or 18.3%, of our consolidated net sales in 2003.

      Our principal offices are located at 200 Public Square, Suite 1500, Cleveland, Ohio 44114-2301 and we can be reached by telephone at (216) 861-3553.
Our Principal Markets and Products
      We focus on supplying the off-highway, on-highway, industrial, agricultural, aerospace, and performance racing markets with components that require sophisticated engineering and production techniques for applications where we have achieved a significant market share. We have diversified our end markets through acquisitions and product line expansions. We believe that diversification has reduced our economic exposure to the cyclical effects of any particular industry. For the year ended December 31, 2004, our sales by principal markets were:
2004 Sales by Principal Markets

Friction Products
      Friction products are the replacement elements used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. For example, the friction components in construction vehicles enable their braking systems to slow and stop the vehicles and enable their clutches and transmissions to function in controlling the motion of the vehicles. Our friction products also include friction components for use in automatic and power shift transmissions, clutch facings that serve as the main contact point between an engine and a transmission, and brake components for use in many truck, construction, mining, agriculture, aircraft and specialty vehicle braking systems. Our friction products segment manufactures products made from proprietary formulations of composite materials that primarily consist of metal powders and synthetic and natural fibers.

      Our friction products are custom-designed to meet the performance requirements of a specific application and must meet temperature, pressure, component life and noise level criteria. The engineering required in designing a friction material for a specific application dictates a balance between the component life cycle and the performance application of the friction material in, for example, stopping or starting movement. Friction products are consumed through customary use in a brake, clutch or transmission system and require regular replacement. Because the friction material is the consumable, or wear-related component of these systems, a new friction material introduction engineered for a new system provides us with a long-term opportunity to supply that friction product.
      The principal markets served by our friction segment include manufacturers of truck clutches, transmissions, heavy-duty construction, mining and agricultural vehicle brakes, aircraft brakes, motorcycle, snowmobile and racing and performance automotive brakes. Based on net sales, we believe that we are among the top worldwide manufacturers of friction products used in industrial, agricultural and aerospace applications. We estimate that our direct and indirect aftermarket sales of friction products have comprised approximately 40% of our net friction product sales in recent years. We believe that our aftermarket sales component enables us to reduce our exposure to adverse economic cycles.
      Construction/ Mining/ Agriculture/ Trucks/ Performance and Specialty. We supply a variety of friction products for use in brakes, clutches and transmissions on construction, mining and agriculture equipment, trucks and specialty vehicles. These components are designed to precise friction characteristics and mechanical tolerances permitting brakes to stop or slow a moving vehicle and the clutch or transmission systems to engage or disengage. We believe we are a leading supplier to original equipment manufacturers and to the aftermarket. We also believe that our trademarks, including Velvetouch®, Fibertuff® and Hawk Performance®, are well known to the direct aftermarket for these components. The use of our friction products in conjunction with a new or existing brake, clutch or transmission system provides us with the opportunity to supply the aftermarket with the friction product for the life of the system.

•	Construction and Mining Equipment. We supply friction products such as transmission discs, clutch facings and brake components to manufacturers of construction and mining equipment, including Caterpillar. We believe we are one of the largest domestic supplier of these types of friction products. Replacement components for construction equipment are sold through original equipment manufacturers as well as directly to aftermarket distributors.

•	Agriculture Equipment. We supply friction products such as clutch facings, transmission discs and brake components to manufacturers of agriculture equipment, including John Deere and CNH. We believe we are the one of the largest domestic suppliers of these types of friction products. Replacement components for agricultural equipment are sold through original equipment manufacturers, as well as directly to aftermarket distributors.

•	Medium and Heavy Trucks. We supply friction products for clutch buttons and facings used in medium and heavy trucks to original equipment manufacturers, such as Eaton and ZF Sachs. We believe we are the leading domestic supplier of replacement friction products used in these applications. Replacement components are sold through original equipment manufacturers and directly to aftermarket distributors.

•	Performance and Specialty Friction. We supply friction products for use in specialty applications, such as brake pads for Harley-Davidson motorcycles, the military version of the Hummer and Bombardier, Polaris and Arctic Cat snowmobiles, race cars and performance automotive vehicles. We believe that these markets are experiencing significant growth, and that we have increased our market share with our combination of superior quality and product performance. Our replacement components are sold through original equipment manufacturers, directly to aftermarket distributors and through relationships with national automotive retailers such as Pep Boys.
      Aerospace. We believe we are a leading independent supplier of friction products to the manufacturers of braking systems for the Boeing 727, 737 and 757, the DC-9, DC-10, MD-80 and Bombardier’s Canadair regional jet series used by commuter airlines. We believe we are also the largest supplier of friction products to the general aviation (non-commercial airline, non-military) market, supplying friction materials for aircraft such as Cessna, Lear, Gulfstream and Beechcraft.
      Each aircraft braking system, including the friction products supplied by us, must meet stringent Federal Aviation Administration criteria and certification requirements. New model development and Federal Aviation Administration testing for our aircraft braking system customers generally begins two to five years before full scale production of new braking systems. If we and our aircraft brake system manufacturing partner are successful in obtaining the rights to supply a particular model of aircraft, we will typically supply our friction products for that model’s aircraft braking system for as long as the model continues to fly because it is generally not economically feasible to redesign a braking system once it is certified by the Federal Aviation Administration. Moreover, Federal Aviation Administration maintenance requirements mandate that brake lining components be changed after a specified number of take-offs and landings, which results in a continued and steady market for our aerospace friction products.

Precision Components
      Our precision components segment is a leading supplier of powder metal components consisting primarily of pump, motor and transmission elements, gears, pistons and other component parts for applications ranging from lawn and garden tractors to industrial equipment. The Metal Powder Industries Federation, an industry trade group, estimates that the powder metal market size for automotive and non-automotive applications in North America was over $5 billion in 2004.
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
      Powder metal components can generally be produced at a lower cost per unit than products manufactured with forging, casting or machining technologies due to the elimination of, or substantial reduction in, secondary machining, lower material costs and the virtual elimination of raw material waste. Consequently, there has been a trend of substituting powder metal for forged, cast or machined components. In addition, we are advancing in our core powder metal technology to enable production of powder metal components with improved strength, hardness and durability and greater dimensional precision thereby expanding the number of customer applications available to us.
      Our precision component segment proactively targets four specific niches in the market place:

•	High Precision. Our pressing and finishing capabilities enable us to specialize in tight tolerance fluid power components such as pump elements and gears. In addition, we believe that our machining capabilities provide us with a competitive advantage by giving us the ability to supply a completed part to our customers, typically without any subcontracted precision machining. We expect that our growth in this niche will be driven by customers’ new design requirements and new product applications primarily for pumps, motors and transmissions.

•	Large Size Capability. We have the capability to make powder metal components that are among the largest used in North America. For example, we make reactor plates, which serve as an opposing surface to friction disks made by us, having diameters of up to 19 inches for use in transmissions in construction and mining equipment. We expect our sales of large powder metal components to continue to grow as we create new designs for existing customers and benefit from market growth, primarily in construction, mining, agricultural and truck applications.

•	High Volume. We also target smaller, high volume parts where we can use efficient pressing and sintering capabilities to our best advantage. In this niche, our primary markets have been powder metal components for the lawn and garden, home appliance, power hand tool, truck, automotive and business equipment markets. We believe that our high volume capabilities provide us with opportunities to cross-sell numerous of our other precision components to customers of high precision and large size parts. Several of our leading original equipment customers have a variety of applications that we supply from both our friction and precision components segments.

•	Metal Injection Molding. We also manufacture small, complex metal injection molded parts for a variety of industries, such as small hand tools, medical and telecommunications. We believe that many traditional powder metal customers may also be attractive prospects for metal injected molded parts.

Performance Racing
      We supply premium clutch, transmissions and driveline systems under our Quarter Master and Tex Racing brands. These products are used by leading teams in NASCAR, ALMS and by weekend enthusiasts in the SCCA racing clubs, as well as in other road racing and oval track competition cars. We supply the official brake pad of the SCCA and are a participating sponsor of the SCCA and several other racing series.
Our Business Segments
      The following table sets forth comparative operating results and total assets by each of our operating segments:

	Year ended December 31,

	2004		2003		2002

	(dollars in millions)
Net sales to external customers:
Friction products	$148.3	61.5%	$121.6	60.0%	$106.1	57.1%
Precision components (1)	78.6	32.6%	68.1	33.6%	67.2	36.1%
Performance racing	14.3	5.9%	12.9	6.4%	12.6	6.8%

Consolidated	$241.2	100.0%	$202.6	100.0%	$185.9	100.0%

Gross profit:
Friction products	$36.5	64.6%	$29.5	62.2%	$25.4	57.5%
Precision components (1)	16.6	29.4%	14.5	30.6%	15.1	34.1%
Performance racing	3.4	6.0%	3.4	7.2%	3.7	8.4%

Consolidated	$56.5	100.0%	$47.4	100.0%	$44.2	100.0%

Income from operations
Friction products	$13.1	75.7%	$8.3	76.1%	$7.8	60.0%
Precision components (1)	3.5	20.2%	2.2	20.2%	4.3	33.1%
Performance racing	0.7	4.1%	0.4	3.7%	0.9	6.9%

Consolidated	$17.3	100.0%	$10.9	100.0%	$13.0	100.0%

	December 31,

	2004	2003

	(in millions)
Total assets:
Friction products	$114.6	$101.2
Precision components (1)	85.5	77.0
Performance racing	12.4	11.0

Continuing operations	212.5	189.2
Discontinued operations	4.5	4.3

Consolidated	$217.0	$193.5

(1)	A line of business formerly associated with our motors segment, which was discontinued as of December 31, 2003, was retained by us and production was transferred to a facility within our precision components segment effective July 1, 2004. Net sales from this line of business were $0.8 million through the date of transfer effective July 1, 2004 and $1.2 million and $1.3 million for the years ended December 31, 2003, and 2002, respectively. All prior periods have been reclassified to reflect this change.
Our Manufacturing Processes
      The manufacturing processes for most of our friction products, performance brake products and powder metal precision components are similar. In general, all use composite metal alloys in powder form to make high quality powder metal components. The basic manufacturing steps of blending/compounding, molding/compacting, sintering (or bonding) and secondary machining/treatment are as follows:

•	Blending/compounding: Composite metal alloys in powder form are blended with lubricants and other additives according to scientific formulas, many of which are proprietary. The formulas are designed to produce precise performance characteristics necessary for a customer’s particular application. We often work together with our customers to develop new formulas that will produce materials with greater energy absorption characteristics, durability and strength.

•	Molding/compacting: At room temperature, a specific amount of a powder alloy is compacted under pressure into a desired shape. Our molding presses are capable of producing pressures of up to 3,000 tons. We believe that we have some of the largest presses in the powder metal industry, enabling us to produce large, complex components. We can also create complex shapes not obtainable with conventional powder metal presses with our metal injection molding and advanced technology equipment.

•	Sintering: After compacting, molded parts are heated in furnaces to specific temperatures slightly below melting, enabling metal powders to metallurgically bond, harden and strengthen while retaining their desired shape. For friction materials, the friction composite part is also bonded directly to a steel plate or core, creating a strong continuous metallic part.

•	Secondary machining/treatment: If required by customer specifications, a sintered part undergoes additional processing. This processing is generally necessary to attain increased hardness or strength, tighter dimensional tolerances or corrosion resistance. To achieve these specifications, parts are heat or steam treated, precision coined or flattened, ground, machined or treated with a corrosion resistant coating.
      Some of our friction products, including those used in oil-cooled brakes and power shift transmissions, do not require all of the foregoing steps. For example, composite cellulose friction materials are molded under high temperatures and cured in electronically-controlled ovens and then bonded to a steel plate or core with a resin-based polymer. Also, our metal injection molding operation does not compact a powder alloy under pressure, but rather injects a powder slurry into a mold to form the desired shape.

Our Quality Control Procedures
      Throughout our design and manufacturing process, we focus on quality control. For product design, each manufacturing facility uses state-of-the-art testing equipment to replicate virtually any application required by our customers. This equipment is essential to our ability to manufacture components that meet stringent design and customer specifications. To ensure that tolerances have been met and that the requisite quality is inherent in our finished products, we use statistical process controls, a variety of electronic measuring equipment and computer-controlled testing machinery. We have also established quality control programs within each of our facilities to detect and prevent potential quality problems.
      In 2001, we launched a Six Sigma initiative focused on creating a culture of continuous improvement. Six Sigma is a discipline that aims to eliminate costly process variation in a company’s operations and bring more value to its customers. To achieve this, Six Sigma managers use statistical and root cause analysis to locate process and product variations.
Our Global Operations
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
      Net sales from our international facilities represented $48.4 million, or 20.1% of our consolidated net sales in 2004 compared to $37.1 million or 18.3% of our consolidated net sales in 2003.
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
      We also believe that our precision components business is able to produce a wide range of products from small precise components to large parts. We have presses that produce some of the largest powder metal parts in the world, and our powder metal technology permits the manufacture of complex components with specific performance characteristics and close dimensional tolerances that would be impractical to produce using conventional metalworking processes such as forging, casting or machining. With our metal injection molding technology, we are able to create complex shapes previously not available using conventional powder metal technology.
      Our expenditures for product research and development and engineering were $5.6 million for the year ended December 31, 2004 compared with $4.7 million in 2003, an increase of 19.1%.
Our Customers
      We seek to provide advanced solutions to customers, enhancing our long-term relationships. Our engineers work closely with our customers to develop and design new products and improve the performance of existing products. We believe that more than 80% of our sales are from products and materials for which we are the sole source provider for the specific customer application. Our predecessors developed, and we have continued to build, relationships with a number of customers dating back over 50 years. Our commitment to quality, service and on-time delivery has enabled us to build and maintain strong and stable customer relationships. We believe that strong relationship with our customers provide us with significant competitive advantages in obtaining and maintaining new business opportunities.
      We sell our friction products and powder metal components to a diversified group of original equipment manufacturers, second tier component suppliers, retailers and distributors in a wide variety of markets. In addition, through our performance racing segment we sell transmissions, clutches and other driveline components directly to some of the most recognizable race teams in NASCAR as well as to distributors serving other race enthusiasts. Our top five customers represent 28.5% of our consolidated net sales in 2004, and 26.5% of our consolidated net sales in 2003. No one customer exceeded 9.5% of our consolidated net sales in 2004 or 2003.
How We Market and Sell Our Products
      We market our products globally through product managers and direct sales professionals, who operate primarily from our facilities in the United States, Italy, China and Canada, a sales office in Argentina and a sourcing office in Singapore. Our product managers and sales force work directly with our engineers who provide the technical expertise necessary for the development and design of new products and for the improvement of the performance of existing products. Our friction products are sold both directly to original equipment manufacturers and to the aftermarket through our original equipment customers and a network of distributors and representatives throughout the world. We also sell our precision components to original equipment manufacturers through independent sales representatives. Sales to customers in our performance racing segment are sold directly to race teams and distributors throughout the world.
Our Competition
      Our success depends on our ability to continue to meet our customers’ changing specifications with respect to reliability and timeliness of delivery, technical expertise, product design capability, manufacturing expertise, operational flexibility and customer service.
      We compete for new business principally at the beginning of the development of new applications and at the redesign of existing applications by our customers. For example, new model development for our aircraft braking system customers generally begins two to five years before full-scale production of new braking systems. Initiatives by customers to upgrade existing products typically involve long lead times as well. We also compete with manufacturers using different technologies, such as carbon composite (carbon-carbon) friction materials for aircraft braking systems. Carbon-carbon braking systems are significantly lighter than the metallic aircraft braking systems that we supply friction materials for, but are generally more expensive. The carbon-carbon brakes are typically used on wide-body aircraft, such as the Boeing 747, 767 and 777, and on military aircraft, where the advantages in reduced weight may justify the additional expense.
      In addition, as our powder metal components are increasingly substituted for wrought steel or iron components due to advances in our powder metal technology, we increasingly compete with companies using forging, casting or machining technologies to produce precision components. Powder metal components can often be produced at a lower cost per unit than products manufactured with forging, casting or machining technologies due to the elimination of, or substantial reduction in, secondary machining, lower material costs and the virtual elimination of raw material waste.
The Suppliers and Prices of Raw Materials We Use
      We require substantial amounts of raw materials, including copper and iron powders, steel and custom-fabricated cellulose sheet. Substantially all of the raw materials we require are purchased from third party suppliers and are generally in adequate supply. However, the availability and costs of raw materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation among their customers to other purchasers, interruptions in production by suppliers and changes in exchange rates and worldwide price and demand levels. We are not currently party to any material long-term supply agreements. Our inability to obtain adequate supplies of raw materials for our products at favorable prices could have a material adverse effect on our business, financial condition or results or operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. Throughout 2004, we experienced an increase in the costs of our copper and iron powders and steel, the majority of which have been passed onto our customers in the form of price increases.
Government Regulation of Our Businesses
      Our sales to manufacturers of aircraft braking systems represented 10.0% of our consolidated net sales in 2004 and 11.1% of our consolidated net sales in 2003. Each aircraft braking system, including the friction products supplied by us, must meet stringent Federal Aviation Administration criteria and testing requirements. We have been able to meet these requirements in the past and we continuously review Federal Aviation Administration compliance procedures to help ensure our continued and future compliance.
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
Our Intellectual Property
      Our federally registered trademarks include Hawk®, Wellman Friction Products®, Wellman Products Group®, Hawk Precision Components Group®, Velvetouch®, Hawk Brake®, Hawk Performance®, Fibertuff®, Feramic®, Velvetouch Feramic®, Velvetouch Organik®, Conversioneering®, Quarter Master® and Tex Racing®. Velvetouch®, Fibertuff® and Hawk Performance® are our principal trademarks for use in the friction products direct aftermarket segment. Although we maintain patents related to our business, we do not believe that our competitive position is dependent on patent protection or that our operations are dependent on any individual patent. To protect our intellectual property, we rely on a combination of internal procedures, confidentiality agreements, patents, trademarks, trade secrets law and common law, including the law of unfair competition.

Personnel
      At December 31, 2004, we had approximately 1,260 domestic employees and 380 international employees at our continuing operations. Approximately 190 employees at our Brook Park, Ohio plant are covered under a collective bargaining agreement with the Paper, Allied Industrial, Chemical and Energy Workers International Union expiring in October 2005; approximately 30 employees at our Akron, Ohio facility are covered under a collective bargaining agreement with the United Automobile Workers expiring in July 2006; and approximately 200 employees at our Orzinuovi, Italy plant are represented by a national mechanics union agreement that expires in December 2005. The Italian employees are also covered by a local union agreement that expires in December 2005. We have experienced no material work stoppages and believe we have good relations with our employees and their unions. We have previously announced our intention to close our Brook Park, Ohio facility. We expect this closure to be completed during 2005 as we continue to move operations to our new manufacturing facility in Catoosa, Oklahoma.

ITEM 2.	PROPERTIES
      Hawk’s world headquarters is located in Cleveland, Ohio. We maintain manufacturing, research and development, sourcing, sales and administrative facilities at 17 locations in 6 countries. We are a lessee under operating leases for some of our properties and equipment. Hawk’s principal research and development facility is located in Solon, Ohio. In addition, research and development is also performed in a number of the operating divisions’ facilities. We believe that substantially all of our property and equipment is maintained in good condition, adequately insured and suitable for its present and intended use.

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
      No matters were submitted to a vote of security holders during the fourth quarter of 2004.
Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our Class A Common Stock has traded on the American Stock Exchange under the symbol “HWK” since January 7, 2004. From the period May 12, 1998 through January 6, 2004, our stock traded on the New York Stock Exchange. The following table sets forth, for the fiscal periods indicated, the high and low closing prices of our common stock as reported on the American and New York Stock Exchanges.
Quarterly Stock Prices

	Quarter Ended	High	Low

2004
	March 31, 2004	$5.90	$3.62
	June 30, 2004	$6.99	$4.25
	September 30, 2004	$8.19	$6.26
	December 31, 2004	$8.98	$7.42
2003
	March 31, 2003	$2.75	$1.96
	June 30, 2003	$4.53	$2.35
	September 30, 2003	$4.35	$3.11
	December 31, 2003	$4.10	$3.40

      The closing sale price for our common stock on December 31, 2004 was $8.64.
      Shareholders of record as of March 18, 2005 numbered 78. We estimate that an additional 1,100 shareholders own stock in their accounts at brokerage firms and other financial institutions.
      We have never declared or paid, and do not intend to declare or pay, any cash dividends on Class A common stock for the foreseeable future and intend to retain earnings for the future operation and expansion of our business. If we were to pay dividends, under the terms of our Bank Facility, we are limited to $2.0 million in dividend payments per annum, as long as there is no event of default and we have availability under our Bank Facility in excess of $10.0 million.

ITEM 6.	SELECTED FINANCIAL DATA

Years ended December 31,	2004	2003	2002	2001	2000

	(in millions, except per share data)
Income Statement Data:
Net sales	$241.2	$202.6	$185.9	$176.9	$195.9
Gross profit	56.5	47.4	44.2	40.7	53.9
Pension curtailment and contractual termination benefit costs(1)		1.9
Restructuring costs(2)	1.1			1.1
Income from operations(3)	17.3	10.9	13.0	7.2	21.4
Income (loss) from continuing operations before income taxes	1.5	(0.4)	0.8	(2.2)	6.7
Discontinued operations, net of tax	(0.3)	(5.0)	(1.9)	(2.1)	(0.9)
Cumulative effect of change in accounting principle, net of tax			(17.2)
Net income (loss)	$1.1	$(5.4)	$(18.3)	$(4.3)	$5.8
Earnings (Loss) Per Share:
Basic earnings (loss) from continuing operations, after income taxes	$.15	$(.07)	$.08	$(.27)	$.77
Discontinued operations	(.04)	(.58)	(.22)	(.25)	(.11)
Cumulative effect of change in accounting principle			(2.01)

Basic earnings (loss) per share	$.11	$(.65)	$(2.15)	$(.52)	$.66

Diluted earnings (loss) from continuing operations, after income taxes	$.15	$(.07)	$.08	$(.27)	$.77
Discontinued operations	(.04)	(.58)	(.22)	(.25)	(.11)
Cumulative effect of change in accounting principle			(2.00)

Diluted earnings (loss) per share	$.11	$(.65)	$(2.14)	$(.52)	$.66

Other Data:
Depreciation	$10.1	$10.1	$10.2	$10.7	$10.4
Amortization(4)	0.7	0.8	0.8	3.8	3.4
Capital expenditures (including capital leases and financed capital expenditures)	18.3	11.2	9.7	8.5	8.5

December 31,	2004	2003	2002	2001	2000

	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$6.8	$3.4	$1.7	$3.1	$4.0
Working capital(5)	51.4	13.5	9.1	31.5	36.5
Property plant and equipment, net	70.0	63.1	61.8	61.7	65.0
Assets of discontinued operations	4.5	4.3	10.4	14.7	13.4
Total assets	217.0	193.5	192.9	204.1	215.4
Liabilities of discontinued operations	4.3	3.7	2.8	1.4	1.1
Total indebtedness (including capital leases)	113.0	95.0	108.3	97.8	104.2
Shareholders’ equity	44.7	41.7	44.8	66.4	71.7

(1)	Reflects a one-time, non-cash charge related to the pension curtailment and contractual termination benefit costs associated with the announced closure of the Brook Park, Ohio friction segment facility.
(2)	In 2004, reflects planning, travel, severance and moving costs associated with the closure of the Brook Park, Ohio facility and the construction of the new facility in Catoosa, Oklahoma (see “Note 4 — Restructuring” to the accompanying consolidated financial statements beginning on page 32 of this Form 10-K). In 2001, reflects primarily a work force reduction at our domestic facilities of approximately 160 salaried and production personnel.
(3)	In accordance with the non-amortization provisions of SFAS 142 (see “Note 2 — Significant Accounting Policies” to the accompanying consolidated financial statements beginning on page 32 of this Form 10-K), we discontinued the amortization of goodwill in 2002.
(4)	Amortization outlined in this table does not include deferred financing amortization of $0.4 million in 2004, $0.8 million in 2003, $0.6 million in 2002, $0.6 million in 2001 and $0.6 million in 2000, which is included in interest expense on the Consolidated Statement of Operations.
(5)	Working capital is defined as current assets less current liabilities. Beginning in 2002 and through its retirement in the fourth quarter of 2004, our then existing bank facility was included as a liability in working capital, as required by EITF 95-22. As of December 31, 2003 and 2002 there was $24.1 million and $36.3 million outstanding under the then existing bank facility, respectively. See “Note 6 — Financing Arrangements” to the accompanying audited consolidated financial statements beginning on page 32 of this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Results of Operations
      Through our subsidiaries, we operate in three reportable segments: friction products, precision components and performance racing. Our results of operations are affected by a variety of factors, including but not limited to, general economic conditions, customer demand for our products, competition, raw material pricing and availability, labor relations with our personnel and political conditions in the countries in which we operate. We sell a wide range of products that have a corresponding range of gross margins. Our consolidated gross margin is affected by product mix, selling prices, material and labor costs as well as our ability to absorb overhead costs resulting from fluctuations in demand for our products.
      In the fourth quarter of 2003, we committed to a plan to sell our motor segment, which had operations in Alton, Illinois and Monterrey, Mexico. This segment, which manufactures die-cast aluminum rotors for fractional and sub-fractional horsepower electric motors, failed to achieve a certain level of profitability, and, after completing an extensive analysis, we determined that a divestiture of this segment would allow us to concentrate on our core segments of friction products and precision components. In the fourth quarter of 2004, we sold certain fixed assets of our Alton, Illinois facility, which had been previously adjusted to their fair market value as of December 31, 2003. In addition, we recognized a fair market value adjustment (loss) of $0.3 million ($0.2 million, net of tax) on the sale of the land and building of this facility, which was included in the results of discontinued operations. We continue to actively market the sale of the Monterrey, Mexico facility and anticipate selling the remaining portion of the business during 2005. We restated our results of operations for this segment to reclassify its net operations, assets and liabilities as discontinued for all periods presented in this report and these results are not included in this discussion of our results of operations.
      Also in the fourth quarter of 2003, we committed to a restructuring program to achieve cost savings in our friction products segment by moving operations at our Brook Park, Ohio location to a new production facility in Catoosa, Oklahoma. We recently completed construction of our new manufacturing facility. Manufacturing began in late 2004 in that facility and will ramp up throughout 2005. When fully operational, we expect annual savings of approximately $2.5 million from the facility. In connection with the planned closure of the Ohio facility, we reported pre-tax restructuring costs of $1.1 million in 2004 related to the relocation and employee severance expenses. In addition, we recorded a $1.9 million charge in the fourth quarter of 2003 related to the curtailment and contractual termination benefit costs of a defined benefit pension plan covering certain union employees of the Ohio facility. We expect to incur additional pre-tax restructuring charges of approximately $4.0 million to $4.5 million in 2005 to complete this project.
      In 2004, our income from operations increased $6.4 million to $17.3 million, or 58.7%, from the prior year. This increase in operating income was primarily the result of increased sales volumes at all of our segments and continued implementation of lean manufacturing and cost reduction programs throughout the organization. The improvement in operating income resulted despite price increases in our primary raw materials, change in product mix, increased labor and incentive compensation costs and restructuring costs related to the move to Oklahoma. Although we have successfully passed on surcharges and price increases to our customers, a lag in that process negatively impacted our results in 2004 by approximately $1.1 million.

Outlook for 2005
      Based on our current view of the markets we serve, and new business awarded by customers during 2004, we believe that our 2005 net sales will increase between 10% and 12% compared to 2004 levels. We also expect to incur additional pre-tax restructuring charges of approximately $4.0 million to $4.5 million in 2005 to complete the move of our operations at our Brook Park, Ohio location to a new production facility in Catoosa, Oklahoma. After giving affect to the charges related to the relocation of the new manufacturing facility, we expect income from operations to increase by 7% to 9% for the full year 2005 when compared to 2004.
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
      Hawk reviews its financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. We base our estimates and assumptions on historical experience and other factors that we consider relevant. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material. However, historically our estimates have not been materially different from actual results. Hawk’s critical accounting policies include the following:

•	Revenue Recognition. Revenues are recognized when products are shipped and title has transferred to the customer.

•	Allowance for Doubtful Accounts. Our policy regarding the collectibility of accounts receivable is based on a number of factors. In circumstances where a specific customer is unable to pay its obligations, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount that we reasonably expect to collect. If circumstances change, estimates of the recoverability of the amounts due us could change.

•	Inventory Reserves. Reserves for slow moving and obsolete inventories are developed based on historical experience and product demand. We regularly evaluate the adequacy of our inventory reserves and make adjustments to the reserves as required.

•	Goodwill. Goodwill represents the excess of the cost of companies we acquired over the fair value of their net assets as of the date of acquisition. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), our policy is to evaluate the carrying value of our goodwill and indefinite-lived intangible assets at least annually, or more frequently if there is a significant adverse event or change in the environment in which one of our business unit operates. An impairment loss would be recorded in the period such determination is made. In assessing the recoverability of our goodwill, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future discounted cash flows are highly subjective judgments based on our experience and knowledge of operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If actual results are materially different than the assumptions used, impairment could result. We performed the annual impairment test as of October 31, 2004 and 2003 and concluded that the fair value of the reporting units exceeded their carrying values. (See “Note 2 — Significant Accounting Policies” to the accompanying audited consolidated financial statements beginning on page 32 of this Form 10-K).

•	Long-Lived Assets. Long-lived assets (excluding goodwill) are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future undiscounted cash flows are highly subjective judgments based on our experience and knowledge of operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. Based on our review, we recorded a pre-tax, non-cash impairment charge of $4.5 million in the fourth quarter of 2003 to our motor segment. This segment is reported as a discontinued operation for all periods presented in this report. Other than as noted above, there were no impairment charges recorded in 2004, 2003 or 2002. (See “Note 3 — Discontinued Operations” to the accompanying audited consolidated financial statements beginning on page 32 of this Form 10-K).

•	Pension Benefits. We account for our defined benefit pension plans in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87) which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant element in determining our pension income (expense) in accordance with SFAS 87 is the expected return on plan assets. We assumed that the expected weighted average long-term rate of return on plan assets will be 8.6% for 2005 which is consistent with the rate used for 2004. Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable. However, should the rate of return differ materially from our assumed rate we could experience a material adverse effect on the funded status of our plans and our future pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense). Our cumulative unrecognized net actuarial loss on pension assets as of December 31, 2004 and 2003 was $7.8 million and $8.0 million, respectively.

We determine the discount rate to be used to discount plan liabilities at their measurement date, December 31. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. At December 31, 2004, we determined this rate to be 6.0%. Changes in discount rates over the past three years have not materially affected pension income (expense), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred as permitted by SFAS 87.

We expect pension expense to be approximately $1.1 million in 2005. This compares to $1.3 million in 2004 and $3.6 million (including pension curtailment and contractual termination benefit costs of $1.9 million) in 2003.

We expect cash contributions to our pension plans to be $1.8 million in 2005. This compares to contributions of $1.6 million in 2004 and $1.1 million in 2003.

•	Income Taxes. Our effective tax rate, taxes payable and other tax assets and liabilities reflect the current tax rates in the domestic and foreign tax jurisdictions in which we operate. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for reporting and income tax purposes. As of December 31, 2004 and 2003, we had net U.S. federal operating loss carryforwards (NOL) of $16.5 million and $7.9 million, respectively, and alternative minimum tax (AMT) credit carryforwards of $1.0 million and $1.1 million, respectively.

SFAS No 109, Accounting for Income Taxes, (SFAS 109) provides certain guidelines to follow in making the determination of the need for a valuation allowance. We must show that taxable income is expected to be available for future periods sufficient to realize the benefits of temporary differences and carryforwards to not record an allowance. We have identified strategies which, if implemented, would enable us to realize the aforementioned tax benefits, and therefore, we have determined that no valuation allowance is required as of December 31, 2004.

•	Foreign Currency Translation and Transactions. Assets and liabilities of our foreign operations are translated using year-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in a separate component of our shareholder’s equity. As of December 31, 2004 we recorded a translation gain through shareholders’ equity of $1.0 million. This gain was attributable to the strength of the Euro throughout 2004. In 2003, we reported a translation gain of $2.3 million. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Accounts receivable or payable in foreign currencies, other than the subsidiary’s local currency, are translated at the rates of exchange prevailing at the date of the transaction. The effect of the transaction’s gain or loss is included in other income (expense), net in our consolidated statement of operations. Foreign currency transaction losses were $0.1 million in both 2004 and 2003.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Our continuing operations are organized into three strategic segments. These segments include friction products, precision components and performance racing. In the fourth quarter of 2003 we committed to selling our motor segment. As a result, we have classified this business as discontinued.
      Net Sales. Our consolidated net sales in 2004 were $241.2 million, an increase of $38.6 million or 19.1% from the same period in 2003. We experienced sales increases in all of our segments, primarily a result of the continuing economic recovery during 2004 in the industrial markets we serve, new product introductions and market share gains during the year. Foreign currency exchange rates caused net sales for the full year 2004 to increase by 2.0%.

			$	%
Net Segment Sales:	2004	2003	Increase	Increase

	(dollars in millions)
Friction Products	$148.3	$121.6	$26.7	22.0%
Precision Components	78.6	68.1	10.5	15.4%
Performance Racing	14.3	12.9	1.4	10.9%

Consolidated	$241.2	$202.6	$38.6	19.1%

•	Friction Products. Net sales in the friction products segment, our largest, were $148.3 million in 2004, an increase of $26.7 million, or 22.0%, compared to $121.6 million 2003. As a result of new product introductions, market gains, and market share gains, we experienced increases in most of our major markets, including construction and mining, agriculture, heavy truck, aerospace, and direct aftermarket. This segment continued to experience strong sales growth from our international operations in 2004. Net sales, exclusive of any translation gains, at our Italian facility increased 27.2% in 2004 compared to 2003, as a result of new product introductions and market share gains. Net sales at our Chinese facility were up 206.4% in 2004 compared to 2003. Foreign currency exchange rates caused the friction segment’s sales for the full year 2004 to increase by 3.3%. Our sales to the construction and mining markets were up 40.8% in 2004 compared to 2003, as a result of strong economic conditions in that market as well as market share gains achieved by us. Our sales to the truck market increased by 28.2% in 2004 compared to 2003 as our customers supported the continued growth in new truck builds and aftermarket service requirements to existing truck fleets during the year. Our sales to the agriculture market increased 19.7% during the year as we benefited from a strong farm economy in North America. Our sales to the aerospace market were up 6.8% in 2004 compared to 2003 as commercial air travel continued to show a positive growth trend.

During 2004, we refocused our efforts on the friction direct aftermarket that we service through the Velvetouch® and Hawk Performance® brand names. Sales in this product category were up 19.4% to $25.2 million in 2004 compared to 2003. In the second quarter of 2004, we shipped an initial stocking order to Pep Boys automotive retail outlets for the national rollout of Hawk Performance® brand brake pads throughout their chain.

•	Precision Components. Net sales in our precision components segment were $78.6 million in 2004, an increase of 15.4% compared to 2003. The increase in net sales was primarily attributable to continued improving conditions in the general industrial segments of the domestic economy served by this segment. We experienced sales increases in the fluid power, automotive, appliance, truck and power tool markets served by this segment. These increases were partially offset by a slight decline in the lawn and garden market during the year due primarily to an engineering change that eliminated a product previously supplied by us. Our precision component segment began production and sale of product from its new powder metal production facility in China during the fourth quarter of 2003.

•	Performance Racing. Net sales in our performance racing segment were $14.3 million, an increase of 10.9% compared to net sales of $12.9 million in 2003. The increase in revenues was primarily attributable to the introduction of new clutch and transmission products during the year.
      Gross Profit. Gross profit increased $9.1 million to $56.5 million during 2004, a 19.2% increase compared to gross profit of $47.4 million in 2003. Our gross profit margin held steady at 23.4% of net sales in 2004 and 2003 despite production efficiencies experienced due to volume increases, offset by significant increases in our basic raw material costs, changes in product mix, as well as increased labor and incentive compensation costs during 2004.

Gross Profit Margin:	2004	2003	Change

Friction Products	24.6%	24.3%	0.3%
Precision Components	21.1%	21.3%	(0.2%)
Performance Racing	23.8%	26.4%	(2.6%)
Consolidated	23.4%	23.4%	0.0%

•	Friction Products. Our friction products segment reported gross profit of $36.5 million or 24.6% of its net sales in 2004 compared to $29.5 million or 24.3% of its net sales in 2003. The increase in our gross profit margin was primarily the result of sales volume increases that provided a higher absorption of fixed manufacturing costs and continued emphasis on operational efficiencies. We achieved an increase in gross margin in 2004 despite increased raw material costs, changes in product mix and increased operating costs to support the higher sales volumes during the year.

•	Precision Components. Gross profit in our precision components segment was $16.6 million or 21.1% of its net sales in 2004 compared to $14.5 million or 21.3% of its net sales in 2003. The slight decrease in this segment’s margins was primarily the result of raw material cost increases in 2004 as well as continuing start-up costs associated with this segment’s new operation in China and start up costs associated with our new technology initiatives. We will continue to provide start-up support to the China operation and expect this operation to achieve profitability at the gross profit line during 2005.

•	Performance Racing. Our performance racing segment reported gross profit of $3.4 million or 23.8% of net sales in 2004 compared to $3.4 million or 26.4% of net sales in 2003. The decline in gross profit in 2004 was primarily the result of product mix.
      Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses increased $3.7 million, or 11.0%, to $37.4 million in 2004 from $33.7 million during 2003. As a percentage of net sales, ST&A decreased to 15.5% in 2004 compared to 16.6% in 2003. The increase in ST&A expenses resulted primarily from increased personnel costs to support the sales volume increase, increased expenses to support our direct aftermarket marketing programs, increased incentive compensation and discretionary profit sharing contribution expense and higher levels of research and development spending during 2004. We spent $5.6 million, or 2.3% of our net sales on product research and development in 2004 compared to $4.7 million, or 2.3%, in 2003.

      Restructuring Costs. In 2004, we recorded a charge of $1.1 million to reflect the planning, severance and moving costs associated with the construction of our new friction manufacturing facility in Oklahoma. There were no restructuring costs related to this project incurred during 2003.
      Income from Operations. Income from operations increased $6.4 million or 58.7% to $17.3 million in 2004 from $10.9 million in 2003. Income from operations as a percentage of net sales increased to 7.2% in 2004 from 5.4% in 2003. The increase was primarily the result of increased sales volumes which provided a higher absorption of fixed manufacturing costs, and continued cost reduction programs throughout the organization. This increase was partially offset by surcharges and price increases on our raw materials, changes in product mix, increased labor and incentive compensation costs and increased friction aftermarket sales and marketing costs.
      As a result of the items discussed above, income from operations at each of our segments was as follows:

Income from Operations by Segment:	2004	2003	$ Increase	% Increase

	(dollars in millions)
Friction Products	$13.1	$8.3	$4.8	57.8%
Precision Components	3.5	2.2	1.3	59.1%
Performance Racing	0.7	0.4	0.3	75.0%

Consolidated	$17.3	$10.9	$6.4	58.7%

      Interest Expense. Interest expense decreased $0.5 million, or 4.6%, to $10.3 million in 2004 from $10.8 million in 2003. The decrease is primarily attributable to lower interest rates on our variable rate debt partially offset by higher average borrowings during the year. Additionally, in November 2004, we initiated an exchange offer of our Old Senior Notes and issued $110.0 million of new Senior Notes. The interest rate on our new Senior Notes decreased from 12% to 8.75%; however, the principal amount of the Senior Notes is $43.8 million greater than the $66.2 million in outstanding principal of Old Senior Notes at the time of the exchange. In addition, deferred financing amortization, which is included in interest expense in the consolidated statement of operations, decreased to $0.4 million in 2004 compared to $0.8 million in 2003.
      Income Taxes. We recorded a tax provision for continuing operations of $2.9 million in 2004 compared to $0.9 million in 2003. We recorded an effective tax rate for the year of 66.1% compared to an effective tax rate of 210.6% in 2003. Our effective tax rate is substantially driven by the impact of tax rate differences on our foreign income and domestic losses in addition to our inability to utilize certain tax credits during 2004. An analysis of changes in our income taxes and our effective tax rate is contained in “Note 11 — Income Taxes” in the accompanying audited consolidated financial statements beginning on page 32 of this Form 10-K.
      Discontinued Operations, net of tax. In the fourth quarter of 2003, we committed to a plan to divest of our motor segment operations. In accordance with U.S. generally accepted accounting principles (GAAP), we have accounted for the motor segment in our financial statements on the line item “Discontinued operations, net of tax.” In 2004, the segment reported a loss from operations of $0.3 million, net of tax. In addition to the segment’s pre-tax net operating loss of $3.2 million for 2003, we also recorded a pre-tax, non-cash long-lived asset impairment charge of $4.5 million in 2003 which resulted in a loss from operations of $5.0 million, net of tax. An analysis of Discontinued Operations is contained in “Note 3 — Discontinued Operations” in the accompanying audited consolidated statements beginning on page 32 of this Form 10-K.
      Net Income (Loss). As a result of the factors noted above, we reported net income of $1.1 million in 2004, compared to a net loss of $5.4 million in 2003.
Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
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

Net Segment Sales:	2003	2002	$ Increase	% Increase

	(dollars in millions)
Friction Products	$121.6	$106.1	$15.5	14.6%
Precision Components	68.1	67.2	0.9	1.3%
Performance Racing	12.9	12.6	0.3	2.4%

Consolidated	$202.6	$185.9	$16.7	9.0%

•	Friction Products. Net sales in the friction segment, our largest, were $121.6 million in 2003, an increase of $15.5 million, or 14.6%, compared to $106.1 million 2002. As a result of new product introductions and market share gains, we experienced increases in most of our major markets, including construction, agriculture, heavy truck, aftermarket and fleet markets. This segment also experienced strong sales growth from our international operations in 2003. Net sales, exclusive of any translation gains, at our Italian facility increased 24.2% in 2003 compared to 2002, as a result of new product introductions and market share gains. Net sales at our Chinese facility were up 111.0% in 2003 compared to 2002. Foreign currency exchange rates caused the friction segment’s sales for the full year 2003 to increase by 5.6%. Our sales to the aerospace market increased approximately 2.5% in 2003 compared to 2002. However, sales to the aerospace market were down 7.9% during the last six months of 2003 when compared to the same period of 2002. When compared to the full year 2003, we expect sales to the aerospace market will be down approximately 6% to 8% in 2004 compared to 2003. Additionally, net sales in this segment decreased approximately $2.1 million from full year 2002 results, as a result of our decision to exit the automotive stamping market in June 2003.

•	Precision Components. Net sales in our precision components segment were $68.1 million in 2003, an increase of 1.3% compared to 2002. The increase in net sales was primarily attributable to gradually improving conditions in the general industrial segments of the domestic economy. We experienced sales increases in the lawn and garden, fluid power and power tool markets served by this segment. These increases were partially offset by declines in the automotive market as a result of vehicle production declines during the year as well as a decline in sales to the appliance market that we serve. Our precision component segment began production and sale of product from its new powder metal production facility in China during the fourth quarter of 2003.

•	Performance Racing. Net sales in our performance racing segment were $12.9 million, an increase of 2.4% compared to net sales of $12.6 million in 2002. The increase in revenues was primarily attributable to the introduction of new clutch products.
      Gross Profit. Gross profit from continuing operations increased $3.2 million to $47.4 million during 2003, a 7.2% increase compared to gross profit of $44.2 million in 2002. The gross profit margin decreased to 23.4% of net sales in 2003 from 23.8% of net sales in the prior year period.

Gross Profit Margin:	2003	2002	Change

Friction Products	24.3%	23.9%	0.4%
Precision Components	21.3%	22.5%	(1.2%)
Performance Racing	26.4%	29.4%	(3.0%)
Consolidated	23.4%	23.8%	(0.4%)

•	Friction Products. Our friction products segment reported gross profit of $29.5 million or 24.3% of its net sales in 2003 compared to $25.4 million or 23.9% of its net sales in 2002. The increase in our gross profit margin was primarily the result of sales volume increases, product mix, our exit from the automotive stamping market and continued emphasis on cost reduction programs, as well as utilization of Six Sigma tools to lower our manufacturing costs. We achieved an increase in gross margin in 2003 despite increased defined benefit pension costs of $0.6 million as well as increased incentive compensa-

tion expense of $0.3 million and discretionary profit sharing contributions of $0.3 million in 2003 that were not made in 2002.

•	Precision Components. Gross profit in our precision components segment was $14.5 million or 21.3% of its net sales in 2003 compared to $15.1 million or 22.5% of its net sales in 2002. The decrease in this segment’s margins was primarily the result of profit sharing contributions of $0.3 million that were made in 2003 compared to no contributions in 2002. Other factors that impacted gross profit were product mix, start-up and training costs associated with the installation of new equipment as well as start-up costs associated with this segment’s new operations in China. We will continue to provide start-up support to the China, operation in 2004 and expect this operation to achieve profitability during 2005.

•	Performance Racing. Our performance racing segment reported gross profit of $3.4 million or 26.4% of net sales in 2003 compared to $3.7 million or 29.4% of net sales in 2002. The decline in gross profit was primarily the result of product mix.

      Selling, Technical and Administrative Expenses. ST&A expenses increased $3.2 million, or 10.5%, to $33.7 million in 2003 from $30.5 million during 2002. As a percentage of net sales, ST&A increased to 16.6% in 2003 compared to 16.4% in 2002. The increase in ST&A expenses resulted primarily from increased defined benefit pension costs of $0.2 million, increased incentive compensation expense of $1.5 million and discretionary profit sharing contributions of $1.0 million in 2003 that were not made in 2002. We spent $4.7 million, or 2.3% of our net sales on product research and development compared to $3.8 million, or 2.0%, in 2002.
      Pension Curtailment and Contractual Termination Benefit Costs. In 2003, we recorded a charge of $1.9 million to reflect the curtailment and contractual termination benefit costs relating to a defined benefit pension plan resulting from our decision to close our Brook Park, Ohio friction manufacturing facility. There were no charges recorded in 2002.
      Income from Operations. Income from operations decreased $2.1 million or 16.2% to $10.9 million in 2003 from $13.0 million in 2002. Income from operations as a percentage of net sales decreased to 5.4% in 2003 from 7.0% in 2002. The decrease was primarily the result of increased defined benefit pension costs of $1.3 million, a $1.9 million pension curtailment and contractual termination benefit cost recorded by the friction segment during 2003, increased incentive compensation expense of $1.7 million and discretionary profit sharing contributions of $1.0 million in 2003 compared to no contributions in 2002. This reduction was partially offset by increased sales volume primarily in the friction segment, improved absorption of fixed costs as a result of the volume increases in the friction segment and continuing cost reduction initiatives.
      As a result of the items discussed above, income from operations at each of our segments was as follows:

Income from Operations by Segment:	2003	2002	$ Change	% Change

	(dollars in millions)
Friction Products	$8.3	$7.8	$0.5	6.4%
Precision Components	2.2	4.3	(2.1)	(48.8%)
Performance Racing	0.4	0.9	(0.5)	(55.6%)

Consolidated	$10.9	$13.0	$(2.1)	(16.2%)

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
      Discontinued Operations, net of tax. In the fourth quarter of 2003, we committed to a plan to divest of our motor segment operations. In accordance with GAAP, we have accounted for the motor segment in our financial statements on the line item “Discontinued operations, net of tax.” In addition to the segment’s pre-tax net operating loss of $3.2 million for 2003, we also recorded a pre-tax, non-cash long-lived asset impairment charge of $4.5 million. In 2002, we reported a pre-tax net operating loss of $2.7 million. An analysis of Discontinued Operations is contained in “Note 3 — Discontinued Operations” in the accompanying audited consolidated statements beginning on page 32 of this Form 10-K.
      Net Loss. As a result of the factors noted above, we reported a net loss of $5.4 million in 2003, compared to a net loss of $18.3 million in 2002.
Liquidity and Capital Resources
     Primary Financing Requirements
      Our primary financing requirements are:

•	for capital expenditures for maintenance, replacement and acquisition of equipment, expansion of capacity, productivity improvements and product development,

•	for funding our day-to-day working capital requirements, and

•	to pay interest on, and to repay principal of, our indebtedness.
      Hawk’s primary source of funds for conducting its business activities and servicing its indebtedness has been cash generated from operations and borrowings under our Bank Facility and Senior Notes. The following selected measures of liquidity and capital resources outline various metrics that are reviewed by our management and are provided to enhance the understanding of our business.
Selected Measures of Liquidity and Capital Resources from Continuing Operations

	2004	2003

	(dollars in millions)
Cash and cash equivalents	$6.8	$3.4

Working capital(1)	$51.4	$13.5

Current ratio(2)	2.0	1.2

Debt as a % of capitalization(3)	70.4%	68.7%

Average number of days sales in accounts receivable	60.5 days	58.5 days

Average number of days sales in inventory	78.1 days	75.3 days

(1)	Working capital is defined as current assets less current liabilities. Beginning in 2002 and through its retirement in the fourth quarter of 2004 our then existing bank facility was included as a liability in working capital, as required by EITF 95-22. As of December 31, 2003 there was $24.1 million outstanding under our then existing bank facility. See “Note 6 — Financing Arrangements” to the accompanying audited consolidated financial statements beginning on page 32 of this Form 10-K.

(2)	Current ratio is defined as current assets divided by current liabilities. Beginning in 2002 and through its retirement in the fourth quarter of 2004 our then existing bank facility was included as a liability in working capital as required by EITF 95-22. As of December 31, 2003 there was $24.1 million outstanding under our then existing bank facility. See “Note 6 — Financing Arrangements” to the accompanying audited consolidated financial statements beginning on page 32 of this Form 10-K.

(3)	Debt is defined as long-term debt, including current portion, short-term borrowings, and in 2003 our then existing bank facility less cash. Capitalization is defined as debt plus shareholders’ equity.
     Indebtedness
      The following table summarizes the components of our indebtedness as of December 31:

	2004	2003

	(in millions)
Short-term debt	$1.0	$1.3
Senior Notes	110.0
Old Senior Notes		66.2
Bank Facility	0.2
Old Bank Facility		24.1
Other	1.8	3.4

Total indebtedness	$113.0	$95.0

     Senior Notes
      On November 1, 2004, we completed a public offering of $110.0 million aggregate principal amount of 8 3/4% Senior Notes due November 1, 2014 (the Senior Notes). The Senior Notes are senior unsecured obligations, rank senior in right of payment to all of Hawk’s existing and future subordinated debt and rank equally in right of payment with all of Hawk’s existing and future senior debt, including the Credit and Security Agreement, dated November 1, 2004, with KeyBank National Association, serving as Administrative Agent and Letter of Credit Issuer (the Bank Facility), which is described in more detail below. Interest is payable on the Senior Notes each January 1 and July 1.
      The Senior Notes are unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic restricted subsidiaries (the Guarantors). The guarantees rank senior in right of payment to all of the existing and future subordinated debt of the Guarantors and equally in right of payment with all existing and future senior debt of the Guarantors, including the Bank Facility. The Senior Notes and the guarantees will be effectively subordinated to all of Hawk’s and our Guarantors’ secured debt, including the Bank Facility, to the extent of the value of the assets securing that debt.
      On or after November 1, 2009, we may, at our option, redeem some or all of the Senior Notes at the following redemption prices, plus accrued and unpaid interest and additional interest, if any, to the date of redemption:

For the period below	Percentage

On or after November 1, 2009	104.375%
On or after November 1, 2010	103.281%
On or after November 1, 2011	102.188%
On or after November 1, 2012	101.094%
On or after November 1, 2013	100.000%
      Prior to November 1, 2008, up to 35% of the aggregate principal amount of the Senior Notes originally issued in the offering may be redeemed at our option with the net proceeds of certain equity offerings at 108.750% of their principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of redemption, provided at least 65% of the aggregate principal amount of the Senior Notes originally issued in the offering remain outstanding. In addition, upon a change of control as defined in the indenture, dated November 1, 2004, among Hawk, the Guarantors and HSBC Bank USA, National Association, as trustee, each holder of the Senior Notes will have the right to require us to repurchase all or any part of such holder’s Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of purchase.
      The Senior Notes are governed by the indenture. The indenture also contains certain covenants, subject to a number of important limitations and exceptions that limit our ability to:

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
      The indenture considers non-compliance with the limitations set forth above events of default. The indenture also considers non-payment of interest and principal amounts on the Senior Notes and certain payment defaults with respect to other debt in excess of $5.0 million to be events of default. In the event of a default, the principal and interest could be accelerated upon written notice by more than 25% or more of the holders of the Senior Notes.
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
     Bank Facility
      As a replacement for our then existing bank facility, we entered into the Bank Facility. The Bank Facility has a maximum revolving credit commitment of $30.0 million, including a $5.0 million letter of credit subfacility. The Bank Facility will mature on November 1, 2009, subject to extension at our request on an annual basis thereafter, with the consent of the lender. The interest rates on the Bank Facility range from 150 to 225 basis points over the London Interbank Offered Rates, or alternatively, 0 basis points over the prime rate, and the commitment fee is 25 basis points on the unused portion of the Bank Facility. At December 31, 2004, the interest rate on our borrowings under the Bank Facility was 5.25% per annum. At December 31, 2004 we had $26.8 million available to borrow under the Bank Facility and had $3.0 million of letters of credit outstanding.
      The Bank Facility is collateralized by a security interest in our cash, accounts receivable, inventory and certain intangible assets. We also pledged the stock of our guarantor subsidiaries and 65% of the stock of certain of our foreign subsidiaries as collateral. The restrictive terms of the Bank Facility require that we maintain a minimum amount of shareholders’ equity as determined by reference to shareholders’ equity at September 30, 2004 plus net income earned by us after such date. The Bank Facility also requires that we maintain an earnings before interest, taxes, depreciation and amortization to interest expense ratio of at least 1.0 to 1.0, although the lender will test this ratio only if our availability falls below $10.0 million. Under the Bank Facility, we may pay cash dividends on our Class A common stock in an amount up to $2.0 million per year provided:

•	there is no event of default, and

•	availability is not less than $10.0 million.
      We will use our Bank Facility to finance our ongoing working capital requirements and for general corporate purposes. Hawk used the proceeds of the Senior Notes and the initial borrowings under the Bank Facility to refinance all of our then outstanding Old Senior Notes, to repay all of the loans outstanding under our then existing bank facility and to pay fees and expenses associated with these transactions.
      As of December 31, 2004 we were in compliance with the provisions of all of our debt instruments.

Cash Flow
      The following table summarizes the major components of cash flow:

	2004	2003

	(in millions)
Cash provided by operating activities of continuing operations	$6.0	$23.8
Cash used in investing activities of continuing operations	(17.4)	(10.1)
Cash provided by (used in) financing activities of continuing operations	14.3	(14.1)
Effect of exchange rates on cash	0.3	0.1
Cash provided by discontinued operations	0.2	2.0

Net increase in cash and cash equivalents	$3.4	$1.7

      At December 31, 2004, we had cash and cash equivalents of $6.8 million compared to $3.4 million at December 31, 2003. The cash on the balance sheet at December 31, 2004 and 2003 is primarily at our foreign operations. Excess domestic cash is used to pay down the outstanding loans of our Bank Facility.
      Net cash provided by operating activities was $6.0 million in 2004 compared to $23.8 million in 2003. The decrease in cash provided by our operations in 2004 compared to 2003 was primarily attributable to significant increases in our working capital assets, exclusive of our then existing bank facility. Our net working capital, exclusive of the outstanding debt under our then existing bank facility, which in 2003 was classified as a current liability for accounting purposes, was $53.6 million at year-end 2004 compared to $37.6 million at year-end 2003. As part of our capital management, we review certain working capital metrics on a continuing basis. Our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding as of December 31, 2004, was approximately 61 days compared to the 59 days as of December 31, 2003. Average inventory turns during 2004 increased by approximately 3 days to 78 days compared to 75 days at 2003 levels. Our accounts payable and accrued interest increased by approximately $1.5 million at December 31, 2004 compared to December 31, 2003 primarily as a result of timing of payments. We have not changed our payment terms to vendors. Additionally, we made a $1.6 million interest payment on the Senior Notes on January 3, 2005.
      We used cash in our investing activities of $17.4 million in 2004 and $10.1 million in 2003 for the purchase of property, plant and equipment.
      Cash provided by financing activities was $14.3 million in 2004 compared to cash used in financing activities of $14.1 million in 2003. The increase in 2004 was primarily the result of additional borrowings to support the increase in our working capital assets, our purchases of property, plant and equipment during the year, and to pay costs and expenses associated with the issuance of our Senior Notes and Bank Facility.
      We believe that cash flow from operating activities and borrowings under our Bank Facility will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs and restructuring initiatives for the next twelve months.

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
      Our forward-looking statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results that differ materially and adversely from those contained in any forward looking statement. Many of these factors are beyond our ability to control or predict and such incurrence could be material. Such factors include, but are not limited to, the following:

•	our ability to meet the terms of our Bank Facility and Senior Notes, each of which contain a number of significant financial covenants and other restrictions;

•	the effect of our debt service requirements on funds available for operations and future business opportunities and our vulnerability to adverse general economic and industry conditions and competition;

•	the impact on our gross profit margins as a result of changes in our product mix;

•	the effect of any interruption in our supply of raw materials or a substantial increase in the price of any of the raw materials;

•	our ability to effectively utilize all of our manufacturing capacity as the industrial and commercial end-markets we serve gradually improve or if improvement is not achieved as we anticipate;

•	the ability to hire and train qualified people at our new friction products facility;

•	the ability to transfer production to the new facility and commence production at the new facility without causing customer delays or dissatisfaction;

•	the ability to achieve the projected cost savings at the new facility, including whether the cost savings can be achieved in a timely manner;

•	higher than anticipated costs related to the relocation of the friction products segment facility and the sale of our motor segment;

•	whether or not the remaining facility of our motor segment can be sold and if sold whether the sale can take place in the time or at the price projected by us;

•	whether or not the remaining facility of our motor segment will be able to improve its operating performance during the selling process;

•	our ability to generate profits at our facilities in China and to earn a profit at our metal injection molding operation;

•	the effect of competition by manufacturers using new or different technologies;

•	the effect of domestic earnings or losses compared to foreign earnings or losses on our overall effective tax rate and our ability to use our NOL and AMT carryforwards in future periods;

•	the effect on our international operations of unexpected changes in legal and regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, difficulty in accounts receivable collection and potentially adverse tax consequences;

•	the effect of fluctuations in foreign currency exchange rates as our non-U.S. sales continue to increase;

•	our ability to negotiate new agreements, as they expire, with our unions representing certain of our employees, on terms favorable to us or without experiencing work stoppages; and

•	the continuity of business relationships with major customers.
      Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update publicly any of them in light of new information or future events.
      You must consider these risks and others that are detailed in this Form 10-K in deciding whether to invest or continue to own our common stock or Senior Notes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. In seeking to minimize the risks and/or costs associated with market risk, we manage our exposures to interest rates and foreign currency exchange rates through our regular operating and financial activities, which include the use of derivative instruments. We do not use derivative financial instruments for speculative or trading purposes.
      Interest Rate Sensitivity. At December 31, 2004, approximately 1.1%, or $1.2 million, of our total indebtedness bears interest at a variable rate. Our primary interest rate risk exposure results from floating rate debt on our Bank Facility. If interest rates were to increase 100 basis points (1%) from December 31, 2004 rates, and assuming no changes in debt from December 31, 2004 levels, there would be no material additional annual interest expense reported by us.
      The interest rates on our long-term debt reflect market rates and therefore, the carrying value of long-term debt approximates fair value. An analysis of our obligations is further discussed in “Note 6 — Financing Arrangements” and “Note 10 — Lease Obligations” in the accompanying audited consolidated financial statements beginning on page 32 of this Form 10-K.
      The following table presents our total contractual obligations and other commercial commitments as of December 31, 2004:

	Total	2005	2006 – 2009	Thereafter

Contractual obligations (4):
Short-term debt (1)	$1.0	$1.0
Bank Facility (1)	0.2		$0.2
Senior Notes (2)	110.0			$110.0
Capital lease and other debt obligations (2)	1.8	0.6	0.9	0.3
Operating leases (2)	31.4	2.4	10.4	18.6
Purchase obligations (3)	19.8	19.8

Total contractual obligations	$164.2	$23.8	$11.5	$128.9

Other commercial commitments:
Stand-by letters of credit	$3.0	$3.0

(1)	Variable rate obligations

(2)	The Senior Notes due November 1, 2014, accrue interest at a fixed rate of 8 3/4% per annum or $9.6 million per year.

(3)	Purchase obligations primarily represent commitments for inventory purchases, services and capital expenditures under purchase order.

(4)	This contractual obligation table does not include our defined benefit pension obligations. An analysis of our obligations under our defined benefit plans is contained in “Note 8 — Employee Benefits” in the accompanying audited consolidated financial statements beginning on page 32 of this Form 10-K.
     Foreign Currency Exchange Risk. The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. In the aggregate, our portfolio of forward contracts as of December 31, 2004 related to foreign currency hedge contracts was not material to our financial position, results of operations or cash flows during 2004. We have operations outside the United States with foreign currency denominated assets and liabilities, primarily denominated in Euros, Canadian dollars, and Chinese renminbi. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. We do not expect that our unhedged foreign currency balance sheet exposure as of December 31, 2004 will result in a significant impact on our earnings or cash flows. We also monitor exposure to transactions denominated in currencies other than the functional currency of each country in which Hawk operates, and periodically enter into forward contracts to mitigate that exposure. As of December 31, 2004, we have no material derivative instruments outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Hawk Corporation and subsidiaries
December 31, 2004, 2003 and 2002

Audited Consolidated Financial Statements

[This Page Intentionally Left Blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Hawk Corporation
      We have audited the accompanying consolidated balance sheets of Hawk Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawk Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 29, 2005

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)

	December 31

	2004	2003

Assets
Current assets:
Cash and cash equivalents	$6,785	$3,365
Accounts receivable, less allowance of $970 in 2004 and $429 in 2003.	39,044	32,272
Inventories:
Raw materials and work-in-process	24,043	21,277
Finished products	17,507	14,147

	41,550	35,424
Deferred income taxes	4,583	3,551
Taxes receivable	373	521
Shareholder notes	600	10
Other current assets	3,460	4,022
Current assets of discontinued operations	4,499	4,302

Total current assets	100,894	83,467
Property, plant and equipment:
Land and improvements	1,850	1,944
Buildings and improvements	20,705	19,937
Machinery and equipment	116,663	104,370
Furniture and fixtures	9,220	8,405
Construction in progress	8,469	5,622

	156,907	140,278
Less accumulated depreciation and amortization	86,879	77,142

Total property, plant and equipment	70,028	63,136
Other assets:
Goodwill	32,495	32,495
Other intangible assets	9,170	9,904
Shareholder notes		1,000
Other	4,430	3,547

Total other assets	46,095	46,946

Total assets	$217,017	$193,549

See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS — (continued)

	December 31

	2004	2003

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$25,554	$21,569
Accrued compensation	8,173	5,736
Accrued interest	1,630	4,153
Accrued taxes	2,652	2,213
Other accrued expenses	5,597	6,083
Short-term debt	980	1,326
Bank Facility		24,059
Current portion of long-term debt	639	1,148
Current liabilities of discontinued operations	4,297	3,652

Total current liabilities	49,522	69,939
Long-term liabilities:
Long-term debt	111,402	68,443
Deferred income taxes	3,631	4,360
Other	7,795	9,102

Total long-term liabilities	122,828	81,905
Shareholders’ equity:
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; and 8,782,121 and 8,588,720 outstanding in 2004 and 2003, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding
Additional paid-in capital	53,867	54,483
Retained deficit	(3,353)	(4,344)
Accumulated other comprehensive loss	(2,791)	(4,083)
Treasury stock, at cost, 405,629 and 599,030 shares in 2004 and 2003, respectively	(3,149)	(4,444)

Total shareholders’ equity	44,667	41,705

Total liabilities and shareholders’ equity	$217,017	$193,549

See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share data)

	Year ended December 31

	2004	2003	2002

Net sales	$241,188	$202,551	$185,912
Cost of sales	184,662	155,182	141,716

Gross profit	56,526	47,369	44,196
Operating expenses:
Selling, technical and administrative expenses	37,405	33,731	30,474
Restructuring costs	1,117
Pension curtailment and contractual termination benefit costs		1,920
Amortization of intangibles	734	800	767

Total operating expenses	39,256	36,451	31,241

Income from operations	17,270	10,918	12,955
Interest expense	(10,265)	(10,752)	(10,366)
Interest income	54	57	116
Exchange offer costs	(2,431)		(1,851)
Other (expense) income, net	(244)	183	(718)

Income from continuing operations before income taxes	4,384	406	136
Income tax provision (benefit)	2,899	855	(669)

Income (loss) from continuing operations, after income taxes	1,485	(449)	805
Discontinued operations, net of tax of $186 in 2004, $2,700 in 2003 and $825 in 2002.	(344)	(4,973)	(1,850)
Cumulative effect of change in accounting principle, net of tax of $4,252			(17,200)

Net income (loss)	$1,141	$(5,422)	$(18,245)

Earnings (loss) per share:
Basic earnings (loss) per share:
Earnings (loss) from continuing operations, after income taxes	$.15	$(.07)	$.08
Discontinued operations	(.04)	(.58)	(.22)
Cumulative effect of change in accounting principle			(2.01)

Net earnings (loss) per basic share	$.11	$(.65)	$(2.15)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations, after income taxes	$.15	$(.07)	$.08
Discontinued operations	(.04)	(.58)	(.22)
Cumulative effect of change in accounting principle			(2.00)

Net earnings (loss) per diluted share	$.11	$(.65)	$(2.14)

See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

					Accumulated Other
					Comprehensive Income
					(Loss)

			Additional	Retained	Foreign	Minimum
	Preferred	Common	Paid-in	Earnings	Currency	Pension	Treasury
	Stock	Stock	Capital	(Deficit)	Translation	Liability	Stock	Total

Balance at January 1, 2002	$1	$92	$54,626	$19,623	$(2,623)	$(578)	$(4,704)	$66,437
Net loss				(1,045)				(1,045)
Other comprehensive income (loss):
Minimum pension liability, net of tax of $2,435						(3,901)		(3,901)
Foreign currency translation					666			666
Cumulative change in accounting principle, net of tax				(17,200)				(17,200)

Total comprehensive loss								(21,480)
Preferred stock dividends				(150)				(150)
Issuance of common stock from treasury as compensation			(10)				37	27

Balance at December 31, 2002	$1	$92	$54,616	$1,228	$(1,957)	$(4,479)	$(4,667)	$44,834

Net loss				(5,422)				(5,422)
Other comprehensive income (loss):
Minimum pension liability, net of tax of $14						23		23
Foreign currency translation					2,330			2,330

Total comprehensive loss								(3,069)
Preferred stock dividends				(150)				(150)
Issuance of common stock from treasury as compensation and exercise of stock options			(133)				223	90

Balance at December 31, 2003	$1	$92	$54,483	$(4,344)	$373	$(4,456)	$(4,444)	$41,705

Net income				1,141				1,141
Other comprehensive income:
Minimum pension liability, net of tax of $152						245		245
Foreign currency translation					1,047			1,047

Total comprehensive income								2,433
Preferred stock dividends				(150)				(150)
Issuance of common stock from treasury as compensation and exercise of stock options			(616)				1,295	679

Balance at December 31, 2004	$1	$92	$53,867	$(3,353)	$1,420	$(4,211)	$(3,149)	$44,667

See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year ended December 31

	2004	2003	2002

Cash flows from operating activities
Net income (loss)	$1,141	$(5,422)	$(18,245)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	344	4,973	1,850
Cumulative effect of change in accounting principle, net of tax			17,200
Depreciation and amortization	11,180	11,674	11,657
Write-off of unamortized consent payments and deferred financing	1,521
Deferred income taxes	(1,602)	(3,699)	1,406
Loss on fixed assets	996	204	47
Changes in operating assets and liabilities:
Accounts receivable	(5,949)	(949)	(4,047)
Inventories	(5,657)	(1,656)	(3,110)
Other assets	2,122	3,048	(6,962)
Accounts payable	3,311	4,494	2,922
Accrued expenses	125	4,214	(7,208)
Other liabilities and other	(1,516)	6,904	(3,161)

Net cash provided by (used in) operating activities of continuing operations	6,016	23,785	(7,651)
Net cash provided by operating activities of discontinued operations	368	2,299	4,861
Cash flows from investing activities
Purchases of property, plant and equipment	(18,297)	(10,677)	(9,729)
Proceeds from sale of assets	881	568

Net cash used in investing activities of continuing operations	(17,416)	(10,109)	(9,729)
Net cash used in investing activities of discontinued operations	(173)	(308)	(1,075)
Cash flows from financing activities
Deferred financing	(4,096)
Payments on short-term debt	(342)
Proceeds from short-term debt		1,326
Proceeds from long-term debt		503	53,370
Payments on long-term debt	(1,629)	(2,960)	(77,399)
Proceeds from Senior Notes	110,000
Proceeds from Bank Facility	13,575
Payments on Bank Facility	(13,355)
Payment on Old Senior Notes	(66,267)	(583)
Proceeds from Old Bank Facility	92,336	68,173	52,165
Payments on Old Bank Facility	(116,395)	(80,441)	(15,838)
Proceeds from exercise of stock options	679	59
Payments of preferred stock dividends	(150)	(150)	(150)

Net cash provided by (used in) financing activities of continuing operations	14,356	(14,073)	12,148
Effect of exchange rate changes on cash	269	69	64

Net cash provided by (used in) continuing operations	3,225	(328)	(5,168)
Net cash provided by discontinued operations	195	1,991	3,786

Net increase (decrease) in cash and cash equivalents	3,420	1,663	(1,382)
Cash and cash equivalents at beginning of year	3,365	1,702	3,084

Cash and cash equivalents at end of year	$6,785	$3,365	$1,702

Supplemental cash flow information
Cash payments for interest	$12,189	$5,556	$9,975

Cash payments (refunds) for income taxes, net	$3,252	$(1,879)	$(2,371)

Noncash investing and financing activities:
Equipment purchased with capital leases and notes payable		$546	$20

Issuance of common stock from treasury	$40	$30	$27

Issuance of payment in kind (PIK) payments in the form of Old Senior Notes	$83	$124

Issuance of consent payments in the form of Old Senior Notes			$1,642

See notes to consolidated financial statements.

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002
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
      Certain amounts have been reclassified in prior periods to conform to the 2004 presentation.

2.	Significant Accounting Policies

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents
      The Company considers investments in highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.

Trade Receivables
      The Company has the intent and the ability to hold all trade receivables until payments are received from customers. Trade receivables are stated at outstanding amounts as adjusted for an allowance for credits and doubtful accounts. Trade receivables are evaluated on an ongoing basis and written off to current operations when collection is no longer reasonably assured.

Inventories
      Inventories are stated at the lower of cost or market. Cost includes materials, labor and overhead and is determined by the first-in, first-out (FIFO) method.

Long-Lived Assets
      Property, plant and equipment is stated at cost and include expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. The Company uses the straight-line and double declining methods of depreciation for financial reporting purposes. Buildings and improvements are depreciated over periods ranging from 15 to 33 years. Machinery and equipment are depreciated over periods ranging from 4 to 12 years. Furniture and fixtures are depreciated over periods ranging from 3 to 10 years. Accelerated methods of depreciation are used for federal income tax purposes. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statement of operations. The Company’s depreciation expense was $10,059 in 2004, $10,073 in 2003 and $10,247 in 2002.
      Long-lived assets, except goodwill, are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.

Goodwill
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
      SFAS 142 requires a review at least annually of the carrying value of indefinite-lived assets and goodwill. The Company performed its annual impairment test as of October 31, 2004 and 2003 and concluded the fair value of the reporting units exceeded their respective carrying values.

Insurance
      The Company uses a combination of insurance and self-insurance for a number of risks including property, general liability, directors’ and officers’ liability, workers’ compensation, vehicle liability and employee-related health care benefits. Liabilities associated with the risks that are retained are estimated by considering various historical trends and forward-looking assumptions. The estimated liabilities for these self-insured liabilities at December 31, 2004 and 2003 of $1,515 and $1,127, respectively, could be significantly affected if future actual occurrences and claims differ from these assumptions and historical trends.

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

Foreign Currency
      The Company’s primary functional currency is the U.S. dollar. Assets and liabilities of the Company’s foreign operations denominated in foreign currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expense transactions are translated using average exchange rates as determined throughout the period. Gains and losses from foreign currency translation of assets and liabilities are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in other income (expense), net in the Consolidated Statements of Operations.

Revenue Recognition
      Revenue from the sale of the Company’s products is generally recognized upon shipment to the customer and when title has transferred. Substantially all of the Company’s revenues are derived from fixed price purchase orders. Costs and related expenses to manufacture the products are recorded as costs of sales when the related revenue is recognized. Shipping and handling are included in cost of products sold and are included in the sales price when billed to customers. The Company establishes bad debt reserves based on historical experience and believes that the collection of receivables, net of the bad debt reserves, is reasonably assured.

Significant Concentrations
      The Company provides credit, in the normal course of its business, to original equipment and aftermarket manufacturers. The Company’s customers are not concentrated in any specific geographic region or specific line of business. The Company does not require collateral and performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations.

Product Research and Development
      Product research and development costs are expensed as incurred. The Company’s expenditures for product research and development and engineering were approximately $5,556 in 2004, $4,740 in 2003, and $3,756 in 2002.

Advertising
      All advertising costs are expensed as incurred. The Company’s expenditures for advertising were approximately $716 in 2004, $400 in 2003, and $610 in 2002.

Income Taxes
      The Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities in the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted tax laws and rates for differences between the tax and financial reporting basis of assets and liabilities.

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Stock Compensation
      In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans. Using the intrinsic-value method as provided in APB 25, because the exercise price of the stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following illustrates the pro forma effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 for the years ended 2004, 2003, and 2002:

	Year Ended December 31

	2004	2003	2002

Net income (loss) as reported	$1,141	$(5,422)	$(18,245)
Employee stock-based compensation expense determined under fair value based methods, net of tax	237	663	1,020

Pro forma net income (loss)	$904	$(6,085)	$(19,265)

Basic earnings (loss) per share:
As reported	$.11	$(.65)	$(2.15)

Pro forma	$.09	$(.73)	$(2.27)

Diluted earnings (loss) per share:
As reported	$.11	$(.65)	$(2.14)

Pro forma	$.08	$(.73)	$(2.26)

      The fair value of the options granted used to compute pro forma net income (loss) and earnings (loss) per share is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31

	2004	2003	2002

Dividend yield	0%	0%	0%
Expected volatility	54.7%	54.0%	66.5%
Risk free interest rate	4.33%	4.00%	4.00%
Expected average holding period	7.3 years	7.3 years	7.5 years

Fair Value of Financial Instruments
      The Company’s financial instruments include cash and cash equivalents, short-term trade receivables, long-term notes receivable, notes payable and debt instruments. For short-term instruments, the historical carrying value is a reasonable estimate of fair value. Fair values for long-term financial instruments that are not readily marketable are estimated based upon the discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes that the fair market values of the Company’s financial instruments are not materially different from their respective carrying values as of December 31, 2004.

Recent Accounting Developments
      Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) contains provisions requiring an annual assessment by management, as of the end of the fiscal year, of the effectiveness of internal control for financial reporting. Section 404 also requires attestation and reporting by independent auditors on management’s assessment as well as other control-related matters. On March 2, 2005, the SEC published a final rule extending

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
for one year the compliance dates for non-accelerated filers to report on internal control over financial reporting. For these issuers, Section 404 now will be effective for fiscal years ending on or after July 15, 2006. At this time, the Company continues to qualify for non-accelerated filer status and therefore, will not need to comply with Section 404 until December 31, 2006. The Company’s compliance initiatives are moving forward and management anticipates being fully compliant with all requirements of Section 404 as of December 31, 2006.
      In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Stock Based Compensation. This statement addresses the accounting transactions in which a company exchanges its equity instruments for goods or services. It also addresses transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method and requires instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS 123(R) will be effective for the Company as of July 1, 2005. The Company expects that adoption of this statement will have an immaterial effect on its results of operations.
      In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), and requires such costs to be recognized as current period charges. In addition, this statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for the Company beginning January 1, 2006 and the Company is in the process of evaluating the impact this statement may have on the Company’s financial position, results of operations and cash flows.

3.	Discontinued Operations
      During the fourth quarter of 2003, the Company committed to a plan to sell its motor segment, with operations in Monterrey, Mexico and Alton, Illinois. This segment, which manufactures die-cast aluminum rotors for fractional and subfractional horsepower electric motors, failed to achieve a certain level of profitability and, after completing an extensive analysis, the Company determined that a divestiture of this segment would allow the Company to concentrate on its major business segments.
      In the fourth quarter of 2004, the Company sold certain fixed assets of its Alton, Illinois facility, which had been previously adjusted to fair market value as of December 31, 2003. In addition, the Company sold the land and building of this facility, which had previously been included with continuing operations, and recognized a $277 fair market value adjustment (loss), ($177, net of tax), in the results of discontinued operations.
      The Company continues to actively market the sale of the Monterrey, Mexico facility and anticipates selling the remaining portion of the business during 2005.
      Results of operations of the Company have been restated to reclassify the net earnings, assets, and liabilities of the motors segment as discontinued operations for all periods presented. Corporate expenses previously allocated to this segment have been reallocated to the remaining continuing operations, resulting in a restatement of operating profit by segment (see “Note 14 Business Segments”).

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
      Operating results from discontinued operations are summarized as follows:

	Year Ended December 31

	2004	2003	2002

Net sales	$12,978	$14,463	$11,374

Loss from operations before income taxes	$(530)	$(7,673)	$(2,675)
Income tax benefit	186	2,700	825

Loss from operations, net of tax	$(344)	$(4,973)	$(1,850)

      The assets and liabilities of this segment, which have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, consist of the following at December 31, 2004 and 2003:

	2004	2003

Accounts receivable	$3,069	$2,801
Inventory	673	739
Other current assets	418	40
Property, plant and equipment	289	320
Other long-term assets	50	402

Total assets of discontinued operations	$4,499	$4,302

Accounts payable	$3,973	$2,870
Other accrued expenses	324	465
Current portion of long-term debt		317

Total liabilities of discontinued operations	$4,297	$3,652

4.	Restructuring
      In the fourth quarter of 2003, the Company committed to a restructuring program to achieve cost savings in its friction products segment by moving operations at its Brook Park, Ohio location to a new production facility in Catoosa, Oklahoma. During 2004, the Company substantially completed the construction of its new, approximately 240,000 square foot, leased facility. In connection with the planned closure of the Ohio facility and the construction of the Catoosa, Oklahoma facility the Company incurred $1,117 of restructuring costs primarily related to planning, severance and moving costs during 2004, which is recorded in restructuring costs in the Consolidated Statements of Operations. In the fourth quarter of 2003, the Company recorded a $1,920 charge related to the curtailment and contractual termination benefit costs of a defined benefit pension plan covering certain union employees of the Ohio facility. In addition, the Company anticipates future pre-tax restructuring costs of approximately $4,000 to $4,500 in 2005 related to the relocation of the Ohio facility and employee severance expense.

5.	Intangible Assets
      A summary of the Company’s goodwill at December 31, 2004 and 2003 by reportable operating segment is as follows:

Precision components	$28,109
Performance racing	4,386

Total	$32,495

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
      The components of finite-lived intangible assets are as follows:

	December 31, 2004			December 31, 2003

		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Product certifications	$20,820	$11,716	$9,104	$20,820	$10,984	$9,836
Other intangible assets	2,719	2,653	66	2,719	2,651	68

	$23,539	$14,369	$9,170	$23,539	$13,635	$9,904

      Product certifications were acquired and valued based on the acquired company’s position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.
      The Company estimates that amortization expense for finite-lived intangible assets for each of the next five years will be approximately $750.
      The weighted average amortization period for product certifications and other intangible assets is 29 years and 14 years, respectively.

6.	Financing Arrangements

	December 31

	2004	2003

Short-term debt	$980	$1,326
Senior Notes	110,000
Old Senior Notes		66,183
Bank Facility	220
Old Bank Facility		24,059
Other	1,821	3,408

	113,021	94,976
Less current portion and short-term debt	1,619	26,533

	$111,402	$68,443

      On November 1, 2004, the Company completed a public offering of $110,000 aggregate principal amount of 8 3/4% Senior Notes due November 1, 2014 (the Senior Notes). The Senior Notes are senior unsecured obligations, rank senior in right of payment to all of the Company’s existing and future subordinated debt and rank equally in right of payment with all of the Company’s existing and future senior debt, including the Credit and Security Agreement, dated November 1, 2004, with KeyBank National Association, serving as Administrative Agent and Letter of Credit Issuer (the Bank Facility), which is described in more detail below.
      The Senior Notes are unconditionally guaranteed on a senior unsecured basis by all of the Company’s existing and future domestic restricted subsidiaries (the Guarantors). The guarantees rank senior in right of payment to all of the existing and future subordinated debt of the Guarantors and equally in right of payment with all existing and future senior debt of the Guarantors, including the Bank Facility. The Senior Notes and the guarantees will be effectively subordinated to all of Hawk’s and the Company’s Guarantors’ secured debt, including the Bank Facility, to the extent of the value of the assets securing that debt.

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
      On or after November 1, 2009, the Company may, at its option, redeem some or all of the Senior Notes at the following redemption prices, plus accrued and unpaid interest and additional interest, if any, to the date of redemption:

For the period below	Percentage

On or after November 1, 2009	104.375%
On or after November 1, 2010	103.281%
On or after November 1, 2011	102.188%
On or after November 1, 2012	101.094%
On or after November 1, 2013	100.000%
      Prior to November 1, 2008, up to 35% of the aggregate principal amount of the Senior Notes originally issued in the offering may be redeemed at the Company’s option with the net proceeds of certain equity offerings at 108.750% of their principal amount, plus accrued and unpaid interest and additional interest, if any, to the date of redemption, provided at least 65% of the aggregate principal amount of the Senior Notes originally issued in the offering remain outstanding. In addition, upon a change of control as defined in the indenture, dated November 1, 2004, among Hawk, the Guarantors and HSBC Bank USA, National Association, as trustee, each holder of the Senior Notes will have the right to require the Company to repurchase all or any part of such holder’s Senior Notes at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of purchase.
      The Senior Notes are governed by the indenture. The indenture also contains certain covenants, subject to a number of important limitations and exceptions that limit the Company’s ability to:

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
      The indenture considers non-compliance with the limitations set forth above events of default. The indenture also considers non-payment of interest and principal amounts on the Senior Notes and certain payment defaults with respect to other debt in excess of $5,000 to be events of default. In the event of a default, the principal and interest could be accelerated upon written notice by more than 25% or more of the holders of the Senior Notes.
      The indenture permits the Company to incur additional debt without limitation, provided that the Company continues to meet a cash flow ratio greater than 2.0 to 1.0 for the most recently ended four quarters. Hawk may pay cash dividends on its Class A common stock under the indenture provided:

•	there is no default or event of default,

•	the Company meets the cash flow ratio, and

•	the amount of the dividend payment plus certain other payments is not in excess of a formula based on the sum of the Company’s consolidated net income after November 1, 2004, the cash proceeds of certain

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

equity offerings by the Company after November 1, 2004 and the return on certain investments made by the Company.
      The Bank Facility has a maximum commitment of $30,000, including a $5,000 letter of credit subfacility. The Bank Facility matures on November 1, 2009, subject to extension at the Company’s request on an annual basis thereafter, with the consent of the lender. The interest rates on the Bank Facility range from 150 to 225 basis points over the London Interbank Offered Rates, or alternatively, 0 basis points over the prime rate, and the commitment fee is 25 basis points on the unused portion of the Bank Facility. At December 31, 2004 there was $220 outstanding under the Bank Facility at an interest rate of 5.25% and availability of $26,778.
      The Bank Facility is collateralized by a security interest in the Company’s domestic cash, accounts receivable, inventory and certain intangible assets. The Company also pledged the stock of its guarantors and 65% of the stock of certain of its foreign subsidiaries as collateral. The restrictive terms of the Bank Facility require that the Company maintain a minimum amount of shareholders’ equity as determined by reference to shareholders’ equity at September 30, 2004 plus net income earned by the Company after such date. The Bank Facility also requires that the Company maintain an earnings before interest, taxes, depreciation and amortization to interest expense ratio of at least 1.0 to 1.0. This requirement only applies if the Company’s availability falls below $10,000. Under the Bank Facility, the Company may pay cash dividends on its Class A common stock in an amount up to $2,000 per year provided:

•	there is no event of default, and

•	availability is not less than $10,000.
      The Company will use its Bank Facility to finance its ongoing working capital requirements and for general corporate purposes. Hawk used the proceeds of the Senior Notes and the initial borrowings under the Bank Facility to refinance all of its outstanding Old Senior Notes, to repay all of the loans outstanding under its Old Bank Facility and to pay fees and expenses associated with these transactions.
      Upon the issuance of the Senior Notes and the Bank Facility, on November 1, 2004, the Company expensed the remaining unamortized consent payment of $853 and additional interest and consent payments of $647, relating to the Old Senior Notes, in addition to fees and unamortized deferred financing costs associated with the Old Bank Facility of $931. These expenses are included in Exchange offer costs in the Consolidated Statement of Operations.
      At December 31, 2004 and 2003, the Company had issued stand-by Letters of Credit totaling $3,002 and $3,468, respectively.
      The Company was in compliance with the provisions of all of its debt instruments.
      Aggregate principal payments due on long-term debt as of December 31, 2004 are as follows: 2005 — $639; 2006 — $468; 2007 — $223; 2008 — $151; 2009 — $277; and thereafter — $110,283.
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

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
8.     Employee Stock Option Plan
      The Company grants stock options to certain key employees and non-employee directors under various plans, to purchase shares of Class A common stock. During 2004, the Company granted stock options to purchase an aggregate of 523,630 shares at exercise prices representing the closing market price on the Company’s common stock at the time of the grant. In 2003, there were no stock options grants issued under the Company’s plans. The options vest ratably over specific defined periods. Canceled options are available for future issuance under the provisions of the stock option plans.
      The following table summarizes the stock option activity for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Options outstanding at beginning of year	821,781	$4.54	1,217,729	$6.63	1,324,646	$6.73
Granted	523,630	5.62			53,418	4.89
Exercised	(185,353)	3.66	(17,094)	3.40
Forfeited or expired	(48,758)	6.90	(378,854)	11.41	(160,335)	6.81

Options outstanding at end of year	1,111,300	$5.09	821,781	$4.54	1,217,729	$6.62
Exercisable at the end of the year	793,910	$4.72	718,306	$4.42	636,632	$7.69
Weighted average fair value of options granted during the year		$3.49				$4.34
Shares available for future grant	86,253		578,219		182,271
      On July 29, 2003, the Company offered its employees who were not members of the Board of Directors the opportunity to cancel all options outstanding with an exercise price greater than $6.00 per share, in exchange for new options to be granted at the closing price of the Company’s common stock as reported by the American Stock Exchange as of January 30, 2004. As of December 31, 2003, 268,850 options had been forfeited and as a result, are included in the caption forfeited or expired and in shares available for future grant in the above table for the period ended December 31, 2003. On January 30, 2004, 254,630 options were granted at an exercise price of $5.05 per share.

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
      Exercise prices for options outstanding as of December 31, 2004 ranged from $3.40 to $17.00. A summary of the options by range of exercise prices is as follows:

	Outstanding
				Exercisable
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Range of Exercise Price	Options	Price	Life (years)	Options	Price

$ 3.40 to $ 3.50	159,009	$3.40	6.8	159,009	$3.40
$ 3.51 to $ 5.00	279,177	$3.86	2.4	266,369	$3.82
$ 5.01 to $ 6.00	423,114	$5.15	8.3	288,532	$5.16
$ 6.01 to $16.99	250,000	$7.42	8.0	80,000	$8.74
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
      The components of the defined benefit pension plans are as follows:

	December 31

	2004	2003

Accumulated benefit obligation	$24,956	$23,044

Change in benefit obligation:
Benefit obligation at beginning of year	$24,159	$19,268
Service cost	1,073	840
Interest cost	1,490	1,329
Actuarial losses	480	1,683
Plan amendments		54
Foreign currency exchange rate impact	102	162
Pension curtailment and contractual termination benefit costs		1,847
Benefits paid	(1,189)	(1,024)

Benefit obligation at end of year	$26,115	$24,159

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31

	2004	2003

Change in plan assets:
Fair value of plan assets at beginning of year	$18,415	$14,170
Actual return on plan assets	2,022	3,516
Foreign currency exchange rate impact	95	193
Company contributions	1,605	1,560
Benefits paid	(1,189)	(1,024)

Fair value of plan assets at end of year	$20,948	$18,415

Funded status of the plans	$(5,167)	$(5,744)
Unrecognized net actuarial losses	7,813	7,975
Unrecognized initial net obligation	110	92
Foreign currency exchange rate impact	61	39
Unamortized prior service cost	120	194

Net prepaid benefit cost	$2,937	$2,556

Amounts recognized in the balance sheet consist of the following:
Prepaid benefit cost	$3,857	$3,785
Accrued benefit liability	(7,943)	(8,976)
Intangible asset	175	502
Cumulative other comprehensive loss	6,848	7,245

Net amount recognized	$2,937	$2,556

      Amounts applicable to the Company’s under-funded pension plans at December 31, 2004 and 2003 are as follows:

	December 31

	2004	2003

Projected benefit obligation	$26,115	$23,169
Accumulated benefit obligation	$24,956	$22,272
Fair value of plan assets	$20,948	$17,263
Amounts recognized as accrued benefit liabilities	$7,943	$8,976
Amounts recognized as intangible asset	$175	$502

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31

	2004	2003	2002

Components of net periodic pension cost:
Service cost	$1,073	$840	$732
Interest cost	1,490	1,329	1,292
Expected return on plan assets	(1,610)	(1,269)	(1,798)
Amortization of prior service cost	74	71	80
Contractual termination benefit cost		1,836
Pension curtailment		386
Recognized net actuarial loss	251	362	60

	$1,278	$3,555	$366

      The plans’ assets are primarily invested in fixed income and equity securities. In addition, one of the Company’s defined benefit plans also contains investments in the Company’s stock. As of December 31, 2004, 60,000 shares of the Company’s Class A common stock were held by a defined benefit plan at a cost of $717. The market value of such investment as of December 31, 2004, was $518. The Company does not pay dividends on its Class A common stock.
      The weighted-average asset allocation of all defined benefit plans at December 31, 2004 and 2003, by asset category are as follows:

	December 31

	2004	2003

Asset Category
Equity securities	73%	75%
Debt securities	21%	21%
Hawk Corporation common stock	3%	1%
Other	3%	3%

Total	100%	100%

      The objectives of the Company’s investment strategies are as follows: (a) to provide a total return that, over the long term, maximizes investment return on assets, at a level of risk deemed appropriate, (b) to maximize return on assets by investing primarily in equity securities, and (c) to diversify investments within asset classes to reduce the impact of losses in any single investment. Target asset allocations are 75% equity securities and 25% fixed income securities. These target asset allocations have been determined after giving consideration to the expected returns of each asset class, the expected variability or volatility of the asset class returns over time, and the complementary nature or correlation of the asset classes within the portfolio. The Company also employs an active management approach for the portfolio. Each asset class is managed by one or more external money managers with the objective of generating returns, net of management fees that exceed market-based benchmarks.

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
      The following assumptions were used in accounting for the defined benefit plans:

	2004	2003	2002

Weighted average rates used to compute the projected benefit obligation as of December 31:
Discount rate	6.00%	6.25%
Rate of compensation increase	3.04%	3.03%
Expected long-term return on plan assets	8.57%	8.59%
Weighted average rates used to determine the net periodic benefit cost for the years ended December 31:
Discount rate	6.25%	6.75%	7.26%
Rate of compensation increase	3.02%	3.02%	3.06%
Expected long-term return on plan assets	8.57%	8.59%	9.34%
      The measurement date used to determine the pension benefit measurements for all plans in all periods presented is December 31. The Company has reviewed historical rates of return specific to its respective plans to determine the expected long-term rate of return on assets.
      The Company expects to contribute a total of $1,842 on a cash basis to the defined benefit plans in 2005.
      Estimated benefit payments for the next five years and in the aggregate for the five years thereafter are:

Year	Pension Benefits

2005	$1,581
2006	$1,660
2007	$1,674
2008	$1,701
2009	$1,682
2010-2014	$9,117
      The Company also sponsors several defined contribution plans which provide voluntary employee contributions and, in certain plans, matching and discretionary employer contributions. Aggregate defined contribution plan expenses were approximately $1,497 in 2004, which included $1,029 in discretionary employer contributions, $1,272 in 2003, which included $992 in discretionary employer contributions and $241 in 2002. In 2002 the Company made no discretionary employer contributions.
10.     Lease Obligations
      The Company has capital lease commitments for buildings, machinery and equipment. Assets recorded under capital lease agreements included in property, plant and equipment consist of the following:

	December 31

	2004	2003

Buildings and improvements	$1,107	$1,026
Machinery and equipment	1,119	1,056

Gross assets under capital lease	2,226	2,082
Accumulated amortization	521	350

Net assets under capital lease	$1,705	$1,732

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
      Amortization of assets recorded under capital leases is included with depreciation expense. Future minimum annual rentals are: 2005 — $339; 2006 — $182; 2007 — $123; 2008 — $53; and thereafter — $0. Amount representing interest is $27. Total capital lease obligations are included in other long-term debt.
      The Company leases certain office and warehouse facilities and equipment under operating leases. Certain of these operating leases provide the Company with a renewal option after the initial lease term. Rental expense was approximately $2,594 in 2004, $2,212 in 2003, and $2,117 in 2002. Future non-cancelable minimum lease commitments under these agreements that have an original or existing term in excess of one year as of December 31, 2004 are as follows: 2005 — $2,436; 2006 — $2,602; 2007 — $2,748; 2008 — $2,613; 2009 — $2,458; and thereafter — $18,585.
11.     Income Taxes
      The provision (benefit) for income taxes from continuing operations consists of the following:

	Year ended December 31

	2004	2003	2002

Current:
Federal			$(3,602)
State and local	$744	$45	(38)
Foreign	3,630	1,885	574

	4,374	1,930	(3,066)
Deferred:
Federal	(1,248)	(1,059)	2,333
State and local	(135)	(12)	18
Foreign	(92)	(4)	46

	(1,475)	(1,075)	2,397

Total income tax provision (benefit)	$2,899	$855	$(669)

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2004	2003

Deferred tax assets:
NOL and AMT carryforward	$6,735	$3,755
Accrued vacation	627	618
Employee benefits	2,459	2,616
Other accruals	3,521	3,484
Book over tax goodwill amortization	9,613	1,109
Inventory	1,320	557

Total deferred tax assets	24,275	12,139
Deferred tax liabilities:
Tax over book depreciation	10,909	10,066
Tax over book intangibles amortization	11,577	2,192
Foreign leased property	353	353
Debt financing costs	28	178
Other	456	159

Total deferred tax liabilities	23,323	12,948

Net deferred tax assets (liabilities)	$952	$(809)

      As of December 31, 2004 and 2003 the Company had net U.S. federal operating loss (NOL) carryforwards of $16,449 and $7,883, respectively. The NOL carryforwards expire beginning in 2023. At December 31, 2004 and 2003, the Company had alternative minimum tax (AMT) credit carryforwards of $972 and $1,075, respectively. The AMT carryforwards have no date of expiration.
      Although the Company is in a net deferred tax asset position at December 31, 2004, it has been determined that a valuation allowance is not required. SFAS No. 109, Accounting for Income Taxes, (SFAS 109) provides certain guidelines to follow in making the determination of the need for a valuation allowance. The Company must show that taxable income is available for future periods sufficient to realize the benefits of temporary differences and carryforwards to not record an allowance. The Company has identified certain tax-planning strategies which, if implemented, would enable the Company to realize the aforementioned tax benefits. Tax planning strategies are one of the four acceptable sources of taxable income allowable under SFAS 109 and, therefore, the Company has determined that no valuation allowance is required as of December 31, 2004.

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
      The provision (benefit) for income taxes from continuing operations differs from the amounts computed by applying the federal statutory rate as follows:

	December 31

	2004	2003	2002

Income tax expense at federal statutory rate	$1,534	$142	$47
State and local tax, net of federal tax benefit	396	21	(16)
Nondeductible intangible amortization	53	60	52
Taxes on foreign income which differs from United States statutory rate	505	560	99
Foreign tax withholding	294	87	128
Adjustment to worldwide tax accrual and other	117	(15)	(979)

Provision (benefit) for income taxes	$2,899	$855	$(669)

      The following table illustrates the domestic and foreign components of the Company’s income (loss) from continuing operations before income taxes:

	Year ended December 31

	2004	2003	2002

Income (loss) from continuing operations before income taxes:
Domestic	$(2,911)	$(2,185)	$41
Foreign	7,295	2,591	95

As reported	$4,384	$406	$136

      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $13,026 and $8,885 at December 31, 2004 and 2003. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. The Company cannot determine in any practical manner the amount of income tax liability that would result if such earnings would be repatriated. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, which may be offset by foreign tax credits, and withholding taxes payable to various foreign countries.
      The Company has decided to defer the application of the American Jobs Creation Act of 2004 (the Act) as it relates to the Foreign Earnings Repatriation provision. This provision provides for a one year opportunity in which the Company is allowed to repatriate foreign earnings at a reduced tax rate. In accordance with the provision of the Act, the Company has deferred the repatriation provisions until the year beginning January 1, 2005. The Act also established a tax deduction for qualified production activities effective January 1, 2005. The Company intends to evaluate the applicability of each provision during the 2005 tax year; however, due to NOL’s available to the Company, it is not anticipated that either provision will be implemented during 2005.

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

12.	Earnings (Loss) Per Share
      Basic and diluted earnings (loss) per share are computed as follows:

	Year Ended December 31

	2004	2003	2002

Income (loss) from continuing operations, after income taxes	$1,485	$(449)	$805
Less: Preferred stock dividends	150	150	150

Income (loss) from continuing operations, after income taxes available to common shareholders	$1,335	$(599)	$655
Net income (loss)	$1,141	$(5,422)	$(18,245)
Less: Preferred stock dividends	150	150	150

Net income (loss) available to common shareholders	$991	$(5,572)	$(18,395)

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	8,691	8,571	8,557

Diluted:
Basic from above outstanding	8,691	8,571	8,557
Dilutive effect of stock options	281		40

Diluted weighted average shares outstanding	8,972	8,571	8,597

Earnings (loss) per share:
Basic earnings (loss) per share:
Earnings (loss) from continuing operations, after income taxes	$.15	$(.07)	$.08
Discontinued operations	(.04)	(.58)	(.22)
Cumulative effect of change in accounting principle			(2.01)

Net earnings (loss) per basic share	$.11	$(.65)	$(2.15)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations, after income taxes	$.15	$(.07)	$.08
Discontinued operations	(.04)	(.58)	(.22)
Cumulative effect of change in accounting principle			(2.00)

Net earnings (loss) per diluted share	$.11	$(.65)	$(2.14)

      All outstanding stock options at December 31, 2003 are antidilutive.

13.	Related Parties
      In July 1995, certain shareholders of the Company were issued interest-bearing notes by the Company in the amount of $2,000, enabling them to repay certain indebtedness incurred by them with respect to an acquisition. The notes are due and payable on July 1, 2005, with the exception of $10, which was due and paid on July 1, 2004. The notes bear interest at the prime rate. Based on operating and performance targets which were achieved in the first and second quarters of 2004, the Compensation Committee of the Board of Directors acting on delegated authority of the Board of Directors approved the forgiveness of $400 in shareholder notes as of July 1, 2004. In addition, the Board of Directors awarded $332 to the shareholders to pay taxes associated with the forgiveness of their debt. The shareholder notes outstanding at December 31, 2004 and 2003 are $600 and $1,010, respectively.

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
      In the first quarter of 2005, the Compensation Committee of the Board of Directors approved the forgiveness of the remaining $600 in shareholders notes, as well as an estimated $500 to pay taxes associated with the forgiveness of their debt. The forgiveness of the shareholder notes is to take place prior to June 30, 2005.

14.	Business Segments
      The Company operates in three business segments: friction products, precision components and performance racing. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.
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
      The performance racing segment engineers, manufactures and markets high performance friction material for use in racing car brakes in addition to premium branded clutch and drive train components. The Company, through this segment, targets leading teams in the NASCAR and ALMS racing series, as well as high-performance street vehicles and other road race and oval track competition cars.

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
      Information by segment is as follows:

	Year ended December 31(1)(4)

	2004	2003	2002

Net sales to external customers:
Friction products(1)	$148,242	$121,569	$106,134
Precision components(4)	78,629	68,123	67,151
Performance racing(1)	14,317	12,859	12,627

Consolidated	$241,188	$202,551	$185,912

Depreciation and amortization:(2)(3)
Friction products(1)	$6,792	$7,135	$7,277
Precision components(4)	3,791	3,511	3,537
Performance racing(1)	210	227	200

Consolidated	$10,793	$10,873	$11,014

Gross profit:
Friction products(1)	$36,483	$29,510	$25,403
Precision components(4)	16,605	14,458	15,082
Performance racing(1)	3,438	3,401	3,711

Consolidated	$56,526	$47,369	$44,196

Income from operations:(2)
Friction products(1)	$13,051	$8,284	$7,794
Precision components(4)	3,508	2,254	4,287
Performance racing(1)	711	380	874

Consolidated	$17,270	$10,918	$12,955

Capital expenditures: (including capital leases):
Friction products(1)	$9,126	$5,151	$5,742
Precision components(4)	8,983	5,889	3,486
Performance racing(1)	188	183	521

Consolidated	$18,297	$11,223	$9,749

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31

	2004	2003

Total assets:
Friction products(1)	$114,608	$101,169
Precision components(4)	85,545	77,026
Performance racing(1)	12,365	11,052

Continuing operations	212,518	189,247
Discontinued operations	4,499	4,302

Consolidated	$217,017	$193,549

(1)	An operating unit formerly associated with the Company’s performance racing segment was reclassified as of January 1, 2002 to the Company’s friction products segment as a result of changes in the internal operating responsibility of that unit. All prior periods have been reclassified to reflect this change.

(2)	In accordance with the non-amortization provisions of SFAS 142 (see Note 2), the Company discontinued the amortization of goodwill in 2002.

(3)	Depreciation and amortization outlined in this table does not include deferred financing amortization of $387 in 2004, $801 in 2003, and $643 in 2002, which is included in Interest expense on the Statement of Operations.

(4)	A line of business formerly associated with the Company’s motors segment, which was discontinued as of December 31, 2003, was retained by the Company and production was transferred to a facility within the Company’s precision components segment effective July 1, 2004. Net sales from this line of business were $802 through the date of transfer effective July 1, 2004, $1,235, and $1,341 for the years ended December 31, 2003, and 2002, respectively. All prior periods have been reclassified to reflect this change.
     Geographic information for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004			2003			2002

	Domestic	Foreign		Domestic	Foreign		Domestic	Foreign
	Operations	Operations	Total	Operations	Operations	Total	Operations	Operations	Total

	(In thousands)
Net sales	$192,836	$48,352	$241,188	$165,451	$37,100	$202,551	$160,259	$25,653	$185,912
Income from operations	10,298	6,972	17,270	7,818	3,100	10,918	12,163	792	12,955
Discontinued operations, net of tax	(662)	318	(344)	(620)	(4,353)	(4,973)	(77)	(1,773)	(1,850)
Cumulative effect of change in accounting principle, net of tax							(17,200)		(17,200)
Net (loss) income	(2,019)	3,160	1,141	(1,866)	(3,556)	(5,422)	(16,075)	(2,170)	(18,245)
Total assets of continuing operations	$176,269	$36,249	$212,518	$159,406	$29,841	$189,247	$165,702	$16,805	$182,507
      The Company has continuing foreign operations in Canada, Italy, and China.

15.	Supplemental Guarantor Information
      As discussed in Note 6, each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Senior Notes. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.
      The following supplemental consolidating condensed financial statements present:

•	Consolidating condensed balance sheets as of December 31, 2004 and December 31, 2003, consolidating condensed statements of operations for the years ended December 31, 2004, 2003 and 2002 and consolidating condensed statements of cash flows for the years ended December 31, 2004, 2003 and 2002.

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

•	Hawk Corporation (Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries consisting of the Company’s subsidiaries in Canada, Italy, and China with their investments in subsidiaries accounted for using the equity method.

•	Elimination entries necessary to consolidate the financial statements of the Parent and all of its subsidiaries.
      The Company does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented. The Bank Facility contains covenants with respect to the Company and its subsidiaries that, among other things, would prohibit the payment of any dividends to the company by the subsidiaries (including Guarantor Subsidiaries) in the event of a default under the terms of the Bank Facility. The indenture governing the Senior Notes permits the payment of any dividends to the Company by the subsidiaries (including Guarantor Subsidiaries) provided that no event of default has occurred under the terms of the indenture.

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2004

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$1,967	$49	$4,769		$6,785
Accounts receivable, net		26,491	12,553		39,044
Inventories	(974)	31,316	12,081	$(873)	41,550
Deferred income taxes	3,698		885		4,583
Taxes receivable	373				373
Other current assets	1,809	1,771	480		4,060
Current assets of discontinued operations		84	4,415		4,499

Total current assets	6,873	59,711	35,183	(873)	100,894
Investment in subsidiaries	793			(793)
Inter-company advances, net	177,871	2,531	(4,970)	(175,432)
Property, plant and equipment, net		60,299	9,729		70,028
Other assets:
Goodwill and other intangible assets	72	41,593			41,665
Other	228	4,492	720	(1,010)	4,430

Total other assets	300	46,085	720	(1,010)	46,095

Total assets	$185,837	$168,626	$40,662	$(178,108)	$217,017

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$15,749	$9,805		$25,554
Accrued compensation	$1,395	5,052	1,726		8,173
Accrued interest	1,623		7		1,630
Accrued taxes	553	22	2,077		2,652
Other accrued expenses	1,840	4,379	(236)	$(386)	5,597
Short-term debt			980		980
Current portion of long-term debt		362	277		639
Current liabilities of discontinued operations		257	4,040		4,297

Total current liabilities	5,411	25,821	18,676	(386)	49,522
Long-term liabilities:
Long-term debt	110,000	887	515		111,402
Deferred income taxes	2,821		810		3,631
Other	898	4,071	2,826		7,795
Inter-company advances, net	818	166,815	8,388	(176,021)

Total long-term liabilities	114,537	171,773	12,539	(176,021)	122,828
Shareholders’ equity	65,889	(28,968)	9,447	(1,701)	44,667

Total liabilities and shareholders’ equity	$185,837	$168,626	$40,662	$(178,108)	$217,017

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	December 31, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$39	$129	$3,197		$3,365
Accounts receivable, net		20,718	11,554		32,272
Inventories		26,036	9,789	$(401)	35,424
Deferred income taxes	3,089		462		3,551
Taxes receivable	521				521
Other current assets	1,428	1,690	914		4,032
Current assets of discontinued operations		1,730	2,572		4,302

Total current assets	5,077	50,303	28,488	(401)	83,467
Investment in subsidiaries	794			(794)
Inter-company advances, net	157,379	14,062	(6,322)	(165,119)
Property, plant and equipment, net	628	52,962	9,546		63,136
Other assets:
Goodwill and other intangible assets	72	42,327			42,399
Other	1,143	3,713	701	(1,010)	4,547
Long-term assets of discontinued operations

Total other assets	1,215	46,040	701	(1,010)	46,946

Total assets	$165,093	$163,367	$32,413	$(167,324)	$193,549

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$14,100	$7,469		$21,569
Accrued compensation	$1,099	3,393	1,244		5,736
Accrued interest	4,153				4,153
Other accrued expenses	2,410	4,047	1,910	$(71)	8,296
Short-term debt			1,326		1,326
Bank Facility	24,059				24,059
Current portion of long-term debt		866	282		1,148
Current liabilities of discontinued operations		1,437	2,215		3,652

Total current liabilities	31,721	23,843	14,446	(71)	69,939
Long-term liabilities:
Long-term debt	66,184	1,040	1,219		68,443
Deferred income taxes	3,860	1	499		4,360
Other	(2,782)	9,594	2,290		9,102
Long-term liabilities of discontinued operations
Inter-company advances, net	847	155,978	8,438	(165,263)

Total long-term liabilities	68,109	166,613	12,446	(165,263)	81,905
Shareholders’ equity	65,263	(27,089)	5,521	(1,990)	41,705

Total liabilities and shareholders’ equity	$165,093	$163,367	$32,413	$(167,324)	$193,549

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31, 2004

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales		$195,942	$56,361	$(11,115)	$241,188
Cost of sales	$42	151,744	43,991	(11,115)	184,662

Gross profit	(42)	44,198	12,370		56,526
Expenses:
Selling, technical and administrative expenses	406	31,589	5,410		37,405
Restructuring costs		1,117			1,117
Amortization of finite-lived intangible assets		734			734

Total operating expenses	406	33,440	5,410		39,256

(Loss) income from operations	(448)	10,758	6,960		17,270
Interest income (expense), net	3,666	(13,777)	(100)		(10,211)
Exchange offer costs	(1,464)	(967)			(2,431)
Income from equity investee	748	3,160		(3,908)
Other income (expense), net	(172)	702	(774)		(244)

Income (loss) from continuing operations before income taxes	2,330	(124)	6,086	(3,908)	4,384
Income tax provision (benefit)	1,189	(1,534)	3,244		2,899

Income before discontinued operations	1,141	1,410	2,842	(3,908)	1,485
Discontinued operations, net of tax		(662)	318		(344)

Net income	$1,141	$748	$3,160	$(3,908)	$1,141

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales		$169,770	$42,289	$(9,508)	$202,551
Cost of sales		129,655	34,833	(9,306)	155,182

Gross profit		40,115	7,456	(202)	47,369
Expenses:
Selling, technical and administrative expenses	$(229)	29,604	4,356		33,731
Pension curtailment and contractual termination benefit costs		1,920			1,920
Amortization of finite-lived intangible assets	9	791			800

Total expenses	(220)	32,315	4,356		36,451

Income from operations	220	7,800	3,100	(202)	10,918
Interest income (expense), net	3,556	(13,778)	(473)		(10,695)
Loss from equity investee	(9,001)	(3,556)		12,557
Other (expense) income, net	(278)	497	(36)		183

(Loss) income from continuing operations before income taxes	(5,503)	(9,037)	2,591	12,355	406
Income tax (benefit) provision	(201)	(656)	1,794	(82)	855

(Loss) income before discontinued operations	(5,302)	(8,381)	797	12,437	(449)
Discontinued operations, net of tax		(620)	(4,353)		(4,973)

Net loss	$(5,302)	$(9,001)	$(3,556)	$12,437	$(5,422)

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales		$163,693	$27,415	$(5,196)	$185,912
Cost of sales		123,942	22,970	(5,196)	141,716

Gross profit		39,751	4,445		44,196
Expenses:
Selling, technical and administrative expenses	$(121)	26,942	3,653		30,474
Amortization of finite-lived intangible assets		767			767

Total expenses	(121)	27,709	3,653		31,241

Income from operations	121	12,042	792		12,955
Interest income (expense), net	3,495	(13,157)	(588)		(10,250)
(Loss) income from equity investee	(20,656)	(2,170)		22,826
Other (expense) income, net	(2,239)	(221)	(109)		(2,569)

(Loss) income before income taxes, discontinued operations and cumulative effect of change in accounting principle	(19,279)	(3,506)	95	22,826	136
Income tax (benefit) provision	(1,113)	(48)	492		(669)

(Loss) income before discontinued operations	(18,166)	(3,458)	(397)	22,826	805
Discontinued operations, net of tax		(77)	(1,773)		(1,850)
Cumulative effect of change in accounting principle, net of tax	(79)	(17,121)			(17,200)

Net loss	$(18,245)	$(20,656)	$(2,170)	$22,826	$(18,245)

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31, 2004

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities of continuing operations	$(15,678)	$18,172	$3,522		$6,016
Net cash (used in) provided by operating activities of discontinued operations		(1,084)	1,452		368
Cash flows from investing activities:
Proceeds from sale of assets		881			881
Purchases of property, plant and equipment		(16,691)	(1,606)		(18,297)

Net cash used in investing activities of continuing operations		(15,810)	(1,606)		(17,416)
Net cash used in investing activities of discontinued operations			(173)		(173)
Cash flows from financing activities:
Deferred financing	(4,096)				(4,096)
Payments on short-term debt			(342)		(342)
Payments on long-term debt		(1,358)	(271)		(1,629)
Payment on Bank Facility	(13,355)				(13,355)
Proceeds from Bank Facility	13,575				13,575
Proceeds from Senior Notes	110,000				110,000
Payment on Old Senior Notes	(66,267)				(66,267)
Proceeds from Old Bank Facility	92,336				92,336
Payments on Old Bank Facility	(116,395)				(116,395)
Proceeds from exercise of stock options	679				679
Payments of preferred stock dividends	(150)				(150)

Net cash provided by (used in) financing activities of continuing operations	16,327	(1,358)	(613)		14,356
Effect of exchange rate changes on cash			269		269

Net cash provided by continuing operations	649	1,004	1,572		3,225
Net cash (used in) provided by discontinued operations		(1,084)	1,279		195

Net increase (decrease) in cash and cash equivalents	649	(80)	2,851		3,420
Cash and cash equivalents, at beginning of period	1,318	129	1,918		3,365

Cash and cash equivalents, at end of period	$1,967	$49	$4,769		$6,785

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by operating activities of continuing operations	$13,890	$8,982	$913		$23,785
Net cash provided by operating activities of discontinued operations		912	1,387		2,299
Cash flows from investing activities:
Proceeds from sale of assets		568			568
Purchases of property, plant and equipment		(7,818)	(2,859)		(10,677)

Net cash used in investing activities of continuing operations		(7,250)	(2,859)		(10,109)
Net cash used in investing activities of discontinued operations		(116)	(192)		(308)
Cash flows from financing activities:
Proceeds from short-term debt			1,326		1,326
Proceeds from long-term debt		25	478		503
Payments on long-term debt		(2,775)	(185)		(2,960)
Payment on Old Senior Notes	(583)				(583)
Proceeds from Old Bank Facility	68,173				68,173
Payments on Old Bank Facility	(80,441)				(80,441)
Proceeds from exercise of stock options	59				59
Payments of preferred stock dividends	(150)				(150)

Net cash provided by (used in) financing activities of continuing operations	(12,942)	(2,750)	1,619		(14,073)
Effect of exchange rate changes on cash			69		69

Net cash (used in) provided by continuing operations	948	(1,018)	(258)		(328)
Net cash provided by discontinued operations		796	1,195		1,991

Net increase (decrease) in cash and cash equivalents	948	(222)	937		1,663
Cash and cash equivalents, at beginning of period	370	351	981		1,702

Cash and cash equivalents, at end of period	$1,318	$129	$1,918		$3,365

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended December 31, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities of continuing operations	$(14,567)	$4,105	$2,811		$(7,651)
Net cash provided by (used in) operating activities of continuing operations		6,276	(1,415)		4,861
Cash flows from investing activities:
Purchases of property, plant and equipment		(8,491)	(1,238)		(9,729)

Net cash used in investing activities of continuing operations		(8,491)	(1,238)		(9,729)
Net cash used in investing activities of discontinued operations		(209)	(866)		(1,075)
Cash flows from financing activities:
Proceeds from long-term debt	53,160	75	135		53,370
Payments on long-term debt	75,609	(1,588)	(202)		(77,399)
Proceeds from Bank Facility	52,165				52,165
Payments on Bank Facility	(15,838)				(15,838)
Payments of preferred stock dividends	(150)				(150)

Net cash provided by (used in) financing activities of continuing operations	13,728	(1,513)	(67)		12,148
Effect of exchange rate changes on cash			64		64

Net cash (used in) provided by continuing operations	(839)	(5,899)	1,570		(5,168)
Net cash provided by discontinued operations		6,067	(2,281)		3,786

Net (decrease) increase in cash and cash equivalents	(839)	168	(711)		(1,382)
Cash and cash equivalents, at beginning of period	1,209	183	1,692		3,084

Cash and cash equivalents, at end of period	$370	$351	$981		$1,702

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

16.	Summary of Quarterly Results of Operations (Unaudited)

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004	2003	2003	2003	2003

Net sales(1)	$60,295	$63,376	$59,367	$58,150	$54,661	$52,193	$48,161	$47,536
Gross profit(1)	15,724	15,761	13,639	11,402	12,986	12,873	11,562	9,948
Income (loss) from continuing operations(1)	1,755	1,467	1,051	(2,788)	396	1,206	131	(2,182)
Discontinued operations, net of tax	5	4	(424)	71	(277)	(737)	(48)	(3,911)
Net income (loss)(1)	$1,760	$1,471	$627	$(2,717)	$119	$469	$83	$(6,093)

Basic earnings (loss) per share:(1)
Earnings (loss) per share from continuing operations	$.20	$.16	$.12	$(.32)	$.04	$.14	$.01	$(.26)
Discontinued operations	.00	.00	(.05)	.01	(.03)	(.09)	.00	(.45)

Net earnings (loss) per basic share	$.20	$.16	$.07	$(.31)	$.01	$.05	$.01	$(.71)

Diluted earnings (loss) per share:(1)
Earnings (loss) per share from continuing operations	$.20	$.16	$.11	$(.32)	$.04	$.14	$.01	$(.26)
Discontinued operations	.00	.00	(.05)	.01	(.03)	(.09)	.00	(.45)

Net earnings (loss) per diluted share	$.20	$.16	$.06	$(.31)	$.01	$.05	$.01	$(.71)

(1)	Results of operations of the Company have been restated to reclassify the net earnings of the motors segment as discontinued operations for all periods presented. See Note 3.

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.
ITEM 9A.                       CONTROLS AND PROCEDURES
      As of December 31, 2004, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act rule 13a-15(e)). The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Vice President — Finance. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer and Vice President — Finance concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Hawk, including our consolidated subsidiaries, required to be included in reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934.
      We continue to evaluate the need for improvements in our disclosure controls and procedures, including further formalizing our processes, procedures and policies.
      There were no significant changes in our internal controls over financial reporting (as defined in the Securities and Exchange Act of 1934 Rules 13a-15(f) and 15-d-15(f)) during the most recent fiscal quarter that we judged to have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      None.
Part III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by Item 10 is incorporated herein by reference to the Registrant’s definitive Proxy Statement relating to its 2005 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Structure and Practices of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” This Proxy Statement will be filed with the SEC prior to April 30, 2005.
Code of Ethics
      We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees worldwide. The Code of Ethics is available on our website at www.hawkcorp.com.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by Item 11 is contained under the caption “Executive Compensation and Other Information” in the Proxy Statement and is incorporated herein by reference. This Proxy Statement will be filed with the SEC prior to April 30, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information at December 31, 2004

Number of
	Number of		securities
	securities		remaining available
	to be issued upon		for future issuance
	exercise of		under equity
	outstanding	Weighted-average	compensation plans
	options,	exercise price of	(excluding securities
	warrants and	outstanding options,	reflected in
Plan category	rights(a)	warrants and rights(b)	column(a))(c)

Equity compensation plans approved by security holders	793,910	$4.72	86,253
Equity compensation plans not approved by security holders	0		0
Total	793,910	$4.72	86,253
      For additional information regarding our equity compensation plans, see “Note 8 — Employee Stock Option Plan” in the accompanying audited consolidated financial statements beginning on page 32 of this Form 10-K.
      Additional information required by Item 12 is contained under the caption “Principal Stockholders” in the Proxy Statement and is incorporated herein by reference. This Proxy Statement will be filed with the SEC prior to April 30, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by Item 13 is contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference. This Proxy Statement will be filed with the SEC prior to April 30, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by Item 14 is contained under the caption “Audit Committee Report — Principal Accountant Fees and Services” in the Proxy Statement and is incorporated herein by reference. This Proxy Statement will be filed with the SEC prior to April 30, 2005.
Part IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
      The following consolidated financial statements of Hawk are included in Item 8:

(i)	Consolidated Balance Sheets at December 31, 2004 and 2003

(ii)	Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

(iii)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

(v)	Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002

      All consolidated financial schedules are omitted because they are inapplicable, not required by the instructions or the information is included in the consolidated financial statements or notes thereto.
(b) Exhibits:

3.1	Form of the Company’s Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))
3.2	The Company’s Amended and Restated By-laws (Incorporated by reference to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission (Reg. No. 001-13797))
4.1	Form of Rights Agreement between the Company and National City Bank as successor, as Rights Agent (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))
4.2	Stockholders’ Voting Agreement, effective as of November 27, 1996, by and among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz and the Krantz Family Limited Partnership (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
4.3	Letter agreement, dated January 5, 1998, amending the Stockholders’ Voting Agreement, effective as of November 27, 1996, by and among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz and the Krantz Family Limited Partnership (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))
4.4	Indenture, dated as of November 1, 2004, among Hawk Corporation, the Guarantors named therein, and HSBC Bank USA, National Association, as Trustee (Incorporated by reference to the Company’s Form 8-K, dated November 1, 2004, as filed with the Securities and Exchange Commission)
4.5	Registration Rights Agreement, dated as of November 1, 2004, among Hawk Corporation, the Guarantors named therein, and Jefferies & Company, Inc. (Incorporated by reference to the Company’s Form 8-K, dated November 1, 2004, as filed with the Securities and Exchange Commission)
4.6	Form of 8 3/4% Senior Exchange Note due 2014 (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-120991)
10.1	Form of the Promissory Notes, each dated June 30, 1995, issued by of Norman C. Harbert and Ronald E. Weinberg to the Company (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
10.2	Letter agreement, dated October 1, 1996, amending the Promissory Notes, dated June 30, 1995, issued by each of Norman C. Harbert and Ronald E. Weinberg to the Company (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))
10.3	Hawk Corporation 1997 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))
10.4	Hawk Corporation 2000 Long Term Incentive Plan (Incorporated by reference to the Company’s Form 10-K for the period ended December 31,2000 as filed with the Securities and Exchange Commission)
10.5	Hawk Corporation Annual Incentive Compensation Plan (Incorporated by reference to the Company’s Form 10-K for the period ended December 31,2000 as filed with the Securities and Exchange Commission)

10.6	Form of Intellectual Property Security Agreement, dated as of August 10, 2001, by and between the Company and each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp. (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)
10.7	Credit and Security Agreement, dated November 1, 2004, among Hawk Corporation, Allegheny Clearfield, Inc., Friction Products Co., Hawk MIM, Inc., Hawk Motors, Inc., Hawk Precision Components, Inc., Helsel, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., Sinterloy Corporation, S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Tex Racing Enterprises, Inc., Wellman Products Group, Inc., and Wellman Products, LLC, as Borrowers, and KeyBank National Association, as Administrative Agent and LC Issuer (Incorporated by reference to the Company’s Form 8-K, dated November 1, 2004, as filed with the Securities and Exchange Commission)
10.8	Form of Pledge and Security Agreement — Borrower in favor of KeyBank National Association (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission)
10.9	Form of Collateral Assignment of Security Interest in Trademarks and Licenses, dated as of November 1, 2004, among Hawk Corporation and the other Grantors named therein and KeyBank National Association (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission)
10.10	Form of Collateral Assignment of Security Interest in Patents and Patent Applications, dated as of November 1, 2004, among Hawk Corporation and the other Grantors named therein and KeyBank National Association (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission)
10.11	Form of Collateral Assignment of Security Interest in Copyrights, dated as of November 1, 2004, among Hawk Corporation and the other Grantors named therein and KeyBank National Association (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission)
10.12	Form of Limited License Agreement (Borrower) in favor of KeyBank National Association (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission)
10.13	Settlement Agreement, Release and Waiver, dated as of October 27, 2003, by and between the Company and Jeffrey H. Berlin (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission)
10.14	Transition Agreement, Release and Waiver, dated as of January 7, 2004, by and between the Company and Michael J. Corkran (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission)
10.15	Common Stock Selling Plan of the Harbert Foundation pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, effective January 9, 2004 (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission)
10.16	Amendment No. 1 to Sales Plan, dated as of August 10, 2004, between the Harbert Foundation and Northern Trust Securities (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission)
10.17	Amended and Restated Employment Agreement, dated as of December 31, 2001, by and among the Company, Friction Products Co. and Ronald E. Weinberg (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001 as filed with the Securities and Exchange Commission)

10.18		Amendment No. 1 to Amended and Restated Employment Agreement, dated as of March 3, 2004, by and among the Company, Friction Products Co. and Ronald E. Weinberg (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission)
10.19		Amended and Restated Employment Agreement, dated as of December 31, 2001, by and among the Company, Friction Products Co. and Norman C. Harbert (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001 as filed with the Securities and Exchange Commission)
10.20		Amended and Restated Wage Continuation Agreement, dated as of December 31, 2001, by and among the Company, Friction Products Co. and Norman C. Harbert (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001 as filed with the Securities and Exchange Commission)
10.21		Consultant Agreement, dated as of December 31, 2001, by and among the Company, Friction Products Co. and Norman C. Harbert (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001 as filed with the Securities and Exchange Commission)
10.22		First Amendment to Amended and Restated Employment Agreement, dated as of December 31, 2003, by and among the Company, Friction Products Co. and Norman C. Harbert (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission)
10.23		Agreement of Employment, Confidentiality and Non-Competition, dated January 27, 2000, between Friction Products Co. and Steven J. Campbell Securities (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission)
10.24		First Amendment to Agreement of Employment, Confidentiality and Non-Competition, dated October 5, 2004, between Friction Products Co. and Steven J. Campbell (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission)
10.25		Depositary Agreement appointing HSBC Bank USA, National Association, as exchange agent (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-120991)
14		Code of Business Conduct and Ethics (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission)
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of Ernst & Young LLP
31	.1*	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or Furnished herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWK CORPORATION

By:	/s/ Joseph J. Levanduski

Joseph J. Levanduski
Chief Financial Officer
Date: March 30, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ronald E. Weinberg Ronald E. Weinberg	Chairman of the Board, Chief Executive Officer, President and Director (principal executive officer)	March 30, 2005

/s/ Norman C. Harbert Norman C. Harbert	Senior Chairman of the Board, Founder and Director	March 30, 2005

/s/ Joseph J. Levanduski Joseph J. Levanduski	Chief Financial Officer (principal financial and accounting officer)	March 30, 2005

/s/ Byron S. Krantz Byron S. Krantz	Secretary and Director	March 30, 2005

/s/ Paul R. Bishop Paul R. Bishop	Director	March 30, 2005

/s/ Jack F. Kemp Jack F. Kemp	Director	March 30, 2005

/s/ Dan T. Moore, III Dan T. Moore, III	Director	March 30, 2005

/s/ Andrew T. Berlin Andrew T. Berlin	Director	March 30, 2005