Form 10-Q
period 2005-03-31
HAWK CORP
filed 2005-05-13
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 9, 2005, the Registrant had the following number of shares of common stock outstanding:

Class A Common Stock, $0.01 par value:	8,860,340
Class B Common Stock, $0.01 par value:	None (0)

As used in this Form 10-Q, the terms “Company,” “Hawk,” “Registrant,” “we,” “us,” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of March 31, 2005.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits	30

SIGNATURES	31
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification
EX-32.2 Certification
EX-99.1 Earnings Release

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, except share data)

	March 31,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$6,184	$6,785
Accounts receivable, less allowance of $1,251 in 2005 and $970 in 2004	46,890	39,044
Inventories:
Raw materials and work-in-process	29,911	24,043
Finished products	15,737	17,507

Total inventories	45,648	41,550
Deferred income taxes	4,546	4,583
Taxes receivable	373	373
Shareholder notes		600
Other current assets	4,081	3,460
Assets of discontinued operations	5,482	4,499

Total current assets	113,204	100,894

Property, plant and equipment:
Land and improvements	1,859	1,850
Buildings and improvements	20,588	20,705
Machinery and equipment	115,709	116,663
Furniture and fixtures	9,306	9,220
Construction in progress	11,361	8,469

	158,823	156,907
Less accumulated depreciation	87,714	86,879

Total property, plant and equipment	71,109	70,028

Other assets:
Goodwill	32,495	32,495
Other intangible assets	8,986	9,170
Other	8,344	8,279

Total other assets	49,825	49,944

Total assets	$234,138	$220,866

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS – (Unaudited) (Continued)
(In Thousands, except share data)

	March 31,	December 31,
	2005	2004
Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$31,571	$25,554
Accrued compensation	5,574	8,173
Accrued interest	2,471	1,630
Accrued taxes	4,761	2,877
Other accrued expenses	6,173	5,597
Short-term debt	980	980
Current portion of long-term debt	544	639
Liabilities of discontinued operations	4,837	4,297

Total current liabilities	56,911	49,747

Long-term liabilities:
Long-term debt	116,208	111,402
Deferred income taxes	3,597	3,631
Pension liabilities	7,358	7,358
Other	3,701	3,701

Total long-term liabilities	130,864	126,092

Shareholders’ equity:
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; and 8,828,745 and 8,782,121 outstanding in 2005 and 2004, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding
Additional paid-in capital	53,781	53,867
Retained deficit	(1,447)	(3,353)
Accumulated other comprehensive loss	(3,232)	(2,431)
Treasury stock, at cost, 359,005 and 405,629 shares in 2005 and 2004, respectively	(2,832)	(3,149)

Total shareholders’ equity	46,363	45,027

Total liabilities and shareholders’ equity	$234,138	$220,866

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, except per share data)

	March 31,	March 31,
	2005	2004
Net sales	$72,071	$60,295
Cost of sales	53,385	44,571

Gross profit	18,686	15,724

Operating expenses:
Selling, technical and administrative expenses	11,206	9,828
Restructuring costs	731
Amortization of intangibles	184	184

Total operating expenses	12,121	10,012

Income from operations	6,565	5,712

Interest expense	(2,616)	(2,528)
Interest income	10	13
Other expense, net	(151)	(322)

Income from continuing operations, before income taxes	3,808	2,875

Income tax provision	1,937	1,120

Income from continuing operations, after income taxes	1,871	1,755
Discontinued operations, net of tax of $40 in 2005 and $0 in 2004	73	5

Net income	$1,944	$1,760

Earnings per share:
Basic earnings per share:
Earnings from continuing operations, after income taxes	$.21	$.20
Discontinued operations	.01	.00

Net earnings per basic share	$.22	$.20

Diluted earnings per share:
Earnings from continuing operations, after income taxes	$.20	$.20
Discontinued operations	.01	.00

Net earnings per diluted share	$.21	$.20

See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	March 31,	March 31,
	2005	2004
Cash flows from operating activities
Net income	$1,944	$1,760
Adjustments to reconcile net income to net cash used in operating activities:
Income from discontinued operations, net of tax	(73)	(5)
Depreciation and amortization	2,962	2,911
Loss on fixed assets	227
Changes in operating assets and liabilities:
Accounts receivable	(8,332)	(6,837)
Inventories	(4,362)	(2,922)
Other assets	(723)	(13)
Accounts payable	6,389	2,062
Accrued expenses	1,404	500
Other liabilities and other	(227)	(1,308)

Net cash used in operating activities of continuing operations	(791)	(3,852)

Net cash (used in) provided by operating activities of discontinued operations	(370)	207

Cash flows from investing activities
Purchases of property, plant and equipment	(4,220)	(2,879)

Net cash used in investing activities of continuing operations	(4,220)	(2,879)

Net cash used in investing activities of discontinued operations		(159)

Cash flows from financing activities
Payments on short-term debt		(343)
Proceeds from long-term debt	21,700	83
Payments on long-term debt	(16,963)	(140)
Proceeds from Bank Facility		29,158
Payments on Bank Facility		(21,641)
Net proceeds from exercise of stock options	231	186
Payments of preferred stock dividends	(38)	(38)

Net cash provided by financing activities of continuing operations	4,930	7,265
Effect of exchange rate changes on cash	(150)	(35)

Net cash (used in) provided by continuing operations	(231)	499
Net cash (used in) provided by discontinued operations	(370)	48

Net (decrease) increase in cash and cash equivalents	(601)	547
Cash and cash equivalents at beginning of period	6,785	3,365

Cash and cash equivalents at end of period	$6,184	$3,912

See notes to consolidated financial statements.

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2005
(In Thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (Company) for the year ended December 31, 2004.

The Company, through its business segments, designs, engineers, manufactures and markets specialized components used in a variety of industrial, commercial and aerospace applications.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain amounts have been reclassified in 2004 to conform to the 2005 presentation.

NOTE 2 – INTANGIBLE ASSETS

The components of finite-lived intangible assets are as follows:

	March 31, 2005			December 31, 2004
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Product certifications	$20,820	$11,899	$8,921	$20,820	$11,716	$9,104
Other intangible assets	2,719	2,654	65	2,719	2,653	66

	$23,539	$14,553	$8,986	$23,539	$14,369	$9,170

Product certifications were acquired and valued based on the acquired company’s position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

The Company estimates that amortization expense for finite-lived intangible assets for each of the next five years will be approximately $735.

The weighted average amortization period for product certifications and other intangible assets is 29 years and 14 years, respectively.

NOTE 3 – COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three months ended
	March 31,
	2005	2004
Net income	$1,944	$1,760
Foreign currency translation	(801)	(253)

Comprehensive income	$1,143	$1,507

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes materials, labor and overhead and is determined by the first-in, first-out (FIFO) method.

NOTE 5 – EMPLOYEE STOCK OPTION PLAN

In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans. Under the provisions of APB 25, because the exercise price of the stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three months ended March 31, 2005 and 2004:

	Three months ended
	March 31,
	2005	2004
Net income, as reported	$1,944	$1,760
Employee stock-based compensation expense determined under fair value based methods, net of tax	71	46

Pro forma net income	$1,873	$1,714

Basic earnings per share:
As reported	$.22	$.20

Pro forma	$.21	$.19

Diluted earnings per share:
As reported	$.21	$.20

Pro forma	$.20	$.19

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This statement addresses the accounting transactions in which a company exchanges its equity instruments for goods or services. It also addresses transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method and requires instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. On April 14, 2005, the U.S. Securities and Exchange Commission (SEC) announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006. When the Company adopts FAS 123(R) in 2006, it will include the expense associated with share-based payments issued to employees in its Consolidated Statement of Income. At this time, the Company has not yet completed its assessment of which valuation model or transition option to select, however the valuation model and amortization assumptions currently used by the Company continues to be an acceptable method under FAS 123(R).

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

In the fourth quarter of 2004, the Company sold certain fixed assets of its Alton, Illinois facility which had previously been adjusted to fair market value as of December 31, 2003, and also sold the land and building of this facility, which had previously been included with continuing operations.

The Company continues to actively market the sale of the Monterrey, Mexico operations and anticipates selling the remaining portion of the business during 2005.

Operating results from discontinued operations are summarized as follows:

	Three months ended
	March 31,
	2005	2004
Net sales	$2,345	$3,167

Income from discontinued operations, before income taxes	$113	$5
Income tax benefit	40

Income from discontinued operations, net of tax	$73	$5

The assets and liabilities of this segment, which have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, consist of the following at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
Accounts receivable	$3,970	$3,069
Inventory	619	673
Other current assets	525	418
Property, plant and equipment	314	289
Other assets	54	50

Total assets of discontinued operations	$5,482	$4,499

Accounts payable	$4,621	$3,973
Other accrued expenses	216	324

Total liabilities of discontinued operations	$4,837	$4,297

NOTE 7 – RESTRUCTURING

In the fourth quarter of 2003, the Company committed to a restructuring program to achieve cost savings and expansion in its friction products segment by moving operations at its Brook Park, Ohio location to a new production facility in Catoosa, Oklahoma. During 2004, the Company substantially completed the construction of its new and larger, leased facility. In connection with the planned closure of the Ohio facility and the relocation to the Catoosa, Oklahoma facility, the Company incurred $731 and $0 of restructuring costs primarily related to planning, severance and moving costs during the three months ended March 31, 2005 and 2004, respectively, which is recorded in “Restructuring costs” in the Consolidated Statements of Income. The Company anticipates pre-tax restructuring costs of approximately $4,000 to $4,500 for the full year 2005 related to the relocation of the Ohio facility and employee severance expense.

The following table sets forth the activity related to restructuring costs as of and for the three months ended March 31, 2005:

Amounts recognized as restructuring costs	$731
Payments	472

Restructuring accrual as of March 31, 2005	$259

NOTE 8 – EMPLOYEE BENEFITS

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1,842 on a cash basis to its defined benefit pension plans in 2005. As of March 31, 2005, $296 of contributions has been made. Hawk presently anticipates contributing an additional $1,546 to fund its pension plans in 2005 for a total of $1,842.

The components of net periodic benefit cost for the three months ended March 31 are as follows:

	Pension Benefits
	2005	2004
Service cost	$272	$268
Interest cost	389	373
Expected return on plan assets	(450)	(403)
Amortization of prior service cost	4	19
Amortization of net loss	64	63

Net periodic benefit cost	$279	$320

NOTE 9 – EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

	Three months ended
	March 31,
	2005	2004
Income from continuing operations, after income taxes	$1,871	$1,755
Less: Preferred stock dividends	38	38

Income from continuing operations, after income taxes available to common shareholders	$1,833	$1,717

Net income	$1,944	$1,760
Less: Preferred stock dividends	38	38

Net income available to common shareholders	$1,906	$1,722

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	8,806	8,669

Diluted:
Basic weighted average shares outstanding	8,806	8,669
Dilutive effect of convertible notes		25
Dilutive effect of stock options	426	117

Diluted weighted average shares outstanding	9,232	8,811

Earnings per share:
Basic earnings from continuing operations, after income taxes	$.21	$.20
Discontinued operations	.01	.00

Net earnings per basic share	$.22	$.20

Diluted earnings from continuing operations, after income taxes	$.20	$.20
Discontinued operations	.01	.00

Net earnings per diluted share	$.21	$.20

NOTE 10 – BUSINESS SEGMENTS

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

The precision components segment engineers, manufactures and markets specialized powder metal components, used primarily in industrial, consumer and other applications. The Company, through this segment, targets four areas of the powder metal component marketplace: high precision components that are used in fluid power applications, large structural powder metal parts used in construction, agricultural and truck applications, smaller high-volume parts and metal injected molded parts for a variety of industries.

The performance racing segment engineers, manufactures and markets premium branded clutch, transmissions and driveline systems. The Company, through this segment, targets leading teams in the National Association for Stock Car Auto Racing (NASCAR) and the American LeMans Racing Series (ALMS) and the weekend enthusiasts in the Sports Car Club of America (SCCA) and other road racing and oval track competition cars.

Information by segment is as follows:

	Three months ended
	March 31,
	2005	2004
Net sales to external customers:
Friction products	$44,393	$35,488
Precision components	22,799	20,598
Performance racing	4,879	4,209

Consolidated	$72,071	$60,295

Depreciation and amortization: (1)
Friction products	$1,801	$1,789
Precision components	1,012	974
Performance racing	57	53

Consolidated	$2,870	$2,816

Gross profit:
Friction products	$12,585	$9,587
Precision components	4,692	4,837
Performance racing	1,409	1,300

Consolidated	$18,686	$15,724

Income from operations:
Friction products	$5,017	$3,924
Precision components	1,030	1,254
Performance racing	518	534

Consolidated	$6,565	$5,712

(1)	Depreciation and amortization outlined in this table does not include deferred financing amortization of $92 in 2005 and $95 in 2004, which is included in “Interest expense” in the Consolidated Statements of Income.

NOTE 11 – RELATED PARTIES

As of March 31, of 2005, the Compensation Committee approved the forgiveness of the remaining principal amount of $600 in shareholders’ notes outstanding, as well as an estimated $500 to pay taxes associated with the forgiveness of these notes.

NOTE 12 – SUPPLEMENTAL GUARANTOR INFORMATION

Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Senior Notes. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.

The following supplemental consolidating condensed financial statements present:

•	Consolidating condensed balance sheets as of March 31, 2005 and December 31, 2004, consolidating condensed statements of income for the three months ended March 31, 2005 and 2004 and consolidating condensed statements of cash flows for the three months ended March 31, 2005 and 2004.

•	Hawk Corporation (Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries consisting of the Company’s subsidiaries in Canada, Italy, and China with their investments in subsidiaries accounted for using the equity method.

•	Elimination entries necessary to consolidate the financial statements of the Parent and all of its subsidiaries.

The Company does not believe that separate financial statements of the Guarantor Subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented. The bank facility contains covenants with respect to the Company and its subsidiaries that, among other things, would prohibit the payment of dividends to the Company by the subsidiaries (including Guarantor Subsidiaries) in the event of a default under the terms of the bank facility. The indenture governing the senior notes permits the payment of any dividends to the Company by the subsidiaries (including Guarantor Subsidiaries) provided that no event of default has occurred under the terms of the indenture.

Supplemental Consolidating Condensed
Balance Sheet (Unaudited)

	March 31, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$418	$49	$5,717		$6,184
Accounts receivable, net		32,962	13,928		46,890
Inventories, net	(1,166)	35,465	12,245	$(896)	45,648
Deferred income taxes	3,698		848		4,546
Taxes receivable	373				373
Other current assets	1,189	2,376	516		4,081
Assets of discontinued operations		5	5,477		5,482

Total current assets	4,512	70,857	38,731	(896)	113,204
Investment in subsidiaries	793			(793)
Inter-company advances, net	185,669	9,133	(4,937)	(189,865)
Property, plant and equipment, net		61,607	9,502		71,109
Other assets:
Goodwill and other intangible assets	72	41,409			41,481
Other	237	8,404	713	(1,010)	8,344

Total other assets	309	49,813	713	(1,010)	49,825

Total assets	$191,283	$191,410	$44,009	$(192,564)	$234,138

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$21,831	$9,740		$31,571
Accrued compensation	$762	3,187	1,625		5,574
Accrued interest	2,447		24		2,471
Accrued taxes	1,428	686	3,091	$(444)	4,761
Other accrued expenses	1,726	4,181	266		6,173
Short-term debt			980		980
Current portion of long-term debt		314	230		544
Liabilities of discontinued operations		102	4,735		4,837

Total current liabilities	6,363	30,301	20,691	(444)	56,911
Long-term liabilities:
Long-term debt	115,075	604	529		116,208
Deferred income taxes	2,821		776		3,597
Other	678	7,592	2,789		11,059
Inter-company advances, net	854	180,794	8,772	(190,420)

Total long-term liabilities	119,428	188,990	12,866	(190,420)	130,864
Shareholders’ equity	65,492	(27,881)	10,452	(1,700)	46,363

Total liabilities and shareholders’ equity	$191,283	$191,410	$44,009	$(192,564)	$234,138

Supplemental Consolidating Condensed
Balance Sheet (Unaudited)

	December 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,967	$49	$4,769		$6,785
Accounts receivable, net		26,491	12,553		39,044
Inventories	(974)	31,316	12,081	$(873)	41,550
Deferred income taxes	3,698		885		4,583
Taxes receivable	373				373
Other current assets	1,809	1,771	480		4,060
Current assets of discontinued operations		84	4,415		4,499

Total current assets	6,873	59,711	35,183	(873)	100,894
Investment in subsidiaries	793			(793)
Inter-company advances, net	177,871	2,531	(4,970)	(175,432)
Property, plant and equipment, net		60,299	9,729		70,028
Other assets:
Goodwill and other intangible assets	72	41,593			41,665
Other	228	8,341	720	(1,010)	8,279

Total other assets	300	49,934	720	(1,010)	49,944

Total assets	$185,837	$172,475	$40,662	$(178,108)	$220,866

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$15,749	$9,805		$25,554
Accrued compensation	$1,395	5,052	1,726		8,173
Accrued interest	1,623		7		1,630
Accrued taxes	778	408	2,077	$(386)	2,877
Other accrued expenses	1,840	3,993	(236)		5,597
Short-term debt			980		980
Current portion of long-term debt		362	277		639
Current liabilities of discontinued operations		257	4,040		4,297

Total current liabilities	5,636	25,821	18,676	(386)	49,747
Long-term liabilities:
Long-term debt	110,000	887	515		111,402
Deferred income taxes	2,821		810		3,631
Other	313	7,920	2,826		11,059
Inter-company advances, net	818	166,815	8,388	(176,021)

Total long-term liabilities	113,952	175,622	12,539	(176,021)	126,092
Shareholders’ equity	66,249	(28,968)	9,447	(1,701)	45,027

Total liabilities and shareholders’ equity	$185,837	$172,475	$40,662	$(178,108)	$220,866

Supplemental Consolidating Condensed
Statement of Income (Unaudited)

	Three months ended March 31, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales		$57,909	$16,989	$(2,827)	$72,071
Cost of sales		43,450	12,762	(2,827)	53,385

Gross profit		14,459	4,227		18,686
Operating expenses:
Selling, technical and administrative expenses	$1,250	8,519	1,437		11,206
Restructuring costs		731			731
Amortization of intangibles		184			184

Total operating expenses	1,250	9,434	1,437		12,121

(Loss) income from operations	(1,250)	5,025	2,790		6,565
Interest expense net	901	(3,479)	(28)		(2,606)
Income from equity investee	2,539	1,533		(4,072)
Other expense, net	(28)	(24)	(99)		(151)

Income from continuing operations before income taxes	2,162	3,055	2,663	(4,072)	3,808
Income tax provision	218	540	1,179		1,937

Income from continuing operations, after income taxes	1,944	2,515	1,484	(4,072)	1,871
Discontinued operations, net of tax		24	49		73

Net income	$1,944	$2,539	$1,533	$(4,072)	$1,944

Supplemental Consolidating Condensed
Statement of Income (Unaudited)

	Three months ended March 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales		$48,888	$14,539	$(3,132)	$60,295
Cost of sales		36,602	11,101	(3,132)	44,571

Gross profit		12,286	3,438		15,724
Operating expenses:
Selling, technical and administrative expenses	$547	8,060	1,221		9,828
Amortization of intangibles		184			184

Total operating expenses	547	8,244	1,221		10,012

(Loss) income from operations	(547)	4,042	2,217		5,712
Interest income (expense), net	908	(3,399)	(24)		(2,515)
Income from equity investee	1,646	1,253		(2,899)
Other (expense) income, net	(311)	(60)	49		(322)

Income from continuing operations before income taxes	1,696	1,836	2,242	(2,899)	2,875
Income tax (benefit) provision	(64)	173	1,011		1,120

Income from continuing operations, after income taxes	1,760	1,663	1,231	(2,899)	1,755
Discontinued operations, net of tax		(17)	22		5

Net income	$1,760	$1,646	$1,253	$(2,899)	$1,760

Supplemental Consolidating Condensed
Cash Flow Statement (Unaudited)

	Three months ended March 31, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(6,597)	$3,760	$2,046		$(791)
Net cash used in operating activities of discontinued operations			(370)		(370)
Cash flows from investing activities:
Purchases of property, plant and equipment		(3,717)	(503)		(4,220)

Net cash used in investing activities of continuing operations		(3,717)	(503)		(4,220)
Net cash used in investing activities of discontinued operations
Cash flows from financing activities:
Proceeds from long-term debt	21,700				21,700
Payments on long-term debt	(16,845)	(43)	(75)		(16,963)
Net proceeds from exercise of stock options	231				231
Payments of preferred stock Dividends	(38)				(38)

Net cash provided by (used in) financing activities of continuing operations	5,048	(43)	(75)		4,930
Effect of exchange rate changes on cash			(150)		(150)

Net cash (used in) provided by continuing operations	(1,549)		1,318		(231)
Net cash used in discontinued operations			(370)		(370)

Net (decrease) increase in cash and cash equivalents	(1,549)		948		(601)
Cash and cash equivalents, at beginning of period	1,967	49	4,769		6,785

Cash and cash equivalents, at end of period	$418	$49	$5,717		$6,184

Supplemental Consolidating Condensed
Cash Flow Statement (Unaudited)

	Three months ended March 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(7,373)	$2,331	$1,190		$(3,852)
Net cash provided by operating activities of discontinued operations		100	107		207
Cash flows from investing activities:
Purchases of property, plant and equipment		(2,431)	(448)		(2,879)

Net cash used in investing activities of continuing operations		(2,431)	(448)		(2,879)
Net cash used in investing activities of discontinued operations		(33)	(126)		(159)
Cash flows from financing activities:
Payments on short-term debt			(343)		(343)
Proceeds from long-term debt	83				83
Payments on long-term debt		(76)	(64)		(140)
Proceeds from Bank Facility	29,158				29,158
Payments on Bank Facility	(21,641)				(21,641)
Net proceeds from exercise of stock options	186				186
Payments of preferred stock dividends	(38)				(38)

Net cash provided by (used in) financing activities of continuing operations	7,748	(76)	(407)		7,265
Effect of exchange rate changes on cash			(35)		(35)

Net cash provided by (used in) continuing operations	375	(176)	300		499
Net cash provided by (used in) discontinued operations		67	(19)		48

Net increase (decrease) in cash and cash equivalents	375	(109)	281		547
Cash and cash equivalents, at beginning of period	39	129	3,197		3,365

Cash and cash equivalents, at end of period	$414	$20	$3,478		$3,912

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report, as well as, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our 2004 Annual Report on Form 10-K.

GENERAL

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

We believe that, based on net sales, we are one of the top worldwide manufacturers of friction products used in industrial, agricultural, powersports and aerospace applications. Our friction products segment manufactures parts and components made from proprietary formulations of composite materials, primarily consisting of metal powders and synthetic and natural fibers. Friction products are used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. The principal markets served by our friction products segment include construction and mining vehicles, agricultural vehicles, trucks, commercial and general aircraft, motorcycles, race cars, and all-terrain vehicles (ATVs). Through this segment our Hawk Performance® brand performance brake is the official brake sponsor of the SCCA. We believe we are:

•	a leading domestic and international supplier of friction products for construction and mining equipment, agricultural equipment and trucks,

•	the leading North American independent supplier of friction materials for braking systems for new and existing series of many commercial aircraft models, including the Boeing 737 and 757 and the MD-80, and several regional jets used by commuter airlines, including the Canadair regional jet series,

•	the largest supplier of friction materials for the growing general aviation market, including numerous new and existing series of Gulfstream, Cessna, Lear and Beech aircraft, and

•	a leading domestic supplier of friction products in powersports and specialty markets, such as motorcycles, race cars, ATV’s, military vehicles and snowmobiles.

•	Precision Components

We are a leading supplier of powder metal and metal injection molded precision components used in industrial, consumer and other applications, such as pumps, motors, transmissions, lawn and garden equipment, appliances, small hand tools, trucks and telecommunications equipment. We use composite metal alloys in powder form to manufacture high quality custom-engineered metal components. Our precision components segment serves four specific areas of the powder metal marketplace:

•	tight tolerance fluid power components, such as pump elements and gears,

•	large powder metal components used primarily in construction equipment, agricultural equipment and trucks,

•	high volume parts for the lawn and garden, appliance and other markets, and

•	metal injection molded parts for a variety of industries, including small hand tools, medical and telecommunications.

•	Performance Racing

We engineer, manufacture and market premium branded clutch, transmissions and driveline systems for the performance racing market. Through this segment, we supply parts used in NASCAR and the ALMS racing series and for the weekend enthusiasts in other road racing and oval track competition cars.

The following chart shows our net sales by segment during the first three months of 2005:

NET SEGMENT SALES

THREE MONTHS ENDED MARCH 31, 2005

As of March 31, 2005, Hawk had approximately 1,700 employees and 17 manufacturing, research, sales and administrative sites in 6 countries at its continuing operations.

Recent Events

Ronald E. Weinberg, our Chairman, Chief Executive Officer and President, and Norman C. Harbert, our Senior Chairman and Founder, each issued notes to us to repay certain debt incurred by them with respect to the acquisition of Helsel, Inc. in June 1995. The original principal amount of each note was $0.8 million. As of March 31, 2005, our Compensation Committee approved the forgiveness of the remaining $0.3 million of the principal amount of each of Messrs. Weinberg and Harbert’s notes outstanding. In addition, they also awarded to each of Messrs. Weinberg and Harbert an additional $0.25 million to pay taxes associated with the forgiveness of the notes.

Critical Accounting Policies

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. We base our estimates and assumptions on historical experience and other factors that we consider relevant. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material. However, historically our estimates have not been materially different from actual results. Our critical accounting policies include the following:

•	Revenue Recognition. Revenues are recognized when products are shipped and title has transferred to our customer.

•	Allowance for Doubtful Accounts. Our policy regarding the collectibility of accounts receivable is based on a number of factors. In circumstances where a specific customer is unable to pay its obligations, we record a specific allowance for bad debts against amounts due to reduce the net recognized receivable to the amount that we reasonably expect to collect. If circumstances change, estimates of the recoverability of the amounts due us could change.

•	Inventory Reserves. We establish reserves for slow moving and obsolete inventories based on our historical experience and product demand. We continuously evaluate the adequacy of our inventory reserves and make adjustments to the reserves as required.

•	Goodwill. Goodwill represents the excess of the cost of companies we acquired over the fair value of their net assets as of the date of acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), our policy is to evaluate the carrying value of our goodwill and indefinite-lived intangible assets at least annually, or more frequently if there is a significant adverse event or change in the environment in which one of our business unit operates. We would record an impairment loss in the period such determination is made. In assessing the recoverability of our goodwill, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future discounted cash flows are highly subjective judgments based on our experience and knowledge of operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If actual results are materially different than the assumptions used, impairment could result. We did not record any impairment charges in the three month periods ended March 31, 2005 and 2004.

•	Long-Lived Assets. We review long-lived assets (excluding goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future undiscounted cash flows are highly subjective judgments based on our experience and knowledge of our operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. There were no impairment charges recorded in the three month periods ended March 31, 2005 and 2004.

•	Pension Benefits. We account for our defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions (SFAS 87) which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant elements in determining our pension income (expense) in accordance with SFAS 87 are the expected return on plan assets and appropriate discount rates. We assumed that the expected weighted average long-term rate of return on plan assets will be 8.6% for 2005 which is consistent with the rate used for 2004. Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable. However, should the rate of return differ materially from our assumed rate we could experience a material adverse effect on the funded status of our plans and our future pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense). Net periodic benefit cost was $0.3 million for the three month periods ended March 31, 2005 and 2004.

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

•	Income Taxes. Our effective tax rate, taxes payable and other tax assets and liabilities reflect the current tax rates in the domestic and foreign tax jurisdictions in which we operate. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for reporting and income tax purposes. Our effective tax rate is substantially driven by the impact of federal and local tax rate differences on our foreign income and domestic losses as well as our inability to utilize certain tax credits in 2004.

SFAS No. 109, Accounting for Income Taxes, (SFAS 109) provides certain guidelines to follow in making the determination of the need for a valuation allowance. We must show that taxable income is expected to be available for future periods sufficient to realize the benefits of temporary differences and carryforwards to not record an allowance. We have identified strategies which, if implemented, would enable us to realize the aforementioned tax benefits, and therefore, we have determined that no valuation allowance is required as of March 31, 2005.

•	Foreign Currency Translation and Transactions. Assets and liabilities of our foreign operations are translated using year-end exchange rates and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in a separate component of our shareholders’ equity. Other comprehensive income (loss), net includes a translation loss of $0.8 million for the three months ended March 31, 2005 and a translation loss of $0.3 million for the three months ended March 31, 2004. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Accounts receivable or payable in foreign currencies, other than the subsidiary’s local currency, are translated at the rates of exchange prevailing at the date of the transaction. The effect of the transaction’s gain or loss is included in “Other expense, net” in our Consolidated Statements of Income. Foreign currency transaction gains and losses were not material to the results of operations for the three months ended March 31, 2005 and 2004.

FIRST QUARTER OF 2005 COMPARED TO THE FIRST QUARTER OF 2004

Net Sales. Our consolidated net sales for the first quarter of 2005 were $72.1 million, an increase of $11.8 million or 19.6% from the same period in 2004. The first quarter 2005 net sales set a quarterly sales record. We experienced double digit sales increases in each of our segments, primarily as a result of new product introductions and market share gains in our friction products and precision component segments and the continuing economic recovery in the industrial markets we serve during the period. The effect of foreign currency exchange rates accounted for 1.2% of the 19.6% net sales increase during the quarter.

	Three months ended	Three months ended
Net Segment Sales:	March 31, 2005	March 31, 2004	$ Change	% Change

	(dollars in millions)
Friction Products	$44.4	$35.5	$8.9	25.1%
Precision Components	22.8	20.6	2.2	10.7%
Performance Racing	4.9	4.2	0.7	16.7%

Consolidated	$72.1	$60.3	$11.8	19.6%

•	Friction Products. Net sales in the friction products segment, our largest, were $44.4 million in the first quarter of 2005, an increase of $8.9 million, or 25.1%, compared to $35.5 million in the comparable quarter of 2004. Net sales increased as a result of new product introductions, continued share gains in the construction and mining market and improving economic conditions in our industrial markets. We experienced sales increases in our construction and mining, heavy truck, aftermarket, specialty and aerospace markets during the quarter. This segment continued to experience strong sales growth from our international operations during the first quarter of 2005. Net sales, on a local currency basis, at our Italian facility increased 10.1% in the first quarter of 2005 compared to the comparable period of 2004. The effect of foreign currency exchange rates accounted for 2.0% of the 25.1% net sales increase during the quarter.

•	Precision Components. Net sales in our precision components segment were $22.8 million in the first quarter of 2005, an increase of 10.7%, or $2.2 million, compared to $20.6 million in the first quarter of 2004. The increase in net sales was primarily attributable to improving conditions in the general industrial segments of the domestic economy. We experienced sales increases in the fluid power, automotive, power tool and lawn and garden markets served by this segment.

•	Performance Racing. Net sales in our performance racing segment were $4.9 million in the first quarter of 2005, an increase of 16.7% compared to net sales of $4.2 million in the first quarter of 2004. The increase in revenues was primarily attributable to new product introductions in our transmission business.

Gross Profit. Gross profit increased $3.0 million to $18.7 million during the first quarter of 2005, compared to gross profit of $15.7 million in the first quarter of 2004. The gross profit margin decreased slightly to 25.9% of net sales in 2005 from 26.0% of net sales in the first quarter of 2004.

	Three months ended	Three months ended
Gross Profit Margin:	March 31, 2005	March 31, 2004	Change

Friction Products	28.4%	27.0%	1.4%
Precision Components	20.6%	23.3%	(2.7%)
Performance Racing	28.6%	31.0%	(2.4%)
Consolidated	25.9%	26.0%	(0.1%)

•	Friction Products. Our friction products segment reported gross profit of $12.6 million or 28.4% of its net sales in the first quarter of 2005 compared to $9.6 million or 27.0% of its net sales in the comparable quarter of 2004. The increase in this segment’s gross profit margin was primarily the result of sales volume increases that provided a higher absorption of fixed manufacturing costs during the period and continued emphasis on cost reduction programs. The increase in the segment’s gross profit was partially offset by duplicate manufacturing costs associated with the transition of operations to our Oklahoma facility, and increased labor and incentive compensation costs.

•	Precision Components. Gross profit in our precision components segment was $4.7 million or 20.6% of its net sales in the first quarter of 2005 compared to $4.8 million or 23.3% of its net sales in comparable period of 2004. The decrease in this segment’s gross profit margin was primarily the result of start-up costs associated with our new technology initiatives, production inefficiencies at one of our facilities and production outsourcing costs required as a result of the sales volume increases to meet customer delivery schedules. We continued to support of our China precision components facility during the period. The decline in the segment’s gross margin was partially offset by sales volume increases that provided a higher absorption of fixed manufacturing costs and product mix.

•	Performance Racing. Our performance racing segment reported gross profit of $1.4 million or 28.6% of net sales in the first quarter of 2005 compared to $1.3 million or 31.0% of net sales in the comparable period of 2004. The decrease in the gross profit percentage during the quarter was primarily the result of increased employee benefit costs and product mix.

Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses increased $1.4 million, or 14.3%, to $11.2 million in the first quarter of 2005 from $9.8 million in the comparable period of 2004. As a percentage of net sales, ST&A expenses decreased to 15.5% of net sales in the first quarter of 2005 compared to 16.3% of net sales in the comparable period of 2004. The increase in ST&A expenses resulted primarily from increased incentive compensation costs, sales and marketing expenses related to aftermarket product sales programs in our friction products segment and loan forgiveness and the related tax gross-up costs associated with the previously discussed forgiveness of shareholder loans in both periods. Included in ST&A expenses in the first quarter of 2005 is $1.1 million of loan forgiveness costs compared to $0.7 million in the first quarter of 2004. We spent $1.5 million on product research and development in the first quarter of 2005 compared to $1.4 million in the comparable period of 2004.

Restructuring Costs. Restructuring costs in the three months ended March 31, 2005 were $0.7 million, consisting of severance, planning, recruiting, relocation and other costs associated with the start-up of our new manufacturing facility in Oklahoma. There were no restructuring costs incurred in the comparable period of 2004.

Income from Operations. Income from operations increased $0.9 million or 15.8% to $6.6 million in the first quarter of 2005 from $5.7 million in the first quarter of 2004. Income from operations as a percentage of net sales decreased to 9.2% in the first quarter of 2005 from 9.5% in the first quarter of 2004. The decrease was primarily the result of restructuring costs, increased loan forgiveness costs and increased labor and incentive compensation costs partially offset by improved absorption of fixed costs as a result of the volume increases, product mix and continuing cost reduction initiatives.

As a result of the items discussed above, income from operations at each of our segments was as follows:

	Three months ended	Three months ended
Income from Operations by Segment:	March 31, 2005	March 31, 2004	$ Change	% Change

	(dollars in millions)
Friction Products	$5.0	$3.9	$1.1	28.2%
Precision Components	1.1	1.3	(0.2)	(15.4%)
Performance Racing	0.5	0.5	(0.0)	0.0%

Consolidated	$6.6	$5.7	$0.9	15.8%

Included in our income from operations in the first quarter of 2005 are $0.7 million of restructuring costs related to the move of one of our friction products manufacturing facilities to Oklahoma and a $1.1 million charge related to the previously disclosed forgiveness of the remaining balance of shareholder loans outstanding as of March 31, 2005. In the first quarter of 2004, income from operations included loan forgiveness costs of $0.7 million. Income from operations before these charges was $8.4 million, or 11.7% of net sales in the first quarter of 2005, an increase of 31.3%, or $2.0 million, from $6.4 million, or 10.6% of net sales in the comparable period of 2004.

Three Months ended March 31,

	Income from						Income from operations
	operations, as						before restructuring and
	reported (GAAP)		Restructuring costs		Loan forgiveness costs		loan forgiveness costs
	2005	2004	2005	2004	2005	2004	2005	2004
				(dollars in millions)
Friction products	$5.0	$3.9	$0.7		$0.6	$0.4	$6.3	$4.3
Precision components	1.1	1.3			0.4	0.3	1.5	1.6
Performance racing	0.5	0.5			0.1		0.6	0.5

Total pre-tax	$6.6	$5.7	$0.7		$1.1	$0.7	$8.4	$6.4

After tax			$0.5		$0.7	$0.5

Per diluted share			$0.05		$0.08	$0.05

Operating margin	9.2%	9.5%					11.7%	10.6%

The table above discloses income from operations, per diluted share data and income from operations before restructuring and loan forgiveness costs for each of our business segments and our Company as a whole, which excludes amounts that differ from the most directly comparable measure calculated in accordance with GAAP. A reconciliation of these financial measures to the most comparable GAAP measure is included in the table. Management believes that these financial measures are useful to investors because they exclude transactions of an unusual nature, allowing investors to more easily compare our performance period to period. Management uses this information in monitoring and evaluating the ongoing performance of each of our business segments.

Interest Expense. Interest expense increased $0.1 million in the first quarter of 2005 to $2.6 million from $2.5 million in the comparable quarter of 2004. Higher levels of borrowings during the three month period ended March 31, 2005 were partially offset by lower borrowing rates during the period. Included as a component of interest expense in our financial statements are deferred financing costs. Deferred financing costs included in interest expense in the first quarter of 2005 and 2004 were $0.1 million.

Income Taxes. We recorded a tax provision for our continuing operations of $1.9 million in the first quarter of 2005 compared to $1.1 million in the comparable period of 2004. Our effective income tax rate of 50.9% for the quarter exceeds the current federal U.S. statutory rate of 35.0%, primarily as a result of tax rate differences on our expected foreign income compared to our expected consolidated domestic losses and expected individual state tax liabilities. Our worldwide provision for income taxes is based on our estimated annual federal and local tax rates for the year applied to all of our sources of income.

Discontinued Operations, net of tax. In the fourth quarter of 2003, we committed to a plan to divest our motor segment operations. In accordance with GAAP, we have accounted for the motor segment in our financial statements on the line item “Discontinued operations, net of tax.” The following is a summary of the results of discontinued operations for the three months ended March 31, 2005 and 2004.

	Three months ended March 31,
	2005	2004
	(dollars in millions)
Net sales	$2.3	$3.2

Income from discontinued operations, before income taxes	$0.1	$0.0
Income taxes	0.0	0.0

Income from discontinued operations, net of tax	$0.1	$0.0

Net Income. As a result of the factors noted above, we reported net income of $1.9 million, an increase of $0.1 million or 5.6% in the first quarter of 2005 compared to $1.8 million in the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Our primary financing requirements are:

•	for capital expenditures for acquisition, maintenance and replacement of equipment, expansion of capacity, productivity improvements and product development,

•	for funding our day-to-day working capital requirements, and

•	to pay interest on, and to repay principal of, our indebtedness.

Our primary source of funds for conducting our business activities and servicing our debt has been cash generated from operations and borrowings under our bank facility. The following selected measures of liquidity and capital resources outline various metrics that are reviewed by our management and are provided to enhance the understanding of our business.

Selected Measures of Liquidity and Capital Resources from Continuing Operations

	March 31, 2005	December 31, 2004
(dollars in millions)
Cash and cash equivalents	$ 6.2	$ 6.8
Working capital (1)	$ 56.3	$ 51.1
Current ratio (2)	2.0 to 1.0	2.0 to 1.0
Debt as a % of capitalization (3)	70.6%	70.2%
Average number of days sales in accounts receivable	70.0 days	60.5 days
Average number of days sales in inventory	82.1 days	78.1 days

(1)	Working capital is defined as current assets divided by current liabilities.

(2)	Current ratio is defined as current assets divided by current liabilities.

(3)	Debt is defined as long-term debt, including current portion, and short-term borrowings, less cash. Capitalization is defined as debt plus shareholders’ equity.

Debt

The following table summarizes the components of our debt as of March 31, 2005 and December 31, 2004:

	March 31,	December 31,
	2005	2004
	(in millions)
Short-term debt	$1.0	$1.0
Bank facility	5.1	0.2
Senior notes	110.0	110.0
Other	1.6	1.8

Total debt	$117.7	$113.0

Our bank facility, which is available for general corporate purposes, has a maximum commitment of $30.0 million, including a letter of credit sub-facility of up to $5.0 million. The bank facility matures on November 1, 2009, subject to extension at our request on an annual basis thereafter, with the consent of the lender. The interest rates on the bank facility range from 150 to 225 basis points over the London Interbank Offered Rates, or alternatively, 0 basis points over the prime rate, and the commitment fee is 25 basis points on the unused portion of the bank facility. At March 31, 2005, the average interest rate on our borrowings under the bank facility was 5.75% per annum. At March 31, 2005 we had $22.0 million available to borrow under the bank facility and had $3.0 million of letters of credit outstanding.

The bank facility is collateralized by a security interest in our cash, accounts receivable, inventory and certain intangible assets. We also pledged the stock of our guarantor subsidiaries and 65% of the stock of certain of our foreign subsidiaries as collateral. The restrictive terms of the bank facility require that we maintain a minimum amount of shareholders’ equity as determined by reference to an adjusted shareholders’ equity at September 30, 2004 plus net income earned by us after such date. The bank facility also requires that we maintain an earnings before interest, taxes, depreciation and amortization to interest expense ratio of at least 1.0 to 1.0, although the lender will test this ratio only if our borrowing availability falls below $10.0 million. This test was not in effect as of March 31, 2005 as a result of our excess borrowing availability. Under the bank facility, we may pay cash dividends on our Class A common stock in an amount up to $2.0 million per year under certain circumstances.

We use our bank facility to finance our ongoing working capital requirements and for general corporate purposes.

Our $110 million aggregate principal amount of 8 3/4% senior notes due November 1, 2014 are senior unsecured obligations, rank senior in right of payment to all of our existing and future subordinated debt and rank equally in right of payment with all of our existing and future senior debt, including our bank facility. The senior notes are unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic restricted subsidiaries (the Guarantors). The guarantees rank senior in right of payment to all of the existing and future subordinated debt of the Guarantors and equally in right of payment with all existing and future senior debt of the Guarantors, including the bank facility. The senior notes and the guarantees are effectively subordinated to all of our and the Guarantors’ secured debt, including the bank facility, to the extent of the value of the assets securing that debt. The terms of the senior notes permit us to incur additional debt without limitation, provided that we continue to meet a cash flow ratio greater than 2.0 to 1.0 for our most recently ended four quarters. At March 31, 2005, we exceeded the cash flow ratio. We may pay cash dividends on our Class A common stock under the terms of the senior notes under certain circumstances.

We have entered into various short-term, variable-rate, debt agreements of up to $6.5 million with local financial institutions at our facilities in Italy and China. Borrowings under these credit facilities totaled $1.0 million as of March 31, 2005.

As of March 31, 2005, we were in compliance with the provisions of all of our debt instruments.

Cash Flow

The following table summarizes the major components of our cash flow:

	Three months ended, March 31,
	2005	2004
	(dollars in millions)
Cash used in by operating activities	$(0.8)	$(3.9)
Cash used in investing activities	(4.2)	(2.9)
Cash provided by financing activities	4.9	7.3
Effect of exchange rate changes on cash	(0.2)	—
Cash provided by discontinued operations	(0.3)	—
Net decrease in cash and cash equivalents	$(0.6)	$0.5

At March 31, 2005 we had cash and cash equivalents of $6.2 million compared to $6.8 million at March 31, 2004. The cash on the balance sheet at March 31, 2005 and 2004 is primarily at our foreign operations. Excess domestic cash is used to pay down the outstanding loans of our bank facility.

Net cash used in operating activities was $0.8 million for the three months ended, March 31, 2005 compared to $3.9 million for the same period in 2004. The decrease was primarily attributable to increase in our accounts payable, accrued expenses, other liabilities and accounts payable, offset by increases in our accounts receivable and inventory assets. Our accounts payable and accrued expenses, including accrued interest, compensation and taxes increased by approximately $6.7 million at March 31, 2005 compared to December 31, 2004 primarily as a result of timing of payments. We have not changed our payment terms to vendors. Our net working capital was $56.3 million at March 31, 2005 compared to $47.1 million at March 31, 2004, exclusive of $31.6 million in outstanding debt under our then existing bank facility, which at March 31, 2004 was classified as a current liability for accounting purposes. As part of our capital management, we review certain working capital metrics on a continuing basis. Our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding in accounts receivable as of March 31, 2005, was 70 days compared to 61 days at December 31, 2004 and 62 days at March 31, 2004. Average inventory turns at March 31, 2005 was 82 days, an increase of 4 days compared to 78 days at December 31, 2004 and a decrease of 2 days compared to 84 days at March 31, 2004.

We used cash in our investing activities of $4.2 million for the three months ended March 31, 2005 and $2.9 million for the same period in 2004 for the purchase of property, plant and equipment.

Cash provided by financing activities was $4.9 million for the three months ended March 31, 2005 compared to cash provided by financing activities of $4.9 million for the same period in 2004. The decrease in the cash provided by financing activities for the three months ended March 31, 2005 compared to the same period in 2004 was primarily the result of reduced net borrowings during the period needed to support our working capital assets and our purchases of property, plant and equipment.

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

Our forward-looking statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results that differ materially and adversely from those contained in any forward looking statement. Many of these factors are beyond our ability to control or predict and such incurrence could be material. Such factors include, but are not limited to, the following:

•	our ability to meet the terms of our bank facility and the senior notes, each of which contain a number of significant financial covenants and other restrictions;

•	limitations that may confine our growth as a result of restrictions imposed by the financial covenants;

•	our vulnerability to adverse general economic and industry conditions and competition;

•	the impact on our gross profit margins as a result of changes in our product mix;

•	the effect of any interruption in our supply of raw materials or a substantial increase in the price of any of the raw materials;

•	our ability to effectively utilize all of our manufacturing capacity as the industrial and commercial end-markets we serve continue to improve;

•	the ability to hire and train qualified people at our new friction product facility;

•	the ability to transfer production to the new facility and commence production at the new facility without causing customer delays or dissatisfaction;

•	the ability to achieve the projected cost savings at the new facility, including whether the cost savings can be achieved in a timely manner;

•	higher than anticipated costs related to the relocation of the friction products segment facility and the sale of our motor segment;

•	whether or not the remaining portion of our motor segment can be sold and if sold whether the sale can take place at the price projected by us;

•	our ability to generate profits at our facilities in China;

•	the effect of the transfer of manufacturing to China and other lower wage locations by other manufacturers who compete with us;

•	the impact on our gross profit margins as a result of changes in our product mix;

•	the effect of competition by manufacturers using new or different technologies;

•	the effect of domestic earnings or losses compared to foreign earnings or losses on our overall effective tax rate and our ability to use our NOL and AMT carryforwards in future periods;

•	the effect on our international operations of unexpected changes in legal and regulatory requirements, export restrictions, currency controls, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political and economic instability, difficulty in accounts receivable collection and potentially adverse tax consequences;

•	the effect of fluctuations in foreign currency exchange rates as our non-U.S. sales continue to increase;

•	our ability to negotiate new agreements, as they expire, with our unions representing certain of our employees, on terms favorable to us or without experiencing work stoppages; and

•	the continuity of business relationships with major customers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. In seeking to minimize the risks and costs associated with market risk, we manage our exposures to interest rates and foreign currency exchange rates through our regular operating and financial activities and through foreign currency hedge contracts which were not material as of March 31, 2005. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. At March 31, 2005, approximately 5.2%, or $6.1 million, of our total debt bears interest at a variable rate. Our primary interest rate risk exposure results from floating rate debt. If interest rates were to increase 100 basis points (1%) from March 31, 2005 rates, and assuming no changes in debt from March 31, 2005 levels, our additional annual interest expense would be approximately $0.1 million.

Foreign Currency Exchange Risk. The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. In the aggregate, our portfolio of forward contracts as of March 31, 2005 related to foreign currency hedge contracts was not material to our financial position, results of operations or cash flows. We have operations outside the United States with foreign currency denominated assets and liabilities, primarily denominated in Euros, Canadian dollars, and Chinese renminbi. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. We do not expect that our unhedged foreign currency balance sheet exposure as of March 31, 2005 will result in a significant impact on our earnings or cash flows. We also monitor exposure to transactions denominated in currencies other than the functional currency of each country in which Hawk operates, and periodically enter into forward contracts to mitigate that exposure. As of March 31, 2005, we have no material derivative instruments outstanding.

Inflation Risk. We manage our inflation risks by ongoing review of product selling prices and production costs. In spite of the recent increases to a number of our raw materials, in the form of surcharges and price increases, we do not believe that inflation risks are material to our business, its consolidated financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of March 31, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Vice President — Finance. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer and Vice President — Finance concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Hawk, including our consolidated subsidiaries, required to be included in reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934. We continue to evaluate the need for improvements in our disclosure controls and procedures, including further formalizing our processes, procedures and policies.

Changes in Internal Control. There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that is judged to have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

On February 23, 2005, we issued a press release regarding our earnings for the fourth quarter of 2004 and the year ended December 31, 2004. A copy of the press release is attached as Exhibit 99.1 to this Form 10-Q.

ITEM 6. EXHIBITS

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

99.1* Earnings release of Hawk Corporation dated February 23, 2005

*	filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2005	HAWK CORPORATION

	By:	/s/ Ronald E. Weinberg

Ronald E. Weinberg
Chairman of the Board, Chief Executive Officer and President

	By:	/s/ Joseph J. Levanduski

Joseph J. Levanduski
Chief Financial Officer