Form 10-Q
period 2005-06-30
HAWK CORP
filed 2005-08-12
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

Commission File Number 001-13797

HAWK CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	34-1608156
(State of incorporation)	(I.R.S. Employer Identification No.)

200 Public Square, Suite 1500, Cleveland, Ohio 44114
(Address of principal executive offices) (Zip Code)

(216) 861-3553
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 8, 2005, the Registrant had the following number of shares of common stock outstanding:

Class A Common Stock, $0.01 par value:	8,877,218
Class B Common Stock, $0.01 par value:	None (0)

As used in this Form 10-Q, the terms “Company,”“Hawk,”“Registrant,”“we,”“us,” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of June 30, 2005.

This Page intentionally left blank

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, except share data)

	June 30,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$6,930	$6,785
Accounts receivable, less allowance of $1,251 in 2005 and $970 in 2004	43,866	39,044
Inventories:
Raw materials and work-in-process	28,998	24,043
Finished products	17,020	17,507
Total inventories	46,018	41,550
Deferred income taxes	4,153	4,583
Taxes receivable	373	373
Shareholder notes		600
Other current assets	5,145	3,460
Assets of discontinued operations	5,200	4,499
Total current assets	111,685	100,894

Property, plant and equipment:
Land and improvements	1,855	1,850
Buildings and improvements	20,458	20,705
Machinery and equipment	115,800	116,663
Furniture and fixtures	9,412	9,220
Construction in progress	12,980	8,469
	160,505	156,907
Less accumulated depreciation	89,156	86,879
Total property, plant and equipment	71,349	70,028

Other assets:
Goodwill	32,495	32,495
Other intangible assets	8,802	9,170
Other	8,356	8,279
Total other assets	49,653	49,944
Total assets	$232,687	$220,866

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS - (Unaudited) (Continued)
(In Thousands, except share data)

	June 30,	December 31,
	2005	2004
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$29,802	$25,554
Accrued compensation	6,749	8,173
Accrued interest	4,849	1,630
Accrued taxes	4,815	2,877
Other accrued expenses	6,595	5,597
Short-term debt	980	980
Current portion of long-term debt	397	639
Liabilities of discontinued operations	5,043	4,297
Total current liabilities	59,230	49,747

Long-term liabilities:
Long-term debt	111,453	111,402
Deferred income taxes	3,364	3,631
Pension liabilities	7,358	7,358
Other	3,634	3,701
Total long-term liabilities	125,809	126,092

Shareholders' equity:
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; and 8,866,461 and 8,782,121 outstanding in 2005 and 2004, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized none issued or outstanding
Additional paid-in capital	53,657	53,867
Retained earnings (deficit)	221	(3,353)
Accumulated other comprehensive loss	(3,774)	(2,431)
Treasury stock, at cost, 321,289 and 405,629 shares in 2005 and 2004, respectively	(2,549)	(3,149)
Total shareholders' equity	47,648	45,027
Total liabilities and shareholders' equity	$232,687	$220,866

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, except per share data)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net sales	$70,874	$63,376	$142,945	$123,671
Cost of sales	53,356	47,615	106,741	92,186
Gross profit	17,518	15,761	36,204	31,485

Operating expenses:
Selling, technical and administrative expenses	9,933	9,304	21,139	19,132
Restructuring costs	1,172	221	1,903	221
Amortization of finite-lived intangible assets	184	182	368	366
Total operating expenses	11,289	9,707	23,410	19,719
Income from operations	6,229	6,054	12,794	11,766

Interest expense	(2,625)	(2,549)	(5,241)	(5,077)
Interest income	5	12	15	25
Other (expense) income, net	(105)	(197)	(256)	(519)
Income from continuing operations, before income taxes	3,504	3,320	7,312	6,195

Income tax provision	1,837	1,853	3,774	2,973

Income from continuing operations, after income taxes	1,667	1,467	3,538	3,222
Income from discontinued operations, net of tax of $20 and $60 for the three and six months ended June 30, 2005, respectively, and $0 for the three and six months ended June 30, 2004	38	4	111	9

Net income	$1,705	$1,471	$3,649	$3,231

Earnings per share:
Basic earnings per share:
Earnings from continuing operations, after income taxes	$.18	$.16	$.39	$.36
Discontinued operations	.00	.00	.01	.00
Net earnings per basic share	$.18	$.16	$.40	$.36

Diluted earnings per share:
Earnings from continuing operations, after income taxes	$.17	$.16	$.37	$.36
Discontinued operations	.00	.00	.01	.00
Net earnings per diluted share	$.17	$.16	$.38	$.36

See Notes to Consolidated Financial Statements

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	June 30,	June 30,
	2005	2004
Cash flows from operating activities
Net income	$3,649	$3,231
Adjustments to reconcile net income to net cash used in operating activities:
Income from discontinued operations, net of tax	(111)	(9)
Depreciation and amortization	5,882	5,448
Loss on fixed assets	687	337
Changes in operating assets and liabilities:
Accounts receivable	(6,155)	(10,065)
Inventories	(5,160)	(2,634)
Other assets	(1,967)	(702)
Accounts payable	5,216	4,094
Accrued expenses	5,648	6,830
Other liabilities and other	405	(3,403)
Net cash provided by operating activates of continuing operations	8,094	3,127

Net cash provided by operating activities of discontinued operations	194	491

Cash flows from investing activities
Purchases of property, plant and equipment	(7,897)	(7,981)
Proceeds from sale of property, plant and equipment	10	--
Net cash used in investing activities of continuing operations	(7,887)	(7,981)

Net cash used in investing activities of discontinued operations	(38)	(173)

Cash flows from financing activities
Payments on short-term debt		(338)
Proceeds from long-term debt	37,322	83
Payments on long-term debt	(37,454)	(729)
Proceeds from Bank Facility		50,219
Payments on Bank Facility		(45,421)
Net proceeds from exercise of stock options	390	336
Payments of preferred stock dividends	(75)	(75)
Net cash provided by financing activities of continuing operations	183	4,075

Effect of exchange rate changes on cash	(401)	(24)

Net cash used in continuing operations	(11)	(803)
Net cash provided by discontinued operations	156	318
Net increase (decrease) in cash and cash equivalents	145	(485)
Cash and cash equivalents at beginning of period	6,785	3,365
Cash and cash equivalents at end of period	$6,930	$2,880

See Notes to Consolidated Financial Statements

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2005
(In Thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (Company) for the year ended December 31, 2004.

The Company, through its business segments, designs, engineers, manufactures and markets specialized components used in a variety of industrial, commercial and aerospace applications.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain amounts have been reclassified in 2004 to conform to the 2005 presentation.

NOTE 2 - INTANGIBLE ASSETS

The components of finite-lived intangible assets are as follows:

	June 30, 2005			December 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Product certifications	$20,820	$12,082	$8,738	$20,820	$11,716	$9,104
Other intangible assets	2,719	2,655	64	2,719	2,653	66
	$23,539	$14,737	$8,802	$23,539	$14,369	$9,170

Product certifications were acquired and valued based on the acquired company's position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

The Company estimates that amortization expense for finite-lived intangible assets for each of the next five years will be approximately $735.

The weighted average amortization period for product certifications and other intangible assets is 29 years and 14 years, respectively.

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$1,705	$1,471	$3,649	$3,231
Foreign currency translation	(542)	(150)	(1,343)	(403)
Comprehensive income	$1,163	$1,321	$2,306	$2,828

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes materials, labor and overhead and is determined by the first-in, first-out (FIFO) method.

NOTE 5 - EMPLOYEE STOCK OPTION PLAN

In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans. Under the provisions of APB 25, because the exercise price of the stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and six month periods ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income as reported	$1,705	$1,471	$3,649	$3,231
Employee stock-based compensation expense determined under fair value based methods, net of tax	55	45	126	92
Pro forma net earnings	$1,650	$1,426	$3,523	$3,139

Basic earnings per share:
As reported	$.18	$.16	$.40	$.36
Pro forma	$.17	$.16	$.39	$.35
Diluted earnings per share:
As reported	$.17	$.16	$.38	$.36
Pro forma	$.16	$.16	$.37	$.35

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

Operating results from discontinued operations are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net sales	$2,428	$3,366	$4,773	$6,533

Income from operations before income taxes	$58	$4	$171	$9
Income tax benefit	20		60
Income from operations, net of tax	$38	$4	$111	$9

The assets and liabilities of this segment, which have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, consist of the following at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
	2005	2004
Accounts receivable	$3,646	$3,069
Inventory	529	673
Other current assets	645	418
Property, plant and equipment	326	289
Other assets	54	50

Total assets of discontinued operations	$5,200	$4,499

Accounts payable	$4,807	$3,973
Other accrued expenses	236	324

Total liabilities of discontinued operations	$5,043	$4,297

NOTE 7 - RESTRUCTURING

In the fourth quarter of 2003, the Company committed to a restructuring program to achieve cost savings and expansion in its friction products segment by moving operations at its Brook Park, Ohio location to a new production facility in Catoosa, Oklahoma. During 2004, the Company substantially completed the construction of its new and larger, leased facility. The Company anticipates pre-tax restructuring costs of approximately $4,500 for the full year 2005 related to the relocation of the Ohio facility and employee severance expense. In connection with the planned closure of the Ohio facility and the relocation to the Catoosa, Oklahoma facility, the Company incurred $1,340 and $2,071 of restructuring costs, $1,172 and $1,903 of which are reported as “Restructuring costs” in the Consolidated Statements of Income and $168 and $168 of which are included in “Cost of sales” in the Consolidated Statements of Income, primarily related to severance, recruiting, relocation and other costs during the three and six month periods ended June 30, 2005, respectively. The Company incurred $221 of restructuring costs in the three and six month periods ended June 30, 2004, which are reported as “Restructuring costs” in the Consolidated Statements of Income.

The following table sets forth the cash flow activity related to restructuring costs as of and for the six months ended June 30, 2005:

Amounts recognized as restructuring costs (including $168 recorded in “Cost of sales”) through the six months ended June 30, 2005	$2,071
Cash payments through June 30, 2005	1,525
Restructuring cost accrual as of June 30, 2005	$546

NOTE 8 - EMPLOYEE BENEFITS

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1,842 on a cash basis to its defined benefit pension plans in 2005. As of June 30, 2005, $715 of contributions has been made. The Company presently anticipates contributing an additional $1,127 to fund its pension plans in 2005 for a total of $1,842.

The components of net periodic benefit cost are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Service cost	$271	$268	$543	$537
Interest cost	387	373	776	745
Expected return on plan assets	(449)	(403)	(899)	(805)
Amortization of prior service cost	4	19	8	37
Amortization of net loss	65	63	129	126
Net periodic benefit cost	$278	$320	$557	$640

NOTE 9 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Income from continuing operations, after income taxes	$1,667	$1,467	$3,538	$3,222
Less: Preferred stock dividends	37	37	75	75
Income from continuing operations, after income taxes available to common shareholders	$1,630	$1,430	$3,463	$3,147

Net income	$1,705	$1,471	$3,649	$3,231
Less: Preferred stock dividends	37	37	75	75
Net income available to common shareholders	$1,668	$1,434	$3,574	$3,156

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	8,854	8,666	8,842	8,642
Diluted:
Basic weighted average shares outstanding	8,854	8,666	8,842	8,642
Dilutive effect of convertible notes				12
Dilutive effect of stock options	566	140	496	128
Diluted weighted average shares outstanding	9,420	8,806	9,338	8,782

Earnings per share:
Basic earnings from continuing operations, after income taxes	$.18	$.16	$.39	$.36
Discontinued operations	.00	.00	.01	.00
Net earnings per basic share	$.18	$.16	$.40	$.36

Diluted earnings from continuing operations, after income taxes	$.17	$.16	$.37	$.36
Discontinued operations	.00	.00	.01	.00
Net earnings per diluted share	$.17	$.16	$.38	$.36

NOTE 10 - BUSINESS SEGMENTS

The Company operates in three business segments: friction products, precision components and performance racing. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

The friction products segment engineers, manufactures and markets specialized components, used in a variety of industrial, and commercial and aerospace applications. The Company, through this segment, is a worldwide supplier of friction components for brakes, clutches and transmissions.

The precision components segment engineers, manufactures and markets specialized powder metal components, used primarily in industrial and consumer applications. The Company, through this segment, targets four areas of the powder metal component marketplace: high precision components that are used in fluid power applications, large structural powder metal parts used in construction, agricultural and truck applications, smaller high-volume parts and metal injected molded parts.

The performance racing segment engineers, manufactures and markets premium branded clutch, transmissions and driveline systems. The Company, through this segment, targets leading teams in the National Association for Stock Car Auto Racing (NASCAR) and the American LeMans Racing Series (ALMS) and for the weekend enthusiasts in the Sports Car Club of America (SCCA) and other road racing and oval track competition cars.

Information by segment is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net sales to external customers:
Friction products	$45,620	$39,523	$90,013	$75,011
Precision components	21,213	19,841	44,012	40,439
Performance racing	4,041	4,012	8,920	8,221
Consolidated	$70,874	$63,376	$142,945	$123,671

Depreciation and amortization: (1)
Friction products	$1,714	$1,679	$3,515	$3,468
Precision components	1,027	897	2,039	1,871
Performance racing	55	56	112	109
Consolidated	$2,796	$2,632	$5,666	$5,448

Gross profit:
Friction products	$12,141	$10,240	$10,240	$19,827
Precision components	4,374	4,477	4,477	9,314
Performance racing	1,003	1,044	1,044	2,344
Consolidated	$17,518	$15,761	$15,761	$31,485

Income from operations:
Friction products	$4,866	$4,609	$4,609	$8,583
Precision Components	1,180	1,139	1,139	2,407
Performance Racing	183	306	306	776
Consolidated	$6,229	$6,054	$6,054	$11,766

(1) Depreciation and amortization outlined in this table does not include deferred financing amortization of $108 and $216 for the three and six months ended June 30, 2005 and $95 and $190 for the three and six months ended June 30, 2004, which is included in “Interest expense” in the Consolidated Statements of Income.

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

The following supplemental consolidating condensed financial statements present:

•
Consolidating condensed balance sheets as of June 30, 2005 and December 31, 2004, consolidating condensed statements of income for the three and six months ended June 30, 2005 and 2004 and consolidating condensed statements of cash flows for the six months ended June 30, 2005 and 2004.

•
Hawk Corporation (Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries consisting of the Company's subsidiaries in Canada, Italy, and China with their investments in subsidiaries accounted for using the equity method.

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

Supplemental Consolidating Condensed
Balance Sheet (Unaudited)

	June 30, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,580	$35	$5,315		$6,930
Accounts receivable, net		30,296	13,570		43,866
Inventories	(605)	35,961	11,182	$(520)	46,018
Deferred income taxes	3,698		455		4,153
Taxes receivable	373				373
Other current assets	1,043	2,277	1,825		5,145
Current assets of discontinued operations		5	5,195		5,200
Total current assets	6,089	68,574	37,542	(520)	111,685
Investment in subsidiaries	793			(793)
Inter-company advances, net	182,303	8,242	(3,977)	(186,568)
Property, plant and equipment, net		62,220	9,129		71,349
Other assets:
Goodwill and other intangible assets	72	41,225			41,297
Other	231	8,309	826	(1,010)	8,356
Total other assets	303	49,534	826	(1,010)	49,653
Total assets	$189,488	$188,570	$43,520	$(188,891)	$232,687
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		$20,568	$9,234		$29,802
Accrued compensation	$978	3,883	1,888		6,749
Accrued interest	4,823		26		4,849
Accrued taxes	2,575	274	2,202	$(236)	4,815
Other accrued expenses	1,100	5,225	270		6,595
Short-term debt			980		980
Current portion of long-term debt		217	180		397
Current liabilities of discontinued operations		94	4,949		5,043
Total current liabilities	9,476	30,261	19,729	(236)	59,230
Long-term liabilities:
Long-term debt	110,000	768	685		111,453
Deferred income taxes	2,741		623		3,364
Other	666	7,616	2,710		10,992
Inter-company advances, net	867	177,704	8,384	(186,955)
Total long-term liabilities	114,274	186,088	12,402	(186,955)	125,809
Shareholders' equity	65,738	(27,779)	11,389	(1,700)	47,648
Total liabilities and shareholders’ equity	$189,488	$188,570	$43,520	$(188,891)	$232,687

Supplemental Consolidating Condensed
Balance Sheet (Unaudited)

	December 31, 2004
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolided
Assets
Current assets:
Cash and cash equivalents	$1,967	$49	$4,769		$6,785
Accounts receivable, net		26,491	12,553		39,044
Inventories	(974)	31,316	12,081	$(873)	41,550
Deferred income taxes	3,698		885		4,583
Taxes receivable	373				373
Other current assets	1,809	1,771	480		4,060
Current assets of discontinued operations		84	4,415		4,499
Total current assets	6,873	59,711	35,183	(873)	100,894
Investment in subsidiaries	793			(793)
Inter-company advances, net	177,871	2,531	(4,970)	(175,432)
Property, plant and equipment, net		60,299	9,729		70,028
Other assets:
Goodwill and other intangible assets	72	41,593			41,665
Other	228	8,341	720	(1,010)	8,279
Total other assets	300	49,934	720	(1,010)	49,944
Total assets	$185,837	$172,475	$40,662	$(178,108)	$220,866
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$15,749	$9,805		$25,554
Accrued compensation	$1,395	5,052	1,726		8,173
Accrued interest	1,623		7		1,630
Accrued taxes	778	408	2,077	$(386)	2,877
Other accrued expenses	1,840	3,993	(236)		5,597
Short-term debt			980		980
Current portion of long-term debt		362	277		639
Current liabilities of discontinued operations		257	4,040		4,297
Total current liabilities	5,636	25,821	18,676	(386)	49,747
Long-term liabilities:
Long-term debt	110,000	887	515		111,402
Deferred income taxes	2,821		810		3,631
Other	313	7,920	2,826		11,059
Inter-company advances, net	818	166,815	8,388	(176,021)
Total long-term liabilities	113,952	175,622	12,539	(176,021)	126,092
Shareholders’ equity	66,249	(28,968)	9,447	(1,701)	45,027
Total liabilities and shareholders’ equity	$185,837	$172,475	$40,662	$(178,108)	$220,866

Supplemental Consolidating Condensed
Statement of Income (Unaudited)

	Three months ended June 30, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$56,371	$17,829	$(3,326)	$70,874
Cost of sales		43,192	13,490	(3,326)	53,356
Gross profit		13,179	4,339		17,518
Operating expenses:
Selling, technical and administrative expense	$(322)	8,757	1,498		9,933
Restructuring costs		1,172			1,172
Amortization of intangibles		184			184
Total operating expenses	(322)	10,113	1,498		11,289
Income from operations	322	3,066	2,841		6,229
Interest income (expense), net	893	(3,493)	(20)		(2,620)
Income from equity investee	1,580	1,887		(3,467)
Other (expense) income, net	(6)	(135)	36		(105)
Income from continuing operations, before income taxes	2,789	1,325	2,857	(3,467)	3,504
Income tax provision (benefit)	1,084	(229)	982		1,837
Income from continuing operations, after income taxes	1,705	1,554	1,875	(3,467)	1,667
Discontinued operations, net of tax		26	12		38
Net income	$1,705	$1,580	$1,887	$(3,467)	$1,705

Supplemental Consolidating Condensed
Statement of Income (Unaudited)

	Three months ended June 30, 2004
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$51,290	$14,490	$(2,404)	$63,376
Cost of sales		39,044	10,975	(2,404)	47,615
Gross profit		12,246	3,515		15,761
Operating expenses:
Selling, technical and administrative expense	$30	7,791	1,483		9,304
Restructuring costs		221			221
Amortization of intangibles		182			182
Total operating expenses	30	8,194	1,483		9,707
(Loss) income from operations	(30)	4,052	2,032		6,054
Interest income (expense), net	903	(3,402)	(38)		(2,537)
Income from equity investee	1,342	1,109		(2,451)
Other (expense) income, net		(113)	(84)		(197)
Income from continuing operations, before income taxes	2,215	1,646	1,910	(2,451)	3,320
Income tax provision	744	142	967		1,853
Income from continuing operations, after income taxes	1,471	1,504	943	(2,451)	1,467
Discontinued operations, net of tax		(162)	166		4
Net income	$1,471	$1,342	$1,109	$(2,451)	$1,471

Supplemental Consolidating Condensed
Statement of Income (Unaudited)

	Six months ended June 30, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$114,280	$34,818	$(6,153)	$142,945
Cost of sales		86,642	26,252	(6,153)	106,741
Gross profit		27,638	8,566		36,204
Operating expenses:
Selling, technical and administrative expense	$928	17,276	2,935		21,139
Restructuring costs		1,903			1,903
Amortization of intangibles		368			368
Total operating expenses	928	19,547	2,935		23,410
(Loss) income from operations	(928)	8,091	5,631		12,794
Interest income (expense), net	1,794	(6,972)	(48)		(5,226)
Income from equity investee	4,119	3,420		(7,539)
Other (expense) income, net	(34)	(159)	(63)		(256)
Income from continuing operations, before income taxes	4,951	4,380	5,520	(7,539)	7,312
Income tax provision	1,302	311	2,161		3,774
Income from continuing operations, after income taxes	3,649	4,069	3,359	(7,539)	3,538
Discontinued operations, net of tax		50	61		111
Net income	$3,649	$4,119	$3,420	$(7,539)	$3,649

Supplemental Consolidating Condensed
Statement of Income (Unaudited)

	Six months ended June 30, 2004
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$100,178	$29,029	$(5,536)	$123,671
Cost of sales		75,646	22,076	(5,536)	92,186
Gross profit		24,532	6,953		31,485
Operating expenses:
Selling, technical and administrative expense	$577	15,851	2,704		19,132
Restructuring costs		221			221
Amortization of intangibles		366			366
Total operating expenses	577	16,438	2,704		19,719
(Loss) income from operations	(577)	8,094	4,249		11,766
Interest income (expense), net	1,811	(6,801)	(62)		(5,052)
Income from equity investee	2,988	2,362		(5,350)
Other (expense) income, net	(311)	(173)	(35)		(519)
Income from continuing operations, before income taxes	3,911	3,482	4,152	(5,350)	6,195
Income tax provision	680	315	1,978		2,973
Income from continuing operations, after income taxes	3,231	3,167	2,174	(5,350)	3,222
Discontinued operations, net of tax		(179)	188		9
Net income	$3,231	$2,988	$2,362	$(5,350)	$3,231

Supplemental Consolidating Condensed
Cash Flow Statement (Unaudited)

	Six months ended June 30, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(482)	$7,097	$1,479		$8,094
Net cash provided by operating activities of discontinued operations			194		194
Cash flows from investing activities
Purchases of property, plant and equipment		(7,067)	(830)		(7,897)
Proceeds from sale or property, plant and equipment			10		10
Net cash used in investing activities of continuing operations		(7,067)	(820)		(7,887)
Net cash used in investing activities of discontinued operations			(38)		(38)
Cash flows from financing activities
Proceeds from long-term debt	36,962	150	210		37,322
Payments on long-term debt	(37,182)	(194)	(78)		(37,454)
Net proceeds from exercise of stock options	390				390
Payments of preferred stock dividends	(75)				(75)
Net cash provided by (used in) financing activities of continuing operations	95	(44)	132		183
Effect of exchange rate changes on cash			(401)		(401)
Net cash (used in) provided by continuing operations	(387)	(14)	390		(11)
Net cash provided by discontinued operations			156		156
Net decrease (increase) in cash and cash equivalents	(387)	(14)	546		145
Cash and cash equivalents, at beginning of period	1,967	49	4,769		6,785
Cash and cash equivalents, at end of period	$1,580	$35	$5,315		$6,930

Supplemental Consolidating Condensed
Cash Flow Statement (Unaudited)

	Six months ended June 30, 2004
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(5,166)	$7,686	$607		$3,127
Net cash provided by operating activities of discontinued operations		(9)	500		491
Cash flows from investing activities
Purchases of property, plant and equipment		(7,273)	(708)		(7,981)
Net cash used in investing activities of continuing operations		(7,273)	(708)		(7,981)
Net cash used in investing activities of discontinued operations		(33)	(140)		(173)
Cash flows from financing activities
Payments on short-term debt			(338)		(338)
Proceeds from long-term debt	83				83
Payments on long-term debt		(460)	(269)		(729)
Proceeds from Bank Facility	50,219				50,219
Payments on Bank Facility	(45,421)				(45,421)
Net proceeds from exercise of stock options	336				336
Payments of preferred stock dividends	(75)				(75)
Net cash provided by (used in) financing activities of continuing operations	5,142	(460)	(607)		4,075
Effect of exchange rate changes on cash			(24)		(24)
Net cash (used in) provided by continuing operations	(24)	(47)	(732)		(803)
Net cash provided by discontinued operations		(42)	360		318
Net decrease (increase) in cash and cash equivalents	(24)	(89)	(372)		(485)
Cash and cash equivalents, at beginning of period	39	129	3,197		3,365
Cash and cash equivalents, at end of period	$15	$40	$2,825		$2,880

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

We believe that, based on net sales, we are one of the top worldwide manufacturers of friction products used in industrial, agricultural, powersports and aerospace applications. Our friction products segment manufactures parts and components made from proprietary formulations of composite materials, primarily consisting of metal powders and synthetic and natural fibers. Friction products are used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. The principal markets served by our friction products segment include construction and mining vehicles, agricultural vehicles, trucks, commercial and general aircraft, motorcycles, race cars, military vehicles and all-terrain vehicles (ATVs). Through this segment our Hawk Performance® brand performance brake is the official brake sponsor of the SCCA. We believe we are:

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

We are a leading supplier of powder metal and metal injection molded precision components used in industrial and consumer applications, such as pumps, motors, transmissions, lawn and garden equipment, appliances, small hand tools, trucks and telecommunications equipment. We use composite metal alloys in powder form to manufacture high quality custom-engineered metal components. Our precision components segment serves four specific areas of the powder metal marketplace:

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

We engineer, manufacture and market premium branded clutch, transmissions and driveline systems for the performance racing market. Through this segment, we supply parts used in NASCAR and the ALMS racing series and for the weekend enthusiasts in the SCCA and other road racing oval track and competition cars.

The following chart shows our net sales by segment during the first six months of 2005:

NET SEGMENT SALES
SIX MONTHS ENDED JUNE 30, 2005

As of June 30, 2005, Hawk had approximately 1,700 employees and 17 manufacturing, research, sales and administrative sites in 6 countries at its continuing operations.

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

•
Inventory Reserves. We establish reserves for slow moving and obsolete inventories based on our historical experience and product demand. In addition, we establish a physical inventory adjustment reserve based on historical book to physical adjustments and management’s estimate of future adjustments. We evaluate the adequacy of our inventory reserves and make adjustments to the reserves as required.

•
Goodwill. Goodwill represents the excess of the cost of companies we acquired over the fair value of their net assets as of the date of acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), our policy is to evaluate the carrying value of our goodwill and indefinite-lived intangible assets at least annually, or more frequently if there is a significant adverse event or change in the environment in which one of our business unit operates. We would record an impairment loss in the period such determination is made. In assessing the recoverability of our goodwill, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future discounted cash flows are highly subjective judgments based on our experience and knowledge of operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If actual results are materially different than the assumptions used, impairment could result. We did not record any impairment charges in the three or six month periods ended June 30, 2005 and 2004.

•
Long-Lived Assets. We review long-lived assets (excluding goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future undiscounted cash flows are highly subjective judgments based on our experience and knowledge of our operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. There were no impairment charges recorded in the three or six month periods ended June 30, 2005 and 2004.

•
Pension Benefits. We account for our defined benefit pension plans in accordance with SFAS No. 87, Employers' Accounting for Pensions (SFAS 87), which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant elements in determining our pension income (expense) in accordance with SFAS 87 are the expected return on plan assets and appropriate discount rates. We assumed that the expected weighted average long-term rate of return on plan assets will be 8.6% for 2005 which is consistent with the rate used for 2004. Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable. However, should the rate of return differ materially from our assumed rate we could experience a material adverse effect on the funded status of our plans and our future pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense). Net periodic benefit cost was $0.6 million for the six month periods ended June 30, 2005 and 2004.

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

•
Restructuring Costs. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), we record liabilities for costs associated with exit or disposal activities, including restructuring costs, when the liability is incurred instead of at the date of commitment to an exit or disposal activity.

•
Income Taxes. Our effective tax rate, taxes payable and other tax assets and liabilities reflect the current tax rates in the domestic and foreign tax jurisdictions in which we operate. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for reporting and income tax purposes. Our effective tax rate is substantially driven by the impact of federal and local tax rate differences on our foreign income and domestic losses.

SFAS No. 109, Accounting for Income Taxes, (SFAS 109), provides certain guidelines to follow in making the determination of the need for a valuation allowance. We must show that taxable income is expected to be available for future periods sufficient to realize the benefits of temporary differences and carryforwards to not record an allowance. We have identified strategies which, if implemented, would enable us to realize the aforementioned tax benefits, and therefore, we have determined that no valuation allowance is required as of June 30, 2005.

On June 30, 2005, the Governor of Ohio signed House Bill 66 into law which significantly changed the corporate tax structure in Ohio.  The major provisions of the bill include phasing-out the Ohio Franchise Tax and phasing-in a Commercial Activities Tax. The tax changes did not have a material effect on the Company’s tax provision for the six months ended June 30, 2005. Other provisions of House Bill 66 are being evaluated by the Company.

•
Foreign Currency Translation and Transactions. Assets and liabilities of our foreign operations are translated using year-end exchange rates and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in a separate component of our shareholders’ equity. Other comprehensive income (loss), net includes a translation loss of $1.3 million for the six months ended June 30, 2005 and a translation loss of $0.4 million for the six months ended June 30, 2004. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Accounts receivable or payable in foreign currencies, other than the subsidiary’s local currency, are translated at the rates of exchange prevailing at the date of the transaction. The effect of the transaction’s gain or loss is included in “Other (expense) income, net” in our Consolidated Statements of Income. Foreign currency transaction gains and losses were not material to the results of operations for the three or six months ended June 30, 2005 and 2004.

SECOND QUARTER OF 2005 COMPARED TO THE SECOND QUARTER OF 2004

Net Sales. Our consolidated net sales for the second quarter of 2005 were $70.9 million, an increase of $7.5 million or 11.8% from the same period in 2004. We experienced the sales increase as a result of new product introductions and market share gains in our friction products and precision component segments along with the continuing economic recovery in the industrial markets we serve during the period. The effect of foreign currency exchange rates accounted for 0.8% of the 11.8% net sales increase during the quarter.

Net Segment Sales:	Three months ended June 30, 2005	Three months ended June 30, 2004	$ Change	% Change
	(dollars in millions)
Friction products	$45.7	$39.6	$6.1	15.4%
Precision components	21.2	19.8	1.4	7.1%
Performance racing	4.0	4.0	0.0	0.0%
Consolidated	$70.9	$63.4	$7.5	11.8%

•
Friction Products. Net sales in the friction products segment, our largest, were $45.7 million in the second quarter of 2005, an increase of $6.1 million, or 15.4%, compared to $39.6 million in the comparable quarter of 2004. Net sales increased as a result of new product introductions, continued market share gains in the construction and mining markets, improving economic conditions in our industrial markets and increased sales to our aftermarket. We experienced sales increases in our construction and mining, heavy truck, aftermarket, specialty and aerospace markets during the quarter. The agriculture market was down slightly in the second quarter of 2005 compared to 2004 primarily as a result of softness in the European farm economy. The friction products segment continued to experience strong sales growth from our international operations during the quarter. Net sales, on a local currency basis, at our Italian facility increased 8.3% in the second quarter of 2005 compared to the comparable period of 2004. Total shipments at our Chinese friction products facility increased 73.8% in the second quarter of 2005 compared to the same period in 2004. The effect of foreign currency exchange rates accounted for 1.3% of the 15.4% net sales increase during the quarter.

•
Precision Components. Net sales in our precision components segment were $21.2 million in the second quarter of 2005, an increase of 7.1%, or $1.4 million, compared to $19.8 million in the comparable quarter of 2004. The increase in net sales was primarily attributable to improving conditions in the general industrial segments of the domestic economy, as well as new product introductions. During the quarter, we experienced sales increases in the fluid power and automotive markets served by this segment.

•	Performance Racing. Net sales in our performance racing segment were $4.0 million in the both the second quarter of 2005 and 2004.

Gross Profit. Gross profit increased $1.7 million to $17.5 million during the second quarter of 2005, a 10.8% increase compared to gross profit of $15.8 million in the second quarter of 2004. The gross profit margin decreased slightly to 24.7% of net sales in 2005 from 24.9% of net sales in the second quarter of 2004. Included in our gross profit are inventory related costs related to the restructuring within our friction products segment of $0.2 million for the second quarter ended June 30, 2005. There are no comparable costs included in our cost of sales in the second quarter of 2004.

Gross Profit Margin:	Three months ended June 30, 2005	Three months ended June 30, 2004	Change
Friction products	26.5%	25.8%	0.7%
Precision components	20.8%	22.7%	(2.1%)
Performance racing	25.0%	27.5%	(2.5%)
Consolidated	24.7%	24.9%	(0.2%)

•
Friction Products. Our friction products segment reported gross profit of $12.1 million or 26.5% of its net sales in the second quarter of 2005 compared to $10.2 million or 25.8% of its net sales in the comparable quarter of 2004. The increase in this segment’s gross profit margin was primarily the result of sales volume increases that provided a higher absorption of fixed manufacturing costs during the period, product mix and continued emphasis on cost reduction programs. The increase in the segment’s gross profit was partially offset by direct restructuring costs, operating inefficiencies associated with the transition of operations to our Oklahoma facility from Ohio, and increased labor and incentive compensation costs.

•
Precision Components. Gross profit in our precision components segment was $4.4 million or 20.8% of its net sales in the second quarter of 2005 compared to $4.5 million or 22.7% of its net sales in comparable period of 2004. The decrease in this segment's gross profit margin was primarily the result of phase-in costs associated with our new technologies, sales volume declines at one of our facilities and production outsourcing costs required as a result of the overall segment’s sales volume increases to meet customer delivery schedules. We continued to support our China precision components facility during the period. The decline in the segment’s gross margin was partially offset by sales volume increases for this segment as a whole and product mix.

•
Performance Racing. Our performance racing segment reported gross profit of $1.0 million or 25.0% of net sales in the second quarter of 2005 compared to $1.1 million or 27.5% of net sales in the comparable period of 2004. The decrease in the gross profit and gross profit percentage during the quarter was primarily the result of increased employee benefit costs and product mix.

Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses increased $0.6 million, or 6.5%, to $9.9 million in the second quarter of 2005 from $9.3 million in the comparable period of 2004. As a percentage of net sales, ST&A expenses decreased to 14.0% of net sales in the second quarter of 2005 compared to 14.7% of net sales in the comparable period of 2004. The increase in ST&A expenses resulted primarily from increased incentive compensation costs, sales and marketing expenses related to aftermarket product sales programs in our friction products segment and, to a lesser extent, duplicate administrative costs associated with the move of our friction products facility to Oklahoma. We spent $1.6 million on product research and development in the second quarter of 2005 compared to $1.4 million in the comparable period of 2004.

Restructuring Costs. Direct restructuring costs, excluding the $0.2 million recorded in our Cost of sales, for the three months ended June 30, 2005 were $1.1 million, consisting of severance, recruiting, relocation and other costs associated with our new manufacturing facility in Oklahoma and the closing of a facility in Ohio. In the comparable period of 2004, the Company incurred direct restructuring costs of $0.2 million.

Income from Operations. Income from operations increased $0.1 million or 1.6% to $6.2 million in the second quarter of 2005 from $6.1 million in the comparable quarter of 2004. Income from operations as a percentage of net sales decreased to 8.7% in the second quarter of 2005 from 9.6% in the second quarter of 2004. The decrease was primarily the result of direct restructuring costs, operating inefficiencies and duplicate manufacturing costs associated with the transition of operations to our Oklahoma facility from Ohio and increased labor and incentive compensation costs partially offset by improved absorption of fixed costs as a result of sales volume increases, product mix and continuing cost reduction initiatives.

As a result of the items discussed above, income from operations at each of our segments was as follows:

Income from Operations by Segment:	Three months ended June 30, 2005	Three months ended June 30, 2004	$ Change	% Change
	(dollars in millions)
Friction products	$4.8	$4.6	$0.2	4.3%
Precision components	1.2	1.2	0.0	0.0%
Performance racing	0.2	0.3	(0.1)	(33.3)%
Consolidated	$6.2	$6.1	$0.1	1.6%

Included in our income from operations in the second quarter of 2005 was $1.3 million of direct restructuring costs related to the plant relocation ($0.2 million of which was included in cost of sales). Income from operations before these charges was $7.5 million, or 10.6% of net sales in the second quarter of 2005, an increase of 23.0%, or $1.4 million, from $6.3 million, or 9.9% of net sales in the comparable period of 2004.

	Three months ended June 30,
	Income from operations, as reported (GAAP)		Restructuring costs*		Income from operations before restructuring costs
	2005	2004	2005	2004	2005	2004
	(dollars in millions)
Friction products	$4.8	$4.6	$1.3	$0.2	$6.1	$4.8
Precision components	1.2	1.2			1.2	1.2
Performance racing	0.2	0.3			0.2	0.3
Total pre-tax	$6.2	$6.1	$1.3	$0.2	$7.5	$6.3

After tax			$0.8	$0.1
Per diluted share			$0.09	$0.02
Operating margin	8.7%	9.6%			10.6%	9.9%

*Restructuring costs in this table for the three months ended June 30, 2005 include $0.2 million classified in the Company’s Consolidated Statement of Income as Cost of sales items.

The table above discloses income from operations, per diluted share data and income from operations before restructuring costs for each of our business segments and our Company as a whole, which excludes amounts that differ from the most directly comparable measure calculated in accordance with GAAP. A reconciliation of these financial measures to the most comparable GAAP measure is included in the table. Management believes that these financial measures are useful to investors because they exclude transactions of an unusual nature, allowing investors to more easily compare our performance period to period. Management uses this information in monitoring and evaluating the ongoing performance of each of our business segments.

Interest Expense. Interest expense increased $0.1 million in the second quarter of 2005 to $2.6 million from $2.5 million in the comparable quarter of 2004. Higher levels of total borrowings during the three month period ended June 30, 2005 were partially offset by lower borrowing rates during the period. Included as a component of interest expense in our financial statements are deferred financing costs. Deferred financing costs included in interest expense in the second quarter of 2005 and 2004 were $0.1 million.

Income Taxes. We recorded a tax provision for our continuing operations of $1.8 million in the second quarter of 2005 compared to $1.9 million in the comparable period of 2004. Our effective income tax rate of 52.4% and 55.8% for the three month periods ended June 30, 2005 and 2004, respectively, exceed the current federal U.S. statutory rate of 35.0%, primarily as a result of tax rate differences on our expected foreign income compared to our expected consolidated domestic losses and expected individual state tax liabilities. Our worldwide provision for income taxes is based on our estimated annual tax rates for the year applied to all of our sources of income.

Discontinued Operations, net of tax. In the fourth quarter of 2003, we committed to a plan to divest our motor segment operations. In accordance with GAAP, we have accounted for the motor segment in our financial statements on the line item “Discontinued operations, net of tax.” The following is a summary of the results of discontinued operations for the three months ended June 30, 2005 and 2004.

	Three months ended
	June 30, 2005	June 30, 2004
	(dollars in millions)
Net sales	$2.4	$3.4
Income from discontinued operations before income taxes	0.0	0.0
Income tax provision	0.0	0.0
Income from discontinued operations, net of tax	$0.0	$0.0

Net Income. As a result of the factors noted above, we reported net income of $1.7 million in the second quarter of 2005 compared to $1.5 million in the comparable prior year period, an increase of $0.2 million or 13.3%.

FIRST SIX MONTHS OF 2005 COMPARED TO THE FIRST SIX MONTHS OF 2004

Net Sales. Our consolidated net sales for the first six months of 2005 were $142.9 million, an increase of $19.2 million or 15.5% from the same period in 2004. We experienced sales increases as a result of new product introductions and market share gains in our friction products and precision component segments and the continuing economic recovery in the industrial markets we serve during the period. The effect of foreign currency exchange rates accounted for 1.0% of the 15.5% net sales increase during the six month period.

Net Segment Sales:	Six months ended June 30, 2005	Six months ended June 30, 2004	$ Change	% Change
	(dollars in millions)
Friction products	$90.0	$75.0	$6.1	20.0%
Precision components	44.0	40.5	1.4	8.6%
Performance racing	8.9	8.2	0.0	8.5%
Consolidated	$142.9	$123.7	$19.2	15.5%

•
Friction Products. Net sales in the friction products segment were $90.0 million for the first six months of 2005, an increase of $15.0 million, or 20.0%, compared to $75.0 million in the comparable period of 2004. Net sales increased as a result of new product introductions, continued market share gains in the construction and mining markets, improving economic conditions in our industrial markets and increased sales to our aftermarket. We experienced sales increases in our construction and mining, heavy truck, aftermarket, specialty and aerospace markets during the six month period. The agriculture market was down slightly during the period compared to 2004 primarily as a result of softness in the European farm economy. Net sales, on a local currency basis, at our Italian facility increased 9.2% in the first six months of 2005 compared to the comparable period of 2004. Total shipments at our Chinese friction products facility increased 45.7% in the first six months of 2005 compared to the same period in 2004. The effect of foreign currency exchange rates accounted for 1.6% of the 20.0% net sales increase during the period.

•
Precision Components. Net sales in our precision components segment were $44.0 million in first six months of 2005, an increase of $3.5 million, or 8.6%, compared to $40.5 million in the comparable period of 2004. The increase in net sales was primarily attributable to improving conditions in the general industrial segments of the domestic economy as well as new product introductions.

•
Performance Racing. Net sales in our performance racing segment were $8.9 million in the first six months of 2005, an increase of $0.7 million, or 8.5%, compared to $8.2 million in the comparable period of 2004.

Gross Profit. Gross profit increased $4.7 million to $36.2 million during the first six months of 2005, a 14.9% increase compared to gross profit of $31.5 million in the comparable period of 2004. The gross profit margin decreased slightly to 25.3% of net sales in 2005 from 25.5% of net sales in the comparable period of 2004. Included in our gross profit are inventory related costs related to the restructuring within our friction products segment of $0.2 million for the six months ended June 30, 2005. There are no comparable costs in cost of sales in the first six months of 2004.

Gross Profit Margin:	Six months ended June 30, 2005	Six months ended June 30, 2004	Change
Friction products	27.4%	26.4%	1.0%
Precision components	20.7%	23.0%	(2.3%)
Performance racing	27.0%	29.3%	(2.3%)
Consolidated	25.3%	25.5%	(0.2%)

•
Friction Products. Our friction products segment reported gross profit of $24.7 million or 27.4% of its net sales in the first six months of 2005 compared to $19.8 million or 26.4% of its net sales in the comparable period of 2004. The increase in this segment’s gross profit margin was primarily the result of sales volume increases that provided a higher absorption of fixed manufacturing costs during the period, product mix and continued emphasis on cost reduction programs. The increase in the segment’s gross profit was partially offset by direct restructuring costs, operating inefficiencies associated with the transition of operations to our new Oklahoma facility from Ohio, and increased labor and incentive compensation costs during the period

•
Precision Components. Gross profit in our precision components segment was $9.1 million or 20.7% of its net sales in the first six months of 2005 compared to $9.3 million or 23.0% of its net sales in comparable period of 2004. The decrease in this segment's gross profit margin was primarily the result of phase-in costs associated with our new technologies, sales volume declines at one of our facilities and production outsourcing costs required as a result of the overall segment’s sales volume increases to meet customer delivery schedules. We continued to support our China precision components facility during the period. The decline in the segment’s gross margin was partially offset by sales volume increases for this segment as a whole and product mix.

•
Performance Racing. Our performance racing segment reported gross profit of $2.4 million or 27.0% of net sales in the first six months of 2005 compared to $2.4 million or 29.3% of net sales in the comparable period of 2004. The decrease in the gross profit and gross profit percentage during the quarter was primarily the result of increased employee benefit costs and product mix.

Selling, Technical and Administrative Expenses. ST&A expenses increased $2.0 million, or 10.5%, to $21.1 million in the first six months of 2005 from $19.1 million in the comparable period of 2004. As a percentage of net sales, ST&A expenses decreased to 14.8% of net sales in the first six months of 2005 compared to 15.4% of net sales in the comparable period of 2004. The increase in ST&A expenses resulted primarily from increased incentive compensation costs, sales and marketing expenses related to aftermarket product sales programs in our friction products segment and to a lesser extent, duplicate administrative costs associated with the move of our friction products facility to Oklahoma and loan forgiveness and the related tax gross-up costs associated with our previously discussed forgiveness of shareholder loans in both periods. Included in ST&A expenses for the six months ended June 30, 2005, is $1.1 million of loan forgiveness costs compared to $0.7 million in the comparable period of 2004. We spent $3.1 million on product research and development in the first six months of 2005 compared to $2.8 million in the comparable period of 2004.

Restructuring Costs. Direct restructuring costs, excluding the $0.2 million recorded in our Costs of sales, for the six months ended June 30, 2005 were $2.1 million, consisting of severance, planning, recruiting, relocation and other costs associated with our new manufacturing facility in Oklahoma. In the comparable period of 2004, the Company incurred direct restructuring costs of $0.2 million.

Income from Operations. Income from operations increased $1.0 million or 8.5% to $12.8 million in the first six months of 2005 from $11.8 million in the comparable period of 2004. Income from operations as a percentage of net sales decreased to 9.0% in the first six months of 2005 from 9.5% in the comparable period of 2004. The decrease was primarily the result of direct restructuring costs, operating inefficiencies and duplicate manufacturing costs associated with the transition of operations to our Oklahoma facility from Ohio, increased loan forgiveness costs and increased labor and incentive compensation costs partially offset by improved absorption of fixed costs as a result of sales volume increases, product mix and continuing cost reduction initiatives.

As a result of the items discussed above, income from operations at each of our segments was as follows:

Income from Operations by Segment:	Six months ended June 30, 2005	Six months ended June 30, 2004	$ Change	% Change
	(dollars in millions)
Friction products	$9.9	$8.6	$1.3	15.1%
Precision components	2.2	2.4	(0.2)	(8.3%)
Performance racing	0.7	0.8	(0.1)	(12.5)%
Consolidated	$12.8	$11.8	$1.0	8.5%

Included in our income from operations in the first six months of 2005 was $2.1 million of direct restructuring costs related to the plant relocation ($0.2 million of which was included in cost of sales) and a $1.1 million charge related to the previously disclosed forgiveness of the remaining balance of shareholder loans outstanding as of March 31, 2005. In the first six months of 2004, income from operations included direct restructuring costs of $0.2 million and loan forgiveness costs of $0.7 million. Income from operations before these charges was $16.0 million, or 11.2% of net sales in the first six months of 2005, an increase of $3.3 million, or $26.0%, from $12.7 million, or 10.3% of net sales in the comparable period of 2004.

	Six months ended June 30,
	Income from operations, as reported (GAAP)		Restructuring costs*		Loan forgiveness costs		Income from operations before restructuring and loan forgiveness costs
	2005	2004	2005	2004	2005	2004	2005	2004
	(dollars in millions)
Friction products	$9.9	$8.6	$2.1	$0.2	$0.6	$0.4	$12.6	$9.2
Precision components	2.2	2.4			0.4	0.3	2.6	2.7
Performance racing	0.7	0.8			0.1	--	0.8	0.8
Total pre-tax	$12.8	$11.8	$2.1	$0.2	$1.1	$0.7	$16.0	$12.7

After tax			$1.3	0.1	$0.7	$0.5
Per diluted share			$0.14	$0.02	$0.08	$0.05
Operating margin	9.0%	9.5%					11.2%	10.3%

*Restructuring costs in this table for the six months ended June 30, 2005 include $0.2 million classified in the Company’s Consolidated Statement of Income as Cost of sales items.

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

Interest Expense. Interest expense increased $0.1 million in the first six months of 2005 to $5.2 million from $5.1 million in the comparable period of 2004. Higher levels of total borrowings during the six month period ended June 30, 2005 were partially offset by lower borrowing rates during the period. Included as a component of interest expense in our financial statements are deferred financing costs. Deferred financing costs included in interest expense in the first six months of 2005 and 2004 were $0.2 million.

Income Taxes. We recorded a tax provision for our continuing operations of $3.8 million in the first six months of 2005 compared to $3.0 million in the comparable period of 2004. Our effective income tax rate of 52.1% and 48.0% for the six month periods ended June 30, 2005 and 2004, respectively, exceed the current federal U.S. statutory rate of 35.0%, primarily as a result of tax rate differences on our expected foreign income compared to our expected consolidated domestic losses and expected individual state tax liabilities. Our worldwide provision for income taxes is based on our estimated annual tax rates for the year applied to all of our sources of income.

Discontinued Operations, net of tax. In the fourth quarter of 2003, we committed to a plan to divest our motor segment operations. In accordance with GAAP, we have accounted for the motor segment in our financial statements on the line item “Discontinued operations, net of tax.” The following is a summary of the results of discontinued operations for the six months ended June 30, 2005 and 2004.

	Six months ended
	June 30, 2005	June 30, 2004
	(dollars in millions)
Net sales	$4.8	$6.5
Income from discontinued operations before income taxes	0.2	0.0
Income tax provision	0.1	0.0
Income from discontinued operations, net of tax	$0.1	$0.0

Net Income. As a result of the factors noted above, we reported net income of $3.6 million in the first six months of 2005 compared to $3.2 million in the comparable prior year period, an increase of $0.4 million, or 12.5%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary financing requirements are:

•	for capital expenditures for acquisition, maintenance, and replacement of equipment, expansion of capacity, productivity improvements and product development,
•	for funding our day-to-day working capital requirements, and
•	to pay interest on, and to repay principal of, our indebtedness.

Our primary source of funds for conducting our business activities and servicing our debt has been cash generated from operations and borrowings under our bank facility. The following selected measures of liquidity and capital resources outline various metrics that are reviewed by our management and are provided to enhance the understanding of our business.

Selected Measures of Liquidity and Capital Resources from Continuing Operations
	June 30, 2005	December 31, 2004
	(dollars in millions)
Cash and cash equivalents	$6.9	$6.8
Working capital (1)	$52.5	$51.1
Current ratio (2)	1.9 to 1.0	2.0 to 1.0
Debt as a % of capitalization (3)	69.0%	70.2%
Average number of days sales in accounts receivable	63.8 days	60.5 days
Average number of days sales in inventory	80.5 days	78.1 days

(1)	Working capital is defined as current assets minus current liabilities.
(2)	Current ratio is defined as current assets divided by current liabilities.
(3)	Debt is defined as long-term debt, including current portion, and short-term borrowings, less cash. Capitalization is defined as debt plus shareholders’ equity.

Debt

The following table summarizes the components of our debt as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(dollars in millions)
Short-term debt	$1.0	$1.0
Bank facility	0.0	0.2
Senior notes	110.0	110.0
Other	1.8	1.8
Total debt	$112.8	$113.0

Our bank facility, which is available for general corporate purposes, has a maximum commitment of $30.0 million, including a letter of credit sub-facility of up to $5.0 million. The bank facility matures on November 1, 2009, subject to extension at our request on an annual basis thereafter, with the consent of the lender. The interest rates on the bank facility range from 150 to 225 basis points over the London Interbank Offered Rates, or alternatively, 0 basis points over the prime rate, and the commitment fee is 25 basis points on the unused portion of the bank facility. At June 30, 2005, we had no borrowings under the bank facility. At June 30, 2005 we had $25.7 million available to borrow under the bank facility and had $4.3 million of letters of credit outstanding.

The bank facility is collateralized by a security interest in our cash, accounts receivable, inventory and certain intangible assets. We also pledged the stock of our guarantor subsidiaries and 65% of the stock of certain of our foreign subsidiaries as collateral. The restrictive terms of the bank facility require that we maintain a minimum amount of shareholders’ equity as determined by reference to an adjusted shareholders’ equity at September 30, 2004 plus net income earned by us after such date. The bank facility also requires that we maintain an earnings before interest, taxes, depreciation and amortization to interest expense ratio of at least 1.0 to 1.0, although the lender will test this ratio only if our borrowing availability falls below $10.0 million. This test was not required to be performed as of June 30, 2005 as a result of our excess borrowing availability. Under the bank facility, we may pay cash dividends on our Class A common stock in an amount up to $2.0 million per year under certain circumstances.
Our $110 million aggregate principal amount of 8¾ % senior notes due November 1, 2014 are senior unsecured obligations, rank senior in right of payment to all of our existing and future subordinated debt and rank equally in right of payment with all of our existing and future senior unsecured by all of our existing and future domestic restricted subsidiaries (the Guarantors). The guarantees rank senior in right of payment to all of the existing and future subordinated debt of the Guarantors and equally in right of payment with all existing and future senior debt to the Guarantors, including the bank facility. The senior notes and the guarantees are effectively subordinated to all of our and the Guarantors’ secured debt, including the bank facility, to the extent of the value of the assets securing that debt. The terms of the senior notes permit us to incur additional debt without limitation, provided that we continue to meet a cash flow ratio greater than 2.0 to 1.0 for our most recently ended four quarters. At June 30, 2005, we exceeded the required cash flow ratio test. We may pay cash dividends on our Class A common stock under the terms of the senior notes under certain circumstances.

We have entered into various short-term, variable-rate, debt agreements of up to $6.5 million with local financial institutions at our facilities in Italy and China. Borrowings under these credit facilities totaled $1.0 million as of June 30, 2005.

As of June 30, 2005, we were in compliance with the provisions of all of our debt instruments.

Cash Flow

The following table summarizes the major components of our cash flow:
	June 30, 2005	June 30, 2004
	(dollars in million)
Cash provided by operating activities	$8.1	$3.1
Cash used in investing activities	$7.9	$8.0
Cash provided by financing activities	$0.2	$4.1
Effect of exchange rate changes on cash	$(0.4)
Cash provided by discontinued operations	$0.2	$0.3
Net increase (decrease) in cash and cash equivalents	$0.1	$(0.5)

Our net cash provided by operating activities was $8.1 million for the six month period ended June 30, 2005 compared to cash provided by operating activities of $3.1 million for the comparable six month period of 2004. The increase in cash from operations was attributable to the increase in our working capital assets during the period. The increase in our net working capital resulted from increased inventory requirements to support our increased sales volumes and the inventory build to support the move to our new facility in Oklahoma. The increase in working capital was also impacted by increases in our accounts receivable during the twelve month period ended June 30, 2005 primarily due to our increased sales volumes. However, during the three months ended June 30, 2005, we were able to reduce our working capital primarily from increased collections of our receivables and we used the proceeds to pay down our debt.

Our net cash used in investing activities was $7.9 million and $8.0 million for the six month period ended June 30, 2005 and 2004, respectively, for the purchase of property, plant and equipment.

Our net cash provided by financing activities was $0.2 million for the six month period ended June 30, 2005, as a result of the ability of our facilities to generate sufficient working capital such that the revolving credit facility was paid to $0. Net cash provided by financing activities was $4.1 million for the six month period ended June 30, 2004 as a result of an increase in borrowings during the six month period ended June 30, 2004 to support our working capital requirements in addition to purchases of property, plant and equipment.

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

Our forward-looking statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results that differ materially and adversely from those contained in any forward looking statement. Many of these factors are beyond our ability to control or predict and such incurrence could be material. Such factors include, but are not limited to, the following:

•	our ability to meet the terms of our bank facility and the senior notes, each of which contain a number of significant financial covenants and other restrictions;

•	limitations that may confine our growth as a result of restrictions imposed by the financial covenants;

•	our vulnerability to adverse general economic and industry conditions and competition;

•	the impact on our gross profit margins as a result of changes in our product mix;

•	the effect of any interruption in our supply of raw materials (including steel, copper and oil) or a substantial increase in the price of any of these raw materials;

•	our ability to effectively utilize all of our manufacturing capacity as the industrial and commercial end-markets we serve continue to improve;

•	the ability to hire, train and retain qualified people at our new friction product facility;

•	the ability to transfer production to the new facility and commence production at the new facility without causing customer delays or dissatisfaction;

•	the ability to achieve the projected cost savings at the new facility, including whether the cost savings can be achieved in a timely manner;

•	higher than anticipated costs related to the relocation of the friction products segment facility and the sale of our motor segment;

•	whether or not the remaining portion of our motor segment can be sold and if sold whether the sale can take place at the price projected by us;

•	our ability to generate profits at our precision components facility in China;

•	the effect of the transfer of manufacturing to China and other lower wage locations by other manufacturers who compete with us;

•the effect of competition by manufacturers using new or different technologies;

•	the effect of domestic earnings or losses compared to foreign earnings or losses on our overall effective tax rate and our ability to use our NOL and AMT carryforwards in future periods;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. In seeking to minimize the risks and costs associated with market risk, we manage our exposures to interest rates and foreign currency exchange rates through our regular operating and financial activities and through foreign currency hedge contracts. We had no foreign currency hedge contracts outstanding as of June 30, 2005. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. At June 30, 2005, approximately 1.0%, or $1.0 million, of our total debt bears interest at a variable rate. Our primary interest rate risk exposure results from floating rate debt. If interest rates were to increase 100 basis points (1%) from June 30, 2005 rates, and assuming no changes in debt from June 30, 2005 levels, our additional annual interest expense would be less than $0.1 million.

Foreign Currency Exchange Risk. The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. In the aggregate, our portfolio of forward contracts as of June 30, 2005 related to foreign currency hedge contracts was not material to our financial position, results of operations or cash flows. We have operations outside the United States with foreign currency denominated assets and liabilities, primarily denominated in Euros, Canadian dollars, and Chinese renminbi. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. We do not expect that our unhedged foreign currency balance sheet exposure as of June 30, 2005 will result in a significant impact on our earnings or cash flows. We also monitor exposure to transactions denominated in currencies other than the functional currency of each country in which Hawk operates, and periodically enter into forward contracts to mitigate that exposure. As of June 30, 2005, we have no derivative instruments outstanding.

Inflation Risk. We manage our inflation risks by ongoing review of product selling prices and production costs. In spite of the recent increases to a number of our raw materials, in the form of surcharges and price increases, we do not believe that inflation risks are material to our business, its consolidated financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of June 30, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Vice President - Finance. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer and Vice President - Finance concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Hawk, including our consolidated subsidiaries, required to be included in reports we file with or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934. We continue to evaluate the need for improvements in our disclosure controls and procedures, including further formalizing our processes, procedures and policies.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 24, 2005, Hawk held its 2005 Annual Meeting of Stockholders to act on a proposal to elect directors for a one year term expiring in 2006. The following table sets forth the number of shares of Class A common stock voted for and withheld with respect to each nominee.

Nominee	Votes For	Votes Withheld
Andrew T. Berlin	8,440,442	149,093
Paul R. Bishop	8,410,869	178,666
Jack Kemp	8,468,065	121,470
Dan T. Moore, III	8,468,065	121,470

The holders of the Series D Preferred Stock voted all of their respective shares in favor of electing Norman C. Harbert, Ronald E. Weinberg, and Byron S. Krantz as directors at the 2005 Annual Meeting.

ITEM 5. OTHER INFORMATION

On August 10, 2005, Norman C. Harbert, Chairman Emeritus and Founder, advised Hawk that the Norman C. Harbert and Northern Trust Securities, Inc. entered into a sales plan, in the form of the agreement filed as exhibit 10.1 to this Form 10-Q, designed to comply with Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended. The sales plan provides for the sale of a total of 60,000 of Hawk’s common stock to be completed in quarterly installments of specified share amounts. In the event all of the shares under the sales plan are sold, Mr. Harbert will continue to beneficially own 1,131,475 shares of Hawk’s common stock.

Mr. Harbert advised Hawk that the sales plan, as amended, between the Harbert Foundation and Northern Trust was terminated on August 4, 2005.

ITEM 6. EXHIBITS

Exhibits:

10.1* Sales Plan, dated as of August 10, 2005, between the Norman C. Harbert and Northern Trust Securities, Inc.

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

Date: August 12, 2005 HAWK CORPORATION

By: /s/ Ronald E. Weinberg
Ronald E. Weinberg
Chairman of the Board, CEO and President

By: /s/ Joseph J. Levanduski
Joseph J. Levanduski
Chief Financial Officer