Form 10-Q
period 2005-09-30
HAWK CORP
filed 2005-11-15
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 8, 2005, the Registrant had the following number of shares of common stock outstanding:

Class A Common Stock, $0.01 par value:	8,922,486
Class B Common Stock, $0.01 par value:	None (0)

As used in this Form 10-Q, the terms “Company,”“Hawk,”“Registrant,”“we,”“us,” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of September 30, 2005.

This Page intentionally left blank

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, except share data)

	September 30,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents	$6,027	$6,785
Accounts receivable, less allowance of $1,026 in 2005 and $970 in 2004	39,896	39,044
Inventories:
Raw materials and work-in-process	28,127	24,043
Finished products	17,745	17,507
Total inventories	45,872	41,550
Deferred income taxes	4,151	4,583
Taxes receivable	373	373
Shareholder notes		600
Assets held for sale	1,623
Other current assets	3,801	3,460
Assets of discontinued operations	4,065	4,499
Total current assets	105,808	100,894

Property, plant and equipment:
Land and improvements	1,341	1,850
Buildings and improvements	18,360	20,705
Machinery and equipment	116,560	116,663
Furniture and fixtures	8,879	9,220
Construction in progress	14,658	8,469
	159,798	156,907
Less accumulated depreciation	89,368	86,879
Total property, plant and equipment	70,430	70,028

Other assets:
Goodwill	32,495	32,495
Other intangible assets	8,619	9,170
Other	7,672	8,279
Total other assets	48,786	49,944
Total assets	$225,024	$220,866

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS - (Unaudited) (Continued)
(In Thousands, except share data)

	September 30,	December 31,
	2005	2004
Liabilities and shareholders' equity

Current liabilities:
Accounts payable	$28,056	$25,554
Accrued compensation	6,269	8,173
Accrued interest	2,455	1,630
Accrued taxes	2,236	2,877
Other accrued expenses	7,019	5,597
Short-term debt	1,004	980
Current portion of long-term debt	332	639
Liabilities of discontinued operations	4,382	4,297
Total current liabilities	51,753	49,747

Long-term liabilities:
Long-term debt	113,486	111,402
Deferred income taxes	3,362	3,631
Pension liabilities	7,358	7,358
Other	3,040	3,701
Total long-term liabilities	127,246	126,092

Shareholders' equity:
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; and 8,891,049 and 8,782,121 outstanding in 2005 and 2004, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized none issued or outstanding
Additional paid-in capital	53,593	53,867
Retained earnings (deficit)	(1,510)	(3,353)
Accumulated other comprehensive loss	(3,794)	(2,431)
Treasury stock, at cost, 296,701 and 405,629 shares in 2005 and 2004, respectively	(2,357)	(3,149)
Total shareholders' equity	46,025	45,027
Total liabilities and shareholders' equity	$225,024	$220,866

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, except per share data)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net sales	$62,808	$59,367	$205,753	$183,038
Cost of sales	52,952	45,728	159,693	137,914
Gross profit	9,856	13,639	46,060	45,124

Operating expenses:
Selling, technical and administrative expenses	8,429	9,181	29,568	28,313
Restructuring costs	1,977	286	3,880	507
Employee benefit curtailment	(424)		(424)
Amortization of finite-lived intangible assets	184	184	552	550
Total operating expenses	10,166	9,651	33,576	29,370
(Loss) income from operations	(310)	3,988	12,484	15,754

Interest expense	(2,625)	(2,610)	(7,866)	(7,687)
Interest income	6	8	21	33
Other (expense) income, net	(51)	(101)	(307)	(620)
(Loss) income from continuing operations, before income taxes	(2,980)	1,285	4,332	7,480

Income tax (benefit) provision	(1,273)	234	2,501	3,207

(Loss) income from continuing operations, after income taxes	(1,707)	1,051	1,831	4,273
Income (loss) from discontinued operations, net of tax of $7 and $67 for the three and nine months ended September 30, 2005, respectively, and $(233) for the three and nine months ended September 30, 2004	14	(424)	125	(415)

Net (loss) income	$(1,693)	$627	$1,956	$3,858

(Loss) earnings per share:
Basic (loss) earnings per share:
(Loss) earnings from continuing operations, after income taxes	$(.19)	$.12	$.19	$.48
Discontinued operations	.00	(.05)	.01	(.05)
Net (loss) earnings per basic share	$(.19)	$.07	$.20	$.43

Diluted earnings (loss) per share:
(Loss) earnings from continuing operations, after income taxes	$(.19)	$.11	$.19	$.47
Discontinued operations	.00	(.05)	.01	(.05)
Net (loss) earnings per diluted share	$(.19)	$.06	$.20	$.42

See Notes to Consolidated Financial Statements

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	September 30,	September 30,
	2005	2004
Cash flows from operating activities
Net income	$1,956	$3,858
Adjustments to reconcile net income to net cash used in operating activities:
(Income) loss from discontinued operations, net of tax	(125)	415
Depreciation and amortization	8,747	8,328
Loss on fixed assets	682	217
Changes in operating assets and liabilities:
Accounts receivable	(2,147)	(8,915)
Inventories	(5,056)	(4,940)
Other assets	(73)	435
Accounts payable	3,850	4,397
Accrued expenses	682	369
Other liabilities and other	(140)	258
Net cash provided by operating activities of continuing operations	8,376	4,422

Net cash provided by operating activities of discontinued operations	686	1,480

Cash flows from investing activities
Purchases of property, plant and equipment	(11,664)	(12,686)
Proceeds from sale of property, plant and equipment	76
Net cash used in investing activities of continuing operations	(11,588)	(12,686)

Net cash used in investing activities of discontinued operations	(42)	(173)

Cash flows from financing activities
Payments on short-term debt	(125)	(337)
Proceeds from long-term debt	63,624	83
Payments on long-term debt	(61,655)	(1,335)
Proceeds from Bank Facility		78,228
Payments on Bank Facility		(69,280)
Net proceeds from exercise of stock options	518	539
Payments of preferred stock dividends	(113)	(113)
Net cash provided by financing activities of continuing operations	2,249	7,785

Effect of exchange rate changes on cash	(439)	26

Net cash used in continuing operations	(1,402)	(453)
Net cash provided by discontinued operations	644	1,307
Net (decrease) increase in cash and cash equivalents	(758)	854
Cash and cash equivalents at beginning of period	6,785	3,365
Cash and cash equivalents at end of period	$6,027	$4,219

See Notes to Consolidated Financial Statements

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2005
(In Thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (Company) for the year ended December 31, 2004.

The Company, through its business segments, designs, engineers, manufactures and markets specialized components used in a variety of industrial, commercial and aerospace applications.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain amounts have been reclassified in 2004 to conform to the 2005 presentation.

NOTE 2 - INTANGIBLE ASSETS

The components of finite-lived intangible assets are as follows:
	September 30, 2005			December 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net

Product certifications	$20,820	$12,263	$8,557	$20,820	$11,716	$9,104
Other intangible assets	2,719	2,657	62	2,719	2,653	66

	$23,539	$14,920	$8,619	$23,539	$14,369	$9,170

Product certifications were acquired and valued based on the acquired company's position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

The Company estimates that amortization expense for finite-lived intangible assets for each of the next five years will be approximately $735.

The weighted average amortization period for product certifications and other intangible assets is 29 years and 14 years, respectively.

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive (loss) income is as follows:
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net (loss) income	$(1,693)	$627	$1,956	$3,858
Foreign currency translation	(20)	401	(1,363)	(2)
Comprehensive (loss) income	$(1,713)	$1,028	$593	$3,856

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes materials, labor and overhead and is determined by the first-in, first-out (FIFO) method.

NOTE 5 - EMPLOYEE STOCK OPTION PLAN

In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans. Under the provisions of APB 25, because the exercise price of the stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and nine month periods ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net (loss) income as reported	$(1,693)	$627	$1,956	$3,858
Employee stock-based compensation expense determined under fair value based methods, net of tax	74	62	200	154
Pro forma net (loss) earnings	$(1,767)	$565	$1,756	$3,704

Basic (loss) earnings per share:
As reported	$(.19)	$.07	$.20	$.43
Pro forma	$(.20)	$.06	$.19	$.41
Diluted (loss) earnings per share:
As reported	$(.19)	$.06	$.20	$.42
Pro forma	$(.20)	$.06	$.19	$.40

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which is a revision of SFAS 123. This statement addresses the accounting transactions in which a company exchanges its equity instruments for goods or services. It also addresses transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method and requires instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. On April 14, 2005, the U.S. Securities and Exchange Commission (SEC) announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006. When the Company adopts SFAS 123(R) in 2006, it will include the expense associated with share-based payments issued to employees in its Consolidated Statement of Operations. The Company has completed its assessment of which valuation model to select as provided for by SFAS 123(R), and has concluded that is will use the Black-Scholes valuation model and amortization assumptions currently used under the current pro forma disclosures and accepted under SFAS 123(R).

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

Operating results from discontinued operations are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net sales	$2,036	$3,351	$6,809	$9,884

Income (loss) from operations before income taxes	$21	$(657)	$192	$(648)
Income tax expense (benefit)	7	(233)	67	(233)
Income (loss) from operations, net of tax	$14	$(424)	$125	$(415)

The assets and liabilities of this segment, which have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, consist of the following at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
	2005	2004
Accounts receivable	$2,200	$3,069
Inventory	733	673
Other current assets	750	418
Property, plant and equipment	330	289
Other assets	52	50

Total assets of discontinued operations	$4,065	$4,499

Accounts payable	$4,174	$3,973
Other accrued expenses	208	324

Total liabilities of discontinued operations	$4,382	$4,297

NOTE 7 - RESTRUCTURING

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

In the fourth quarter of 2003, the Company committed to a restructuring program to achieve cost savings and expansion in its friction products segment by moving operations at its Brook Park, Ohio location to a new production facility in Tulsa, Oklahoma. During 2004, the Company substantially completed the construction of its new and larger, leased facility. The Company anticipates pre-tax restructuring costs of approximately $5,500 for the full year 2005 related to the relocation of the Ohio facility and employee severance expense. In connection with the planned closure of the Ohio facility and the relocation to the Tulsa, Oklahoma facility, the Company incurred $2,217 and $4,288 of restructuring costs, $1,977 and $3,880 of which are reported as “Restructuring costs” in the Consolidated Statements of Income and $240 and

$408 of which are included in “Cost of sales” in the Consolidated Statements of Income, primarily related to severance, recruiting, relocation and other costs during the three and nine month periods ended September 30, 2005, respectively. During the three and nine month periods ended September 30, 2004, the Company incurred $286 and $507 of restructuring costs, which are reported as “Restructuring costs” in the Consolidated Statements of Income.

The following table sets forth the cash flow activity related to restructuring costs as of and for the nine months ended September 30, 2005:

Amounts recognized as restructuring costs (including $408 recorded in “Cost of sales”) through the nine months ended September 30, 2005	$4,288
Cash payments through September 30, 2005	3,232
Restructuring cost accrual as of September 30, 2005	$1,056

During the third quarter of 2005, the Company entered into a contract to sell certain assets of its Brook Park, Ohio manufacturing facility, with an expected transaction closing date prior to December 31, 2005. The assets under contract have been reported as “Assets held for sale” in the Consolidated Balance Sheets as of September 30, 2005, in accordance with SFAS No 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The net proceeds from the sale are expected to approximate the book value of the facility.

Additionally, during the third quarter of 2005 the Company reported employee benefit curtailment income of $424, as a result of employment terminations at our Ohio facility based on a reduction of an actuarially computed liability which provided for medical benefits to individuals who met certain age and service requirements at termination of their employment.

NOTE 8 - EMPLOYEE BENEFITS

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1,842 on a cash basis to its defined benefit pension plans in 2005. In the third quarter of 2005, the Company received notification of revised contribution amounts for certain of its defined benefit pension plans from its third party actuary, primarily resulting from favorable plan experience during 2005.

As of September 30, 2005, $1,386 of contributions has been made. The Company presently anticipates contributing an additional $220 to fund its pension plans in 2005 for a total of $1,606 based on the revised contribution expectation provided by its third party actuary.

The components of net periodic benefit cost are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Service cost	$271	$217	$814	$639
Interest cost	389	348	1,165	1,025
Expected return on plan assets	(450)	(362)	(1,349)	(1,063)
Amortization of prior service cost	4	20	12	62
Amortization of net loss	64	81	193	243
Net periodic benefit cost	$278	$304	$835	$906

NOTE 9 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
(Loss) income from continuing operations, after income taxes	$(1,707)	$1,051	$1,831	$4,273
Less: Preferred stock dividends	38	38	113	113
(Loss) income from continuing operations, after income taxes available to common shareholders	$(1,745)	$1,013	$1,718	$4,160

Net (loss) income	$(1,693)	$627	$1,956	$3,858
Less: Preferred stock dividends	38	38	113	113
Net (loss) income available to common shareholders	$(1,731)	$589	$1,843	$3,745

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	8,880	8,718	8,854	8,667
Diluted:
Basic weighted average shares outstanding	8,880	8,718	8,854	8,667
Dilutive effect of convertible notes				8
Dilutive effect of stock options		430	491	229
Diluted weighted average shares outstanding	8,880	9,148	9,345	8,904

(Loss) earnings per share:
Basic (loss) earnings from continuing operations, after income taxes	$(.19)	$.12	$.19	$.48
Discontinued operations	.00	(.05)	.01	(.05)
Net (loss) earnings per basic share	$(.19)	$.07	$.20	$.43

Diluted (loss) earnings from continuing operations, after income taxes	$(.19)	$.11	$.19	$.47
Discontinued operations	.00	(.05)	.01	(.05)
Net (loss) earnings per diluted share	$(.19)	$.06	$.20	$.42

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

Information by segment is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net sales to external customers
Friction products	$40,192	$36,982	$130,205	$111,993
Precision components	19,134	18,902	63,146	59,341
Performance racing	3,482	3,483	12,402	11,704
Consolidated	$62,808	$59,367	$205,753	$183,038

Depreciation and amortization
Friction products	$1,681	$1,617	$5,196	$5,085
Precision components	1,014	934	3,053	2,805
Performance racing	58	45	170	154
Consolidated	$2,753	$2,596	$8,419	$8,044

Gross profit:
Friction products	$6,262	$9,345	30,988	$29,172
Precision components	3,096	3,562	12,162	12,876
Performance racing	498	732	2,910	3,076
Consolidated	$9,856	$13,639	$46,060	$45,124

(Loss) income from operations:
Friction products	$(404)	$3,513	$9,480	$12,096
Precision components	380	493	2,589	2,900
Performance racing	(286)	(18)	415	758
Consolidated	$(310)	$3,988	$12,484	$15,754

(1) Depreciation and amortization outlined in this table does not include deferred financing amortization of $108 and $324 for the three and nine months ended September 30, 2005 and $96 and $286 for the three and nine months ended September 30, 2004, which is included in “Interest expense” in the Consolidated Statements of Income.

The following section of Note 10, Business Segments, discloses adjusted income from operations for each business segment. This disclosure differs from income from operations, the most directly comparable measure calculated in accordance with GAAP. A reconciliation of this financial measure to the most comparable GAAP measure is included in the table below.

We have presented this non-GAAP financial measure because we believe that meaningful analysis of our financial performance is enhanced by an understanding of isolated factors underlying that performance. In addition, our chief operating decision makers use this measure in monitoring and evaluating both our overall performance and the ongoing performance of each of our business segments. This non-GAAP financial measure should not be considered an alternative to measures required by GAAP. Refer to the section “Non-GAAP Financial Measure” on page 22 of the MD&A section of this Form 10-Q for more detailed disclosure.

Reconciliation of Adjusted income from operations to Income from operations determined in accordance with GAAP:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
(Loss) income from operations - Friction products:	$(404)	$3,513	$9,480	$12,096
Restructuring costs	2,217	286	4,288	507
Employee benefit curtailment income	(424)
Loan forgiveness costs			169	389
Adjusted income from operations - Friction products	$1,389	$3,799	$13,937	$12,992

Income from operations - Precision components:	$380	$493	$2,589	$2,900
Loan forgiveness costs			443	300
Adjusted income from operations - Precision components	$380	$493	$3,032	$3,200

(Loss) income from operations - Performance racing:	$(286)	$(18)	$415	$758
Loan forgiveness costs			64	43
Adjusted (loss) income from operations - Performance racing	$(286)	$(18)	$479	$801
_________

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

The following supplemental consolidating condensed financial statements present:

•
Consolidating condensed balance sheets as of September 30, 2005 and December 31, 2004, consolidating condensed statements of income for the three and nine months ended September 30, 2005 and 2004 and consolidating condensed statements of cash flows for the nine months ended September 30, 2005 and 2004.

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

Supplemental Consolidating Condensed
Balance Sheet (Unaudited)

	September 30, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$191	$39	$5,797		$6,027
Accounts receivable, net		27,366	12,530		39,896
Inventories	(755)	36,507	10,787	$(667)	45,872
Deferred income taxes	3,698		453		4,151
Taxes receivable	373				373
Assets held for sale		1,623			1,623
Other current assets	947	2,186	668		3,801
Current assets of discontinued operations		5	4,060		4,065
Total current assets	4,454	67,726	34,295	(667)	105,808
Investment in subsidiaries	793			(793)
Inter-company advances, net	181,748	7,559	(2,647)	(186,660)
Property, plant and equipment, net		60,927	9,503		70,430
Other assets:
Goodwill and other intangible assets	72	41,042			41,114
Other	222	6,713	737		7,672
Total other assets	294	47,755	737		48,786
Total assets	$187,289	$183,967	$41,888	$(188,120)	$225,024
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		$20,064	$7,992		$28,056
Accrued compensation	$912	3,567	1,790		6,269
Accrued interest	2,429	(1)	27		2,455
Accrued taxes	460	230	1,752	$(206)	2,236
Other accrued expenses	1,406	5,595	18		7,019
Short-term debt			1,004		1,004
Current portion of long-term debt		175	157		332
Current liabilities of discontinued operations		74	4,308		4,382
Total current liabilities	5,207	29,704	17,048	(206)	51,753
Long-term liabilities:
Long-term debt	112,294	704	488		113,486
Deferred income taxes	2,741		621		3,362
Other	666	7,022	2,710		10,398
Inter-company advances, net	(107)	177,907	8,274	(186,074)
Total long-term liabilities	115,594	185,633	12,093	(186,074)	127,246
Shareholders' equity	66,488	(31,370)	12,747	(1,840)	46,025
Total liabilities and shareholders’ equity	$187,289	$183,967	$41,888	$(188,120)	$225,024

Supplemental Consolidating Condensed
Balance Sheet (Unaudited)

	December 31, 2004
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,967	$49	$4,769		$6,785
Accounts receivable, net		26,491	12,553		39,044
Inventories	(974)	31,316	12,081	$(873)	41,550
Deferred income taxes	3,698		885		4,583
Taxes receivable	373				373
Other current assets	1,809	1,771	480		4,060
Current assets of discontinued operations		84	4,415		4,499
Total current assets	6,873	59,711	35,183	(873)	100,894
Investment in subsidiaries	793			(793)
Inter-company advances, net	177,871	2,531	(4,970)	(175,432)
Property, plant and equipment, net		60,299	9,729		70,028
Other assets:
Goodwill and other intangible assets	72	41,593			41,665
Other	228	8,341	720	(1,010)	8,279
Total other assets	300	49,934	720	(1,010)	49,944
Total assets	$185,837	$172,475	$40,662	$(178,108)	$220,866
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$15,749	$9,805		$25,554
Accrued compensation	$1,395	5,052	1,726		8,173
Accrued interest	1,623		7		1,630
Accrued taxes	778	408	2,077	$(386)	2,877
Other accrued expenses	1,840	3,993	(236)		5,597
Short-term debt			980		980
Current portion of long-term debt		362	277		639
Current liabilities of discontinued operations		257	4,040		4,297
Total current liabilities	5,636	25,821	18,676	(386)	49,747
Long-term liabilities:
Long-term debt	110,000	887	515		111,402
Deferred income taxes	2,821		810		3,631
Other	313	7,920	2,826		11,059
Inter-company advances, net	818	166,815	8,388	(176,021)
Total long-term liabilities	113,952	175,622	12,539	(176,021)	126,092
Shareholders’ equity	66,249	(28,968)	9,447	(1,701)	45,027
Total liabilities and shareholders’ equity	$185,837	$172,475	$40,662	$(178,108)	$220,866

Supplemental Consolidating Condensed
Statement of Income (Unaudited)

	Three months ended September 30, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$49,825	$15,347	$(2,364)	$62,808
Cost of sales		43,327	11,989	(2,364)	52,952
Gross profit		6,498	3,358		9,856
Operating expenses:
Selling, technical and administrative expense	$42	6,996	1,391		8,429
Restructuring costs		1,977			1,977
Employee benefit curtailment		(424)			(424)
Amortization of intangibles		184			184
Total operating expenses	42	8,733	1,391		10,166
(Loss) income from operations	(42)	(2,235)	1,967		(310)
Interest income (expense), net	892	(3,491)	(20)		(2,619)
(Loss) income from equity investee	(2,352)	1,204		1,148
Other (expense) income, net		(109)	58		(51)
(Loss) income from continuing operations, before income taxes	(1,502)	(4,631)	2,005	1,148	(2,980)
Income tax provision (benefit)	191	(2,237)	773		(1,273)
(Loss) income from continuing operations, after income taxes	(1,693)	(2,394)	1,232	1,148	(1,707)
Discontinued operations, net of tax		42	(28)		14
Net (loss) income	$(1,693)	$(2,352)	$1,204	$1,148	$(1,693)

Supplemental Consolidating Condensed
Statement of Income (Unaudited)

	Three months ended September 30, 2004
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$49,532	$12,973	$(3,138)	$59,367
Cost of sales		38,870	9,996	(3,138)	45,728
Gross profit		10,662	2,977		13,639
Operating expenses:
Selling, technical and administrative expense	$(8)	7,871	1,318		9,181
Restructuring costs		286			286
Amortization of intangibles		184			184
Total operating expenses	(8)	8,341	1,318		9,651
Income from operations	8	2,321	1,659		3,988
Interest income (expense), net	902	(3,482)	(22)		(2,602)
(Loss) income from equity investee	(475)	776		(301)
Other income (expense), net		12	(113)		(101)
Income (loss) from continuing operations, before income taxes	435	(373)	1,524	(301)	1,285
Income tax (benefit) provision	(192)	(453)	879		234
Income from continuing operations, after income taxes	627	80	645	(301)	1,051
Discontinued operations, net of tax		(555)	131		(424)
Net income (loss)	$627	$(475)	$776	$(301)	$627

Supplemental Consolidating Condensed
Statement of Income (Unaudited)

	Nine months ended September 30, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$164,105	$50,165	$(8,517)	$205,753
Cost of sales		129,969	38,241	(8,517)	159,693
Gross profit		34,136	11,924		46,060
Operating expenses:
Selling, technical and administrative expense	$970	24,272	4,326		29,568
Restructuring costs		3,880			3,880
Employee benefit curtailment		(424)			(424)
Amortization of intangibles		552			552
Total operating expenses	970	28,280	4,326		33,576
(Loss) income from operations	(970)	5,856	7,598		12,484
Interest income (expense), net	2,686	(10,463)	(68)		(7,845)
Income from equity investee	1,767	4,624		(6,391)
Other (expense) income, net	(34)	(268)	(5)		(307)
Income (loss) from continuing operations, before income taxes	3,449	(251)	7,525	(6,391)	4,332
Income tax provision (benefit)	1,493	(1,926)	2,934		2,501
Income from continuing operations, after income taxes	1,956	1,675	4,591	(6,391)	1,831
Discontinued operations, net of tax		92	33		125
Net income	$1,956	$1,767	$4,624	$(6,391)	$1,956

Supplemental Consolidating Condensed
Statement of Income (Unaudited)

	Nine months ended September 30, 2004
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$149,710	$42,002	$(8,674)	$183,038
Cost of sales		114,516	32,072	(8,674)	137,914
Gross profit		35,194	9,930		45,124
Operating expenses:
Selling, technical and administrative expense	$569	23,722	4,022		28,313
Restructuring costs		507			507
Amortization of intangibles		550			550
Total operating expenses	569	24,779	4,022		29,370
(Loss) income from operations	(569)	10,415	5,908		15,754
Interest income (expense), net	2,713	(10,283)	(84)		(7,654)
Income from equity investee	2,513	3,138		(5,651)
Other income (expense), net	(311)	(161)	(148)		(620)
Income (loss) from continuing operations, before income taxes	4,346	3,109	5,676	(5,651)	7,480
Income tax provision (benefit)	488	(138)	2,857		3,207
Income from continuing operations, after income taxes	3,858	3,247	2,819	(5,651)	4,273
Discontinued operations, net of tax		(734)	319		(415)
Net income	$3,858	$2,513	$3,138	$(5,651)	$3,858

Supplemental Consolidating Condensed
Cash Flow Statement (Unaudited)

	Nine months ended September 30, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(4,255)	$10,160	$2,471		$8,376
Net cash provided by operating activities of discontinued operations			686		686
Cash flows from investing activities
Purchases of property, plant and equipment		(10,129)	(1,535)		(11,664)
Proceeds from sale or property, plant and equipment		64	12		76
Net cash used in investing activities of continuing operations		(10,065)	(1,523)		(11,588)
Net cash used in investing activities of discontinued operations			(42)		(42)
Cash flows from financing activities
Payment on short-term debt		(116)	(9)		(125)
Proceeds from long-term debt	63,474	150			63,624
Payments on long-term debt	(61,400)	(139)	(116)		(61,655)
Net proceeds from exercise of stock options	518				518
Payments of preferred stock dividends	(113)				(113)
Net cash provided by (used in) financing activities of continuing operations	2,479	(105)	(125)		2,249
Effect of exchange rate changes on cash			(439)		(439)
Net cash (used in) provided by continuing operations	(1,776)	(10)	384		(1,402)
Net cash provided by discontinued operations			644		644
Net (decrease) increase in cash and cash equivalents	(1,776)	(10)	1,028		(758)
Cash and cash equivalents, at beginning of period	1,967	49	4,769		6,785
Cash and cash equivalents, at end of period	$191	$39	$5,797		$6,027

Supplemental Consolidating Condensed
Cash Flow Statement (Unaudited)

	Nine months ended September 30, 2004
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(9,462)	$13,416	$468		$4,422
Net cash (used in) provided by operating activities of discontinued operations		(786)	2,266		1,480
Cash flows from investing activities
Purchases of property, plant and equipment		(11,552)	(1,134)		(12,686)
Net cash used in investing activities of continuing operations		(11,552)	(1,134)		(12,686)
Net cash used in investing activities of discontinued operations		(33)	(140)		(173)
Cash flows from financing activities
Payments on short-term debt			(337)		(337)
Proceeds from long-term debt	83				83
Payments on long-term debt		(1,137)	(198)		(1,335)
Proceeds from Bank Facility	78,228				78,228
Payments on Bank Facility	(69,280)				(69,280)
Net proceeds from exercise of stock options	539				539
Payments of preferred stock dividends	(113)				(113)
Net cash provided by (used in) financing activities of continuing operations	9,457	(1,137)	(535)		7,785
Effect of exchange rate changes on cash			26		26
Net cash (used in) provided by continuing operations	(5)	727	(1,175)		(453)
Net cash (used in) provided by discontinued operations		(819)	2,126		1,307
Net (decrease) increase in cash and cash equivalents	(5)	(92)	951		854
Cash and cash equivalents, at beginning of period	39	129	3,197		3,365
Cash and cash equivalents, at end of period	$34	$37	$4,148		$4,219

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report, as well as, Management’s Discussion and Analysis of Financial Condition and Results of Operations as contained in our 2004 Annual Report on From 10K .

NON-GAAP FINANCIAL MEASURE

In our discussion and analysis of our financial condition and results of operations, we may refer to financial measures which are considered to be “non-GAAP financial measures” under the rules and regulation of the SEC. The non-GAAP financial measure used by us is “Adjusted income from operations”. This measure is reconciled to the most comparable GAAP financial measure in tables presented on pages 29 and 32 in this section of this Form 10-Q.

This non-GAAP financial measure is defined by us as income from operations as presented in our Consolidated Statement of Income plus restructuring and loan forgiveness costs less employee benefit curtailment income. We use this measure to more accurately gauge the ongoing day to day operating activities of our business. As a result of our decision to relocate one of our friction products manufacturing facilities to Oklahoma from Ohio, we have incurred significant non-recurring costs related to this one-time event that has impacted the financial results for 2004 and 2005. This restructuring program is expected to be complete by December 31, 2005. Additionally, in conjunction with the closure of our Ohio facility, for the period ended September 30, 2005, we reported employee benefit curtailment income due to the termination of employees upon the closure of the facility. This non-recurring income resulted from the reduction of a liability computed by our actuary to reflect the portion of benefits based on age and years of service requirements that are no longer owed by us at the date of termination. The loan forgiveness expense resulted from a one-time, non-recurring action taken by our compensation committee on January 30, 2004 approving the forgiveness of the shareholder notes of two of our senior executive officers. The action required the full forgiveness of the shareholder notes by July 1, 2005 if specific operating targets were met. Based on our performance, a portion of the shareholder notes was forgiven as of March 31, 2004 and the balance in March 2005. As of March 31, 2005, the entire loan balance with the senior executive officers has been forgiven.

We have presented this non-GAAP financial measure because we believe that meaningful analysis of our financial performance is enhanced by an understanding of isolated factors underlying that performance. In addition, our chief operating decision makers use this measure in monitoring and evaluating both our overall performance and the ongoing performance of each of our business segments. This non-GAAP financial measure should not be considered an alternative to measures required by GAAP.

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

•	the largest supplier of friction materials for the growing general aviation market, including numerous new and existing series of Gulfstream, Cessna, Lear and Beech aircraft,
•	a leading domestic supplier of friction products in powersports and specialty markets, such as motorcycles, race cars, ATV’s, military vehicles and snowmobiles, and
•	a leading supplier of aftermarket industrial friction materials through our Velvetouch ® brand products.

•	Precision Components

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

The following chart shows our net sales by segment during the first nine months of 2005:

NET SEGMENT SALES

NINE MONTHS ENDED SEPTEMBER 30, 2005

As of September 30, 2005, Hawk had approximately 1,800 employees and 17 manufacturing, research, sales and administrative sites in 6 countries at its continuing operations.

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

•
Goodwill. Goodwill represents the excess of the cost of companies we acquired over the fair value of their net assets as of the date of acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), our policy is to evaluate the carrying value of our goodwill and indefinite-lived intangible assets at least annually, or more frequently if there is a significant adverse event or change in the environment in which one of our business unit operates. We would record an impairment loss in the period such determination is made. In assessing the recoverability of our goodwill, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future discounted cash flows are highly subjective judgments based on our experience and knowledge of operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If actual results are materially different than the assumptions used, impairment could result. We did not record any impairment charges in the three or nine month periods ended September 30, 2005 and 2004.

•
Long-Lived Assets. We review long-lived assets (excluding goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future undiscounted cash flows are highly subjective judgments based on our experience and knowledge of our operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. There were no impairment charges recorded in the three or nine month periods ended September 30, 2005 and 2004.

•
Pension Benefits. We account for our defined benefit pension plans in accordance with SFAS No. 87, Employers' Accounting for Pensions (SFAS 87), which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant elements in determining our pension income (expense) in accordance with SFAS 87 are the expected return on plan assets and appropriate discount rates. We assumed that the expected weighted average long-term rate of return on plan assets will be 8.6% for 2005 which is consistent with the rate used for 2004. Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable. However, should the rate of return differ materially from our assumed rate we could experience a material adverse effect on the funded status of our plans and our future pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense).  The difference between this expected return and the actual return on plan assets is deferred.  The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense).  Net periodic benefit cost was $0.8 million and $0.9 million for the nine month periods ended September 30, 2005 and 2004, respectively.

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

•
Income Taxes. Our effective tax rate, taxes payable and other tax assets and liabilities reflect the current tax rates in the domestic and foreign tax jurisdictions in which we operate. Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for reporting and income tax purposes. Our effective tax rate is substantially driven by the impact of the mix of our foreign and domestic income and losses and the federal and local tax rate differences on each.

SFAS No. 109, Accounting for Income Taxes, (SFAS 109) provides certain guidelines to follow in making the determination of the need for a valuation allowance. We must show that taxable income is expected to be available for future periods sufficient to realize the benefits of temporary differences and carryforwards to not record an allowance. We have identified strategies which, if implemented, would enable us to realize the aforementioned tax benefits, and therefore, we have determined that no valuation allowance is required as of September 30, 2005.

On June 30, 2005, the Governor of Ohio signed House Bill 66 into law which significantly changed the corporate tax structure in Ohio.  The major provisions of the bill include phasing-out the Ohio Franchise Tax and phasing-in a Commercial Activities Tax. The tax changes did not have a material effect on the Company’s tax provision for the nine months ended September 30, 2005. We continue to evaluate other provisions of House Bill 66.

•
Foreign Currency Translation and Transactions. Assets and liabilities of our foreign operations are translated using period-end exchange rates and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in a separate component of our shareholders’ equity. Other comprehensive income includes a translation loss of $1.4 million for the nine months ended September 30, 2005. We recorded no foreign currency translation gain or loss for the nine months ended September 30, 2004. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Accounts receivable or payable in foreign currencies, other than the subsidiary’s local currency, are translated at the rates of exchange prevailing at the date of the transaction. The effect of the transaction’s gain or loss is included in “Other (expense) income, net” in our Consolidated Statements of Income. Foreign currency transaction gains and losses were not material to the results of operations for the three or nine months ended September 30, 2005 and 2004.

THIRD QUARTER OF 2005 COMPARED TO THE THIRD QUARTER OF 2004

Net Sales. Our consolidated net sales for the third quarter of 2005 were $62.8 million, an increase of $3.4 million, or 5.7%, from the same period in 2004. We experienced the sales increase as a result of new customer applications and market share gains in the end markets of our friction products and precision component segments along with the continuing economic recovery in the industrial markets we serve during the period.

Net Segment Sales:	Three months ended September 30, 2005	Three months ended September 30, 2004	$ Change	% Change
	(dollars in millions)
Friction products	$40.2	$37.0	$3.2	8.6%
Precision components	19.1	18.9	0.2	1.1%
Performance racing	3.5	3.5	0.0	0.0%
Consolidated	$62.8	$59.4	$3.4	5.7%

•
Friction Products. Net sales in the friction products segment, our largest, were $40.2 million in the third quarter of 2005, an increase of $3.2 million, or 8.6%, compared to $37.0 million in the comparable quarter of 2004. Net sales increased as a result of new product introductions, continued market share gains in the construction and mining and truck markets, improving economic conditions in our industrial markets and increased sales to our aftermarket. We experienced sales increases in our construction and mining, truck, aftermarket and aerospace markets during the quarter. The agriculture market was down slightly in the third quarter of 2005 compared to 2004 primarily as a result of softness in the European farm economy. Our specialty friction market was down in the third quarter of 2005 as a result of our customer’s timing of certain military orders. The friction products segment continued to experience strong sales growth from our international operations during the quarter. Net sales, on a local currency basis, at our Italian facility increased 13.0% in the third quarter of 2005 compared to the comparable period of 2004. Total shipments from our Chinese friction products facility increased 41.1% in the third quarter of 2005 compared to the same period in 2004. The effect of foreign currency exchange rates accounted for 0.3% of the 8.6% friction products net sales increase during the quarter.

•
Precision Components. Net sales in our precision components segment were $19.1 million in the third quarter of 2005, an increase of 1.1%, or $0.2 million, compared to $18.9 million in the comparable quarter of 2004. The increase in net sales was primarily attributable to increased sales to customers in our appliance market partially offset by slight declines in sales to the lawn and garden and automotive markets.

•	Performance Racing. Net sales in our performance racing segment were $3.5 million in the both the third quarter of 2005 and 2004.

Gross Profit. Gross profit decreased $3.7 million to $9.9 million during the third quarter of 2005, compared to $13.6 million in the third quarter of 2004. The gross profit margin decreased to 15.8% of net sales in the third quarter of 2005 from 22.9% of net sales in the third quarter of 2004. Included in our gross profit are significant costs incurred during the quarter as a result of operating inefficiencies associated with the relocation of our Ohio friction products facility to Oklahoma, including increased labor, overtime, maintenance, employee benefit, training, freight and outsourcing costs as a result of the start-up of operations in Oklahoma and operating both the Ohio and Oklahoma facilities during the production transition period, phase-in costs associated with our new technology initiatives in our precision components segment and increased inventory reserves in our performance racing segment. Additionally, there are inventory related costs in connection with the restructuring of $0.2 million within our cost of sales for the third quarter ended September 30, 2005. There are no comparable costs included in our cost of sales in the third quarter of 2004. As a result, our gross margin showed significant deterioration during the quarter from the comparable period in 2004.

Gross Profit Margin:	Three months ended September 30, 2005	Three months ended September 30, 2004	Change
Friction products	15.7%	25.1%	(9.4%)
Precision components	16.2%	19.0%	(2.8%)
Performance racing	14.3%	20.0%	(5.7%)
Consolidated	15.8%	22.9%	(7.1%)

•
Friction Products. Our friction products segment reported gross profit of $6.3 million or 15.7% of its net sales in the third quarter of 2005 compared to $9.3 million or 25.1% of its net sales in the comparable quarter of 2004. The decrease in this segment’s gross profit margin was primarily the result of operating inefficiencies associated with the relocation of our Brook Park, Ohio friction products facility to Tulsa, Oklahoma, including increased labor, overtime, employee benefit, training, freight and outsourcing costs as a result of the start-up of operations in Oklahoma and operating both the Ohio and Oklahoma facilities during the production transition period. This decline was partially offset by product mix and continued emphasis on cost reduction programs.

•
Precision Components. Gross profit in our precision components segment was $3.1 million or 16.2% of its net sales in the third quarter of 2005 compared to $3.6 million or 19.0% of its net sales in comparable period of 2004. The decrease in this segment's gross profit margin was primarily the result of phase-in costs associated with our new technologies, higher raw material and energy costs and production outsourcing costs. In addition, we continued to support our China precision components facility during the period. The decline in the segment’s gross margin was partially offset by sales volume increases for this segment as a whole and product mix.

•
Performance Racing. Our performance racing segment reported gross profit of $0.5 million or 14.3% of net sales in the third quarter of 2005 compared to $0.7 million or 20.0% of net sales in the comparable period of 2004. The decrease in the gross profit and gross profit percentage during the quarter was primarily the result of cost increases on various driveline components, increased inventory reserves to reflect inventory obsoleted due to rule changes in the racing circuits served by this segment, increased employee benefit costs and product mix.

Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses decreased $0.8 million, or 8.7%, to $8.4 million in the third quarter of 2005 from $9.2 million in the comparable period of 2004. As a percentage of net sales, ST&A expenses improved to 13.4% of net sales in the third quarter of 2005 compared to 15.5% of net sales in the comparable period of 2004. The decrease in ST&A expenses resulted primarily from reduced incentive compensation costs as a result of financial operating targets not being met, partially offset by sales and marketing expenses related to aftermarket product sales programs in our friction products segment, increased research and development costs, and to a lesser extent, duplicate administrative costs associated with the move of our friction products facility to Oklahoma. We spent $1.7 million on product research and development in the third quarter of 2005 compared to $1.3 million in the comparable period of 2004.

Restructuring Costs. Direct restructuring costs (excluding the $0.2 million recorded in our Cost of sales) for the three months ended September 30, 2005 were $2.0 million, consisting of severance, recruiting, relocation and other costs associated with our new manufacturing facility in Oklahoma and the closing of a facility in Ohio. In the comparable period of 2004, we incurred direct restructuring costs of $0.3 million. The costs reflected in 2004 and 2005 are a part of the same initiative relating to the closure of the Brook Park, Ohio facility and transition to the Tulsa, Oklahoma facility.

Employee Benefit Curtailment. As a result of employment reductions at our Brook Park, Ohio facility as of September 30, 2005, we reduced the liability to an actuarially computed liability which provided for medical benefits to individuals who met certain age and service requirements at termination of employment. This action resulted in reported income of $0.4 million for the three months ended September 30, 2005.

(Loss) Income from Operations. Income from operations decreased $4.3 million to a loss of $0.3 million in the third quarter of 2005 from $4.0 million in the comparable quarter of 2004. Income from operations as a percentage of net sales decreased to (0.5%) in the third quarter of 2005 from 6.7% in the third quarter of 2004. The decrease was primarily the result of direct restructuring costs, operating inefficiencies and duplicate manufacturing costs associated with the transition of operations to our Oklahoma facility from Ohio, increased inventory reserves and increased labor costs. These costs were partially offset by reduced incentive compensation costs, $0.4 million of employee benefit curtailment income, and product mix.

As a result of the items discussed above, income from operations at each of our segments was as follows:

(Loss) income from operations by segment:	Three months ended September 30, 2005	Three months ended September 30, 2004	$ Change	% Change
	(dollars in millions)
Friction products	$(0.4)	$3.5	$(3.9)	(111.4%)
Precision components	0.4	0.5	(0.1)	(20.0%)
Performance racing	(0.3)	0.0	(0.3)
Consolidated	$(0.3)	$4.0	$(4.3)	(107.5%)

Included in our income from operations in the third quarter of 2005 was $2.2 million of direct restructuring costs related to the plant relocation ($0.2 million of which is included in our cost of sales) and other non-recurring income of $0.4 million relating to a reversal of a post-retirement benefit liability no longer owed by us. Income from operations before these charges was $1.5 million, or 2.4% of net sales in the third quarter of 2005, a decrease of 65.1%, or $2.8 million, from $4.3 million, or 7.2% of net sales in the comparable period of 2004.

	Three months ended September 30,
	(Loss) income from operations, as reported (GAAP)		Restructuring costs [1]		Other non-recurring [2]		Adjusted (loss) income from operations
	2005	2004	2005	2004	2005	2004	2005	2004
	(dollars in millions)
Friction products	$(0.4)	$3.5	$2.2	$0.3	$(0.4)		$$1.4	$3.8
Precision components	0.4	0.5					0.4	0.5
Performance racing	(0.3)	0.0					(0.3)	0.0
Total pre-tax	$(0.3)	$4.0	$2.2	$0.3	$(0.4)		$$1.5	$4.3

Operating margin	(0.5%)	6.7%					2.4%	7.2%

1.	Restructuring costs in this table for the three months ended September 30, 2005 include $0.2 million classified in our Consolidated Statement of Income as Cost of sales items.
2.	Other non-recurring includes employee benefit curtailment income of $0.4 million for the three months ended September 30, 2005.

The table above discloses Adjusted income from operations, which is considered to be a “non-GAAP financial measure” under the rules and regulations of the SEC. Refer to the section “Non-GAAP Financial Measure” on page 22 of this section of this Form 10-Q for more detailed disclosure.

Interest Expense. Interest expense was flat in the third quarter of 2005 and 2004 at $2.6 million. Higher levels of total borrowings during the three month period ended September 30, 2005 were partially offset by lower borrowing rates during the period. Included as a component of interest expense in our financial statements are the amortization of deferred financing costs. Deferred financing costs included in interest expense in the third quarter of 2005 and 2004 were $0.1 million.

Income Taxes. We recorded a tax benefit for our continuing operations of $1.3 million in the third quarter of 2005 compared to a provision of $0.2 million in the comparable period of 2004. Our worldwide provision for income taxes is based on our estimated annual tax rates for the year applied to all of our sources of income.

Discontinued Operations, net of tax. In the fourth quarter of 2003, we committed to a plan to divest our motor segment operations. In accordance with GAAP, we have accounted for the motor segment in our financial statements on the line item “Discontinued operations, net of tax.” The following is a summary of the results of discontinued operations for the three months ended September 30, 2005 and 2004.

	Three months ended
	September 30, 2005	September 30, 2004
	(dollars in millions)
Net sales	$2.0	$3.4
Income (loss) from discontinued operations before income taxes	0.0	(0.6)
Income tax provision	0.0	0.2
Income (loss) from discontinued operations, net of tax	$0.0	$(0.4)

Net Income. As a result of the factors noted above, we reported a net loss of $1.7 million in the third quarter of 2005 compared to net income of $0.6 million in the comparable prior year period, a decrease of $2.3 million.

FIRST NINE MONTHS OF 2005 COMPARED TO THE FIRST NINE MONTHS OF 2004

Net Sales. Our consolidated net sales for the first nine months of 2005 were $205.8 million, an increase of $22.8 million or 12.5% from the same period in 2004. We experienced sales increases as a result of new product introductions and market share gains in our friction products and precision component segments and the continuing economic recovery in the industrial markets we serve during the period. The effect of foreign currency exchange rates accounted for 0.7% of the 12.5% net sales increase during the nine month period.

Net Segment Sales:	Nine months ended September 30, 2005	Nine months ended September 30, 2004	$ Change	% Change
	(dollars in millions)
Friction products	$130.2	$112.0	$18.2	16.3%
Precision components	63.2	59.3	3.9	6.6%
Performance racing	12.4	11.7	0.7	6.0%
Consolidated	$205.8	$183.0	$22.8	12.5%

•
Friction Products. Net sales in our friction products segment were $130.2 million for the first nine months of 2005, an increase of $18.2 million, or 16.3%, compared to $112.0 million in the comparable period of 2004. Net sales increased globally as a result of new product introductions, continued market share gains in the truck and construction and mining markets, improving economic conditions in our industrial markets and increased sales to our aftermarket. We experienced sales increases in our construction and mining, truck, aftermarket, specialty and aerospace markets during the nine month period. The agriculture market was down slightly during the period compared to 2004 primarily as a result of softness in the European farm economy. Net sales, on a local currency basis, at our Italian facility increased 10.3% in the first nine months of 2005 compared to the comparable period of 2004. Total shipments at our Chinese friction products facility increased 44.2% in the first nine months of 2005 compared to the same period in 2004. The effect of foreign currency exchange rates accounted for 1.2% of the 16.3% friction products net sales increase during the period.

•
Precision Components. Net sales in our precision components segment were $63.2 million in first nine months of 2005, an increase of $3.9 million, or 6.6%, compared to $59.3 million in the comparable period of 2004. The increase in net sales was primarily attributable to improving conditions in the general industrial segments of the domestic economy as well as new product introductions.

•
Performance Racing. Net sales in our performance racing segment were $12.4 million in the first nine months of 2005, an increase of $0.7 million, or 6.0%, compared to $11.7 million in the comparable period of 2004. The increase in sales in this segment was due to new product introductions during the period.

Gross Profit. Gross profit increased $1.0 million to $46.1 million during the first nine months of 2005, a 2.2% increase compared to gross profit of $45.1 million in the comparable period of 2004. The gross profit margin decreased to 22.4% of net sales in 2005 from 24.6% of net sales in the comparable period of 2004. Included in our gross profit are significant costs incurred during the period as a result of operating inefficiencies associated with the relocation of our Ohio friction products facility to Oklahoma, including increased labor, overtime, maintenance, employee benefit, training, freight and outsourcing costs as a result of the start-up of operations in Oklahoma and operating both the Ohio and Oklahoma facilities during the production transition period. In addition, we incurred phase-in costs associated with our new technology initiatives in our precision components segment and an increase in inventory reserves in our performance racing segment. There are inventory related costs related to the restructuring of $0.4 million within cost of sales for the nine months ended September 30, 2005. There are no comparable inventory related restructuring costs in our cost of sales in the first nine months of 2004.

Gross Profit Margin:	Nine months ended September 30, 2005	Nine months ended September 30, 2004	Change
Friction products	23.8%	26.1%	(2.3%)
Precision components	19.3%	21.8%	(2.5%)
Performance racing	23.4%	25.6%	(2.2%)
Consolidated	22.4%	24.6%	(2.2%)

•
Friction Products. Our friction products segment reported gross profit of $31.0 million or 23.8% of its net sales in the first nine months of 2005 compared to $29.2 million or 26.1% of its net sales in the comparable period of 2004. The decrease in this segment’s gross profit margin was primarily the result of direct restructuring costs, operating inefficiencies associated with the transition of operations to our new Oklahoma facility from Ohio, and increased labor and incentive compensation costs during the period. The decrease in the segment’s gross profit was partially offset by sales volume increases during the period and product mix.

•
Precision Components. Gross profit in our precision components segment was $12.2 million or 19.3% of its net sales in the first nine months of 2005 compared to $12.9 million or 21.8% of its net sales in comparable period of 2004. The decrease in this segment's gross profit margin was primarily the result of phase-in costs associated with our new technologies, sales volume declines which occurred in the earlier part of the year at one of our manufacturing facilities, higher raw material and energy costs and production outsourcing costs required as a result of the overall segment’s sales volume increases to meet customer delivery schedules. We continued to support our China precision components facility during the period. The decline in the segment’s gross margin was partially offset by sales volume increases for this segment as a whole and product mix.

•
Performance Racing. Our performance racing segment reported gross profit of $2.9 million or 23.4% of net sales in the first nine months of 2005 compared to $3.0 million or 25.6% of net sales in the comparable period of 2004. The decrease in the gross profit and gross profit percentage during the quarter was primarily the result of cost increases on various driveline components, reserves created to reflect inventory obsoleted due to rule changes in the racing circuits served by this segment, increased employee benefit costs and product mix.

Selling, Technical and Administrative Expenses. ST&A expenses increased $1.3 million, or 4.6%, to $29.6 million in the first nine months of 2005 from $28.3 million in the comparable period of 2004. As a percentage of net sales, ST&A expenses decreased to 14.4% of net sales in the first nine months of 2005 compared to 15.5% of net sales in the comparable period of 2004. The increase in ST&A expenses resulted primarily from increased incentive compensation costs for the nine month period, sales and marketing expenses related to aftermarket product sales programs in our friction products segment, increased research and development costs and to a lesser extent, duplicate administrative costs associated with the move of our friction products facility to Oklahoma and loan forgiveness and the related tax gross-up costs associated with the forgiveness of shareholder loans in both periods. Included in ST&A expenses for the nine months ended September 30, 2005, is $1.1 million of loan forgiveness costs compared to $0.7 million in the comparable period of 2004. We spent $4.8 million on product research and development in the first nine months of 2005 compared to $4.2 million in the comparable period of 2004.

Restructuring Costs. Direct restructuring costs (excluding the $0.4 million recorded in our Costs of sales) for the nine months ended September 30, 2005 were $3.9 million, consisting of severance, planning, recruiting, relocation and other costs associated with our new manufacturing facility in Oklahoma. In the comparable period of 2004, we incurred direct restructuring costs of $0.5 million. The costs reflected in 2004 and 2005 are a part of the same initiative relating to the closure of the Brook Park, Ohio facility and transition to the Tulsa, Oklahoma facility.

Employee Benefit Curtailment. As a result of employment reductions at our Brook Park, Ohio facility as of September 30, 2005, we reduced an actuarially computed liability which provided for medical benefits to individuals who met certain age and service requirements at termination of employment. This action resulted in reported income of $0.4 million for the nine months ended September 30, 2005.

Income from Operations. Income from operations decreased $3.3 million or 20.9% to $12.5 million in the first nine months of 2005 from $15.8 million in the comparable period of 2004. Income from operations as a percentage of net sales decreased to 6.1% in the first nine months of 2005 from 8.6% in the comparable period of 2004. The decrease was primarily the result of direct restructuring costs, operating inefficiencies and duplicate manufacturing costs associated with the transition of operations to our Oklahoma facility from Ohio, increased loan forgiveness costs, increased research and development costs and increased labor and incentive compensation costs partially offset by product mix and $0.4 million of employee benefit curtailment income.

As a result of the items discussed above, income from operations at each of our segments was as follows:

Income from operations by segment:	Nine months ended September 30, 2005	Nine months ended September 30, 2004	$ Change	% Change
	(dollars in millions)
Friction products	$9.5	$12.1	$(2.6)	(21.5%)
Precision components	2.6	2.9	(0.3)	(10.3%)
Performance racing	0.4	0.8	(0.4)	(50.0%)
Consolidated	$12.5	$15.8	$(3.3)	(20.1%)

Included in our income from operations in the first nine months of 2005 was $4.3 million of direct restructuring costs related to the plant relocation ($0.4 million of which was included in our cost of sales), a $1.1 million charge related to forgiveness of shareholder loans outstanding as of March 31, 2005 and other non-cash recurring income of $0.4 million relating to a reversal of a post retirement benefit liability no longer owed by us. In the first nine months of 2004, income from operations included direct restructuring costs of $0.5 million and loan forgiveness costs of $0.7 million. Income from operations before these charges was $17.5 million, or 8.5% of net sales in the first nine months of 2005, an increase of $0.5 million, or $2.9%, from $17.0 million, or 9.3% of net sales in the comparable period of 2004.

	Nine months ended September 30,
	(Loss) income from operations, as reported (GAAP)		Restructuring costs [1]		Other non-recurring [2]		Adjusted income from operations
	2005	2004	2005	2004	2005	2004	2005	2004
	(dollars in millions)
Friction products	$9.5	$12.1	$4.3	$0.5	$0.2		$14.0	$13.0
Precision components	2.6	2.9			0.4		3.0	3.2
Performance racing	0.4	0.8			0.1		0.5	0.8
Total pre-tax	$12.5	$15.8	$4.3	$0.5	$0.7		$17.5	$17.0

Operating margin	6.1%	8.6%					8.5%	9.3%

1.	Restructuring costs in this table for the nine months ended September 30, 2005 include $0.4 million classified in the Company’s Consolidated Statement of Income as Cost of sales items.
2.
Other non-recurring, net includes loan forgiveness costs of $1.1 million for the nine month period ended September 30, 2005 and $0.7 million for the nine month period ended September 30, 2004, net of employee benefit curtailment income of $0.4 million for the nine month period ended September 30, 2005.

The table above discloses Adjusted income from operations, which is considered to be a “non-GAAP financial measure” under the rules and regulations of the SEC. Refer to the section “Non-GAAP Financial Measure” on page 22 of this section of this Form 10-Q for more detailed disclosure.

Interest Expense. Interest expense increased $0.2 million in the first nine months of 2005 to $7.9 million from $7.7 million in the comparable period of 2004. Higher levels of total borrowings during the nine month period ended September 30, 2005 were partially offset by lower borrowing rates during the period. Included as a component of interest expense in our financial statements are the amortization of deferred financing costs. Deferred financing costs included in interest expense in the first nine months of 2005 and 2004 were $0.3 million.

Income Taxes. We recorded a tax provision for our continuing operations of $2.5 million in the first nine months of 2005 compared to $3.2 million in the comparable period of 2004. Our effective income tax rate of 58.1% and 42.7% for the nine month periods ended September 30, 2005 and 2004, respectively, exceed the current federal U.S. statutory rate of 35.0%, primarily as a result of tax rate differences on our expected foreign income compared to our expected consolidated domestic losses and expected individual state tax liabilities. Our worldwide provision for income taxes is based on our estimated annual tax rates for the year applied to all of our sources of income.

Discontinued Operations, net of tax. In the fourth quarter of 2003, we committed to a plan to divest our motor segment operations. In accordance with GAAP, we have accounted for the motor segment in our financial statements on the line item “Discontinued operations, net of tax.” The following is a summary of the results of discontinued operations for the nine months ended September 30, 2005 and 2004.

	Three months ended
	September 30, 2005	September 30, 2004
	(dollars in millions)
Net sales	$6.8	$9.9
Income (loss) from discontinued operations before income taxes	0.2	(0.6)
Income tax provision	0.1	0.2
Income (loss) from discontinued operations, net of tax	$0.1	$(0.4)

Net Income. As a result of the factors noted above, we reported net income of $2.0 million in the first nine months of 2005 compared to $3.9 million in the comparable prior year period, a decrease of $1.9 million, or 48.7%.

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

Selected Measures of Liquidity and Capital Resources from Continuing Operations

	September 30, 2005	December 31, 2004
	(dollars in millions)
Cash and cash equivalents	$6.0	$6.8
Working capital (1)	$54.1	$51.1
Current ratio (2)	2.0 to 1.0	2.0 to 1.0
Debt as a % of capitalization (3)	70.3%	70.2%
Average number of days sales in accounts receivable	56.1 days	60.5 days
Average number of days sales in inventory	78.4 days	78.1 days

(1)	Working capital is defined as current assets minus current liabilities.
(2)	Current ratio is defined as current assets divided by current liabilities.
(3)	Debt is defined as long-term debt, including current portion, and short-term borrowings, less cash. Capitalization is defined as debt plus shareholders’ equity.

As part of our capital management, we review certain working capital measures on a continuing basis. The increase in our net working capital from December 31, 2004 resulted from increased inventory requirements to support our increased sales volumes and the inventory build to support the move to our new facility in Oklahoma. Our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover, respectively. The number of days sales outstanding in accounts receivable was 56 days compared to 61 days at December 31, 2004. The decrease is mainly attributable to a strong focus on accounts receivable collection efforts within our operating segments.

Average inventory turns of 78 days remains flat at September 30, 2005 as compared to September 30, 2004. Our overall inventory levels have increased approximately $4.3 million at September 30, 2005 as compared to December 31, 2004 levels to support our increased sales volumes and the inventory build to support the move to our new facility in Oklahoma; the turnover calculation is flat mainly due to the impact of the higher sales volumes.

Debt

The following table summarizes the components of our debt as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(dollars in millions)
Short-term debt	$1.0	$1.0
Bank facility	2.3	0.2
Senior notes	110.0	110.0
Other	1.5	1.8
Total debt	$114.8	$113.0

Our bank facility, which is available for general corporate purposes, has a maximum commitment of $30.0 million, including a letter of credit sub-facility of up to $5.0 million. The bank facility matures on November 1, 2009, subject to extension at our request on an annual basis thereafter, with the consent of the lender. The interest rates on the bank facility range from 150 to 225 basis points over the London Interbank Offered Rates, or alternatively, 0 basis points over the prime rate, and the commitment fee is 25 basis points on the unused portion of the bank facility. At September 30, 2005, we had $2.3 million outstanding under the bank facility and $2.5 million of letters of credit outstanding under the letter of credit sub-facility. At September 30, 2005, we had $25.2 million available to borrow under the bank facility.

The bank facility is collateralized by a security interest in our cash, accounts receivable, inventory and certain intangible assets. We also pledged the stock of our guarantor subsidiaries and 65% of the stock of certain of our foreign subsidiaries as collateral. The restrictive terms of the bank facility require that we maintain a minimum amount of shareholders’ equity as determined by reference to an adjusted shareholders’ equity at September 30, 2004 plus net income earned by us after such date. The bank facility also requires that we maintain an earnings before interest, taxes, depreciation and amortization to interest expense ratio of at least 1.0 to 1.0, although the lender will test this ratio only if our borrowing availability falls below $10.0 million. This test was not required to be performed as of September 30, 2005 as a result of our excess borrowing availability. Under the bank facility, we may pay cash dividends on our Class A common stock in an amount up to $2.0 million per year under certain circumstances.

Our $110 million aggregate principal amount of 8¾ % senior notes due November 1, 2014 are senior unsecured obligations, rank senior in right of payment to all of our existing and future subordinated debt and rank equally in right of payment with all of our existing and future senior unsecured by all of our existing and future domestic restricted subsidiaries (the Guarantors). The guarantees rank senior in right of payment to all of the existing and future subordinated debt of the Guarantors and equally in right of payment with all existing and future senior debt to the Guarantors, including the bank facility. The senior notes and the guarantees are effectively subordinated to all of our and the Guarantors’ secured debt, including the bank facility, to the extent of the value of the assets securing that debt. The terms of the senior notes permit us to incur additional debt without limitation, provided that we continue to meet a cash flow ratio greater than 2.0 to 1.0 for our most recently ended four quarters. At September 30, 2005, we exceeded the required cash flow ratio test. We may pay cash dividends on our Class A common stock under the terms of the senior notes under certain circumstances.

We have entered into various short-term, variable-rate, debt agreements of up to $4.5 million with local financial institutions at our facilities in Italy and China. Borrowings under these credit facilities totaled $1.0 million as of September 30, 2005.

As of September 30, 2005, we were in compliance with the provisions of all of our debt instruments.

Cash Flow

The following table summarizes the major components of our cash flow:

	September 30, 2005	September 30, 2004
	(dollars in millions)
Cash provided by operating activities	$8.4		$4.5
Cash used in investing activities	$(11.6)		$(12.7)
Cash provided by financing activities	$2.2		$7.8
Effect of exchange rate changes on cash	$(0.4)	$
Cash provided by discontinued operations	$0.6		$1.3
Net (decrease) increase in cash and cash equivalents	$(0.8)		$0.9

Our net cash provided by operating activities was $8.4 million for the nine month period ended September 30, 2005 compared to cash provided by operating activities of $4.5 million for the comparable nine month period of 2004. The increase in cash from operating activities was attributable to less of an increase in accounts receivable at September 30, 2005 as compared to September 30, 2004 and a reduction in net income of approximately $1.9 million for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.

Our net cash used in investing activities was $11.6 million and $12.7 million for the nine month period ended September 30, 2005 and 2004, respectively, primarily for the purchase of property, plant and equipment.

Our net cash provided by financing activities was $2.2 million for the nine month period ended September 30, 2005 due to borrowings under the Company’s revolving credit facility. Net cash provided by financing activities was $7.8 million for the nine month period ended September 30, 2004 as a result of an increase in borrowings during the nine month period ended September 30, 2004 to support our working capital requirements in addition to purchases of property, plant and equipment.

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

Our forward-looking statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward looking statements include, among others, assumptions regarding demand for our products, the expansion of product offerings geographically or through new applications, the timing and cost of planned capital expenditures, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve risks and uncertainties, which could cause actual results that differ materially and adversely from those contained in any forward looking statement. Many of these factors are beyond our ability to control or predict and such incurrence could be material. Such factors include, but are not limited to, the following:

•	higher than anticipated costs related to the relocation of the friction products segment facility;
•	the ability to hire, train and retain qualified people at our new friction product facility;

•	the ability to transfer production to the new facility and commence production at the new facility without causing customer delays or dissatisfaction;

•	the ability to achieve the projected cost savings at the new facility, including whether the cost savings can be achieved in a timely manner;

•	our ability to meet the terms of our bank facility and the senior notes, each of which contain a number of significant financial covenants and other restrictions;

•	limitations that may confine our growth as a result of restrictions imposed by the financial covenants;

•	our vulnerability to adverse general economic and industry conditions and competition;

•	the impact on our gross profit margins as a result of changes in our product mix;

•	the effect of any interruption in our supply of raw materials (including steel, copper and oil) or a substantial increase in the price of any of these raw materials;

•	our ability to effectively utilize all of our manufacturing capacity as the industrial and commercial end-markets we serve continue to improve;

•	whether or not the remaining portion of our motor segment can be sold and if sold whether the sale can take place at the price projected by us;

•	our ability to generate profits at our precision components facility in China;

•	the effect of the transfer of manufacturing to China and other lower wage locations by other manufacturers who compete with us;

•	the effect of competition by manufacturers using new or different technologies;

•	the effect of domestic earnings or losses compared to foreign earnings or losses on our overall effective tax rate and our ability to use our NOL and AMT carryforwards in future periods;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. In seeking to minimize the risks and costs associated with market risk, we manage our exposures to interest rates and foreign currency exchange rates through our regular operating and financial activities and through foreign currency hedge contracts. We had no foreign currency hedge contracts outstanding as of September 30, 2005. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. At September 30, 2005, approximately 2.9%, or $3.3 million, of our total debt bears interest at a variable rate. Our primary interest rate risk exposure results from floating rate debt. If interest rates were to increase 100 basis points (1%) from September 30, 2005 rates, and assuming no changes in debt from September 30, 2005 levels, our additional annual interest expense would be less than $0.1 million.

Foreign Currency Exchange Risk. The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. We have operations outside the United States with foreign currency denominated assets and liabilities, primarily denominated in Euros, Canadian dollars, and Chinese renminbi. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. We do not expect that our unhedged foreign currency balance sheet exposure as of September 30, 2005 will result in a significant impact on our earnings or cash flows. We also monitor exposure to transactions denominated in currencies other than the functional currency of each country in which Hawk operates, and periodically enter into forward contracts to mitigate that exposure. As of September 30, 2005, we have no derivative instruments outstanding.

Inflation Risk. We manage our inflation risks by ongoing review of product selling prices and production costs. In spite of the recent surcharges and price increases on a number of our raw materials, we do not believe that inflation risks are material to our business, its consolidated financial position, results of operations, or cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As of September 30, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Vice President - Finance. Based on this evaluation, the Chief Executive Officer, Chief Financial Officer and Vice President - Finance concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Hawk, including our consolidated subsidiaries, required to be included in reports we file with or submit to the SEC under the Securities Exchange Act of 1934. We continue to evaluate the need for improvements in our disclosure controls and procedures, including further formalizing our processes, procedures and policies.

Changes in Internal Control. There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that are judged to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

Hawk and Norman C. Harbert entered into a Senior Advisor Agreement on November 9, 2005 whereby Mr. Harbert is employed by Hawk as a senior advisor. The Senior Advisor Agreement is effective as of June 1, 2005. In connection with the Senior Advisor Agreement, on November 9, 2005, Hawk and Mr. Harbert terminated, effective as of June 1, 2005, each of the Amended and Restated Employment Agreement, dated December 31, 2001, and amended on December 31, 2003, and the Consulting Agreement dated December 31, 2001 (collectively, the “Prior Agreements”). The terms of Mr. Harbert’s compensation and benefits under the Senior Advisor Agreement are consistent with the Prior Agreements. The Senior Advisor Agreement further provides that Mr. Harbert will retain the office he currently holds as Chairman Emeritus of the Board and Founder, and will be employed by Hawk as a senior advisor through June 30, 2012. Mr. Harbert’s duties and responsibilities pursuant to the Senior Advisor Agreement include such duties and responsibilities as are customarily assigned to a person in his position. In addition, Mr. Harbert will continue to chair Hawk’s annual meeting of shareholders.

Also in connection with Mr. Harbert’s employment by Hawk as a senior advisor, Hawk and Mr. Harbert entered into the First Amendment to Restated Wage Continuation Agreement on November 9, 2005, effective as of June 1, 2005. This amendment and the Senior Advisor Agreement provide that, if Mr. Harbert dies while in active employ of Hawk under the Senior Advisor Agreement, his spouse will receive payments in accordance with the First Amendment to the Restated Wage Continuation Agreement.

The descriptions of the Senior Advisor Agreement and First Amendment to Restated Wage Continuation Agreement set forth above are qualified in their entirety by reference to said agreements, copies of which are attached hereto as Exhibits 10.1 and 10.2, respectively, and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibits:

10.1* Senior Advisor Agreement, dated as of November 9, 2005, between Hawk Corporation and Norman C. Harbert

10.2* First Amendment to Restated Wage Continuation Agreement, dated as of November 9, 2005, between Hawk Corporation and Norman C. Harbert

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

Date: November 14, 2005 HAWK CORPORATION

By: /s/ Ronald E. Weinberg
Ronald E. Weinberg
Chairman of the Board, CEO and President

By: /s/ Joseph J. Levanduski
Joseph J. Levanduski
Chief Financial Officer