Form 10-K
period 2005-12-31
HAWK CORP
filed 2006-03-29
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2005
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Act: Shell Company YES ☐ NO ☑

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2005 was $70,222,862 (based on the closing price as quoted on the American Stock Exchange on that date).

As of March 23, 2006, the Registrant had 8,989,427 shares of Class A Common Stock, net of treasury shares, and 0 shares of Class B non-voting Common Stock outstanding. As of that date, non-affiliates held 6,130,008 shares of Class A Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2006 Proxy Statement of Hawk Corporation are incorporated by reference into Part III of this Form 10-K.
As used in this Form 10-K, the terms “Company,” “Hawk,” “Registrant,” “we,” “us” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2005.

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

Today, we benefit from a deep and diversified customer base, with approximately 2,500 total customers, none of which accounted for more than 10.3% of our net sales for the year ended December 31, 2005. We are a preferred supplier to many of the world’s largest and most well-known brand name original equipment manufacturers, including Caterpillar, Aircraft Braking Systems, Goodrich, Eaton, Deere, CNH, Hydro-Gear, Sauer-Danfoss, Parker Hannifin, Electrolux and Haldex. We believe that more than 80% of our net sales are from products for which we are the sole source provider for the specific customer application. We offer our customers full service capabilities, from design through production, and work closely with original equipment manufacturers to improve performance and develop product innovations to generate increased sales. We also benefit from a diversified product list, with over 5,000 total products, none of which accounted for more than 5% of our net sales in 2005. We do not target the cyclical consumer automotive sector. Consequently, less than 9% of our net sales in any of the last five years were to the consumer automotive market, and this percentage declined to approximately 5% of our net sales for the year ended December 31, 2005. For the year ended December 31, 2005, we generated record net sales of $265.4 million and income from operations of $9.3 million, representing an operating margin of 3.5%. We define operating margin as our income from operations as a percentage of our net sales. Our margins in 2005 were negatively impacted by costs related to a move of a friction products manufacturing facility from Ohio to Oklahoma.

Through our subsidiaries, we operate in three reportable segments: friction products, precision components and performance racing.

2005 Sales by Segment
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

•	the largest supplier of friction materials for the growing general aviation market, including numerous new and existing series of Gulfstream, Cessna, Lear and Beech aircraft, and
•	a leading domestic supplier of friction products into performance and specialty markets such as motorcycles, race cars, performance automobiles, military Hummers, ATV’s and snowmobiles.
For the years ended December 31, 2005 and 2004, our friction products segment generated net sales of $167.0 million and $148.3 million, representing 62.9% and 61.5% of our total net sales, respectively and reported income from operations of $5.7 million and $13.1 million, representing 61.3% and 75.7%, of our total income from operations, respectively. The foreign operations of our friction products segment represented 32.9% of total friction segment net sales in 2005 compared to 32.5% in 2004.

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
For the years ended December 31, 2005 and 2004, our precision components segment generated net sales of $83.6 million and $78.6 million, representing 31.5% and 32.6% of our total net sales, respectively and reported income from operations of $4.1 million and $3.5 million, representing 44.1% of our total income from operations in 2005 and 20.2% of our total income from operations in 2004.

• Performance Racing

We engineer, manufacture and market premium branded clutch, transmissions and driveline systems for the performance racing market. Through this segment, we supply parts for the National Association for Stock Car Auto Racing (NASCAR), the American LeMans Series (ALMS) and by weekend enthusiasts in the Sports Car Club of America (SCCA) racing clubs, as well as for other road racing and competition cars. For the years ended December 31, 2005 and 2004, our performance racing segment generated net sales of $14.8 million and $14.3 million, representing 5.6% and 5.9% of our total net sales, respectively and reported a loss from operations of $0.5 million and income from operations of $0.7 million, representing (5.4%) and 4.1% of our total (loss) income from operations, respectively.

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

In the fourth quarter of 2004, we sold certain fixed assets of our Alton, Illinois facility, which had been previously adjusted to their fair market value as of December 31, 2003. In addition, we sold the land and building of this facility, and recognized a $0.3 million ($0.2 million, net of tax) fair market value adjustment (loss) in the results of discontinued operations.

In addition, we continue to actively negotiate the sale of the Monterrey, Mexico facility and anticipate selling the remaining portion of the business during the first half of 2006.

We restated our results of operations to reclassify the net earnings, assets, and liabilities of the motor segment as discontinued operations for all periods presented in this report. Corporate expenses previously allocated to this segment have been reallocated to the remaining continuing operations, resulting in a restatement of operating profit by segment (see “Note 3 - Discontinued Operations” to the accompanying Consolidated Financial Statements of this Form 10-K).

Operating results from discontinued operations are summarized as follows:

	2005	2004	2003
	(dollars in millions)
Net sales	$8.9	$13.0	$14.5
Income (loss) from operations, net of tax	$0.0	$(0.3)	$(5.0)

Business Strategy

Our business strategy builds on our corporate strengths and includes the following principal elements:

•
Continued Product Innovation. We believe that we are an industry leader in the development of systems, processes and technologies that enable the manufacturing of friction products with numerous performance advantages, such as greater wear resistance, increased stopping power, lower noise and smoother engagement. We are committed to maintaining our technological advantages. As a result, we are focusing our research and development efforts on improving our existing products and developing materials and technologies for new applications for our existing end markets. For example, in our precision components segment, we have embarked on a strategic initiative by investing in advanced equipment that enables us to manufacture parts in higher densities and more complex shapes than our competitors. Across all of our business segments, we seek new product developments and production techniques that will enable us to develop new applications for our existing end markets. For the year ended December 31, 2005, we spent $6.5 million, or 2.5% of our net sales, on research and development which represents a 16.1% increase from 2004.

•
Focus on High-Margin, Specialty Applications. We focus on markets that require sophisticated engineering and production techniques and in which we have achieved a significant market share. We seek to compete in markets requiring a high level of engineering expertise and technical capability, rather than in markets in which the primary competitive factor is product pricing. We believe margins for our products in these markets are higher than in other manufacturing markets that use standardized products and that this strategy will continue to provide market stability going forward. Our gross margins were 19.7% for the year ended December 31, 2005 and 23.4% for the year ended December 31, 2004. Our margins in 2005 were negatively impacted by costs related to the relocation of one of our friction products manufacturing facilities from Ohio to Oklahoma and production inefficiencies associated with the start-up of operations in Oklahoma.

Capitalize on Aftermarket Opportunities. We estimate that aftermarket sales of friction products have comprised approximately 40% of friction product sales in recent years. Our aftermarket sales enable us to reduce our exposure to adverse economic cycles. Sales of our friction products can offer decades of continued sales for products such as aircraft brakes, heavy duty trucks and construction equipment. We have expanded our friction products segment aftermarket sales force to focus on increasing direct aftermarket sales to fleets and retail customers. For the year ended December 31, 2005 our direct aftermarket sales were $27.1 million, or 16.2% of our friction products sales, an increase of 5.7% from 2004.

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

•
Globalization. We have manufacturing facilities in Italy, Canada and China and a sales office in Argentina. Through our friction products segment’s worldwide distribution network, we continue to selectively expand our international operations in established markets throughout Europe, Asia, North America, South America and Australia. In 2003, we constructed our second facility in China giving us the ability to manufacture powder metal components in addition to the friction products we were already manufacturing in China. We experienced our first sales from this facility at the end of 2003, and achieved rapid sales growth at this facility in 2005, which we expect to continue into the future, as many of our existing customers are looking to us to provide a high quality source of products for their facilities located in Asia. We also market to domestic Asian customers from our facilities in China. Our international net sales represented $55.9 million, or 21.1%, of our consolidated net sales for the year ended December 31, 2005, and $48.4 million, or 20.1%, of our consolidated net sales in 2004.

Our principal offices are located at 200 Public Square, Suite 1500, Cleveland, Ohio 44114-2301 and we can be reached by telephone at (216) 861-3553. Our web site address is: www.hawkcorp.com

Our Principal Markets and Products

We focus on supplying the off-highway, on-highway, industrial, agricultural, aerospace, and performance racing markets with components that require sophisticated engineering and production techniques for applications where we have achieved a significant market share. We have diversified our end markets through acquisitions and product line expansions. We believe that diversification has reduced our economic exposure to the cyclical effects of any particular industry. For the year ended December 31, 2005, our sales by principal markets were:

2005 Sales by Principal Markets

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

Construction/Mining/Agriculture/Trucks/Performance and Specialty. We supply a variety of friction products for use in brakes, clutches and transmissions on construction, mining and agriculture equipment, trucks and specialty vehicles. These components are designed to precise friction characteristics and mechanical tolerances permitting brakes to stop or slow a moving vehicle and the clutch or transmission systems to engage or disengage. We believe we are a leading supplier to original equipment manufacturers and to the aftermarket. We also believe that our trademarks, including Velvetouch®, Fibertuff® and Hawk Performance®, are well known to the direct aftermarket for these components. The use of our friction products in conjunction with a new or existing brake, clutch or transmission system provides us with the opportunity to supply the aftermarket with the friction product for the life of the system.

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

•
Performance and Specialty Friction. We supply friction products for use in specialty applications, such as brake pads for Harley-Davidson motorcycles, Bombardier, Polaris and Arctic Cat snowmobiles, race cars and performance automotive vehicles and the military version of the Hummer. We believe that these markets are experiencing significant growth, and that we have increased our market share with our combination of superior quality and product performance. Our replacement components are sold through original equipment manufacturers, directly to aftermarket distributors and through relationships with national automotive retailers such as Pep Boys.

Aerospace. We believe we are a leading independent supplier of friction products to the manufacturers of aircraft braking systems for the Boeing 727, 737 and 757, the DC-9, DC-10, MD-80 and Bombardier’s Canadair regional jet series used by commuter airlines. We believe we are also the largest supplier of metallic friction products to the general aviation (non-commercial airline, non-military) market, supplying friction materials for aircraft such as Cessna, Lear, Gulfstream and Beechcraft.

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

Precision Components

Our precision components segment is a leading supplier of powder metal components consisting primarily of pump, motor and transmission elements, gears, pistons and other component parts for applications ranging from lawn and garden tractors to industrial equipment. The Metal Powder Industries Federation, an industry trade group, estimates that the powder metal market size for automotive and non-automotive applications in North America was over $5 billion in 2005.

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

Our Business Segments

The following table set forth comparative operating results and total assets by each of our operating segments:
	Year ended December 31
	2005		2004		2003
	(dollars in millions)
Net sales to external customers:
Friction products	$167.0	62.9%	$148.3	61.5%	$121.6	60.0%
Precision components (1)	83.6	31.5%	78.6	32.6%	68.1	33.6%
Performance racing	14.8	5.6%	14.3	5.9%	12.9	6.4%
Consolidated	$265.4	100.0%	$241.2	100.0%	$202.6	100.0%

Gross profit:
Friction products	$33.6	64.1%	$36.5	64.6%	$29.5	62.2%
Precision components (1)	15.8	30.2%	16.6	29.4%	14.5	30.6%
Performance racing	3.0	5.7%	3.4	6.0%	3.4	7.2%
Consolidated	$52.4	100.0%	$56.5	100.0%	$47.4	100.0%

Income (loss) from operations
Friction products	$5.7	61.3%	$13.1	75.7%	$8.3	76.1%
Precision components (1)	4.1	44.1%	3.5	20.2%	2.2	20.2%
Performance racing	(0.5)	(5.4)%	0.7	4.1%	0.4	3.7%
Consolidated	$9.3	100.0%	$17.3	100.0%	$10.9	100.0%

Adjusted income (loss) from operations (2)
Friction products	$11.3	73.4%	$14.6	76.4%	$10.2	79.7%
Precision components	4.5	29.2%	3.8	19.9%	2.2	17.2%
Performance racing	(0.4)	(2.6)%	0.7	3.7%	0.4	3.1%
Consolidated	$15.4	100.0%	$19.1	100.0%	$12.8	100.0%

	December 31
	2005	2004
Total assets:
Friction products	$121,128	$114,608
Precision components	89,210	85,545
Performance racing	12,257	12,365
Continuing operations	222,595	212,518
Discontinued operations	3,633	4,499
Consolidated	$226,228	$217,017
____________
(1)
A line of business formerly associated with our motor segment, which was discontinued as of December 31, 2003, was retained by us and production was transferred to a facility within our precision components segment effective July 1, 2004. Net sales from this line of business were $0.8 million through the date of transfer effective July 1, 2004 and $1.2 million for the year ended December 31, 2003.

(2)	See the disclosure set forth in the following section captioned “Hawk’s Use of Non-GAAP Financial Measures” for further explanation.

Hawk’s Use of Non-GAAP Financial Measures

In our discussion and analysis of our financial condition and results of operations, we may refer to financial measures which are considered to be “non-GAAP financial measures” under the rules and regulations of the Securities and Exchange Commission. The non-GAAP financial measure used by us is “Adjusted income from operations”. This measure is reconciled to the most comparable GAAP financial measure in the tables presented in this Form 10-K.

The “Adjusted income from operations” non-GAAP financial measure is defined by us as “Income from operations” as presented in our Consolidated Statement of Income plus restructuring and loan forgiveness costs less employee benefit curtailment income. We use this measure to more accurately gauge the ongoing day to day operating activities of our business. As a result of our decision to relocate one of our friction products manufacturing facilities to Oklahoma from Ohio, we have incurred significant non-recurring costs related to this one-time event that has impacted the financial results for 2005 and 2004. Additionally, in conjunction with the closure of our Ohio facility, for the period ended December 31, 2005, we reported employee benefit curtailment income due to the termination of employees upon the closure of the facility. This non-recurring income resulted from the reduction of a liability computed by our actuary to reflect the portion of benefits based on age and years of service requirements that are no longer owed by us at the date of termination. The loan forgiveness expense resulted from a one-time, non-recurring action taken by our compensation committee on January 30, 2004 approving the forgiveness of the shareholder notes of two of our senior executive officers. The action required the full forgiveness of the shareholder notes by July 1, 2005 if specific operating targets were met. Based on our performance, a portion of the shareholder notes was forgiven as of March 31, 2004 and the remainder in March 2005.

We have presented this non-GAAP financial measure because we believe that meaningful analysis of our financial performance is enhanced by an understanding of isolated factors underlying that performance. By excluding our non-recurring restructuring and other costs, we believe that this non-GAAP financial measure allows our investors to more easily compare the Company’s financial performance period to period. In addition, our chief operating decision makers use this measure in monitoring and evaluating both our overall performance and the ongoing performance of each of our business segments. This non-GAAP financial measure should not be considered an alternative to measures required by GAAP.

Reconciliation of Income from operations to Adjusted income from operations determined in accordance with GAAP:

	Year ended December 31
	2005	2004	2003
Income from operations - Friction products:	$5.7	$13.1	$8.3
Restructuring costs	5.5	1.1
Employee benefit curtailment (income) expense	(0.4)		1.9
Loan forgiveness costs	0.5	0.4
Adjusted income from operations - Friction products	$11.3	$14.6	$10.2

Income from operations - Precision components:	$4.1	$3.5	$2.2
Loan forgiveness costs	0.4	0.3
Adjusted income from operations - Precision components	$4.5	$3.8	$2.2

(Loss) income from operations - Performance racing:	$(0.5)	$0.7	$0.4
Loan forgiveness costs	0.1
Adjusted (loss) income from operations - Performance racing	$(0.4)	$0.7	$0.4

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

Since 2001, we utilize Six Sigma and lean manufacturing initiatives focused on creating a culture of continuous improvement. These tools are data-driven programs of continuous improvement designed to eliminate waste, reduce process variations, improve productivity, and eliminate costs throughout the organization.

Our Global Operations

We operate friction manufacturing facilities in Orzinuovi, Italy; Ontario, Canada; and Suzhou, China. We also operate a powder metal manufacturing facility in Suzhou, China. Our international operations are subject to the usual risks of operating in foreign jurisdictions. Risks inherent in international operations include the following:

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
Net sales from our international facilities represented $55.9 million, or 21.1% of our consolidated net sales in 2005 compared to $48.4 million or 20.1% of our consolidated net sales in 2004.

For information regarding our net sales, income from operations, net income, and total assets by geographic area see “Note 14 - Business Segments” and the accompanied Consolidated Financial Statements of this Form 10-K.

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

Our expenditures for product research and development and engineering were $6.5 million, or 2.5% of net sales for the year ended December 31, 2005 compared with $5.6 million in 2004, an increase of 16.1%.

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

We sell our friction products and powder metal components to a diversified group of original equipment manufacturers, second tier component suppliers, retailers and distributors in a wide variety of markets. In addition, through our performance racing segment we sell transmissions, clutches and other driveline components directly to some of the most recognizable race teams in NASCAR as well as to distributors serving other race enthusiasts. Our top five customers represented 29.0% of our consolidated net sales in 2005, and 28.5% of our consolidated net sales in 2004. No one customer exceeded 10.3% of our consolidated net sales in 2005 or 2004.

How We Market and Sell Our Products

We market our products globally through product managers and direct sales professionals, who operate primarily from our facilities in the United States, Italy, China and Canada, a sales office in Argentina. Our product managers and sales force work directly with our engineers who provide the technical expertise necessary for the development and design of new products and for the improvement of the performance of existing products. Our friction products are sold both directly to original equipment manufacturers and to the aftermarket through our original equipment customers and a network of distributors and representatives throughout the world. We also sell our precision components to original equipment manufacturers through independent sales representatives. Sales to customers in our performance racing segment are sold directly to race teams and distributors throughout the world.

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

Government Regulation of Our Businesses

Our sales to manufacturers of aircraft braking systems represented 10.2% of our consolidated net sales in 2005 and 10.0% of our consolidated net sales in 2004. Each aircraft braking system, including the friction products supplied by us, must meet stringent Federal Aviation Administration criteria and testing requirements. We have been able to meet these requirements in the past and we continuously review Federal Aviation Administration compliance procedures to help ensure our continued and future compliance.

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

Personnel

At December 31, 2005, we had approximately 1,400 domestic employees and 400 international employees at our continuing operations. Approximately 30 employees at our Akron, Ohio facility are covered under a collective bargaining agreement with the United Automobile Workers expiring in July 2006; and approximately 200 employees at our Orzinuovi, Italy facility are represented by a national mechanics union agreement that expires in June 2007. The Italian employees are also covered by a local union agreement that expires in June 2007. We have experienced no material work stoppages and believe we have good relations with our employees and their unions.

ITEM 1A.  RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

Statements that are not historical facts, including statements about our confidence in our prospects and strategies and our expectations about growth of existing markets and our ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. In addition to statements which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," "optimistic," "will" and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as guarantees of performance. Although we believe that our plans, objectives, intentions and expenditures reflected in our forward-looking statements are reasonable, we can give no assurance that our plans objectives, intentions and expenditures will be achieved. Our forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements. These risks and other factors include those listed under Item 1A "Risk Factors" and elsewhere in this report.

        When considering these risk factors, you should keep in mind the cautionary statements elsewhere in this report and the documents incorporated by reference. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements or risk factor after the date of this report as a result of new information, future events or developments, except as required by the federal securities laws.

We continue to experience manufacturing inefficiencies at our Oklahoma friction products facility

     We have relocated one of our friction products manufacturing facilities from Brook Park, Ohio to a new facility in Tulsa, Oklahoma. We began production in the new facility at the beginning of 2005. Our Brook Park facility ceased operations at the end of the third quarter of 2005.

     In connection with the relocation, we incurred costs at levels higher than we originally anticipated, and we continue to incur additional costs. Expenses related to the relocation and employee severance costs associated with the closure of our Brook Park, facility were $5.5 million in 2005 (of which $0.5 million was included in Cost of sales). We incurred significant additional expenses as of result of manufacturing inefficiencies related to the move of that facility to Oklahoma. We expect to incur additional expenses during the first half of 2006, as we continue to experience manufacturing inefficiencies at the Oklahoma facility.

     Future success at the Oklahoma facility depends on our ability to:

•	hire, train and retain a qualified workforce,
•	manufacture friction products without causing customer delays or dissatisfaction, and
•	achieve the projected cost savings including whether the cost savings can be achieved in a timely fashion.
     Failure to successfully complete the transition of our business to the new facility may have a material adverse effect on our financial condition, results of operations and prospects.

     Expenses related to the relocation and employee severance costs associated with closure of our Brook Park, Ohio facility were $5.5 million ($0.5 million included in Cost of sales) in 2005. We incurred significant additional expenses as of result of manufacturing inefficiencies related to the move of the facility to Oklahoma. We expect to incur additional expenses during the first half of 2006 as we continue to experience manufacturing inefficiencies at the Oklahoma facility.

We have incurred losses in the past and may incur losses in future years.

For the year ended December 31, 2005, we reported a net loss of $1.3 million compared to net income of $1.1 million for the year ended December 31, 2004 and a net loss of $5.4 million for the year ended December 31, 2003. Of the 2005 net loss, $5.5 million ($0.5 million in Cost of sales) resulted from a pre-tax charge related to the relocation of our friction products facility from Brook Park, Ohio to Tulsa, Oklahoma.

If we incur additional losses in the future or do not increase net income, then our growth potential and our ability to execute our business strategy may be constrained. In addition, our ability to service our debt, may be harmed because we may not generate sufficient cash flow from operations to pay principal or interest when due.

We may be unable to generate sufficient taxable income from future operations to fully utilize our significant tax net operating loss carryforwards or maintain our deferred tax assets.

We have a recent history of unprofitable operations primarily due to domestic operating losses. These losses have generated significant federal tax net operating losses, or NOLs. We had available at December 31, 2005, total NOL carryforwards for federal tax purposes of approximately $27.5 million that will begin to expire in the year 2023. Further, even though we expect to be profitable and generate taxable income in 2006 and beyond, we may not be able to sustain the necessary levels of taxable income to fully utilize our significant NOL carryforwards prior to expiration. There is considerable management judgment necessary to determine future taxable income, and accordingly, actual results could vary significantly from such estimates. Accordingly, the recorded amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of our tax planning strategy or our future taxable income are reduced. If actual results differ from our plans or we do not achieve profitability, we may be required to incur a valuation allowance on our tax assets by taking a charge to our tax provision in our Statement of Operations. Accordingly, our inability to generate domestic pre-tax profit may require us to record a tax valuation allowance in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109). If this occurs, our results of operations, financial condition and cash flows could be materially and adversely affected.

Our China precision component facility and metal injection molding operation have yet to achieve profitability.

     Our precision components operation in China commenced operations in 2003, and we began our metal injection molding operation, which is also a part of our precision component segment, in 2000. We expect that our precision components operations in China and our metal injection molding operation will have operating losses in 2006. We cannot be certain when, or if, either of these operations will be profitable.

Our precision components segment may be adversely affected by low-cost production in China.

     Our precision components segment is able to produce powder metal components at a lower cost per unit than products manufactured with forging, casting or stamping technologies due to the reduction in secondary machining, lower material costs and the virtual elimination of raw material waste. However, we may not be able to successfully compete with components manufactured in China at a lower cost using these traditional manufacturing technologies.

Our net income may be impacted by the sale of our motor segment.

     We anticipate selling the balance of our motor segment as an ongoing business during the first half of 2006 and are accounting for the results of the motor segment as a discontinued operation in our financial statements. We cannot be certain that we will be successful in divesting the motor segment, or if divested, that the terms of the transaction will be satisfactory to us. There may be additional charges required to reflect actual results of a sale.

Work stoppages by union employees may negatively impact our business.

     As of December 31, 2005, 12.4% of our employees were represented by unions. If it is necessary to negotiate new agreements or extensions with the unions, we cannot be certain that we will be able to do so on favorable terms or without experiencing work stoppages. Any work stoppage may have a material adverse effect on our financial condition, results of operations and prospects.

Our gross margins are subject to fluctuation because of product mix.

     Certain of our friction products have lower gross margins than our other friction products, and in general, our precision component products have lower gross margins than our friction products. For the year ended December 31, 2005, our friction products segment gross profit was 20.2% of net sales compared to our precision components segment gross profit margin of 18.9% of net sales. Our consolidated gross margin was 19.7% for the year ended 2005 compared to 23.4% for the year ended 2004. Our margins in 2005 were negatively impacted by costs related to a move of a friction products manufacturing facility from Ohio to Oklahoma. We cannot guarantee that, in the future, our product mix will continue to be made up of higher gross margin product sales.

We operate in a highly competitive industry, which may prevent us from growing and may decrease our business.

We operate in an industry that is highly competitive and fragmented. There are many small manufacturers in our industry and only a few generate annual sales in excess of $50.0 million. Our larger competitors have greater financial resources to devote to manufacturing, promotion and sales, which could adversely affect our customer relationships or product mix.

     We compete for new business primarily when our existing customers develop new applications or redesign existing applications, which may involve lengthy periods of development and testing. For example, developing new aircraft braking systems typically begins two to five years before full-scale production. Although we have successfully obtained this business from our customers in the past, we may be unable to obtain this business in the future, which could adversely affect our financial condition, results of operations and prospects. Our success will depend on our ability to continue to meet our customers’ changing specifications with respect to reliability and timeliness of delivery, technical expertise, product design capability, manufacturing expertise, operational flexibility, customer service and overall management.

     Some of our competitors use different technologies, such as carbon composite friction material for aircraft braking system components. We also compete with manufacturers using more traditional forging, casting and stamping technology. Our competitors’ use of different technology may adversely affect our ability to compete and negatively impact our financial condition, results of operations and prospects.

Our debt could adversely affect our financial condition and prevent us from fulfilling our obligations.

    As of December 31, 2005, we had $110.5 million of net debt outstanding compared to $106.2 million as of December 31, 2004.

     Our high level of debt could have important consequences, including the following:

•	it may make it difficult for us to satisfy our obligations under our debt and contractual and commercial commitments,
•	we must use a substantial portion of our cash flow from operations to pay interest on our debt, which reduces funds available to us for other purposes,
•	all of the debt outstanding under our Bank Facility is secured by certain of our assets,
•	our Bank Facility has a variable rate of interest, which exposes us to the risk of increased interest rates,
•	our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be limited,
•	our high level of debt could limit our flexibility in reacting to changes in the industry and make us more vulnerable to adverse changes in our business or economic conditions in general,
•	our high level of debt could place us at a competitive disadvantage to those of our competitors who operate on a less leveraged basis, and

•	our high level of debt could place us at a competitive disadvantage to those of our competitors who operate on a less leveraged basis, and
•	if we fail to comply with the covenants in the instruments governing our other debt, such failure could have material adverse effect on our business and our ability to repay our debt.
     Our ability to make payments on our debt obligations will depend on our future operating performance and our ability to refinance our debt, which could be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond our control.

We may require significant ongoing and recurring additional capital expenditures and investment in research and development, manufacturing and other areas to remain competitive.

We cannot assure you that we will be able to achieve the technological advances or introduce new products that may be necessary to remain competitive within our business. In addition, we cannot assure you that any technology development by us can be adequately protected such that we can maintain a sustainable competitive advantage.

Our goodwill may be subject to asset impairment charges.

In 2002 we adopted SFAS No. 142 Goodwill and Other Intangible Assets (SFAS 142), and in the year of adoption recognized impairment of a portion of our goodwill. We test the remaining goodwill reported in our precision components and performance racing segments annually, and have determined that no further impairment has occurred. In assessing the recoverability of our goodwill, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future discounted cash flows are highly subjective judgments based on our experience and knowledge of operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation, and competitive trends. We cannot assure you that future goodwill impairment will not occur or that if such impairment occurs that it will not adversely affect our financial position and results of operations.

We are subject to governmental regulations that may affect our ability to implement our business objectives.

     Our net sales to manufacturers of aircraft braking systems represented 10.2% of our consolidated net sales for the year ended December 31, 2005. Every aircraft braking system, including those containing components supplied by us, must satisfy Federal Aviation Administration criteria and testing requirements. If we fail to meet these requirements or any new or changed requirements, then our results of operations may be adversely affected or we may not be able to meet our business objectives. There can be no assurance that Federal Aviation Administration review of an aircraft braking system containing components supplied by us will result in a favorable determination or that we or our customers will continue to meet Federal Aviation Administration criteria and testing requirements, which are subject to change in the discretion of the Federal Aviation Administration.

Environmental and health and safety liabilities and requirements could require us to incur material costs.

     We are subject to various U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing:

•	discharges of pollutants into the air and water,
•	the management and disposal of hazardous substances, and
•	the cleanup of contaminated properties.
     The nature of our operations exposes us to the risk of liabilities or claims with respect to environmental matters, including on-site and off-site disposal matters. Future events could require us to make additional expenditures to modify or curtail our operations, install pollution control equipment or investigate and cleanup contaminated sites, such as:

•	the discovery of new information concerning past releases of hazardous substances,

•	the discovery or occurrence of compliance problems relating to our operations, and
•	changes in existing environmental laws or their interpretation.

     We are also subject to the federal Occupational Safety and Health Act and similar foreign and state laws. The nature of our operations, the extensive uses of our existing and former facilities, and the operations of prior owners and operators expose us to the risk of liabilities or claims concerning environmental and health and safety laws and regulations.

We are dependent upon the availability of raw materials, and we may not be able to receive favorable prices for, or continued supplies of, raw materials, which may affect our ability to obtain enough supplies to conduct our business.

We require substantial amounts of raw materials, including copper and iron powders, steel and custom-fabricated cellulose sheet and substantially all of the raw materials we require are purchased from third party suppliers and are generally in adequate supply. However, the availability and costs of raw materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers and changes in exchange rates and worldwide price and demand levels. We are not currently party to any long-term supply agreements. Our inability to obtain adequate supplies of raw materials for our products at favorable prices could have a material adverse effect on our business, financial condition or results or operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. Recently, we have experienced an increase in the costs of our copper and iron powders and steel. Although we may determine that it is necessary to pass on the raw material price increases to our customers, in certain circumstances, it may not be possible or practicable for us to pass on these increases. If we are not able to reduce or eliminate the effect of these cost increases through lowering other costs of production or successfully implementing price increases to our customers, such raw material cost increases could have a negative effect on our financial results.

We are subject to risks associated with international operations.

     We conduct business outside the United States which subjects us to the risks inherent in international operations. Risks inherent in international operations include the following:

•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including exchange controls,
•
fluctuations in exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products is made in local currency,

•	unexpected adverse changes in foreign laws or regulatory requirements may occur,
•	compliance with a variety of foreign laws and regulations may be difficult, and
•	overlap of different tax laws may subject us to additional taxes.
     Our international net sales represented $55.0 million, or 27.2% of our consolidated net sales, for the year ended December 31, 2005.

We depend on our key personnel.

     Our performance depends on our ability to retain and motivate officers and key employees. The loss of any of our executive officers or other key employees could materially and adversely affect our financial condition, results of operations and prospects. Hawk has an employment agreement with Ronald E. Weinberg, its Chairman of the Board, Chief Executive Officer and President, and maintains a “key person” life insurance policy on the life of Mr. Weinberg in the face amount of $1.0 million.

     Our future success also depends on identifying, attracting, hiring, training, retaining and motivating other highly skilled technical, managerial and marketing personnel. Competition for these employees is intense, and we may be unable to successfully attract, integrate or retain sufficiently qualified personnel.

Our existing preferred shareholders have the ability to exert voting control with respect to the election of directors.

      Ronald E. Weinberg, Chairman of the Board, Chief Executive Officer and President, Norman C. Harbert, Chairman Emeritus and Founder, and Byron S. Krantz, Secretary and Director, beneficially own 45%, 45% and 10%, respectively, of the outstanding shares of our Series D preferred stock as well as 14%, 13% and 3%, respectively, of our Class A common stock. The holders of our Series D preferred stock are entitled to elect a majority of the members of our board of directors. Accordingly, if any two of these shareholders vote their shares of Series D preferred stock in the same manner, they will have sufficient voting power (without the consent of our holders of Class A common stock) to elect a majority of the board of directors and to thereby control and direct the policies of the board of directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Hawk’s world headquarters is located in Cleveland, Ohio. We maintain manufacturing, research and development, sourcing, sales and administrative facilities at 17 locations in 5 countries. We are a lessee under operating leases for some of our properties. Hawk’s principal research and development facility is located in Solon, Ohio. In addition, research and development is also performed in a number of the operating divisions’ facilities. We believe that substantially all of our property and equipment is maintained in good condition, adequately insured and suitable for its present and intended use.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

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

Quarterly Stock Prices

Quarter Ended	High	Low
2005
December 31, 2005	$14.99	$12.45
September 30, 2005	$13.64	$11.48
June 30, 2005	$11.80	$10.15
March 31, 2005	$10.20	$8.01
2004
December 31, 2004	$8.98	$7.42
September 30, 2004	$8.19	$6.26
June 30, 2004	$6.99	$4.25
March 31, 2004	$5.90	$3.62

The closing sale price for our common stock on December 31, 2005 was $14.67.

Shareholders of record as of March 10, 2006 numbered 77. We estimate that an additional 1,100 shareholders own stock in their accounts at brokerage firms and other financial institutions.

We have never declared or paid, and do not intend to declare or pay, any cash dividends on Class A common stock for the foreseeable future and intend to retain earnings for the future operation and expansion of our business. If we were to pay dividends, we are limited to $2.0 million in dividend payments per annum, under the terms of our Bank Facility. In addition under our Bank Facility, we may pay dividends only as long as there is no event of default and we have availability under our Bank Facility in excess of $10.0 million.

ITEM 6. SELECTED FINANCIAL DATA

Years ended December 31	2005	2004	2003	2002	2001
	(in millions, except per share data)
Statement of Operations Data:
Net sales	$265.4	$241.2	$202.6	$185.9	$176.9
Gross profit	52.4	56.5	47.4	44.2	40.7
Restructuring costs (1)	5.5	1.1			1.1
Employee benefit curtailment (income) (2)	(0.4)
Pension curtailment and contractual termination benefit costs (3)			1.9
Income from operations (4)	9.3	17.3	10.9	13.0	7.2
Adjusted income from operations (5)	15.5	19.1	12.8	13.0	7.2
(Loss) income from continuing operations before income taxes	(1.2)	1.5	(0.4)	0.8	(2.2)
Discontinued operations, net of tax		(0.3)	(5.0)	(1.9)	(2.1)
Cumulative effect of change in accounting principle, net of tax (6)				(17.2)
Net (loss) income	$(1.3)	$1.1	$(5.4)	$(18.3)	$(4.3)
Earnings (Loss) Per Share:
Basic (loss) earnings per share	$(.17)	$.11	$(.65)	$(2.15)	$(.52)
Diluted (loss) earnings per share	$(.17)	$.11	$(.65)	$(2.14)	$(.52)
Other Data:
Depreciation	$10.7	$10.1	$10.1	$10.2	$10.7
Amortization(7)	0.7	0.7	0.8	0.8	3.8
Capital expenditures (including capital leases and financed capital expenditures)	14.2	18.3	11.2	9.7	8.5

December 31	2005	2004	2003	2002	2001
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$7.1	$6.8	$3.4	$1.7	$3.1
Working capital (8)	50.3	51.1	13.5	9.1	31.5
Property plant and equipment, net	70.9	70.0	63.1	61.8	61.7
Assets of discontinued operations	3.6	4.5	4.3	10.4	14.7
Total assets	226.2	220.9	193.5	192.9	204.1
Liabilities of discontinued operations	3.3	4.3	3.7	2.8	1.4
Total indebtedness (including capital leases)	117.6	113.0	95.0	108.3	97.8
Shareholders’ equity	40.7	45.0	41.7	44.8	66.4
____________
(1)
In 2005 and 2004, reflects planning, travel, severance and moving costs associated with the closure of the Brook Park, Ohio facility and the construction of the new facility in Tulsa, Oklahoma (see “Note 4 — Restructuring” to the accompanying Consolidated Financial Statements of this Form 10-K). In 2001, reflects primarily a work force reduction at our domestic facilities of approximately 160 salaried and production personnel.

(2)	Reflects a one-time, non-cash gain related to an employee benefit curtailment as a result of employment terminations at the Brook Park, Ohio friction segment facility.

(3)
In 2003, reflects a one-time, non-cash charge related to the pension curtailment and contractual termination benefit costs associated with the announced closure of the Brook Park, Ohio friction segment facility.

(4)
In accordance with the non-amortization provisions of SFAS 142 we discontinued the amortization of goodwill in 2002 (see “Note 2 — Significant Accounting Policies” to the accompanying Consolidated Financial Statements of this Form 10-K).

(5)
Adjusted income from operations is considered to be a “non-GAAP financial measure” under the rules and regulations of the Securities Exchange Commission (SEC). See “Hawk’s Use of Non-GAAP Financial Measures” of Item 7 of this Form 10-K for more detailed disclosure.

(6)
In 2002, the Company changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization methodology to an impairment-only methodology. The Company, with the assistance of independent valuation experts, concluded that certain of its goodwill was impaired at January 1, 2002 by $21.5 million ($17.2 million after tax) (see Note 2 - “Significant Accounting Policies” to the accompanying Consolidated Financial Statements of this Form 10-K).

(7)
Amortization outlined in this table does not include deferred financing amortization of $0.4 million in 2005, $0.4 million in 2004, $0.8 million in 2003, $0.6 million in 2002 and $0.6 million in 2001, which is included in interest expense on the Consolidated Statement of Operations.

(8)
Working capital is defined as current assets less current liabilities. Beginning in 2002 and through its retirement in the fourth quarter of 2004, our then existing Bank Facility was included as a current liability in working capital, as required by EITF 95-22. As of December 31, 2003 and 2002 there was $24.1 million and $36.3 million outstanding under the then existing Bank Facility, respectively.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

You should read this discussion in conjunction with the consolidated financial statements, notes and tables included in Part II, Item 8 of this Form 10-K. Management’s discussion and analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, this performance involves risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. Some of the important factors that could cause our actual results or outcomes to differ from those discussed are listed under Item 1A Risk Factors.

Results of Operations

Through our subsidiaries, we operate in three reportable segments: friction products, precision components and performance racing. Our results of operations are affected by a variety of factors, including but not limited to, general customer demand for our products, competition, raw material pricing and availability, labor relations with our personnel, political conditions in the countries in which we operate and general economic conditions. We sell a wide range of products that have a corresponding range of gross margins. Our consolidated gross margin is affected by product mix, selling prices, material and labor costs as well as our ability to absorb overhead costs resulting from fluctuations in demand for our products.

In the fourth quarter of 2003, we committed to a plan to sell our motor segment, which had operations in Alton, Illinois and Monterrey, Mexico. This segment, which manufactures die-cast aluminum rotors for fractional and sub-fractional horsepower electric motors, failed to achieve a certain level of profitability, and, after completing an extensive analysis, we determined that a divestiture of this segment would allow us to concentrate on our core segments of friction products and precision components. In the fourth quarter of 2004, we sold certain fixed assets of our Alton, Illinois facility, which had been previously adjusted to their fair market value as of December 31, 2003. In addition, we recognized a fair market value adjustment (loss) of $0.3 million ($0.2 million, net of tax) on the sale of the land and building of this facility, which was included in the results of discontinued operations. We continue to actively negotiate the sale of the Monterrey, Mexico facility and anticipate selling the remaining portion of the business during the first half of 2006. We restated our results of operations for this segment to reclassify its net operations, assets and liabilities as discontinued for all periods presented in this report and these results are not included in this discussion of our results of operations.

Also in the fourth quarter of 2003, we committed to a restructuring program to achieve cost savings in our friction products segment by moving operations at our Brook Park, Ohio location to a new production facility in Tulsa, Oklahoma. Manufacturing in the Oklahoma facility began in late 2004 and the facility became operational in 2005. Additionally, we completed the closure of our Brook Park, Ohio operation during the fourth quarter of 2005. When fully operational, we expect annual savings of approximately $2.0 million from the new facility. In connection with the closure of the Ohio facility, we reported pre-tax restructuring costs of $5.5 million ($0.5 million is included in cost of goods sold in our Consolidated Statement of Operations) for the year ended December 31, 2005 and $1.1 million in the comparable period of 2004 related to relocation and employee severance expenses.

    In 2005, our income from operations decreased $8.0 million to $9.3 million, or 46.2%, from the prior year. This decrease in operating income was primarily the result of the direct restructuring costs, operating inefficiencies and duplicate manufacturing costs associated with the transition of operations to our new Oklahoma manufacturing facility from Ohio. In addition, we incurred increased loan forgiveness costs and research and development spending. These increased costs were partially offset by sales increases in most of our end markets and favorable product mix.

Outlook for 2006

Based on our current view of the markets we serve, and new business awarded by customers during 2005, we believe that our 2006 net sales will increase between 9.3% and 13.0% to between $290.0 million and $300.0 million compared to 2005 net sales of $265.4 million. We expect that we will continue to see strength through 2006 in the majority of our end markets including, construction and mining, heavy-duty truck, specialty friction and fluid power. Furthermore, we expect that our net sales will be positively impacted by continued new business awards in all of our business segments, increased sales in the friction products segment direct aftermarket and continued strong performance from our international operations.

We expect our income from operations to increase to a range of $23.0 million and $25.0 million representing an increase of 49.4% to 62.3% from adjusted income from operations of $15.4 million reported for the full year 2005. Our adjusted income from operations in 2005 excludes restructuring charges of $5.5 million related to the move of our friction products segment facility to Oklahoma and other net costs of $0.7 million relating to pension curtailment income and loan forgiveness costs. Our 2006 outlook gives continuing effect to the manufacturing start-up costs we expect to incur at our Oklahoma facility during the first and second quarters of the year.

We expect, that as a result of the above factors, our net income for 2006 will be in a range of $.80 to $.90 per fully diluted share. Our common stock outstanding during the period is estimated to be 9.4 million fully diluted shares.

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
•
Goodwill. Goodwill represents the excess of the cost of companies we acquired over the fair value of their net assets as of the date of acquisition. In accordance with SFAS 142, our policy is to evaluate the carrying value of our goodwill and indefinite-lived intangible assets at least annually, or more frequently if there is a significant adverse event or change in the environment in which one of our business unit operates. We will record an impairment loss in the period such determination is made. In assessing the recoverability of our goodwill, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future discounted cash flows are highly subjective judgments based on our experience and knowledge of operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If actual results are materially different than the assumptions used, impairment could result. We did not record any impairment charges in the periods ended December 31, 2005, 2004 and 2003.

•
Asset Impairment. We review long-lived assets (excluding goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future undiscounted cash flows are highly subjective judgments based on our experience and knowledge of our operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. We did not record any impairment charges in any of the periods ended December 31, 2005, 2004 or 2003.

•
Pension Benefits. We account for our defined benefit pension plans in accordance with SFAS No. 87, Employers' Accounting for Pensions (SFAS 87), which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant elements in determining our pension income (expense) in accordance with SFAS 87 are the expected return on plan assets and appropriate discount rates. We assumed that the expected weighted average long-term rate of return on plan assets will be 8.6% for 2006. Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable. However, should the rate of return differ materially from our assumed rate we could experience a material adverse effect on the funded status of our plans and our future pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense). Our cumulative unrecognized net actuarial loss on pension assets as of December 31, 2005 and 2004 was $13.5 million and $7.8 million, respectively.

We determine the discount rate to be used to discount plan liabilities at their measurement date, December 31. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. At December 31, 2005, we determined this rate to be 5.5%. Changes in discount rates over the past three years have not materially affected pension income (expense), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred as permitted by SFAS 87.

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

SFAS No. 109, provides certain guidelines to follow in making the determination of the need for a valuation allowance. We must show that taxable income is expected to be available for future periods sufficient to realize the benefits of temporary differences and carryforwards to not record an allowance. We have identified strategies which, if implemented, would enable us to realize the aforementioned tax benefits, and therefore, we have determined that no valuation allowance is required as of December 31, 2005.

On June 30, 2005, the Governor of Ohio signed House Bill 66 into law which significantly changed the corporate tax structure in Ohio.  The major provisions of the bill include phasing-out the Ohio Franchise Tax and phasing-in a Commercial Activities Tax. The tax changes did not have a material effect on our tax provision for the year ended December 31, 2005.

•
Foreign Currency Translation and Transactions.  Assets and liabilities of our foreign operations are translated using period-end exchange rates and revenues and expenses are translated using exchange rates as determined throughout the year.  Gains or losses resulting from translation are included in a separate component of our shareholders' equity.  Other comprehensive income includes a translation loss of $1.4 million for the year ended December 31, 2005.  Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions.  Sales or purchases in foreign currencies, other than the subsidiary's local currency, are exchanged at the date of the transation.  The effect of transaction gains or losses are included in "Other (expense) income, net" in our Consolidated Statements of Operations.  Foreign currency transaction gains and losses were not material to the results of operations in 2005 and 2004.

•
Recent Accounting Developments. In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which is a revision of SFAS 123. This statement addresses the accounting transactions in which a company exchanges its equity instruments for goods or services. It also addresses transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method and requires instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. On April 14, 2005, the U.S. Securities and Exchange Commission (SEC) announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006. Effective January 1, 2006, we have elected to expense employee stock-based compensation using the fair value based method prospectively for all awards granted, modified, or settled on or after January 1, 2006. The fair value at the grant date of the stock options is estimated using the Black-Scholes option pricing model. Expense associated with share-based paymentsissued to employees will be included in our Consolidated Statement of Operations beginning on January 1, 2006. We expect that our pre-tax compensation expense for the year ended December 31, 2006 related to the implementation of SFAS 123(R) will be approximately $0.2 million.

Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) contains provisions requiring an annual assessment by management, as of the end of the fiscal year, of the effectiveness of internal control for financial reporting. Section 404 also requires attestation and reporting by independent auditors on management’s assessment as well as other control-related matters. On March 2, 2005, the SEC published a final rule extending for one year the compliance dates for non-accelerated filers to report on internal control over financial reporting. For these issuers, Section 404 now will be effective for fiscal years ending on or after July 15, 2006. At this time, we continue to qualify for non-accelerated filer status and therefore, will not need to comply with Section 404 until December 31, 2006. Our compliance initiatives are moving forward and we anticipate being compliant with requirements of Section 404 as of December 31, 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), and requires such costs to be recognized as current period charges. In addition, this statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for us beginning January 1, 2006 and we do not believe the adoption will have a material effect on our results of operations, financial condition or liquidity.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Our continuing operations are organized into three strategic segments. These segments include friction products, precision components and performance racing. In the fourth quarter of 2003 we committed to selling our motor segment. As a result, we have classified this business as discontinued.

Net Sales. Our consolidated net sales in 2005 were $265.4 million, an increase of $24.2 million or 10.0% from the same period in 2004. We experienced sales increases in all of our segments, primarily as a result of the continuing economic expansion during 2005 in the industrial markets we serve, new product introductions and market share gains during the year.

Net Segment Sales:	2005	2004	$ Change	% Change
	(dollars in millions)
Friction products	$167.0	$148.3	$18.7	12.6%
Precision components	83.6	78.6	5.0	6.4%
Performance racing	14.8	14.3	0.5	3.5%
Consolidated	$265.4	$241.2	$24.2	10.0%

•
Friction Products. Net sales in the friction products segment, our largest, were $167.0 million in 2005, an increase of $18.7 million, or 12.6%, compared to $148.3 million in 2004. As a result of new product introductions, general economic expansion and market share gains, we experienced increases in most of our major markets, including construction and mining, heavy truck and aerospace, increased sales to the direct aftermarket. This segment continued to experience strong sales growth from our international operations in 2005. Net sales at our Italian facility, on a local currency basis, increased 10.3% in 2005 compared to 2004, as a result of new product introductions and market share gains. Total shipments at our Chinese facility, on a local currency basis, were up 36.0% in 2005 compared to 2004. Our sales to the construction and mining, our largest market, were up 16.4% in 2005 compared to 2004, as a result of strong economic conditions in that market as well as market share gains achieved by us. Our sales to the truck market increased by 22.5% in 2005 compared to 2004 as our customers supported the continued growth in new truck builds and aftermarket service requirements to existing truck fleets during the year. Our sales to the aerospace market were up 12.4% in 2005 compared to 2004 as world-wide commercial air travel continued its positive growth trend. Our sales to the agriculture market decreased 3.2% during the year as a result of a weak farm economies in North America and Europe. During 2005, we continued to focus our efforts on the friction direct aftermarket that we service through the Velvetouch® and Hawk Performance® brand names. Sales in this product category were up 5.7% to $27.1 million in 2005 compared to 2004.

•
Precision Components. Net sales in our precision components segment were $83.6 million in 2005, an increase of 6.4% compared to 2004. The increase in net sales was primarily attributable to continued improving conditions in the general industrial segments of the domestic economy served by this segment. We experienced sales increases in the fluid power, automotive and power tool markets served by this segment. These increases were partially offset by a slight decline in the lawn and garden and appliance markets during the year due primarily to a customer-designed engineering change that eliminated a product previously supplied by us. Our precision component segment began production and sale of product from its new powder metal production facility in China during the fourth quarter of 2003. For the year ended December 31, 2005, total shipments from this facility, on a local currency basis, were up 211.5% for the comparable period of 2004.

•
Performance Racing. Net sales in our performance racing segment were $14.8 million, an increase of 3.5% compared to net sales of $14.3 million in 2004. The increase in revenues was primarily attributable to the introduction of new clutch and transmission products during the year.

Gross Profit. Gross profit decreased $4.1 million to $52.4 million during 2005, a 7.3% decline compared to gross profit of $56.5 million in 2004. Our gross profit margin declined to 19.8% of our net sales in 2005 compared to 23.4% of our net sales in 2004. The decline is primarily the result of significant costs incurred during the year as a result of operating inefficiencies associated with the relocation of our Ohio friction products facility to Oklahoma, including increased labor, overtime, maintenance, training, freight and outsourcing costs as a result of the start-up of operations in Oklahoma and operating both the Ohio and Oklahoma facilities during the production transition period. In addition we incurred phase-in costs associated with our technology initiatives in our precision components segment and increased inventory reserves in our performance racing segment primarily as a result of rule changes in the racing circuits served by us that rendered portions of our inventory obsolete.

Gross Profit Margin:	2005	2004	Change
Friction products	20.1%	24.6%	(4.5%)
Precision components	18.9%	21.1%	(2.2%)
Performance racing	20.3%	23.8%	(3.5%)
Consolidated	19.7%	23.4%	(3.7%)

•
Friction Products. Our friction products segment reported gross profit of $33.7 million or 20.1% of its net sales in 2005 compared to $36.5 million or 24.6% of its net sales in 2004. The decrease in our gross profit margin was primarily the result of operating inefficiencies and direct restructuring costs associated with the transition of operations to our new facility in Oklahoma. The decrease was partially offset by the impact of sales volume increases during the period and favorable product mix.

•
Precision Components. Gross profit in our precision components segment was $15.8 million or 18.9% of its net sales in 2005 compared to $16.6 million or 21.1% of its net sales in 2004. The decrease in this segment’s margins was primarily the result of phase-in costs associated with our new technology initiative, higher raw material and energy costs, continuing start-up costs associated with this segment’s operations in China and outsourcing costs required as a result of the overall segments’ sales volume increase to meet customer delivery schedules.

•
Performance Racing. Our performance racing segment reported gross profit of $3.0 million or 20.3% of net sales in 2005 compared to $3.4 million or 23.8% of net sales in 2004. The decline in gross profit in 2005 was primarily the result of cost increases on certain driveline components, reserves created to reflect inventory rendered obsolete as a result of rule changes increased employee benefit costs and product mix.

Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses increased $0.5 million, or 1.3%, to $37.9 million in 2005 from $37.4 million during 2004. As a percentage of net sales, ST&A decreased to 14.2% in 2005 compared to 15.5% in 2004. The slight increase in ST&A expenses resulted primarily from increased personnel costs to support the sales volume increase in each of our business segments marketing expenses to support our direct aftermarket marketing programs, higher levels of research and development spending and loan forgiveness costs during 2005, offset by reductions in incentive compensation expense for the year. Incentive compensation expense declined 38.2% in 2005 compared to 2004 levels. We spent $6.5 million, or 2.5% of our net sales on product research and development in 2005 compared to $5.6 million, or 2.3%, in 2004.

Restructuring Costs. Direct restructuring costs (excluding the $0.5 million recorded in our Cost of sales) for the year ended 2005 were $5.0 million, consisting of severance, planning, recruiting, relocation and other costs associated with our new manufacturing facility in Oklahoma. In the comparable period of 2004, we incurred direct restructuring costs of $1.1 million. The costs reflected in 2005 and 2004 are part of the same initiative relating to the closure of our Brook Park, Ohio facility and its transition to the Tulsa, Oklahoma facility.

Employee Benefit Curtailment. As a result of employment reductions at our Brook Park, Ohio facility as of September 30, 2005, we reduced an actuarially computed liability relating to a benefit no longer owed by us. The benefit provided for medical benefits to individuals who met certain age and service requirements at termination of employment. This action resulted in reported income of $0.4 million for the year ended December 31, 2005. There were no employee benefit curtailment charges in 2004.

Income from Operations. Income from operations decreased $8.0 million or 46.2% to $9.3 million for the year ended December 31, 2005, from $17.3 million in the comparable period of 2004. Income from operations as a percentage of net sales decreased to 3.5% for the year ended December 31, 2005 from 7.2% in the comparable period of 2004. The decrease was primarily the result of direct restructuring costs, operating inefficiencies and duplicate manufacturing costs associated with the transition of operations to our Oklahoma facility from Ohio, increased loan forgiveness costs and increased research and development costs, partially offset by product mix and $0.4 million of employee benefit curtailment income.

As a result of the items discussed above, income from operations at each of our segments was as follows:

Income (loss) from operations by segment:	2005	2004	$ Change	% Change
	(dollars in millions)
Friction products	$5.7	$13.1	$(7.4)	(56.5%)
Precision components	4.1	3.5	0.6	17.1%
Performance racing	(0.5)	0.7	(1.2)	(171.4%)
Consolidated	$9.3	$17.3	$(8.0)	(46.2%)

Included in our income from operations for the year ended December 31, 2005 was $5.5 million of direct restructuring costs related to the plant relocation ($0.5 million of which was included in our cost of sales), a $1.0 million charge related to forgiveness of shareholder loans outstanding as of March 31, 2005 and other non-recurring income of $0.4 million relating to a reversal of a post retirement benefit liability no longer owed by us. For the year ended December 31, 2004, income from operations included direct restructuring costs of $1.1 million and loan forgiveness costs of $0.7 million. Income from operations before these charges was $15.4 million, or 5.8% of net sales in 2005, a decrease of $3.7 million, or 19.4%, from $19.1 million, or 7.9% of net sales in the comparable period of 2004.

	Years ended December 31
	Income (loss) from operations, as reported (GAAP)		Restructuring costs (1)		Other costs, net (2)		Adjusted income (loss) from operations
	2005	2004	2005	2004	2005	2004	2005	2004
	(dollars in millions)
Friction products	$5.7	$13.1	$5.5	$1.1	$0.1	$0.4	$11.3	$14.6
Precision components	4.1	3.5			0.4	0.3	4.5	3.8
Performance racing	(0.5)	0.7			0.1		(0.4)	0.7
Total	$9.3	$17.3	$5.5	$1.1	$0.6	$0.7	$15.4	$19.1

Operating margin	3.5%	7.2%					5.8%	7.9%

                 (1)  Restructuring costs in this table for the period ended December 31, 2005 include $0.5 million classified in our Consolidated Statement of Operations as cost of sales items.
                 (2)  Other costs, net includes loan forgiveness costs of $1.0 million for the year ended December 31, 2005 and $0.7 million for the year ended December 31, 2004, net of employee benefit curtailment income of $0.4 million for the year ended December 31, 2005.

The table above discloses “Adjusted income (loss) from operations,” which is considered to be a “non-GAAP financial measure” under the rules and regulations of the. We have presented this non-GAAP financial measure because we believe that meaningful analysis of our financial performance is enhanced by an understanding of isolated factors underlying that performance. By excluding our non-recurring restructuring and other costs, we believe that this non-GAAP financial measure allows our investors to more easily compare our financial performance period to period. In addition, our chief operating decision makers use this measure in monitoring and evaluating both our overall performance and the ongoing performance of each of our business segments. This non-GAAP financial measure should not be considered an alternative to measures required by GAAP. See the section in Item 1 Business captioned “Hawk’s Non-GAAP Financial Measures” in this Form 10-K for more detailed disclosure.

Interest Expense. Interest expense increased $0.3 million during the year ended December 31, 2005 to $10.6 million from $10.3 million in the comparable period of 2004. Higher levels of total borrowings during the year were partially offset by lower borrowing rates during the period. Included as a component of interest expense in our financial statements are the amortization of deferred financing costs. Amortization of deferred financing costs included in interest expense was $0.4 million for the years ended December 31, 2005 and 2004.

Income Taxes. We recorded a tax provision for our continuing operations of $0.2 million for the year ended December 31, 2005 compared to $2.9 million in the comparable period of 2004. Our effective income tax rate differs from the current federal U.S. statutory rate of 35.0%, primarily as a result of tax rate differences on our foreign income compared to our consolidated domestic losses and individual state tax liabilities for the years ended December 31, 2005 and 2004. Our worldwide provision for income taxes is based on annual tax rates for the year applied to all of our sources of income. An analysis of changes in our income taxes and our effective tax rate is contained in “Note 11 — Income Taxes” in the accompanying audited Consolidated Financial Statements of this Form 10-K.

Discontinued Operations, net of tax. In the fourth quarter of 2003, we committed to a plan to divest our motor segment operations. In accordance with GAAP, we have accounted for the motor segment in our financial statements on the line item “Discontinued operations, net of tax.” The following is a summary of the results of discontinued operations for the years ended December 31, 2005 and 2004. An analysis of Discontinued Operations is contained in “Note 3 — Discontinued Operations” in the accompanying audited Consolidated Financial Statements of this Form 10-K.

	Years ended December 31
	2005	2004
	(dollars in millions)
Net sales	$8.9	$13.0
Income (loss) from discontinued operations before income taxes	0.0	(0.5)
Income tax provision (benefit)	0.0	(0.2)
Income (loss) from discontinued operations, net of tax	$0.0	$(0.3)

Net Income (Loss). As a result of the factors noted above, we reported net loss of $1.3 million in 2005 compared to net income of $1.1 million in 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Our continuing operations are organized into three strategic segments. These segments include friction products, precision components and performance racing. In the fourth quarter of in 2003 we committed to selling our motor segment. As a result, we have classified this business as discontinued.

Net Sales. Our consolidated net sales in 2004 were $241.2 million, an increase of $38.6 million or 19.1% from the same period in 2003. We experienced sales increases in all of our segments, primarily a result of the continuing economic recovery during 2004 in the industrial markets we serve, new product introductions and market share gains during the year. Foreign currency exchange rates caused net sales for the full year 2004 to increase by 2.0%

Net Segment Sales:	2004	2003	$ Change	% Change
	(dollars in millions)
Friction products	$148.3	$121.6	$26.7	22.0%
Precision components	78.6	68.1	10.5	15.4%
Performance racing	14.3	12.9	1.4	10.9%
Consolidated	$241.2	$202.6	$38.6	19.1%

•
Friction Products. Net sales in the friction products segment, our largest, were $148.3 million in 2004, an increase of $26.7 million, or 22.0%, compared to $121.6 million 2003. As a result of new product introductions, and market share gains, we experienced increases in most of our major markets, including construction and mining, agriculture, heavy truck, aerospace, and direct aftermarket. This segment continued to experience strong sales growth from our international operations in 2004. At our Italian facility, net sales, exclusive of any translation gains increased 27.2% in 2004 compared to 2003, as a result of new product introductions and market share gains. Net sales at our Chinese facility were up 206.4% in 2004 compared to 2003. Foreign currency exchange rates caused the friction segment’s sales for the full year 2004 to increase by 3.3%. Our sales to the construction and mining markets were up 40.8% in 2004 compared to 2003, as a result of strong economic conditions in that market as well as market share gains achieved by us. Our sales to the truck market increased by 28.2% in 2004 compared to 2003 as our customers supported the continued growth in new truck builds and aftermarket service requirements to existing truck fleets during the year. Our sales to the agriculture market increased 19.7% during the year as we benefited from a strong farm economy in North America. Our sales to the aerospace market were up 6.8% in 2004 compared to 2003 as commercial air travel continued to show a positive growth trend.

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

As a result of the items discussed above, income from operations at each of our segments was as follows:

Income from Operations by Segment:	2004	2003	$ Change	% Change
	(dollars in millions)
Friction Products	$13.1	$8.3	$4.8	57.8%
Precision Components	3.5	2.2	1.3	59.1%
Performance Racing	0.7	0.4	0.3	75.0%
Consolidated	$17.3	$10.9	$6.4	58.7%

Included in our income from operations for the year ended December 31, 2005 was $5.5 million of direct restructuring costs related to the plant relocation ($0.5 million of which was included in our cost of sales), a $1.0 million charge related to forgiveness of shareholder loans outstanding as of March 31, 2005 and other non-cash recurring income of $0.4 million relating to a reversal of a post retirement benefit liability no longer owed by us. For the year ended December 31, 2004, income from operations included direct restructuring costs of $1.1 million and loan forgiveness costs of $0.7 million. Income from operations before these charges was $15.4 million, or 5.8% of net sales in 2005, a decrease of $3.7 million, or $19.4%, from $19.1 million, or 7.9% of net sales in the comparable period of 2004.

	Years ended December 31
	Income from operations, as reported (GAAP)		Restructuring costs		Other costs, net [1]		Adjusted income from operations
	2004	2003	2004	2003	2004	2003	2004	2003
	(dollars in millions)
Friction products	$13.1	$8.3	$1.1		$0.4	$1.9	$14.6	$10.2
Precision components	3.5	2.2			0.3		3.8	2.2
Performance racing	0.7	0.4					0.7	0.4
Total	$17.3	$10.9	$1.1		$0.7	$1.9	$19.1	$12.8

Operating margin	7.2%	5.4%					7.9%	6.3%
(1)  Other costs, net includes loan forgiveness costs for the year ended December 31, 2004 and pension curtailment and contractual benefit costs for the year ended December 31, 2003.

The table above discloses “Adjusted income (loss) from operations,” which is considered to be a “non-GAAP financial measure” under the rules and regulations of the SEC. We have presented this non-GAAP financial measure because we believe that meaningful analysis of our financial performance is enhanced by an understanding of isolated factors underlying that performance. By excluding our non-recurring restructuring and other costs, we believe that this non-GAAP financial measure allows our investors to more easily compare our financial performance period to period. In addition, our chief operating decision makers use this measure in monitoring and evaluating both our overall performance and the ongoing performance of each of our business segments. This non-GAAP financial measure should not be considered an alternative to measures required by GAAP. See the section in Item 1 Business captioned “Hawk’s Non-GAAP Financial Measures” in this Form 10-K for more detailed disclosure.

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

Income Taxes. We recorded a tax provision for continuing operations of $2.9 million in 2004 compared to $0.9 million in 2003. We recorded an effective tax rate for the year of 66.1% compared to an effective tax rate of 210.6% in 2003. Our effective tax rate is substantially driven by the impact of tax rate differences on our foreign income and domestic losses in addition to our inability to utilize certain tax credits during 2004. An analysis of changes in our income taxes and our effective tax rate is contained in “Note 11 — Income Taxes” in the accompanying audited consolidated financial statements of this Form 10-K.

Discontinued Operations, net of tax. In the fourth quarter of 2003, we committed to a plan to divest of our motor segment operations. In accordance with U.S. generally accepted accounting principles (GAAP), we have accounted for the motor segment in our financial statements on the line item “Discontinued operations, net of tax.” In 2004, the segment reported a loss from operations of $0.3 million, net of tax. In addition to the segment’s pre-tax net operating loss of $3.2 million for 2003, we also recorded a pre-tax, non-cash long-lived asset impairment charge of $4.5 million in 2003 which resulted in a loss from operations of $5.0 million, net of tax. An analysis of Discontinued Operations is contained in “Note 3 — Discontinued Operations” in the accompanying audited consolidated statements of this Form 10-K.

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

Selected Measures of Liquidity and Capital Resources from Continuing Operations

	December 31
	2005	2004
	(dollars in millions)
Cash and cash equivalents	$7.1	$6.8
Working capital (1)	$50.3	$51.1
Current ratio (2)	1.9 to 1.0	2.0 to 1.0
Net debt as a % of capitalization (30	73.1%	70.2%
Average number of days sales in accounts receivable	51 days	61 days
Average number of days sales in inventory	77 days	78 days

(1)	Working capital is defined as current assets minus current liabilities.
(2)	Current ratio is defined as current assets divided by current liabilities.
(3)	Debt is defined as long-term debt, including current portion, and short-term borrowings, less cash. Capitalization is defined as debt plus shareholders’ equity.

As part of our working capital management program, we review certain working capital measures on a continuing basis. The $0.8 million decrease in our net working capital from December 31, 2004 resulted from increased payables and a reduction in our accounts receivable balances as of December 31, 2005 partially offset by increased inventory requirements to support our increased sales volumes and the inventory build to support the move to our new facility in Oklahoma. Our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover, respectively. The number of days sales outstanding in accounts receivable was 51 days compared to 61 days at December 31, 2004. The decrease is mainly attributable to a strong focus on accounts receivable collection efforts within our operating segments.

Average inventory days improved to 77 days at December 31, 2005 as compared to 78 days at December 31, 2004. Our overall inventory investment has increased approximately $4.8 million at December 31, 2005 as compared to December 31, 2004 levels primarily to support our increased sales volumes and the inventory build to support the move to our new facility in Oklahoma.

Debt

The following table summarizes the components of our indebtedness as of December 31:

	December 31
	2005	2004
	(dollars in millions)
Short-term debt	$1.4	$1.0
Senior Notes	110.0	110.0
Bank facility	5.0	0.2
Other	1.2	1.8
Total debt	$117.6	$113.0

Senior Notes

On November 1, 2004, we completed a public offering of $110.0 million aggregate principal amount of 8 ¾% Senior Notes due November 1, 2014 (the Senior Notes). The Senior Notes are senior unsecured obligations, rank senior in right of payment to all of Hawk’s existing and future subordinated debt and rank equally in right of payment with all of Hawk’s existing and future senior debt, including the Credit and Security Agreement, dated November 1, 2004, with KeyBank National Association, serving as Administrative Agent and Letter of Credit Issuer (the Bank Facility), which is described in more detail below. Interest is payable on the Senior Notes each January 1 and July 1.

The Senior Notes are unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic restricted subsidiaries (the Guarantors). The guarantees rank senior in right of payment to all of the existing and future subordinated debt of the Guarantors and equally in right of payment with all existing and future senior debt of the Guarantors, including the Bank Facility. The Senior Notes and the guarantees are effectively subordinated to all of Hawk’s and our Guarantors’ secured debt, including the Bank Facility, to the extent of the value of the assets securing that debt.

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

As of December 31, 2005, we were in compliance with the provisions of our Senior Notes and met the cash flow ratio requirement that would permit us to incur additional debt.

Bank Facility

Our Bank Facility, which is available for general corporate purposes, has a maximum commitment of $30.0 million, including a letter of credit sub-facility of up to $5.0 million. The Bank Facility matures on November 1, 2009, subject to extension at our request on an annual basis thereafter, with the consent of the lender. The interest rates on the Bank Facility range from 150 to 225 basis points over the London Interbank Offered Rates, or alternatively, 0 basis points over the prime rate, and the commitment fee is 25 basis points on the unused portion of the Bank Facility. At December 31, 2005, we had $5.0 million outstanding under the Bank Facility and $2.4 million of letters of credit outstanding under the letter of credit sub-facility. At December 31, 2005, we had $22.5 million available to borrow under the Bank Facility.

The Bank Facility is collateralized by a security interest in our cash, accounts receivable, inventory and certain intangible assets. We also pledged the stock of our guarantor subsidiaries and 65% of the stock of certain of our foreign subsidiaries as collateral. The restrictive terms of the Bank Facility require that we maintain a minimum amount of shareholders’ equity as determined by reference to an adjusted shareholders’ equity at September 30, 2004 plus net income earned by us after such date. The Bank Facility also requires that we maintain an earnings before interest, taxes, depreciation and amortization to interest expense ratio of at least 1.0 to 1.0, although the lender will test this ratio only if our borrowing availability falls below $10.0 million. This test was not required to be performed as of December 31, 2005 as a result of our excess borrowing availability. Under the Bank Facility, we may pay cash dividends on our Class A common stock in an amount up to $2.0 million per year under certain circumstances.

We have entered into various short-term, variable-rate, debt agreements of up to $6.2 million with local financial institutions at our facilities in Italy and China. Borrowings under these credit facilities totaled $1.0 million as of December 31, 2005.
As of December 31, 2005, we were in compliance with the provisions of our Bank Facility.

Other Debt

We have entered into various short-term, variable-rate, debt agreements of up to $6.2 million with local financial institutions at our facilities in Italy and China. Borrowings under these credit facilities totaled $1.0 million as of December 31, 2005. As of December 31, 2005, we were in compliance with the terms of these debt obligations

Cash Flow

The following table summarizes the major components of cash flow:

	Year ended December 31
	2005	2004
	(in millions)
Cash provided by operating activities of continuing operations	$10.0	$6.0
Cash used in investing activities of continuing operations	(14.1)	(17.4)
Cash provided by financing activities of continuing operations	5.2	14.3
Effect of exchange rates on cash	(0.7)	0.3
Cash (used) provided by discontinued operations	(0.1)	0.2
Net increase in cash and cash equivalents	$0.3	$3.4

At December 31, 2005, we had cash and cash equivalents of $7.1 million compared to $6.8 million at December 31, 2004. The cash on the balance sheet at December 31, 2005 and 2004 is primarily at our foreign operations. Excess domestic cash is used to pay down the outstanding loans of our Bank Facility.

Net cash provided by operating activities was $10.0 million in 2005 compared to $6.0 million in 2004. The increase in cash provided by our operations in 2005 compared to 2004 was the result of the improvement in our accounts receivable collection efforts. Our net working capital was $50.3 million at year-end 2005 compared to $51.1 million at year-end 2004. As part of our working capital management, we review certain working capital metrics on a continuing basis. Our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover ratio, respectively. The number of days sales outstanding as of December 31, 2005, was approximately 51 days compared to the 61 days as of December 31, 2004. Average inventory turns during 2005 improved 1 day to 77 days compared to 78 days at 2004. Our accounts payable and accrued expenses, excluding accrued interest, increased by approximately $3.0 million at December 31, 2005 compared to December 31, 2004 primarily as a result of timing of payments and increased business levels. We have not changed our payment terms to vendors. Additionally, we made a $4.8 million cash payment for interest on the Senior Notes on January 3, 2006.

We used cash in our investing activities of $14.2 million in 2005 and $17.4 million in 2004 for the purchase of property, plant and equipment.

Cash provided by financing activities was $5.2 million in 2005 compared to $14.3 million in 2004. The decrease in 2005 financing activities was primarily fixed asset acquisitions compared to 2004, and higher levels of working capital as of December 31, 2005.

We believe that cash flow from operating activities and borrowings under our Bank Facility will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs for the next twelve months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk Disclosres.  The following discussion about our market risk disclosures involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements.  We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.  In seeking to minimize the risks and costs associated with market risk, we manage our exposures to interest rates and foreign currency exchange rates through our regular operating and financial activities and through foreign currency hedge contracts.  We had no foreign currency hedge contracts outstanding as of December 31, 2005.  We do not use derivative financial instruments for speculative or trading purposes.

    Interest Rate Sensitivity.  As December 31, 2005, approximately 5.1%, or $6.0 million, of our total debt bears interest at a variable rate.  Our primary interest rate risk exposure results from floating rate debt.  If interest rates were to increase 100 basis points (1%) from December 30, 2005 rates, and assuming no changes in debt from December 31, 2005 levels, our additional annual interest expense would be less than $0.1 million.

The interest rates on our long-term debt reflect market rates and therefore, the carrying value of long-term debt approximates fair value. An analysis of our obligations is further discussed in “Note 6 - Financing Arrangements” and “Note 10 - Lease Obligations” in the accompanying audited Consolidated Financial Statements of this Form 10-K.

The following table presents our total contractual obligations and other commercial commitments as of December 31, 2005:

	Total	2006	2007 - 2010	Thereafter
Contractual obligations (1):
Short-term debt (2)	$1.4	$1.4
Bank Facility (2)	5.0		$5.0
Senior Notes (3)	110.0			$110.0
Operating leases	32.5	3.0	12.5	17.0
Purchase obligations (4)	46.0	41.1	3.3	1.6
Total contractual obligations	$194.9	$45.5	$20.8	$128.6
Stand-by letters of credit	$2.4	$2.4

____________
(1)
This contractual obligation table does not include our defined benefit pension obligations. An analysis of our obligations under our defined benefit plans is contained in “Note 8 — Employee Benefits” in the accompanying audited Consolidated Financial Statements of this Form 10-K.

(2)	Variable rate obligations
(3)	The Senior Notes due November 1, 2014, accrue interest at a fixed rate of 8 3/4% per annum or $9.6 million per year.
(4)	Purchase obligations primarily represent commitments for inventory purchases, services and capital expenditures under purchase order.

Inflation Risk. We manage our inflation risks by ongoing review of product selling prices and production costs. In spite of the recent surcharges and prices increases on a number of our raw materials, we do not believe that inflation risks are material to our business, its consolidated financial position, results of operations, or cash flows.

Foreign Currency Exchange Risk. The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. We have operations outside the United States with foreign currency denominated assets and liabilities, primarily denominated in Euros, Canadian dollars, and Chinese renminbi. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. We do not expect that our unhedged foreign currency balance sheet exposure as of December 31, 2005 will result in a significant impact on our earnings or cash flows. We also monitor exposure to transactions denominated in currencies other than the functional currency of each country in which Hawk operates, and have periodically entered into forward contracts to mitigate that exposure. As of December 31, 2005, we have no derivative instruments outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Hawk Corporation and subsidiaries
December 31, 2005, 2004 and 2003

Audited Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Hawk Corporation

We have audited the accompanying consolidated balance sheets of Hawk Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawk Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 17, 2006

HAWK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	December 31
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$7,111	$6,785
Accounts receivable, less allowance of $1,046 in 2005 and $970 in 2004	36,225	39,044
Inventories:
Raw materials and work-in-process	28,314	24,043
Finished products	18,065	17,507
Total inventories	46,379	41,550
Deferred income taxes	4,430	4,583
Taxes receivable	347	373
Shareholder notes		600
Assets held for sale	1,644
Other current assets	5,660	3,460
Assets of discontinued operations	3,633	4,499
Total current assets	105,429	100,894

Property, plant and equipment:
Land and improvements	1,340	1,850
Buildings and improvements	18,539	20,705
Machinery and equipment	126,201	116,663
Furniture and fixtures	9,365	9,220
Construction in progress	5,317	8,469
	160,762	156,907
Less accumulated depreciation	89,844	86,879
Total property, plant and equipment	70,918	70,028

Other assets:
Goodwill	32,495	32,495
Other intangible assets	8,435	9,170
Deferred income taxes	916
Other	8,035	8,279
Total other assets	49,881	49,944
Total assets	$226,228	$220,866

	December 31
	2005	2004
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$30,444	$25,554
Accrued compensation	6,102	8,173
Accrued interest	4,895	1,630
Accrued taxes	664	2,877
Other accrued expenses	7,968	5,597
Short-term debt	1,386	980
Current portion of long-term debt	307	639
Liabilities of discontinued operations	3,334	4,297
Total current liabilities	55,100	49,747

Long-term liabilities:
Long-term debt	115,892	111,402
Deferred income taxes	885	3,631
Pension liabilities	10,522	7,358
Other	3,113	3,701
Total long-term liabilities	130,412	126,092

Shareholders’ equity:
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; and 8,935,659 and 8,782,121 outstanding in 2005 and 2004, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding
Additional paid-in-capital	53,349	53,867
Retained earnings (deficit)	(4,845)	(3,353)
Accumulated other comprehensive loss	(5,986)	(2,431)
Treasury stock, at cost, 252,091 and 405,629 shares in 2005 and 2004, respectively	(1,895)	(3,149)
Total shareholders’ equity	40,716	45,027
Total liabilities and shareholders’ equity	$226,228	$220,866

See notes to consolidated financial statements.

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

	Year ended December 31
	2005	2004	2003
Net sales	$265,434	$241,188	$202,551
Cost of sales	213,013	184,662	155,182
Gross profit	52,421	56,526	47,369

Operating expenses:
Selling, technical and administrative expenses	37,874	37,405	33,731
Restructuring costs	4,962	1,117
Employee benefit curtailment (income) expense	(424)		1,920
Amortization of finite-lived intangibles assets	734	734	800
Total operating expenses	43,146	39,256	36,451
Income from operations	9,275	17,270	10,918

Interest expense	(10,588)	(10,265)	(10,752)
Interest income	40	54	57
Exchange offer costs		(2,431)
Other income (expense), net	98	(244)	183
(Loss) income from continuing operations, before income taxes	(1,175)	4,384	406

Income tax provision	201	2,899	855

(Loss) income from continuing operations, after income taxes	(1,376)	1,485	(449)
Income (loss) from discontinued operations, net of tax of $17 in 2005, $186 in 2004 and $2,700 in 2003	32	(344)	(4,973)
Net (loss) income	$(1,344)	$1,141	$(5,422)

(Loss) earnings per share:
Basic (loss) earnings per share:
(Loss) earnings from continuing operations, after income taxes	$(.17)	$.15	$(.07)
Discontinued operations		(.04)	(.58)
Net (loss) earnings per basic share	$(.17)	$.11	$(.65)

Diluted earnings (loss) per share:
(Loss) earnings from continuing operations, after income taxes	$(.17)	$.15	$(.07)
Discontinued operations		(.04)	(.58)
Net (loss) earnings per diluted shares	$(.17)	$.11	$(.65)

See notes to consolidated financial statements.

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

					Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings(Deficit)	Foreign Currency Translation	Minimum Pension Liability		Treasury Stock	Total
Balance at December 31, 2002	$1	$92	$54,616	$1,228	$(1,957)		$(4,479)	$(4,667)	$44,834
Net loss				(5,422)					(5,422)
Other comprehensive income:
Minimum pension liability, net of tax $14							23		23
Foreign currency translation					2,330				2,330
Total comprehensive income									2,353
Preferred stock dividends				(150)					(150)
Issuance of common stock from treasury as compensation and exercise of stock options			(133)					223	90
Balance at December 31, 2003	$1	$92	$54,483	$(4,344)	$373		$(4,456)	$(4,444)	$41,705
Net income				1,141					1,141
Other comprehensive income:
Minimum pension liability, net of tax of $378							605		605
Foreign currency translation					1,047				1,047
Total comprehensive income									1,652
Preferred stock dividends				(150)					(150)
Issuance of common stock from treasury as compensation and exercise of stock options			(616)					1,295	679
Balance at December 31, 2004	$1	$92	$53,867	$(3,353)	$1,420		$(3,851)	$(3,149)	$45,027
Net loss				(1,344)					(1,344)
Other comprehensive (loss):
Minimum pension liability, net of tax of $1,337							(2,135)		(2,135)
Foreign currency translation					(1,420)				(1,420)
Total comprehensive (loss)									(3,555)
Preferred stock dividends				(148)					(148)
Issuance of common stock from treasury as compensation and exercise of stock options			(518)					1,254	736
Balance at December 31, 2005	$1	$92	$53,349	$(4,845)		$	$(5,986)	$(1,895)	$40,716

See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year ended December 31
	2005	2004	2003
Cash flows from operating activities
Net (loss) income	$(1,344)	$1,141	$(5,422)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations, net of tax	32	344	4,973
Depreciation and amortization	11,880	11,180	11,674
Write-off of unamortized consent payments and deferred financing		1,521
Deferred income taxes	(2,141)	(1,602)	(3,699)
Loss on fixed assets	962	996	204
Changes in operating assets and liabilities:
Accounts receivable	1,487	(5,949)	(949)
Inventories	(5,669)	(5,657)	(1,656)
Other assets	(1,930)	2,122	3,048
Accounts payable	5,246	3,311	4,494
Accrued expenses	(1,680)	125	4,214
Other liabilities and other	3,136	(1,516)	6,904
Net cash provided by operating activities of continuing operations	9,979	6,016	23,785
Net cash (used in) provided by operating activities of discontinued operations	(85)	368	2,299

Cash flows from investing activities
Purchases of property, plant and equipment	(14,232)	(18,297)	(10,677)
Proceeds from sale of property, plant and equipment	104	881	568
Net cash used in investing activities of continuing operations	(14,128)	(17,416)	(10,109)
Net cash used in investing activities of discontinued operations	(44)	(173)	(308)

Cash flows from financing activities
Deferred financing		(4,096)
Payments on short-term debt	(940)	(342)
Proceeds from short-term debt	899		1,326
Proceeds from long-term debt	84,245		503
Payments on long-term debt	(79,610)	(1,629)	(2,960)
Proceeds from Senior Notes		110,000
Proceeds from Bank Facility		13,575
Payments on Bank Facility		(13,355)
Payment on Old Senior Notes		(66,267)	(583)
Proceeds from Old Bank Facility		92,336	68,173
Payments on Old Bank Facility		(116,395)	(80,441)
Net proceeds from exercise of stock options	736	679	59
Payments of preferred stock dividends	(148)	(150)	(150)
Net cash provided by (used in) financing activities of continuing operations	5,182	14,356	(14,073)

Effect of exchange rate changes on cash	(578)	269	69

Net cash provided by (used in) continuing operations	455	3,225	(328)
Net cash (used in) provided by discontinued operations	(129)	195	1,991
Net increase in cash and cash equivalents	326	3,420	1,663
Cash and cash equivalents at beginning of year	6,785	3,365	1,702
Cash and cash equivalents at end of year	$7,111	$6,785	$3,365

Supplemental cash flow information
Cash payments for interest	$6,849	$$12,189	$5,556
Cash payments (refunds) for income taxes, net	$4,540	$3,252	$(1,879)
Noncash investing and financing activities:
Equipment purchased with capital leases and notes payable			$546
Issuance of common stock from treasury	$40	$40	$30
Issuance of payment in kind (PIK) payments in the form of Old Senior Notes		$$83	$124

See notes to consolidated financial statements.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003
(In Thousands, except share data)

1. Basis of Presentation

Hawk Corporation, through its business segments, designs, engineers, manufactures and markets specialized components used in a variety of industrial, commercial and aerospace applications.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.

Certain amounts have been reclassified to conform to the 2005 presentation.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

The Company considers investments in highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.

Trade Receivables

The Company has the ability to hold all trade receivables until payments are received from customers. Trade receivables are stated at outstanding amounts as adjusted for an allowance for credits and doubtful accounts. Trade receivables are evaluated on an ongoing basis and written off to current operations when collection is no longer reasonably assured. The Company establishes bad debt reserves based on historical experience and believes that the collection of receivables, net of the allowance, is reasonably assured.

Inventories

Inventories are stated at the lower of cost or market. Cost includes materials, labor and overhead and is determined by the first-in, first-out (FIFO) method.

Long-Lived Assets

Property, plant and equipment are stated at cost and includes expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. The Company uses the straight-line and double declining methods of depreciation for financial reporting purposes. Buildings and improvements are depreciated over periods ranging from 15 to 33 years. Machinery and equipment are depreciated over periods ranging from 4 to 12 years. Furniture and fixtures are depreciated over periods ranging from 3 to 10 years. Accelerated methods of depreciation are used for federal income tax purposes. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statement of operations. The Company’s depreciation expense was $10,709 in 2005, $10,059 in 2004 and $10,073 in 2003.

Long-lived assets, except goodwill, are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value.

Goodwill

Goodwill represents the excess of the cost of companies we acquired over the fair value of their net assets as of the date of acquisition. In accordance with SFAS 142, the Company’s policy is to evaluate the carrying value of our goodwill and indefinite-lived intangible assets at least annually, or more frequently if there is a significant adverse event or change in the environment in which one of the business unit operates. The Company records an impairment loss in the period such determination is made. In assessing the recoverability of its goodwill, the Company considers changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future discounted cash flows are highly subjective judgments based on the Company’s experience and knowledge of operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If actual results are materially different than the assumptions used, impairment could result. The Company performed its annual impairment test as of October 31, 2005, 2004 and 2003 and concluded the fair value of the reporting units exceeded their respective carrying values.

Insurance

The Company uses a combination of insurance and self-insurance for a number of risks including property, general liability, directors’ and officers’ liability, workers’ compensation, vehicle liability and employee-related health care benefits. Liabilities associated with the risks that are retained are estimated by considering various historical trends and forward-looking assumptions. The estimated liabilities for these self-insured liabilities at December 31, 2005 and 2004 of $1,350 and $1,515, respectively, could be significantly affected if future actual occurrences and claims differ from these assumptions and historical trends.

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

Foreign Currency

The Company’s primary functional currency is the U.S. dollar. Assets and liabilities of the Company’s foreign operations denominated in foreign currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expense transactions are translated using average exchange rates as determined throughout the period. Gains and losses from foreign currency translation of assets and liabilities are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in other income (expense), net in the Consolidated Statements of Operations. Foreign currency transaction gains and losses were not material to the results of operations for both 2005 and 2004.

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

Significant Concentrations

The Company provides credit, in the normal course of its business, to original equipment and aftermarket manufacturers. The Company’s customers are not concentrated in any specific geographic region or specific line of business. The Company has one significant customer in the friction segment representing 10.3% of the total revenues. The Company does not require collateral and performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations.

Product Research and Development

Product research and development costs are expensed as incurred. The Company’s expenditures for product research and development and engineering were approximately $6,480 in 2005, $5,556 in 2004, and $4,740 in 2003.

Advertising

All advertising costs are expensed as incurred. The Company’s expenditures for advertising were approximately $527 in 2005, $716 in 2004, and $400 in 2003.

Income Taxes

The Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities in the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted tax laws and rates for differences between the tax and financial reporting basis of assets and liabilities.

Stock Compensation

In accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123) the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans. Using the intrinsic-value method as provided in APB 25, because the exercise price of the stock option equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The following illustrates the pro forma effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the years ended 2005, 2004, and 2003:

	Year Ended December 31
	2005	2004	2003
Net (loss) income as reported	$(1,344)	$1,141	$(5,422)
Employee stock-based compensation expense determined under fair value based methods, net of tax	213	237	663
Pro forma net (loss) income	$(1,577)	$904	$(6,085)
Basic (loss) earnings per share:
As reported	$(.17)	$.11	$(.65)
Pro forma	$(.19)	$.09	$(.73)
Diluted (loss) earnings per share:
As reported	$(.17)	$.11	$(.65)
Pro forma	$(.19)	$.08	$(.73)

The fair value of the options granted used to compute pro forma net (loss) income and (loss) earnings per share is the estimated present value at the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31
	2005	2004	2003
Dividend yield	0%	0%	0%
Expected volatility	57.1%	54.7%	54.0%
Risk free interest rate	4.86%	4.33%	4.00%
Expected average holding period	7.1 years	7.3 years	7.3 years

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which is a revision of SFAS 123. This statement addresses the accounting transactions in which a company exchanges its equity instruments for goods or services. It also addresses transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method and requires instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. On April 14, 2005, the U.S. Securities and Exchange Commission (SEC) announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006. When the Company adopts SFAS 123(R) in 2006, it will include the expense associated with share-based payments issued to employees in its Consolidated Statement of Operations. Effective January 1, 2006, the Company has elected to expense employee stock-based compensation using the fair value based method prospectively for all awards granted, modified, or settled on or after January 1, 2006. The fair value at the grant date of stock options is estimated using the Black-Scholes option pricing-model. Expense associated with share-based payments issued to employees will be included in the Company’s Consolidated Statement of Operations beginning on January 1, 2006. The Company expects that its pre-tax compensation expense for the year ended December 31, 2006 related to the implementation of SFAS 123(R) will be approximately $187.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, short-term trade receivables, long-term notes receivable, notes payable and debt instruments. For short-term instruments, the historical carrying value is a reasonable estimate of fair value. Fair values for long-term financial instruments that are not readily marketable are estimated based upon the discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes that the fair market values of the Company’s financial instruments are not materially different from their respective carrying values as of December 31, 2005.

Recent Accounting Developments

Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) contains provisions requiring an annual assessment by management, as of the end of the fiscal year, of the effectiveness of internal control over financial reporting. Section 404 also requires attestation and reporting by independent auditors on management’s assessment as well as other control-related matters. On March 2, 2005, the SEC published a final rule extending for one year the compliance dates for non-accelerated filers to report on internal control over financial reporting. For these issuers, Section 404 now will be effective for fiscal years ending on or after July 15, 2006. At this time, the Company continues to qualify for non-accelerated filer status and therefore, will not need to comply with Section 404 until December 31, 2006. The Company’s compliance initiatives are moving forward and management anticipates being compliant with requirements of Section 404 as of December 31, 2006.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), and requires such costs to be recognized as current period charges. In addition, this statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 will be effective for the Company beginning January 1, 2006 and the Company does not believe the adoption will have a material effect on the Company’s results of operations, financial condition or liquidity.

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

The Company continues to actively negotiate the sale of the Monterrey, Mexico operations and anticipates selling the remaining portion of the business during the first half of 2006.

Operating results from discontinued operations are summarized as follows:

	Year Ended December 31
	2005	2004	2003
Net sales	$8,892	$12,978	$14,463

Income (loss) from operations before income taxes	$49	$(530)	$(7,673)
Income tax expense	17	186	2,700
Income (loss) from operations, net of tax	$32	$(344)	$(4,973)

The assets and liabilities of this segment, which have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, consist of the following at December 31, 2005 and 2004:

	December 31
	2005	2004
Accounts receivable	$1,926	$3,069
Inventory	490	673
Other current assets	889	418
Property, plant and equipment	328	289
Other assets		50

Total assets of discontinued operations	$3,633	$4,499

Accounts payable	$3,135	$3,973
Other accrued expenses	199	324

Total liabilities of discontinued operations	$3,334	$4,297

4. Restructuring

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

In the fourth quarter of 2003, the Company committed to a restructuring program to achieve cost savings and expand its friction products capacity by moving operations from its Brook Park, Ohio location to a new production facility in Tulsa, Oklahoma. During 2004, the Company substantially completed the construction of its new and larger, leased facility. During 2005, all manufacturing was transferred to Tulsa and the Brook Park operation was closed. During 2005 and 2004, the Company incurred restructuring charges of $5,464 and $1,117 respectively, relating to employee severance, recruiting, and transferring the production capabilities to Tulsa. In 2005, $501 of “restructuring costs” were included in “Cost of sales” in the Consolidated Statements of Operations.

The following table sets forth the cash flow activity related to restructuring costs for the year ended December 31, 2005:

Amounts recognized as restructuring costs (including $501 recorded in “Cost of sales”) through December 31, 2005	$5,464
Cash payments through December 31, 2005	4,991
Restructuring cost accrual as of December 31, 2005	$473

In the fourth quarter of 2003, the Company recorded a $1,920 charge related to the curtailment and contractual termination benefit costs of a defined benefit pension plan covering certain union employees of the Brook Park facility. During the third quarter of 2005, the Company recorded employee benefit curtailment income of $424, as a result of employment terminations at Brook Park based on the reduction of actuarial computed liabilities which provided for medical benefits to individuals who met certain age and service requirements at termination of their employment.

During the third quarter of 2005, the Company entered into a contract to sell the Brook Park, Ohio manufacturing facility, with an anticipated transaction closing date in the second quarter of 2006. The assets under contract have been reported as “Assets held for sale” in the Consolidated Balance Sheets as of December 31, 2005, in accordance with SFAS No 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The net proceeds from the sale are expected to approximate the book value of the facility.

5. Intangible Assets

A summary of the Company’s goodwill for both December 31, 2005 and 2004 by reportable operating segment is as follows:

Precision components	$28,109
Performance racing	4,386
Total	$32,495

The components of finite-lived intangible assets are as follows:

	December 31, 2005			December 31, 2004
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Product certifications	$20,820	$12,441	$8,379	$20,820	$11,716	$9,104
Other intangible assets	2,719	2,663	56	2,719	2,653	66
	$23,539	$15,104	$8,435	$23,539	$14,369	$9,170

Product certifications were acquired and valued based on the acquired company’s position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

The Company estimates that amortization expense for finite-lived intangible assets for each of the next five years will be approximately $750.

The weighted average amortization period for product certifications and other intangible assets is 29 years and 14 years, respectively.

6. Financing Arrangements

	December 31
	2005	2004
Short-term debt	$1,386	$980
Senior Notes	110,000	110,000
Bank Facility	5,041	220
Other	1,158	1,821
	117,585	113,021
Less current portion and short-term debt	1,693	1,619
	$115,892	$111,402

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

The Bank Facility has a maximum commitment of $30,000, including a $5,000 letter of credit subfacility. The Bank Facility matures on November 1, 2009, subject to extension at the Company’s request on an annual basis thereafter, with the consent of the lender. The interest rates on the Bank Facility range from 150 to 225 basis points over the London Interbank Offered Rates, or alternatively, 0 basis points over the prime rate, and the commitment fee is 25 basis points on the unused portion of the Bank Facility. At December 31, 2005 there was $5,041 outstanding under the Bank Facility at an average interest rate of 6.77% and availability of $22,519.

The Bank Facility is collateralized by a security interest in the Company’s domestic cash, accounts receivable, inventory and certain intangible assets. The Company also pledged the stock of its guarantors and 65% of the stock of certain of its foreign subsidiaries as collateral. The restrictive terms of the Bank Facility require that the Company maintain a minimum amount of shareholders’ equity as determined by reference to shareholders’ equity at September 30, 2004 plus 50% of net income earned by the Company after such date. The Bank Facility also requires that the Company maintain an earnings before interest, taxes, depreciation and amortization to interest expense ratio of at least 1.0 to 1.0. This requirement only applies if the Company’s availability falls below $10,000. Under the Bank Facility, the Company may pay cash dividends on its Class A common stock in an amount up to $2,000 per year provided:

•	there is no event of default, and
•	availability is not less than $10,000.

The Company uses its Bank Facility to finance its ongoing working capital requirements, capital expenditure requirements and for general corporate purposes.

At December 31, 2005 and 2004, the Company had issued stand-by Letters of Credit totaling $2,440 and $3,002, respectively.

The Company was in compliance with the provisions of all of its debt instruments.

Aggregate principal payments due on long-term debt as of December 31, 2005 are as follows: 2006 — $307; 2007 — $229; 2008 — $174; 2009 — $79; 2010 — $70; and thereafter — $301.

7. Accounts Receivables Factoring Agreement

The Company’s Italian subsidiary, has a factoring agreement to sell without recourse, certain of their European-based accounts receivables to an unrelated third party financial institution. Under the terms of the factoring agreement, the maximum amount of the outstanding advances at any one time is $4,749, which limitation is subject to change based on the level of eligible receivables. During the course of the year in 2005, $9,225 of receivables had been sold under the terms of the factoring agreement, compared to $5,875 during 2004. The sale of these receivables accelerated the collection of the Company’s cash and reduced the credit exposure of the Company. Sales of account receivable are reflected as a reduction of accounts receivable and an expense is reflected in the Consolidated Statement of Operations on such sale, as they meet the applicable criteria of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The amount due from the factoring company in 2005 and 2004, net of advances received, was $756 and $624, respectively, and is shown in accounts receivable in the Consolidated Balance Sheets. The Company pays fees associated with the sale of receivables based on the dollar value of the receivables sold. Administrative costs related to this program for fiscal 2005 and 2004 were $58 and $40, respectively and are included in Selling, technical and administrative expenses in the Consolidated Statement of Operations.

8. Shareholders’ Equity

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

9. Employee Stock Option Plan

The Company grants stock options to certain key employees and non-employee directors under various plans, to purchase shares of Class A common stock. During 2005 and 2003, there were no stock options grants issued under the Company’s plans. In 2004, the Company granted stock options to purchase an aggregate of 523,630 shares at exercise prices representing the closing market price on the Company’s common stock at the time of the grant. The options vest ratably over specific defined periods. Canceled options are available for future issuance under the provisions of the stock option plans.

The following table summarizes the stock option activity for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Options outstanding at beginning of year	1,111,300	$5.09	821,781	$4.54	1,217,729	$6.63
Granted			523,630	5.62
Exercised	(149,370)	4.70	(185,353)	3.66	(17,094)	3.40
Forfeited or expired	(19,850)	5.82	(48,758)	6.90	(378,854)	11.41
Options outstanding at end of year	942,080	$5.13	1,111,300	$5.09	821,781	$4.54
Exercisable at the end of the year	729,916	$4.85	793,910	$4.72	718,306	$4.42
Weighted average fair value of options granted during the year				$3.49
Shares available for future grant	106,103		86,253		578,219

On July 29, 2003 the Company cancelled stock options outstanding which had an original exercise price greater than $6.00 per share, granted to employees who were not members of the Board of Directors and who had tendered such options for cancellation. On January 30, 2004 the Company granted new options to those employees based on the January 29, 2004 closing price of the Company’s common stock as reported by the American Stock Exchange. During the period that the stock options were cancelled and new options were granted, in accordance with the provision of SFAS No. 123, Accounting for Stock-Based Compensation, the Company elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its stock-based compensation plans. Under the provisions of APB 25 and its related interpretations, this transaction is not required to be treated as a modification that would require variable plan accounting because the optionees were at risk for changes in the market price of the underlying stock for at least a six month period, no other arrangement existed to compensate the optionees for increases in the market value of the stock during the period between the cancellation and the grant date of the new options, and the new options were granted with an exercise price that equaled the fair market value of the stock on the date of grant. The options that were cancelled with an exercise price between $6.00 and $16.99 were replaced with new options equal to the number of options tendered for cancellation by the optionee. The options that were cancelled with an exercise price of $17.00 or greater were replaced with new options equal to 90% of the total number of options tendered for cancellation by the optionee. For those options that were cancelled and for which a lesser number of new options were granted, the number of new options was not determined by a formula that was either directly or indirectly linked to changes in the market price of the underlying stock. All of the other terms and conditions of the new options, including vesting schedules, remained the same as the cancelled options.

As of December 31, 2003, 268,850 options had been forfeited and as a result, are included in the caption forfeited or expired and in shares available for future grant in the above table for the period ended December 31, 2003. On January 30, 2004, 254,630 options were granted at an exercise price of $5.05 per share.

Based on the above, the Company believes that fixed accounting continues to apply and consider the cancelled and new options to be sufficiently separated and, therefore, permitted to be accounted for independently under the provisions of APB 25 and its related interpretations.

Exercise prices for options outstanding as of December 31, 2005 ranged from $3.40 to $17.00. A summary of the options by range of exercise prices is as follows:

	Outstanding			Exercisable
			Weighted Average
		Weighted Average	Remaining Contractual		Weighted Average
Range of Exercise Price	Options	Exercise Price	Life (years)	Options	Exercise Price
$ 3.40 to $ 3.50	123,256	$3.40	5.8	123,256	$3.40
$ 3.51 to $ 5.00	269,367	$3.85	5.7	264,763	$3.84
$ 5.01 to $ 6.00	313,457	$5.16	7.2	233,897	$5.20
$ 6.01 to $17.00	236,000	$7.46	6.9	108,000	$8.24

10. Employee Benefits

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

The components of the Company’s defined benefit pension plans are as follows:
	December 31
	2005	2004
Accumulated benefit obligation	$29,383	$24,956

Change in benefit obligation:
Benefit obligation at beginning of year	$26,115	$24,159
Service cost	1,061	1,073
Interest cost	1,516	1,490
Actuarial losses	6,064	480
Foreign currency exchange rate impact	45	102
Benefits paid	(1,638)	(1,189)
Benefit obligation at end of year	$33,163	$26,115

Change in plan assets:
Fair value of plan assets at beginning of year	$20,948	$18,415
Actual return on plan assets	1,874	2,022
Foreign currency exchange rate impact	32	95
Company contributions	1,612	1,605
Benefits paid	(1,638)	(1,189)
Fair value of plan assets at end of year	$22,828	$20,948

Funded status of the plans	$(10,335)	$(5,167)
Unrecognized net actuarial losses	13,479	7,813
Unrecognized initial net obligation	41	110
Foreign currency exchange rate impact	36	61
Unamortized prior service cost	111	120
Net prepaid benefit cost	$3,332	$2,937

Amounts recognized in the balance sheet consist of the following:
Prepaid benefit cost	$3,968	$3,857
Accrued benefit liability	(10,522)	(7,356)
Intangible asset	159	175
Cumulative other comprehensive loss	9,727	6,261
Net amount recognized	$3,332	$2,937

Amounts applicable to the Company’s under-funded pension plans at December 31, 2005 and 2004 are as follows:

	December 31
	2005	2004
Projected benefit obligation	$33,163	$26,115
Accumulated benefit obligation	$29,383	$24,956
Fair value of plan assets	$22,828	$20,948
Amounts recognized as accrued benefit liabilities	$10,522	$7,943
Amounts recognized as intangible asset	$159	$175

	Year ended December 31
	2005	2004	2003
Components of net periodic pension cost:
Service cost	$1,061	$1,073	$840
Interest cost	1,516	1,490	1,329
Expected return on plan assets	(1,813)	(1,610)	(1,269)
Amortization of prior service cost	9	74	71
Contractual termination benefit cost			1,836
Pension settlement/curtailment	194		386
Recognized net actuarial loss	266	251	362
	$1,233	$1,278	$3,555

The plans’ assets are primarily invested in equity and fixed income securities. In addition, one of the Company’s defined benefit plans also contains investments in the Company’s stock. As of December 31, 2005, 60,000 shares of the Company’s Class A common stock were held by a defined benefit plan at a cost of $717. The market value of such investment as of December 31, 2005, was $800. The Company does not pay dividends on its Class A common stock.

The weighted-average asset allocation of all defined benefit plans at December 31, 2005 and 2004, by asset category are as follows:

	December 31
	2005	2004
Asset Category
Equity securities	74%	73%
Debt securities	20%	21%
Hawk Corporation common stock	4%	3%
Other	2%	3%
Total	100%	100%

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

The following assumptions were used in accounting for the defined benefit plans:

	2005	2004	2003
Weighted average rates used to compute the projected benefit obligation as of December 31:
Discount rate	5.50%	6.00%	6.25%
Rate of compensation increase	3.04%	3.04%	3.03%

Weighted average rates used to determine the net periodic benefit cost for the years ended December 31:
Discount rate	6.00%	6.25%	6.75%
Rate of compensation increase	3.06%	3.02%	3.02%
Expected long-term return on plan assets	8.60%	8.57%	8.59%

The measurement date used to determine the pension benefit measurements for all plans in all periods presented is December 31. The Company has reviewed historical rates of return specific to its respective plans to determine the expected long-term rate of return on assets.

The Company previously disclosed in its financial statements for the year ended December 31, 2004 that is expected to contribute $1,842 on a cash basis to its defined benefit pension plans in 2005.  As of December 31, 2005, $1,606 of the contribution has been made.  The Company will contribute an additional $268 to fund its pension plans in 2006 for the 2005 plan year for a total of $1,874 based on the revised contribution expectation provided by its third party actuary.

     Estimated benefit payments for the next five years and in the aggregate for the five years thereafter are:

Year	Benefit Payments
2006	$1,361
2007	$1,457
2008	$1,447
2009	$1,502
2010	$1,560
2011-2015	$9,303

The Company also sponsors several defined contribution plans which provide voluntary employee contributions and, in certain plans, matching and discretionary employer contributions. Aggregate defined contribution plan expenses were approximately $1,217 in 2005, which included $705 in discretionary employer contributions, $1,497 in 2004, which included $1,029 in discretionary employer contributions and $1,272 in 2003, which included $992 in discretionary employer contributions.

11. Lease Obligations

The Company has capital lease commitments for buildings, machinery and equipment. Assets recorded under capital lease agreements included in property, plant and equipment consist of the following:

	December 31
	2005	2004
Buildings and improvements	$969	$1,107
Machinery and equipment	1,012	1,119
Gross assets under capital lease	1,981	2,226
Accumulated amortization	752	521
Net assets under capital lease	$1,229	$1,705

Amortization of assets recorded under capital leases is included with depreciation expense. Future minimum annual rentals are: 2006 — $182; 2007 — $123; 2008 — $53; 2009 — $ ; and thereafter — $0. Amount representing interest is $22. Total capital lease obligations are included in other long-term debt.

The Company leases certain office and warehouse facilities and equipment under operating leases. Certain of these operating leases provide the Company with a renewal option after the initial lease term. Rental expense was recognized on a straight-line basis over the lease term in accordance with FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, was approximately $4,522 in 2005, $2,594 in 2004, and $2,212 in 2003. The increase in rental expense for 2005 was due to the opening of the Tulsa facility. The initial lease term of this facility is 15 years beginning 1/1/2005 with a minimum lease commitment of $20,942. The Company has the option to renew the lease for two additional five year terms. The first 18 months of the lease is a rent holiday.

All leasehold improvements are being amortized over the original lease term. Future non-cancelable minimum lease commitments under these agreements that have an original or existing term in excess of one year as of December 31, 2005 are as follows: 2006 — $2,860; 2007 — $2,859; 2008 — $2,729; 2009 — $2,602; 2010 — $3,912;and thereafter — $16,746.

12. Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following:

	Year ended December 31
	2005	2004	2003
Current:
Federal
State and local	$232	$744	$45
Foreign	2,929	3,630	1,885
	3,161	4,374	1,930
Deferred:
Federal	(3,099)	(1,248)	(1,059)
State and local	(503)	(135)	(12)
Foreign	642	(92)	(4)
	(2,960)	(1,475)	(1,075)
Total income tax provision	$201	$2,899	$855

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2005	2004
Deferred tax assets:
NOL and AMT carryforward	$10,607	$6,735
Accrued vacation	601	627
Employee benefits	2,494	2,459
Other accruals	3,039	3,521
Inventory	2,037	1,320
Total deferred tax assets	18,778	14,662
Deferred tax liabilities:
Tax over book depreciation	11,068	10,909
Tax over book amortization	2,834	1,964
Foreign leased property	339	353
Debt financing costs		28
Other	76	456
Total deferred tax liabilities	14,317	13,710
Net deferred tax assets	$4,461	$952

As of December 31, 2005 and 2004 the Company had net U.S. federal operating loss (NOL) carryforwards of $27,527 and $16,449, respectively. The NOL carryforwards expire beginning in 2023. At December 31, 2005 and 2004, the Company had alternative minimum tax (AMT) credit carryforwards of $972, respectively for both years. The AMT carryforwards have no date of expiration.

Although the Company is in a net deferred tax asset position at December 31, 2005, it has been determined that a valuation allowance is not required. SFAS No. 109, Accounting for Income Taxes, (SFAS 109) provides certain guidelines to follow in making the determination of the need for a valuation allowance. The Company must show that taxable income is available for future periods sufficient to realize the benefits of temporary differences and carryforwards to not record an allowance. The Company has identified certain tax-planning strategies which, if implemented, would enable the Company to realize the aforementioned tax benefits. Tax planning strategies are one of the four acceptable sources of taxable income allowable under SFAS 109 and, therefore, the Company has determined that no valuation allowance is required as of December 31, 2005.

The provision for income taxes from continuing operations differs from the amounts computed by applying the federal statutory rate as follows:

	December 31
	2005	2004	2003
Income tax (benefit) expense at federal statutory rate	$(413)	$1,534	$142
State and local tax, net of federal tax benefit	(176)	396	21
Nondeductible intangible amortization	38	53	60
Taxes on foreign income which differs from United States statutory rate	595	505	560
Foreign tax withholding	183	294	87
Adjustment to worldwide tax accrual and other	(26)	117	(15)
Provision for income taxes	$201	$2,899	$855

The following table illustrates the domestic and foreign components of the Company’s income (loss) from continuing operations before income taxes:

	Year ended December 31
	2005	2004	2003
(Loss) income from continuing operations before income taxes:
Domestic	$(9,163)	$(2,911)	$(2,185)
Foreign	7,988	7,295	2,591
As reported	$(1,175)	$4,384	$406

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $17,453 and $13,026 at December 31, 2005 and 2004. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. The Company cannot determine in any practical manner the amount of income tax liability that would result if such earnings would be repatriated. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, which may be offset by foreign tax credits, and withholding taxes payable to various foreign countries.

The Company has decided not to elect the application of the American Jobs Creation Act of 2004 (the Act) as it relates to the Foreign Earnings Repatriation provision. This provision provides for a one year opportunity in which the Company is allowed to repatriate foreign earnings at a reduced tax rate. In accordance with the provision of the Act, the Company had deferred the repatriation provisions until the year beginning January 1, 2005. Due to the company’s current tax position, it was determined that the repatriation provisions would not be utilized. The Act also established a tax deduction for qualified production activities effective January 1, 2005. The Company intends to evaluate the applicability of the deduction for qualified production activities during the 2006 tax year; however, due to NOL’s available to the Company, it is not anticipated that the deduction will be implemented during 2006.

On June 30, 2005, the Governor of Ohio signed House Bill 66 into law which significantly changed the corporate tax structure in Ohio. The major provisions of the bill include phasing-out the Ohio Franchise Tax and phasing-in a Commercial Activities Tax. The tax changes have been included and did not have a material effect on the Company’s tax provision for the year ended December 31, 2005.

13. (Loss) Earnings Per Share

Basic and diluted (loss) earnings per share are computed as follows:

	Year Ended December 31
	2005	2004	2003
(Loss) income from continuing operations, after income taxes	$(1,376)	$1,485	$(449)
Less: Preferred stock dividends	148	150	150
(Loss) income from continuing operations, after income taxes available to common shareholders	$(1,524)	$1,335	$(599)

Net (loss) income	$(1,344)	$1,141	$(5,422)
Less: Preferred stock dividends	148	150	150
Net (loss) income available to common shareholders	$(1,492)	$991	$(5,572)

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	8,869	8,691	8,571
Diluted:
Basic weighted average shares outstanding	8,869	8,691	8,571
Dilutive effect of stock options (1)		281
Diluted weighted average shares outstanding	8,869	8,972	8,571

(Loss) earnings per share:
Basic (loss) earnings from continuing operations, after income taxes	$(.17)	$.15	$(.07)
Discontinued operations		(.04)	(.58)
Net (loss) earnings per basic share	$(.17)	$.11	$(.65)

Diluted (loss) earnings from continuing operations, after income taxes	$(.17)	$.15	$(.07)
Discontinued operations		(.04)	(.58)
Net (loss) earnings per diluted share	$(.17)	$.11	$(.65)

(1) All outstanding stock options at December 31, 2005 and December 31, 2003 are antidilutive.

14. Related Parties

In July 1995, two of the Company’s senior executive officers were issued interest-bearing notes by the Company in the amount of $1,604, enabling them to repay certain indebtedness incurred by them with respect to an acquisition. The notes bore interest at the prime rate. The notes were due and payable on July 1, 2005. In May 1998, $604 of the principal balance of the notes was repaid by the senior executive officers. On January 30, 2004, the compensation committee of the Company’s Board of Directors approved the forgiveness of the shareholder notes of these two senior executive officers by July 1, 2005 if specific operating targets were achieved. As a result of the achievement of those targets, the compensation committee forgave $400 in shareholder notes as of March 31, 2004. In addition, the Board of Directors awarded $332 to the senior executive officers to pay the taxes associated with the forgiveness of this portion of their debt. The remaining $600 of the shareholder notes was forgiven by the compensation committee of the Company’s Board of Directors as of March 31, 2005 based on the achievement of similar specified operating targets. In addition, the Board of Directors awarded $500 to the senior executive officers to pay the taxes associated with the forgiveness of this portion of their debt. As of December 31, 2005, there are no shareholder notes outstanding. The forgiveness of the shareholder notes and the associated taxes were reported as compensation expense and included in Selling, technical and administrative expenses in the Company’s Consolidated Statement of Operations.

15. Business Segments

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

The performance racing segment engineers, manufactures and markets premium branded clutch, transmissions and driveline systems. The Company, through this segment, targets leading teams in the National Association for Stock Car Auto Racing (NASCAR), the American LeMans Racing Series (ALMS), and for the weekend enthusiasts in the Sports Car Club of America (SCCA) and other road racing and oval track competition cars.

Information by segment is as follows:
	Year ended December 31
	2005	2004	2003
Net sales to external customers:
Friction products	$167,059	$148,242	$121,569
Precision components (1)	83,576	78,629	68,123
Performance racing	14,799	14,317	12,859
Consolidated	$265,434	$241,188	$202,551

Depreciation and amortization: (2)
Friction products	$6,955	$6,792	$7,135
Precision components (1)	4,259	3,791	3,511
Performance racing	229	210	227
Consolidated	$11,443	$10,793	$10,873

Gross profit:
Friction products	$33,661	$36,483	$29,510
Precision components (1)	15,760	16,605	14,458
Performance racing	3,000	3,438	3,401
Consolidated	$52,421	$56,526	$47,369

Income (loss) from operations:
Friction products	$5,652	$13,051	$8,284
Precision components (1)	4,131	3,508	2,254
Performance racing	(508)	711	380
Consolidated	$9,275	$17,270	$10,918

Capital expenditures: (including capital leases):
Friction products	$7,482	$9,126	$5,151
Precision components (1)	6,465	8,983	5,889
Performance racing	285	188	183
Consolidated	$14,232	$18,297	$11,223

	December 31
	2005	2004
Total assets:
Friction products	$121,128	$116,684
Precision components (1)	89,210	87,094
Performance racing	12,257	12,589
Continuing operations	222,595	216,367
Discontinued operations	3,633	4,499
Consolidated	$226,228	$220,866
____________
(1)
A line of business formerly associated with the Company’s motors segment, which was discontinued as of December 31, 2003, was retained by the Company and production was transferred to a facility within the Company’s precision components segment effective July 1, 2004. Net sales from this line of business were $802 through the date of transfer effective July 1, 2004, and $1,235 for the year ended December 31, 2003. All prior periods have been reclassified to reflect this change.

(2)
Depreciation and amortization outlined in this table does not include deferred financing amortization of $435 in 2005, $387 in 2004, and $801 in 2003, which is included in Interest expense on the Statement of Operations.

Geographic information for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005			2004			2003
	Domestic Operations	Foreign Operations	Total	Domestic Operations	Foreign Operations	Total	Domestic Operations	Foreign Operations	Total
	(In thousands)
Net sales	$209,578	$55,856	$265,434	$192,836	$48,352	$241,188	$165,451	$37,100	$202,551
Income from operations	508	8,767	9,275	10,298	6,972	17,270	7,818	3,100	10,918
Discontinued operations, net of tax		32	32	(662)	318	(344)	(620)	(4,353)	(4,973)
Net (loss) income	(6,091)	4,747	(1,344)	(2,019)	3,160	1,141	(1,866)	(3,556)	(5,422)
Total assets of continuing operations	$183,513	$39,082	$222,595	$176,269	$36,249	$212,518	$159,406	$29,841	$189,247

The Company has continuing foreign operations in Canada, Italy, and China.

The following section discloses adjusted income from operations for each business segment. This disclosure differs from income from operations, the most directly comparable measure calculated in accordance with GAAP. A reconciliation of this financial measure to the most comparable GAAP measure is included in the table below.

Reconciliation of Adjusted income from operations to Income from operations determined in accordance with GAAP:

	Years ended
	2005	2004	2003
(Loss) income from operations - Friction products:	$5,652	$13,051	$8,284
Restructuring costs	5,464	1,117
Employee benefit curtailment (income) expense	(424)		1,920
Loan forgiveness costs	593	389
Adjusted income from operations - Friction products	$11,285	$14,557	$10,204
Income from operations - Precision components:	$4,131	$3,508	$2,254
Loan forgiveness costs	443	300
Adjusted income from operations - Precision components	$4,574	$3,808	$2,254
(Loss) income from operations - Performance racing:	$(508)	$711	$380
Loan forgiveness costs	64	43
Adjusted (loss) income from operations - Performance racing	$(444)	$754	$380

     We have presented this non-GAAP financial measure because we believe that meaningful analysis of our financial performance is enhanced by an understanding of isolated factors underlying that performance. In addition, our chief operating decision makers use this measure in monitoring and evaluating both our overall performance and the ongoing performance of each of our business segments. This non-GAAP financial measure should not be considered an alternative to measures required by GAAP. Refer to the section “Non-GAAP Financial Measure” in the MD&A section of Form 10-K for more detailed disclosure.

16. Supplemental Guarantor Information

Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the senior notes. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.

The following supplemental consolidating condensed financial statements present:

•
Consolidating condensed balance sheets as of December 31, 2005 and December 31, 2004, consolidating condensed statements of income for the years ended December 31, 2005, 2004 and 2003 and consolidating condensed statements of cash flows for the years ended December 31, 2005, 2004 and 2003.

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

Supplemental Consolidating Condensed
Balance Sheet

	December 31, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Assets
Current assets:
Cash and cash equivalents	$229	$45	$6,837		$7,111
Accounts receivable, net		25,989	10,236		36,225
Inventories	(716)	37,119	10,543	$(567)	46,379
Deferred income taxes	4,112		318		4,430
Taxes receivable	347				347
Assets held for sale		1,644			1,644
Other current assets	1,258	2,481	2,038	(117)	5,660
Current assets of discontinued operations		5	3,628		3,633
Total current assets	5,230	67,283	33,600	(684)	105,429
Investment in subsidiaries	793			(793)
Inter-company advances, net	(800)	2,593	(1,793)
Property, plant and equipment, net		60,856	10,062		70,918
Other assets:
Goodwill and other intangible assets	286	40,644			40,930
Other	916	8,034	897	(896)	8,951
Total other assets	1,202	48,678	897	(896)	49,881
Total assets	$6,425	$179,410	$42,766	$(2,373)	$226,228
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$20,620	$9,824		$30,444
Accrued compensation	$286	3,987	1,829		6,102
Accrued interest	4,863		32		4,895
Accrued taxes	603	197	37	$(173)	664
Other accrued expenses	1,203	6,164	601		7,968
Short-term debt			1,386		1,386
Current portion of long-term debt		165	142		307
Current liabilities of discontinued operations		67	3,267		3,334
Total current liabilities	6,955	31,200	17,118	(173)	55,100
Long-term liabilities:
Long-term debt	115,041	689	162		115,892
Deferred income taxes			885		885
Other		10,156	3,479		13,635
Inter-company advances, net	(186,777)	178,420	8,846	(489)
Total long-term liabilities	(71,736)	189,265	13,372	(489)	130,412
Shareholders’ equity	71,206	(41,055)	12,276	(1,711)	40,716
Total liabilities and shareholders’ equity	$6,425	$179,410	$42,766	$(2,373)	$226,228

Supplemental Consolidating Condensed
Balance Sheet

	December 31, 2004
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$1,967	$49	$4,769		$6,785
Accounts receivable, net		26,491	12,553		39,044
Inventories	(974)	31,316	12,081	$(873)	41,550
Deferred income taxes	3,698		885		4,583
Taxes receivable	373				373
Other current assets	1,809	1,771	480		4,060
Current assets of discontinued operations		84	4,415		4,499
Total current assets	6,873	59,711	35,183	(873)	100,894
Investment in subsidiaries	793			(793)
Inter-company advances, net	162	2,531	(4,970)	2,277
Property, plant and equipment, net		60,299	9,729		70,028
Other assets:
Goodwill and other intangible assets	72	41,593			41,665
Other	228	8,341	720	(1,010)	8,279
Total other assets	300	49,934	720	(1,010)	49,944
Total assets	$8,128	$172,475	$40,662	$(399)	$220,866
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$15,749	$9,805		$25,554
Accrued compensation	$1,395	5,052	1,726		8,173
Accrued interest	1,623		7		1,630
Accrued taxes	778	408	2,077	$(386)	2,877
Other accrued expenses	1,840	3,993	(236)		5,597
Short-term debt			980		980
Current portion of long-term debt		362	277		639
Current liabilities of discontinued operations		257	4,040		4,297
Total current liabilities	5,636	25,821	18,676	(386)	49,747
Long-term liabilities:
Long-term debt	110,000	887	515		111,402
Deferred income taxes	2,820		810		3,631
Other	313	7,920	2,826		11,059
Inter-company advances, net	(180,565)	170,490	8,388	1,688
Total long-term liabilities	(67,432)	179,297	12,539	1,688	126,092
Shareholders’ equity	69,924	(32,643)	9,447	(1,701)	45,027
Total liabilities and shareholders’ equity	$8,128	$172,475	$40,662	$(399)	$220,866

Supplemental Consolidating Condensed
Statement of Operations

	Year ended December 31, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$211,487	$65,242	$(11,295)	$265,434
Cost of sales		173,709	50,599	(11,295)	213,013
Gross profit		37,778	14,643		52,421
Operating expenses:
Selling, technical and administrative expenses	$1,005	30,993	5,876		37,874
Restructuring costs		4,962			4,962
Employee benefit curtailment		(424)			(424)
Amortization of intangibles		734			734
Total operating expenses	1,005	36,265	5,876		43,146
(Loss) income from operations	(1,005)	1,513	8,767		9,275
Interest income (expense), net	3,577	(14,017)	(108)		(10,548)
Income from equity investee	(2,394)	4,744		(2,350)
Other (expense) income, net	(34)	678	(546)		98
Income (loss) from continuing operations before income taxes	144	(7,082)	8,113	(2,350)	(1,175)
Income tax provision (benefit)	1,488	(4,684)	3,397		201
(Loss) income from continuing operations, after income taxes	(1,344)	(2,398)	4,716	(2,350)	(1,376)
Discontinued operations, net of tax		4	28		32
Net (loss) income	$(1,344)	$(2,394)	$4,744	$(2,350)	$(1,344)

Supplemental Consolidating Condensed
Statement of Operations

	Year ended December 31, 2004
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$195,942	$56,361	$(11,115)	$241,188
Cost of sales	$42	151,744	43,991	(11,115)	184,662
Gross profit	(42)	44,198	12,370		56,526
Expenses:
Selling, technical and administrative expenses	406	31,589	5,410		37,405
Restructuring costs		1,117			1,117
Amortization of finite-lived intangible assets		734			734
Total operating expenses	406	33,440	5,410		39,256
(Loss) income from operations	(448)	10,758	6,960		17,270
Interest income (expense), net	3,666	(13,777)	(100)		(10,211)
Exchange offer costs	(1,464)	(967)			(2,431)
Income from equity investee	748	3,160		(3,908)
Other (expense) income, net	(172)	702	(774)		(244)
Income (loss) from continuing operations before income taxes	2,330	(124)	6,086	(3,908)	4,384
Income tax provision (benefit)	1,189	(1,534)	3,244		2,899
Income before discontinued operations	1,141	1,410	2,842	(3,908)	1,485
Discontinued operations, net of tax		(662)	318		(344)
Net income	$1,141	$748	$3,160	$(3,908)	$1,141

Supplemental Consolidating Condensed
Statement of Operations

	Year ended December 31, 2003
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$169,770	$42,289	$(9,508)	$202,551
Cost of sales		129,655	34,833	(9,306)	155,182
Gross profit		40,115	7,456	(202)	47,369
Expenses:
Selling, technical and administrative expenses	$(229)	29,604	4,356		33,731
Pension curtailment and contractual termination benefit costs		1,920			1,920
Amortization of finite-lived intangible assets	9	791			800
Total expenses	(220)	32,315	4,356		36,451
Income from operations	220	7,800	3,100	(202)	10,918
Interest income (expense), net	3,556	(13,778)	(473)		(10,695)
Loss from equity investee	(9,001)	(3,556)		12,557
Other (expense) income, net	(278)	497	(36)		183
(Loss) income from continuing operations before income taxes	(5,503)	(9,037)	2,591	12,355	406
Income tax (benefit) provision	(201)	(656)	1,794	(82)	855
(Loss) income before discontinued operations	(5,302)	(8,381)	797	12,437	(449)
Discontinued operations, net of tax		(620)	(4,353)		(4,973)
Net loss	$(5,302)	$(9,001)	$(3,556)	$12,437	$(5,422)

Supplemental Consolidating Condensed
Cash Flow Statement

	Year ended December 31, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(7,145)	$12,163	$4,961		$9,979
Net cash (used in) provided by operating activities of discontinued operations			(85)		(85)
Cash flows from investing activities:
Purchases of property, plant and equipment		(12,088)	(2,144)		(14,232)
Proceeds from sale or property, plant and equipment		92	12		104
Net cash used in investing activities of continuing operations		(11,996)	(2,132)		(14,128)
Net cash used in investing activities of discontinued operations			(44)		(44)
Cash flows from financing activities:
Proceeds on short-term debt			899		899
Payments on short-term debt		(138)	(802)		(940)
Proceeds from long-term debt	84,095	150			84,245
Payments on long-term debt	(79,276)	(183)	(151)		(79,610)
Net proceeds from exercise of stock options	736				736
Payments of preferred stock dividends	(148)				(148)
Net cash provided by (used in) financing activities of continuing operations	5,407	(171)	(54)		5,182
Effect of exchange rate changes on cash			(578)		(578)
Net cash (used in) provided by continuing operations	(1,738)	(4)	2,197		455
Net cash (used in) provided by discontinued operations			(129)		(129)
Net (decrease) increase in cash and cash equivalents	(1,738)	(4)	2,068		326
Cash and cash equivalents, at beginning of period	1,967	49	4,769		6,785
Cash and cash equivalents, at end of period	$229	$45	$6,837		$7,111

Supplemental Consolidating Condensed
Cash Flow Statement

	Year ended December 31, 2004
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliinations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(15,678)	$18,172	$3,522		$6,016
Net cash (used in) provided by operating activities of discontinued operations		(1,084)	1,452		368
Cash flows from investing activities:
Proceeds from sale of assets		881			881
Purchases of property, plant and equipment		(16,691)	(1,606)		(18,297)
Net cash used in investing activities of continuing operations		(15,810)	(1,606)		(17,416)
Net cash used in investing activities of discontinued operations			(173)		(173)
Cash flows from financing activities:
Deferred financing	(4,096)				(4,096)
Payments on short-term debt			(342)		(342)
Payments on long-term debt		(1,358)	(271)		(1,629)
Payment on Bank Facility	(13,355)				(13,355)
Proceeds from Bank Facility	13,575				13,575
Proceeds from Senior Notes	110,000				110,000
Payment on Old Senior Notes	(66,267)				(66,267)
Proceeds from Old Bank Facility	92,336				92,336
Payments on Old Bank Facility	(116,395)				(116,395)
Proceeds from exercise of stock options	679				679
Payments of preferred stock dividends	(150)				(150)
Net cash provided by (used in) financing activities of continuing operations	16,327	(1,358)	(613)		14,356
Effect of exchange rate changes on cash			269		269
Net cash provided by continuing operations	649	1,004	1,572		3,225
Net cash (used in) provided by discontinued operations		(1,084)	1,279		195
Net increase (decrease) in cash and cash equivalents	649	(80)	2,851		3,420
Cash and cash equivalents, at beginning of period	1,318	129	1,918		3,365
Cash and cash equivalents, at end of period	$1,967	$49	$4,769		$6,785

Supplemental Consolidating Condensed
Cash Flow Statement

	Year ended December 31, 2003
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities of continuing operations	$13,890	$8,982	$913		$23,785
Net cash provided by operating activities of discontinued operations		912	1,387		2,299
Cash flows from investing activities:
Proceeds from sale of assets		568			568
Purchases of property, plant and equipment		(7,818)	(2,859)		(10,677)
Net cash used in investing activities of continuing operations		(7,250)	(2,859)		(10,109)
Net cash used in investing activities of discontinued operations		(116)	(192)		(308)
Cash flows from financing activities:
Proceeds from short-term debt			1,326		1,326
Proceeds from long-term debt		25	478		503
Payments on long-term debt		(2,775)	(185)		(2,960)
Payment on Old Senior Notes	(583)				(583)
Proceeds from Old Bank Facility	68,173				68,173
Payments on Old Bank Facility	(80,441)				(80,441)
Proceeds from exercise of stock options	59				59
Payments of preferred stock dividends	(150)				(150)
Net cash provided by (used in) financing activities of continuing operations	(12,942)	(2,750)	1,619		(14,073)
Effect of exchange rate changes on cash			69		69
Net cash (used in) provided by continuing operations	948	(1,018)	(258)		(328)
Net cash provided by discontinued operations		796	1,195		1,991
Net increase (decrease) in cash and cash equivalents	948	(222)	937		1,663
Cash and cash equivalents, at beginning of period	370	351	981		1,702
Cash and cash equivalents, at end of period	$1,318	$129	$1,918		$3,365

16. Summary of Quarterly Results of Operations (Unaudited)

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Net sales	$72,071	$70,874	$62,808	$59,681	$60,295	$63,376	$59,367	$58,150
Gross profit	18,686	17,518	9,856	6,361	15,724	15,761	13,639	11,402
Income (loss) from continuing operations	1,871	1,667	(1,707)	(3,209)	1,755	1,467	1,051	(2,788)
Discontinued operations, net of tax	73	38	14	(93)	5	4	(424)	71
Net income (loss)	$1,944	$1,705	$(1,693)	$(3,300)	$1,760	$1,471	$627	$(2,717)
Basic earnings (loss) per share:
Earnings (loss) per share from continuing operations	$.21	$.18	$(.19)	$(.36)	$.20	$.16	$.12	$(.32)
Discontinued operations	.01	.00	.00	(.01)	.00	.00	(.05)	.01
Net earnings (loss) per basic share	$.22	$.18	$(.19)	$(.37)	$.20	$.16	$.07	$(.31)
Diluted earnings (loss) per share:
Earnings (loss) per share from continuing operations	$.20	$.17	$(.19)	$(.36)	$.20	$.16	$.11	$(.32)
Discontinued operations	.01	.00	.00	(.01)	.00	.00	(.05)	.01
Net earnings (loss) per diluted share	$.21	$.17	$(.19)	$(.37)	$.20	$.16	$.06	$(.31)

Schedule II - Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Year ended December 31, 2005:
Allowance for uncollectible accounts	$970	$482	$404(1)	$1,046
Slow moving and obsolete inventory reserve	2,546	1,320	492(2)	3,375

Year ended December 31, 2004:
Allowance for uncollectible accounts	$429	$787	$246(1)	$970
Slow moving and obsolete inventory reserve	2,462	720	635(2)	2,546

Year ended December 31, 2003:
Allowance for uncollectible accounts	$502	$397	$471(1)	$429
Slow moving and obsolete inventory reserve	2,285	784	607(2)	2,462

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Inventory items written off against the reserve account

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Vice President - Finance. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Vice President - Finance each concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Hawk, including our consolidated subsidiaries, required to be included in reports we file with or submit to the SEC under the Securities Exchange Act of 1934. We continue to evaluate the need for improvements in our disclosure controls and procedures, including further formalizing our processes, procedures and policies.

Changes in Internal Control. There have been no changes in our internal controls over financial reporting during the most recent fiscal quarter that are judged to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 22, 2006, Norman C. Harbert, Chairman Emeritus and Founder, advised Hawk that Norman C. Harbert and Northern Trust Securities, Inc. amended and modified the sales plan between the parties, in the form of the agreement filed as exhibit 10.15 to this Form 10-K, designed to comply with Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended. The amended sales plan provides for the sale of a total of 60,000 of Hawk’s common stock to be completed in quarterly installments of specified share amounts provided that Hawk’s common stock on the date of sale is less than the average per share closing price on the ten trading days immediately preceding the date of sale. In the event all of the shares under the sales plan are sold, Mr. Harbert will continue to beneficially own 1,131,475 shares of Hawk’s common stock.

On March 27, 2005, Hawk announced the creation of a new position, Vice President of Manufacturing Innovation. The position will initially be filled, on an acting basis, by Christopher DiSantis who is currently President of our precision components segment. Mr. DiSantis’ focus will be completion of the operational ramp-up of the new manufacturing plant in Tulsa.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the Registrant’s definitive Proxy Statement relating to its 2006 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Structure and Practices of the Board of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.” This Proxy Statement will be filed with the SEC prior to April 30, 2006.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees worldwide. The Code of Ethics is available on our website at www.hawkcorp.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption “Executive Compensation and Other Information” in the Proxy Statement and is incorporated herein by reference. This Proxy Statement will be filed with the SEC prior to April 30, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information at December 31, 2005

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a) (c)
Equity compensation plans approved by security holders	729,916	$4.85	106,103
Equity compensation plans not approved by security holders	0		0
Total	729,916	$4.85	106,103

For additional information regarding our equity compensation plans, see “Note 8 — Employee Stock Option Plan” in the accompanying audited consolidated financial statements of this Form 10-K.

Additional information required by Item 12 is contained under the caption “Principal Stockholders” in the Proxy Statement and is incorporated herein by reference. This Proxy Statement will be filed with the SEC prior to April 30, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is contained under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference. This Proxy Statement will be filed with the SEC prior to April 30, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is contained under the caption “Audit Committee Report — Principal Accountant Fees and Services” in the Proxy Statement and is incorporated herein by reference. This Proxy Statement will be filed with the SEC prior to April 30, 2006.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedule

The following consolidated financial statements of Hawk Corporation are included in Item 8:

(i) Consolidated Balance Sheets at December 31, 2005 and 2004

(ii) Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

(iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003

(iv) Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

(v) Notes to Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003

(vi) Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003

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

10.15*	Amended and Restated Common Stock Selling Plan of Norman C. Harbert pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, dated March 22, 2006

10.16
Amended and Restated Employment Agreement, dated as of December 31, 2001, by and among the Company, Friction Products Co. and Ronald E. Weinberg (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001 as filed with the Securities and Exchange Commission)

10.17
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of March 3, 2004, by and among the Company, Friction Products Co. and Ronald E. Weinberg (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission)

10.18
Amended and Restated Employment Agreement, dated as of December 31, 2001, by and among the Company, Friction Products Co. and Norman C. Harbert (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001 as filed with the Securities and Exchange Commission)

10.19
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

10.22
Agreement of Employment, Confidentiality and Non-Competition, dated January 27, 2000, between Friction Products Co. and Steven J. Campbell Securities (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission)

10.23
First Amendment to Agreement of Employment, Confidentiality and Non-Competition, dated October 5, 2004, between Friction Products Co. and Steven J. Campbell (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission)

10.24
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

____________
* Filed or Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWK CORPORATION

By: /s/ JOSEPH J. LEVANDUSKI
Joseph J. Levanduski
Chief Financial Officer

Date: March 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Ronald E. Weinberg	Chairman of the Board, Chief Executive	March 29, 2006
Ronald E. Weinberg	Officer, President and Director
(principal executive officer)

/s/ Norman C. Harbert	Chairman Emeritus,	March 29, 2006
Norman C. Harbert	Founder and Director

/s/ Joseph J. Levanduski	Chief Financial Officer	March 29, 2006
Joseph J. Levanduski	(principal financial and accounting officer)

/s/ Byron S. Krantz	Secretary and Director	March 29, 2006
Byron S. Krantz

/s/ Paul R. Bishop	Director	March 29, 2006
Paul R. Bishop

/s/ Jack F. Kemp	Director	March 29, 2006
Jack F. Kemp

/s/ Dan T. Moore, III	Director	March 29, 2006
Dan T. Moore, III

/s/ Andrew T. Berlin	Director	March 29, 2006
Andrew T. Berlin