Form 10-Q
period 2006-03-31
HAWK CORP
filed 2006-05-15
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of May 1, 2006, the Registrant had the following number of shares of common stock outstanding:

Class A Common Stock, $0.01 par value:	9,004,434
Class B Common Stock, $0.01 par value:	None (0)

As used in this Form 10-Q, the terms “Company,” “Hawk,” “Registrant,” “we,” “us,” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of March 31, 2006.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, except share data)

	March 31	December 31
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$9,055	$7,111
Accounts receivable, less allowance of $1,287 in 2006 and $1,046 in 2005	47,093	36,225
Inventories:
Raw materials and work-in-process	32,117	28,314
Finished products	17,376	18,065
Total inventories	49,493	46,379
Deferred income taxes	4,576	4,430
Taxes receivable	347	347
Assets held for sale	1,644	1,644
Other current assets	4,920	5,660
Assets of discontinued operations	3,910	3,633
Total current assets	121,038	105,429

Property, plant and equipment:
Land and improvements	1,345	1,340
Buildings and improvements	18,827	18,539
Machinery and equipment	129,212	126,201
Furniture and fixtures	9,775	9,365
Construction in progress	5,021	5,317
	164,180	160,762
Less accumulated depreciation	93,127	89,844
Total property, plant and equipment	71,053	70,918

Other assets:
Goodwill	32,495	32,495
Finite-lived intangible assets	8,309	8,435
Deferred income taxes	916	916
Other	7,921	8,035
Total other assets	49,641	49,881
Total assets	$241,732	$226,228

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued)
(In Thousands, except share data)

	March 31	December 31
	2006	2005
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$36,893	$30,444
Accrued compensation	6,023	6,102
Accrued interest	2,642	4,895
Accrued taxes	897	664
Other accrued expenses	7,844	7,968
Short-term debt	1,408	1,386
Current portion of long-term debt	272	307
Liabilities of discontinued operations	3,432	3,334
Total current liabilities	59,411	55,100

Long-term liabilities:
Long-term debt	126,053	115,892
Deferred income taxes	900	885
Pension liabilities	10,442	10,522
Other accrued expenses	3,244	3,113
Total long-term liabilities	140,639	130,412

Shareholders' equity
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; 8,989,427 and 8,935,659 outstanding in 2006 and 2005, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized none issued or outstanding
Additional paid-in capital	53,337	53,349
Retained deficit	(4,480)	(4,845)
Accumulated other comprehensive loss	(5,729)	(5,986)
Treasury stock, at cost, 198,323 and 252,091 shares in 2006 and 2005, respectively	(1,539)	(1,895)
Total shareholders' equity	41,682	40,716
Total liabilities and shareholders' equity	$241,732	$226,228

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, except per share data)

	March 31	March 31
	2006	2005
Net sales	$78,374	$72,071
Cost of sales	64,057	53,385
Gross profit	14,317	18,686

Operating expenses:
Selling, technical and administrative expenses	10,933	11,206
Restructuring costs		731
Amortization of finite-lived intangible assets	127	184
Total operating expenses	11,060	12,121
Income from operations	3,257	6,565

Interest expense	(2,812)	(2,616)
Interest income	9	10
Other expense (income), net	125	(151)
Income from continuing operations, before income taxes	579	3,808

Income tax provision	259	1,937

Income from continuing operations, after income taxes	320	1,871
Discontinued operations, net of tax of $45 in 2006 and $40 in 2005	84	73

Net income	$404	$1,944

Earnings per share:
Basic earnings per share:
Earnings from continuing operations, after income taxes	$0.03	$0.21
Discontinued operations	0.01	0.01
Net earnings per basic share	$0.04	$0.22

Diluted earning per share:
Earnings from continuing operations, after income taxes	$0.03	$0.20
Discontinued operations	0.01	0.01
Net earnings per diluted share	$0.04	$0.21

See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)
	March 31,	March 31,
	2006	2005
Cash flows from operating activities
Net income	$404	$1,944
Adjustments to reconcile net income to net cash used in operating activities:
Income from discontinued operations, net of tax	(84)	(73)
Depreciation and amortization	3,159	2,962
Loss on sale or disposal of fixed assets	303	227
Changes in operating assets and liabilites:
Accounts receivable	(10,721)	(8,332)
Inventories	(3,007)	(4,362)
Other assets	766	(723)
Accounts payable	6,940	6,389
Accrued expenses	(2,253)	1,404
Other liabilities and other	(100)	(227)
Net cash used in operating activities of continuing operations	(4,593)	(791)

Net cash used in operating activities of discontinued operations	(95)	(370)

Cash flows from investing activities
Purchases of property, plant and equipment	(3,906)	(4,220)
Proceeds from sale of property, plant and equipment	4
Net cash used in investing activities of continuing operations	(3,902)	(4,220)

Net cash used in investing activities of discontinued operations

Cash flows from financing activities
Proceeds from short-term debt	292
Payments on short-term debt	(276)
Proceeds from long-term debt	26,624	21,700
Payments on long-term debt	(16,473)	(16,963)
Stock options and issuance of treasury stock as compensation, net	344	231
Payments of preferred stock dividends	(37)	(38)
Net cash provided by financing activities of continuing operations	10,474	4,930
Net cash provided by financing activities of discontinued operations
Effect of exchange rate changes on cash	60	(150)
Net cash provided by (used in) continuing operations	2,039	(231)
Net cash used in discontinued operations	(95)	(370)
Net increase (decrease) in cash and cash equivalents	1,944	(601)
Cash and cash equivalents at beginning of period	7,111	6,785
Cash and cash equivalents at end of period	$9,055	$6,184

See notes to consolidated financial statements.

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2006
(In Thousands, except share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (Company) for the year ended December 31, 2005.

The Company through its business segments, designs, engineers, manufactures and markets specialized components used in a variety of industrial, commercial and aerospace applications.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.

Certain amounts have been reclassified to conform to the 2006 reporting presentation.

NOTE 2 - FINITE-LIVED INTANGIBLE ASSETS

The components of finite-lived intangible assets are as follows:

	March 31, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Product certifications	$20,820	$12,564	$8,256	$20,820	$12,441	$8,379
Other intangible assets	2,719	2,666	53	2,719	2,663	56
	$23,539	$15,230	$8,309	$23,539	$15,104	$8,435

Product certifications were acquired and valued based on the acquired company’s position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

The Company estimates that amortization expense for finite-lived intangible assets in 2006 will be approximately $500.

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income is as follows:
	Three months ended March 31
	2006	2005
Net income	$404	$1,944
Foreign currency translation income (loss)	257	(801)
Comprehensive income	$661	$1,143

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market. Cost includes materials, labor and overhead and is determined by the first-in, first-out (FIFO) method.

NOTE 5 - STOCK COMPENSATION PLAN

On January 1, 2006 the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (SFAS 123R), using the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption.  This method also requires that prior periods not be restated. The Company’s stock compensation plans provide for the granting up to 1,400,000 shares of common stock of the Company. Options generally vest over a five year period after the grant date and expire no more than ten years after grant. Prior to the adoption of SFAS 123R, the Company used the intrinsic-value based method to account for stock options and made no charges against earnings with respect to options granted.

The adoption of SFAS 123R reduced income before income taxes for the first quarter of 2006 by $47. No stock-based employee compensation cost is reflected in net income prior to the adoption of SFAS 123R, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148), the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123), in 2005:

Three months ended March 31, 2005
Net income as reported	$1,944
Employee stock-based compensation expense determined under fair value based methods, net of tax of $44	71
Pro forma net earnings	$1,873

Basic earnings per share:
As reported	$.22
Pro forma	$.21
Diluted earnings per share:
As reported	$.21
Pro forma	$.20

Stock-based option activity during the first quarter ended March 31, 2006 is as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	942,080	$5.13
Granted
Exercised	(50,856)	5.06
Forfeited or expired
Options outstanding at March 31, 2006	891,224	$5.14	6.2 yrs.	$4,580

Exercisable at March 31, 2006	699,260	$4.84	5.8 yrs.	$3,386

There were no options granted during the first quarter of 2006. Substantially all outstanding stock-based awards are expected to vest. Net cash proceeds from the exercise of stock options were $258 for the first quarter of 2006.

As of March 31, 2006 there was $298 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements under the Company’s stock compensation plans. The cost is expected to be recognized over the next four years.

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

The disposition of the Alton facility was completed in 2004. On March 29, 2006, the Company entered into an agreement to sell the Monterrey, Mexico operations contingent on several closing conditions and anticipates the closing to occur in the second quarter of 2006.

Operating results from discontinued operations are summarized as follows:

	Three months ended March 31
	2006	2005
Net sales	$2,445	$2,345

Income from operations before income taxes	$129	$113
Income tax expense	45	40
Income from operations, net of tax	$84	$73

The assets and liabilities of this segment, which have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, consist of the following at March 31, 2006 and December 31, 2005:

	March 31	December 31
	2006	2005
Accounts receivable	$2,650	$1,926
Inventory	324	490
Other current assets	608	889
Property, plant and equipment	328	328
Total assets of discontinued operations	$3,910	$3,633

Accounts payable	$3,246	$3,135
Other accrued expenses	186	199
Total liabilities of discontinued operations	$3,432	$3,334

NOTE 7 - RESTRUCTURING

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), which supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), the Company recorded liabilities for costs associated with exit or disposal activities, including restructuring costs, when the liability is incurred instead of at the date of commitment to an exit or disposal activity.

In the fourth quarter of 2003, the Company committed to a restructuring program to achieve cost savings and expand its friction products capacity by moving operations from its Brook Park, Ohio location to a new production facility in Tulsa, Oklahoma. During 2004, the Company substantially completed the construction of its new and larger, leased facility. During 2005, all manufacturing was transferred to Tulsa and the Brook Park operation was closed. Due to the completion of the restructuring in 2005, the Company did not incur any restructuring charges in the three months ended March 31, 2006 and does not anticipate incurring any restructuring charges for the remainder of the 2006. However, the Company continues to manage the integration during the current period. In the three months ended March 31, 2005, the Company incurred $731 of restructuring costs primarily related to planning, severance and moving costs related to the new production facility in Tulsa.

The following table sets forth the cash flow activity related to restructuring accrual for the three months ended March 31, 2006:

Restructuring cost accrual as of December 31, 2005	$473
Cash payments through March 31, 2006	374
Restructuring cost accrual as of March 31, 2006	$99

NOTE 8 - EMPLOYEE BENEFITS

A summary of the components of net periodic benefit cost of the Company's defined benefit pension plans for the three months ended March 31 is as follows:

	March 31
	2006	2005
Service cost - benefits earned during the period	$385	$265
Interest cost on projected benefit obligation	797	379
Expected return on plan assets	(903)	(453)
Amortization of prior service cost	2	2
Recognized net actuarial loss	225	67
Net periodic benefit cost	$506	$260

As of March 31, 2006, $380 of contributions have been made on a cash basis to the Company's defined benefit pension plans. Hawk presently anticipates contributing an additional $1,594 to fund its defined benefit pension plans in 2006 for a total of $1,974.

The Company will freeze one of its defined benefit pension plans effective May 31, 2006 as part of the Company's move to a common 401(k) retirement plan program for all non-union salary and hourly employees in the United States as of June 1, 2006. The Company expects to achieve a more predictable cost structure as a result of these changes.

NOTE 9 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

	Three months ended March 31
	2006	2005
Income from continuing operations, after income taxes	$320	$1,871
Less: Preferred stock dividends	38	38
Income from continuing operations, after income taxes available to common shareholders	$282	$1,833

Net income	$404	$1,944
Less: Preferred stock dividends	38	38
Net income available to common shareholders	$366	$1,906

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	8,948	8,806
Diluted:
Basic weighted average shares outstanding	8,948	8,806
Dilutive effect of stock options	565	426
Diluted weighted average shares outstanding	9,513	9,232

Earnings per share:
Basic earnings from continuing operations, after income taxes	$.03	$.21
Discontinued operations	.01	.01
Net earnings per basic share	$.04	$.22

Diluted earnings from continuing operations, after income taxes	$.03	$.20
Discontinued operations	.01	.01
Net earnings per diluted share	$.04	$.21

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

The precision components segment engineers, manufactures and markets specialized powder metal components, used primarily in industrial and consumer applications. The Company, through this segment, targets four areas of the powder metal component marketplace: high precision components that are primarily used in fluid power applications, large structural powder metal parts used in construction, agricultural and truck applications, smaller high-volume parts and metal injected molded powder metal parts.

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

Information by segment is as follows:
	Three months ended
	March 31
	2006	2005
Net sales to external customers:
Friction products	$49,087	$44,393
Precision components	25,557	22,799
Performance racing	3,730	4,879
Consolidated	$78,374	$72,071

Depreciation and amortization: (1)
Friction products	$1,719	$1,801
Precision components	1,273	1,012
Performance racing	58	57
Consolidated	$3,050	$2,870

Gross profit:
Friction products	$8,259	$12,585
Precision components	5,265	4,692
Performance racing	793	1,409
Consolidated	$14,317	$18,686

Income from operations:
Friction products	$1,302	$5,017
Precision components	2,062	1,030
Performance racing	(107)	518
Consolidated	$3,257	$6,565
____________

(1)
Depreciation and amortization outlined in this table does not include deferred financing amortization of $109 in the first three months of 2006, and $92 in the first three months of 2005, which is included in Interest expense on the Consolidated Statement of Income.

The following section discloses adjusted income from operations for each business segment. This disclosure differs from income from operations, the most directly comparable measure calculated in accordance with GAAP. A reconciliation of this financial measure to the most comparable GAAP measure is included in the table below.

Reconciliation of Adjusted income from operations to Income from operations determined in accordance with GAAP:

	Three months ended March 31
	2006	2005
Income from operations - Friction products	$1,302	$5,017
Restructuring costs		731
Loan forgiveness costs		593
Adjusted income from operations - Friction products	$1,302	$6,341

Income from operations - Precision components	$2,062	$1,030
Loan forgiveness costs		443
Adjusted income from operations - Precision components	$2,062	$1,473

(Loss) income from operations - Performance racing	$(107)	$518
Loan forgiveness costs		64
Adjusted (loss) income from operations - Performance racing	$(107)	$582

The Company has presented this non-GAAP financial measure because it believes that meaningful analysis of its financial performance is enhanced by an understanding of isolated factors underlying that performance. In addition, the Company's chief operating decision makers use this adjusted measure in monitoring and evaluating both its overall performance and the ongoing performance of each of its business segments. This non-GAAP financial measure should not be considered an alternative to measures required by GAAP. Refer to the section “Non-GAAP Financial Measures” in the MD&A section of this Form 10-Q for more detailed disclosure.

NOTE 11 - RELATED PARTIES

In July 1995, two of the Company’s senior executive officers were issued interest-bearing notes by the Company in the amount of $1,604, enabling them to repay certain indebtedness incurred by them with respect to an acquisition. The notes bore interest at the prime rate. The notes were due and payable on July 1, 2005. In May 1998, $604 of the principal balance of the notes was repaid by the senior executive officers. On January 30, 2004, the compensation committee of the Company’s Board of Directors approved the forgiveness of the shareholder notes of these two senior executive officers by July 1, 2005 if specific operating targets were achieved. As of March 31, 2005, the remaining $600 of the shareholder notes was forgiven by the compensation committee of the Company’s Board of Directors, based on the achievement of similar specified operating targets. In addition, the Board of Directors awarded $500 to the senior executive officers to pay the taxes associated with the forgiveness of this portion of their debt. As of March 31, 2006, and December 31, 2005, there are no shareholder notes outstanding. The forgiveness of the shareholder notes and the associated taxes were reported as compensation expense and included in Selling, technical and administrative expenses in the Company’s Consolidated Statement of Income as of March 31, 2005.

NOTE 12 - SUPPLEMENTAL GUARANTOR INFORMATION

Each of the guarantor subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Company’s 8¾% Senior Notes due November 1, 2014 (Senior Notes). The guarantor subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.

The following supplemental condensed consolidating financial statements present:

•
Condensed consolidating balance sheets as of March 31, 2006 and December 31, 2005, condensed consolidating statements of income for the three months ended March 31, 2006 and 2005, and condensed consolidating statements of cash flows for the three months ended March 31, 2006 and 2005.

•
Hawk Corporation (Parent), combined guarantor subsidiaries and combined non-guarantor subsidiaries consisting of the Company's subsidiaries in Canada, Italy, and China with their investments in subsidiaries accounted for using the equity method.

•	Elimination entries necessary to consolidate the financial statements of the Parent and all of its subsidiaries.

The Company does not believe that separate financial statements of the guarantor subsidiaries are material to investors. Therefore, separate financial statements and other disclosures concerning the guarantor subsidiaries are not presented. The Credit and Security Agreement, dated November 1, 2004, with KeyBank National Association, serving as Administrative Agent and Letter of Credit Issuer (the bank facility) contains covenants with respect to the Company and its subsidiaries that, among other things, would prohibit the payment of dividends to the Company by the subsidiaries (including guarantor subsidiaries) in the event of a default under the terms of the bank facility. The indenture governing the Senior Notes permits the payment of any dividends to the Company by the subsidiaries (including guarantor subsidiaries) provided that no event of default has occurred under the terms of the indenture.

Supplemental Condensed Consolidating
Balance Sheet (Unaudited)

	March 31, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$132	$68	$8,855		$9,055
Accounts receivable, net		34,872	12,221		47,093
Inventories, net	(848)	38,723	12,400	$(782)	49,493
Deferred income taxes	4,252		324		4,576
Taxes receivable	347				347
Other current assets	1,277	2,190	1,570	(117)	4,920
Assets held for sale		1,644			1,644
Assets of discontinued operations		5	3,905		3,910
Total current assets	5,160	77,502	39,275	(899)	121,038
Investment in subsidiaries	793			(793)
Inter-company advances, net	(794)	3,396	(2,602)
Propery, plant and equipment, net		60,044	11,009		71,053
Other assets:
Goodwill and other intangible assets	277	40,527			40,804
Other	916	7,917	900	(896)	8,837
Total other assets	1,193	48,444	900	(896)	49,641
Total assets	$6,352	$189,386	$48,582	$(2,588)	$241,732
Liabilities and shareholders' equity
Current liabilities:
Accounts payable		$25,160	$11,733		$36,893
Accrued compensation	$646	3,656	1,721		6,023
Accrued interest	2,581		61		2,642
Accrued taxes	(330)	286	1,205	$(264)	897
Other accrued expenses	1,246	6,155	443		7,844
Short-term debt			1,408		1,408
Current portion of long-term debt		136	136		272
Liabilities of discontinued operations		37	3,395		3,432
Total current liabilities	4,143	35,430	20,102	(264)	59,411
Long-term liabilities:
Long-term debt	125,255	662	136		126,053
Deferred income taxes			900		900
Other		10,174	3,512		13,686
Inter-company advances, net	(194,906)	185,687	9,842	(623)
Total long-term liabilities	(69,651)	196,523	14,390	(623)	140,639
Shareholders' equity	71,860	(42,567)	14,090	(1,701)	41,682
Total liabilities and shareholders' equity	$6,352	$189,386	$48,582	$(2,588)	$241,732

Supplemental Condensed Consolidating
Balance Sheet (Unaudited)
	December 31, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Assets
Current assets:
Cash and cash equivalents	$229	$45	$6,837		$7,111
Accounts receivable, net		25,989	10,236		36,225
Inventories	(716)	37,119	10,543	$(567)	46,379
Deferred income taxes	4,112		318		4,430
Taxes receivable	347				347
Assets held for sale		1,644			1,644
Other current assets	1,258	2,481	2,038	(117)	5,660
Current assets of discontinued operations		5	3,628		3,633
Total current assets	5,230	67,283	33,600	(684)	105,429
Investment in subsidiaries	793			(793)
Inter-company advances, net	(800)	2,593	(1,793)
Property, plant and equipment, net		60,856	10,062		70,918
Other assets:
Goodwill and other intangible assets	286	40,644			40,930
Other	916	8,034	897	(896)	8,951
Total other assets	1,202	48,678	897	(896)	49,881
Total assets	$6,425	$179,410	$42,766	$(2,373)	$226,228
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable		$20,620	$9,824		$30,444
Accrued compensation	$286	3,987	1,829		6,102
Accrued interest	4,863		32		4,895
Accrued taxes	603	197	37	$(173)	664
Other accrued expenses	1,203	6,164	601		7,968
Short-term debt			1,386		1,386
Current portion of long-term debt		165	142		307
Current liabilities of discontinued operations		67	3,267		3,334
Total current liabilities	6,955	31,200	17,118	(173)	55,100
Long-term liabilities:
Long-term debt	115,041	689	162		115,892
Deferred income taxes			885		885
Other		10,156	3,479		13,635
Inter-company advances, net	(186,777)	178,420	8,846	(489)
Total long-term liabilities	(71,736)	189,265	13,372	(489)	130,412
Shareholders’ equity	71,206	(41,055)	12,276	(1,711)	40,716
Total liabilities and shareholders’ equity	$6,425	$179,410	$42,766	$(2,373)	$226,228

Supplemental Condensed Consolidating
Statement of Income (Unaudited)

	Three Months Ended March 31, 2006
	Parent		Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$		$63,977	$18,366	$(3,969)	$78,374
Cost of sales			54,078	13,948	(3,969)	64,057
Gross profit			9,899	4,418		14,317
Operating expenses:
Selling, technical and administrative expenses		389	8,897	1,647		10,933
Amortization of intangibles			97	30		127
Total operating expenses		389	8,994	1,677		11,060
(Loss) income from operations		(389)	905	2,741		3,257
Interest income (expense), net		891	(3,660)	(34)		(2,803)
Income from equity investee		56	1,588		(1,644)
Other income, net			109	16		125
Income from continuing operations, before income taxes		558	(1,058)	2,723	(1,644)	579
Income tax provision (benefit)		154	(1,064)	1,169		259
Income from continuing operations, after income taxes		404	6	1,554	(1,644)	320
Discontinued operations, net of tax			50	34		84
Net income		$404	$56	$1,588	$(1,644)	$404

Supplemental Condensed Consolidating
Statement of Income (Unaudited)

	Three months ended March 31, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales		$57,909	$16,989	$(2,827)	$72,071
Cost of sales		43,450	12,762	(2,827)	53,385
Gross profit		14,459	4,227		18,686
Operating expenses:
Selling, technical and administrative expenses	$1,250	8,519	1,437		11,206
Restructuring costs		731			731
Amortization of intangibles		184			184
Total operating expenses	1,250	9,434	1,437		12,121
(Loss) income from operations	(1,250)	5,025	2,790		6,565
Interest income (expense), net	901	(3,479)	(28)		(2,606)
Income from equity investee	2,539	1,533		(4,072)
Other expense, net	(28)	(24)	(99)		(151)
Income from continuing operations, before income taxes	2,162	3,055	2,663	(4,072)	3,808
Income tax provision	218	540	1,179		1,937
Income from continuing operations, after income taxes	1,944	2,515	1,484	(4,072)	1,871
Discontinued operations, net of tax		24	49		73
Net income	$1,944	$2,539	$1,533	$(4,072)	$1,944

Supplemental Condensed Consolidating
Cash Flow Statement (Unaudited)

	Three Months Ended March 31, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	($10,618)	$2,144	$3,881		($4,593)
Net cash used in operating activities of discontinued operations			(95)		(95)
Cash flows from investing activities:
Purchases of property, plant and equipment		(2,069)	(1,837)		(3,906)
Proceeds from sale of property, plant and equipment		4			4
Net cash used in investing activities of continuing operations		(2,065)	(1,837)		(3,902)
Net cash used in investing activities of discontinued operations
Cash flows from financing activities
Proceeds from short-term debt			292		292
Payments on short-term debt		(22)	(254)		(276)
Proceeds from long-term debt	26,624				26,624
Payments on long-term debt	(16,410)	(34)	(29)		(16,473)
Stock options and issuance of treasury stock as compensation, net	344				344
Payments of preferred stock dividend	(37)				(37)
Net cash provided by (used in) financing activities of continuing operations	10,521	(56)	9		10,474
Effect of exchange rate changes on cash			60		60
Net cash (used in) provided by continuing operations	(97)	23	2,113		2,039
Net cash used in discontinued operations			(95)		(95)
Net (decrease) increase in cash and cash equivalents	(97)	23	2,018		1,944
Cash and cash equivalents, at beginning of period	229	45	6,837		7,111
Cash and cash equivalents, at end of period	$132	$68	$8,855		$9,055

Supplemental Condensed Consolidating
Cash Flow Statement (Unaudited)

	Three months ended March 31, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(6,597)	$3,760	$2,046		$(791)
Net cash used in operating activities of discontinued operations			(370)		(370)
Cash flows from investing activities:
Purchases of property, plant and equipment		(3,717)	(503)		(4,220)
Net cash used in investing activities of continuing operations		(3,717)	(503)		(4,220)
Net cash used in investing activities of discontinued operations
Cash flows from financing activities
Proceeds from long-term debt	21,700				21,700
Payments on long-term debt	(16,845)	(43)	(75)		(16,963)
Stock options and issuance of treasury stock as compensation, net	231				231
Payments of preferred stock dividend	(38)				(38)
Net cash provided by (used in) financing activities of continuing operations	5,048	(43)	(75)		4,930
Effect of exchange rate changes on cash			(150)		(150)
Net cash (used in) provided by continuing operations	(1,549)		1,318		(231)
Net cash used in discontinued operations			(370)		(370)
Net (decrease) increase in cash and cash equivalents	(1,549)		948		(601)
Cash and cash equivalents, at beginning of period	1,967	49	4,769		6,785
Cash and cash equivalents, at end of period	$418	$49	$5,717		$6,184

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion in conjunction with the consolidated financial statements, notes and tables included in Part I, Item 1 of this Form 10-Q. Statements that are not historical facts, including statements about our confidence in our prospects and strategies and our expectations about growth of existing markets and our ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. In addition to statements which are forward-looking by reason of context, the words “believe,” “expect,” “anticipate,” “intend,” “designed,” “goal,” “objective,” “optimistic,” “will” and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as guarantees of performance. Although we believe that our plans, objectives, intentions and expenditures reflected in our forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements

When considering these risk factors, you should keep in mind the cautionary statements elsewhere in this report and the documents incorporated by reference. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements or risk factor after the date of this report as a result of new information, future events or developments, except as required by the federal securities law.

RECENT EVENTS

On March 29, 2006, we signed an agreement to sell our Monterrey, Mexico rotor manufacturing facility, which we have been reporting as a discontinued operation in our financial statements, subject to several contingent closing items. We expect the sale will be completed in the second quarter of 2006. The transaction will not have a material impact on our results of operations or consolidated financial position.

We will move to a common 401(k) retirement plan program for all non-union salary and hourly employees in the United States as of June 1, 2006. As of that date, all eligible employees will be participants of the Hawk Corporation 401(k) Retirement Plan (Hawk 401(k) Plan).

The changes include:

•
A freeze to Hawk’s Friction Products Co. subsidiary’s defined benefit pension plan (Friction Plan) effective May 31, 2006. Employees who currently participate in the Friction Plan will stop accruing benefit service credit as of that date. All retirement benefits under the Friction Plan accrued through May 31, 2006 will be preserved and will be available to employees as they retire.

•	Participants of the Friction Plan will be eligible, as of June 1, 2006, to receive Company matching contributions up to 3% of compensation into the Hawk 401(k) Plan.
•	Participants of the Friction Plan will be eligible for a supplemental contribution of 1% of compensation into the Hawk 401(k) Plan from the Company for three years.
•	The change in the Friction Plan will have no impact on current retirees or former employees with vested benefits or employees who terminate employment or retire prior to June 1, 2006.

We expect to achieve a more predictable cost structure as a result of these changes.

NON-GAAP FINANCIAL MEASURE

In our discussion and analysis of our financial condition and results of operations, we may refer to financial measures which are considered to be “non-GAAP financial measures” under the rules and regulations of the Securities and Exchange Commission (SEC). The non-GAAP financial measure used by us is “Adjusted income from operations.” This measure is reconciled to the most comparable GAAP financial measure in tables presented in this section of this Form 10-Q.

This non-GAAP financial measure is defined by us as income from operations as presented in our Consolidated Statement of Income plus restructuring and loan forgiveness costs. We use this measure to more accurately gauge the ongoing day to day operating activities of our business. As a result of our decision to relocate one of our friction products manufacturing facilities to Oklahoma from Ohio, we incurred significant non-recurring restructuring costs related to this one-time event that impacted our financial results for 2005. This restructuring program was completed as of December 31, 2005. The loan forgiveness expense resulted from a one-time, non-recurring action taken by our compensation committee on January 30, 2004 approving the forgiveness of the shareholder notes of two of our senior executive officers. The action required the full forgiveness of the shareholder notes by July 1, 2005 if specific operating targets were met. Based on our performance, a portion of the shareholder notes was forgiven as of March 31, 2004 and the remainder in March 2005. There were no comparable restructuring loan forgiveness charges in the first quarter of 2006.

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

The following chart shows our net sales by segment during the first three months of 2006:

Net Segment Sales
Three Months Ended March 31, 2006

As of March 31, 2006, Hawk had approximately 1,800 employees and 17 manufacturing, research, sales and administrative sites in 5 countries at its continuing operations.

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
•
Goodwill. Goodwill represents the excess of the cost of companies we acquired over the fair value of their net assets as of the date of acquisition. In accordance with SFAS 142, our policy is to evaluate the carrying value of our goodwill and indefinite-lived intangible assets at least annually, or more frequently if there is a significant adverse event or change in the environment in which one of our business unit operates. We will record any impairment loss identified in the period such determination is made. In assessing the recoverability of our goodwill, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future discounted cash flows are highly subjective judgments based on our experience and knowledge of operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If actual results are materially different than the assumptions used, impairment could result. We did not record any impairment charges in the three month periods ended March 31, 2006 and 2005.

•
Long-Lived Assets. We review long-lived assets (excluding goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future undiscounted cash flows are highly subjective judgments based on our experience and knowledge of our operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. We did not record any impairment charges in the three month periods ended March 31, 2006 and 2005.

•
Pension Benefits. We account for our defined benefit pension plans in accordance with SFAS No. 87, Employers' Accounting for Pensions (SFAS 87), which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant elements in determining our pension income (expense) in accordance with SFAS 87 are the expected return on plan assets and appropriate discount rates. We assumed that the expected weighted average long-term rate of return on plan assets will be 8.2% for 2006. Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable. However, should the rate of return differ materially from our assumed rate we could experience a material adverse effect on the funded status of our plans and our future pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense). Net periodic benefit cost was $0.5 million for the three month period ended March 31, 2006 and $0.3 million for the three month period ended March 31,2005.

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

SFAS No. 109, Accounting for Income Taxes (SFAS 209) provides certain guidelines to follow in making the determination of the need for a valuation allowance. We must demonstrate that taxable income is expected to be available for future periods sufficient to realize the benefits of temporary differences and carryforwards to not record a valuation allowance for deferred tax assets. We have identified strategies which, if implemented, would enable us to realize the aforementioned tax benefits, and therefore, we have determined that no valuation allowance is required as of March 31, 2006.

•
Foreign Currency Translation and Transactions. Assets and liabilities of our foreign operations are translated using period-end exchange rates and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in a separate component of our shareholders’ equity. Other comprehensive income includes a translation gain of $0.3 million for the period ended March 31, 2006. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Sales or purchases in foreign currencies, other than the subsidiary’s local currency, are exchanged at the date of the transaction. The effect of transaction gains or losses are included in “Other (expense) income, net” in our Consolidated Statements of Income. Foreign currency transaction gains and losses were not material to the results of operations for the three months ended March 31, 2006 and 2005.

•
Recent Accounting Developments.
   In December 2004, the FASB issued SFAS 123(R), Share-Based Payment (SFAS 123(R)), which is a revision of SFAS 123. This statement addresses the accounting transactions in which a company exchanges its equity instruments for goods or services received. It also addresses transactions in which a company incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method and requires instead that such transactions be accounted for using a fair-value-based method. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. On April 14, 2005, the U.S. SEC announced a deferral of the effective date of SFAS 123(R) for calendar year companies until the beginning of 2006. Effective January 1, 2006, we have elected to expense employee stock-based compensation using the fair value based method prospectively for all awards granted, modified, or settled on or after January 1, 2006. The fair value at the grant date of the stock options is estimated using the Black-Scholes option pricing model. Expense associated with share-based payments issued to employees was included in our Consolidated Statement of Income beginning on January 1, 2006. We expect that our pre-tax compensation expense for the year ended December 31, 2006 related to the implementation of SFAS 123(R) will be approximately $0.2 million. See "Note 5 - Stock Compensation Plan" to the accompanying unaudited consolidated financial statements located in this form 10-Q for future information.

   Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) contains provisions requiring an annual assessment by management, as of the end of the fiscal year, of the effectiveness of internal control for financial reporting. Section 404 also requires attestation and reporting by independent auditors on management’s assessment as well as other control-related matters. On March 2, 2005, the SEC published a final rule extending for one year the compliance dates for non-accelerated filers to report on internal control over financial reporting. For these issuers, Section 404 now will be effective for fiscal years ending on or after July 15, 2006. At this time, we continue to qualify for non-accelerated filer status and therefore, will not need to comply with Section 404 until December 31, 2006. Our compliance initiatives are proceeding.  We anticipate being compliant with requirements of Section 404 as of December 31, 2006.

   In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), and requires such costs to be recognized as current period charges. In addition, this statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted SFAS 151 on January 1, 2006 with no material effect on our results of operations, financial condition or liquidity.

FIRST QUARTER OF 2006 COMPARED TO THE FIRST QUARTER OF 2005

Our continuing operations are organized into three strategic segments. These segments include friction products, precision components and performance racing. In the fourth quarter of 2003, we committed to selling our motor segment. As a result, we have classified this business as a discontinued operation.

Net Sales. Our consolidated net sales for the first quarter of 2006 was $78.4 million, an increase of $6.3 million or 8.7% from the same period in 2005. We experienced record net sales in our friction products and precision components segments, primarily as a result of the continuing economic strength during the first three months of 2006 in the industrial markets we serve, new product introductions and continued market share gains during the period.

	Three months ended March 31
Net Segment Sales:	2006	2005	$ Change	% Change
	(dollars in millions)
Friction products	$49.1	$44.4	$4.7	10.6%
Precision components	25.6	22.8	2.8	12.3%
Performance racing	3.7	4.9	(1.2)	(24.5%)
Consolidated	$78.4	$72.1	$6.3	8.7%

•
Friction Products. Net sales in the friction products segment, our largest, were $49.1 million in the first quarter of 2006, an increase of $4.7 million, or 10.6%, compared to $44.4 million in 2005. As a result of new product introductions, general economic strength and market share gains, we experienced increases in most of our major markets, including construction and mining, heavy truck and specialty friction and increased sales to the direct aftermarket. This segment continued to experience strong sales growth from our international operations in the first quarter of 2006. Our sales to the agriculture market decreased slightly during the first quarter of 2006 compared to the first quarter of 2005 as a result of a continued weak farm economies in North America and Europe.

•
Precision Components. Net sales in our precision components segment were $25.6 million in the first quarter 2006, an increase of 12.3% compared to 2005. The increase in net sales was primarily attributable to continued improving conditions in the general industrial segments of the domestic economy served by this segment. We experienced sales increases in the fluid power, appliance, lawn and garden and automotive markets served by this segment. Our precision component segment began production and sale of product from its new powder metal production facility in China during the fourth quarter of 2003. For the three month period ended March 31, 2006, total shipments from this facility, on a local currency basis, were up 87.0% from the comparable period of 2005.

•
Performance Racing. Net sales in our performance racing segment were $3.7 million, a decrease of 24.5% compared to net sales of $4.9 million in the comparable period of 2005. The decrease in revenues was primarily attributable to a realignment of our strategic customer focus and the timing of new product introductions. At the end of 2005, we made a significant change in the management of our driveline business, and in so doing, began repositioning this business in the marketplace by increasing the level of engineering support and product design capabilities. In addition, we partnered with a new provider of premium gears for the racing market during the first quarter of 2006.

Gross Profit. Gross profit decreased $4.4 million to $14.3 million during first quarter of 2006, a 23.5% decline compared to gross profit of $18.7 million in the first quarter of 2005. Our gross profit margin declined to 18.2% of our net sales in the first quarter of 2006 compared to 25.9% of our net sales in the comparable period of 2005. The decline is primarily the result of continuing start-up costs incurred at our facility in Tulsa, and to a lesser extent, increased medical expenses, raw material cost increases and increased depreciation expense during the period.

	Three months ended March 31
Gross Profit Margin:	2006	2005	Change
Friction products	16.7%	28.4%	11.7%
Precision components	20.7%	20.6%	0.1%
Performance racing	21.6%	28.6%	(7.0%)
Consolidated	18.2%	25.9%	(7.7%)

•
Friction Products. Our friction products segment reported gross profit of $8.2 million or 16.7% of its net sales in the first quarter of 2006 compared to $12.6 million or 28.4% of its net sales in 2005. The decrease in our gross profit margin was primarily the result of start-up costs at our facility in Tulsa as well as increased medical expenses during the period. The decrease in gross margin was partially offset by the impact of sales volume increases during the period and favorable product mix.

•
Precision Components. Gross profit in our precision components segment was $5.3 million or 20.7% of its net sales in the first quarter of 2006 compared to $4.7 million or 20.6% of its net sales in 2005. The slight increase in this segment’s margins was primarily the result of favorable changes in product mix, margin improvement from volume related absorption of overhead and operation improvements at our operations in Pennsylvania. The increase in gross profit margin was partially offset by increases in medical expenses, raw material costs and increased depreciation expense during the first quarter of 2006 compared to 2005.

•
Performance Racing. Our performance racing segment reported gross profit of $0.8 million or 21.6% of net sales in the first quarter of 2006 compared to $1.4 million or 28.6% of net sales in the comparable period of 2005. The decline in gross profit in the first quarter of 2006 was primarily the result of the reduced sales volumes in the quarter as well as product mix.

Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses decreased $0.3 million, or 2.7%, to $10.9 million in the first quarter of 2006 from $11.2 million during 2005. As a percentage of net sales, ST&A decreased to 13.9% in 2006 compared to 15.5% in 2005. The decrease in ST&A expenses resulted primarily from reductions in incentive compensation expense for the period. We spent $1.6 million, or 2.0% of our net sales on product research and development in the first quarter of 2006 compared to $1.5 million, or 2.1%, in 2005.

Income from Operations. Income from operations decreased $3.3 million, or 50.0%, to $3.3 million for the three months ended March 31, 2006, from $6.6 million in the comparable period of 2005. Income from operations as a percentage of net sales decreased to 4.2% for the three month period ended March 31, 2006 from 9.2% in the comparable period of 2005. The decrease was primarily the result of the continued start-up costs associated with the transition of operations to our Tulsa facility, decreased sales volume in our performance racing segment, increased medical costs, raw material cost increases and increased depreciation expense, partially offset by favorable product mix and operating improvements at our precision component segment.

As a result of the items discussed above, income from operations at each of our segments was as follows:

	Three Months Ended March 31
Income (loss) from operations by segment:	2006	2005	$ Change	% Change
	(dollars in millions)
Friction products	$1.3	$5.0	$(3.7)	(74.0%)
Precision components	2.1	1.1	1.0	91.0%
Performance racing	(0.1)	0.5	(0.6)	(120.0%)
Consolidated	$3.3	$6.6	$(3.3)	(50.0%)

Included in our income from operations for the first quarter ended March 31, 2005 was $0.7 million of direct restructuring costs related to the plant relocation and a $1.1 million charge related to forgiveness of shareholder loans outstanding as of March 31, 2005. Income from operations before these charges was $8.4 million or 11.7% of net sales in 2005. There were no comparable charges in for the three month period ended March 31, 2006.

	Three months ended March 31
	Income (loss) from operations, as reported (GAAP)		Restructuring costs		Other costs (1)		Adjusted income (loss) from operations
	2006	2005	2006	2005	2006	2005	2006	2005
	(dollars in millions)
Friction products	$1.3	$5.0		$0.7		$0.6	$1.3	$6.3
Precision components	2.1	1.1				0.4	2.1	1.5
Performance racing	(0.1)	0.5				0.1	(0.1)	0.6
Total	$3.3	$6.6		$0.7		$1.1	$3.3	$8.4

Operating margin	4.2%	9.2%					4.2%	11.7%

(1)	Other costs were loan forgiveness costs of $1.1 million for the period ended March 31, 2005.

The table above discloses “Adjusted income (loss) from operations,” which is considered to be a “non-GAAP financial measure” under the rules and regulations of the SEC. We have presented this non-GAAP financial measure because we believe that meaningful analysis of our financial performance is enhanced by an understanding of isolated factors underlying that performance. By excluding our non-recurring restructuring and other costs, we believe that this non-GAAP financial measure allows our investors to more easily compare our financial performance period to period. In addition, our chief operating decision makers use this measure in monitoring and evaluating both our overall performance and the ongoing performance of each of our business segments. This non-GAAP financial measure should not be considered an alternative to measures required by GAAP. See the section captioned “Hawk’s Non-GAAP Financial Measure” in this Form 10-Q for more detailed disclosure.

Interest Expense. Interest expense increased $0.2 million during the first quarter ended March 31, 2006 to $2.8 million from $2.6 million in the comparable period of 2005. Higher levels of total borrowings as well as increased interest rates on our variable rate debt during the period were the reason for the increase in interest expense. Included as a component of interest expense in our financial statements are the amortization of deferred financing costs. Amortization of deferred financing costs included in interest expense was $0.1 million for the first quarter ended March 31, 2006 and 2005.

Income Taxes. We recorded a tax provision for our continuing operations of $0.3 million for the first quarter ended March 31, 2006 compared to $1.9 million in the comparable period of 2005. Our effective income tax rate differs from the current federal U.S. statutory rate of 35.0%, primarily as a result of tax rate differences on our foreign income compared to our consolidated domestic losses and individual state tax liabilities for the three month period ended March 31, 2006 and 2005. Our worldwide provision for income taxes is based on annual tax rates for the year applied to all of our sources of income.

Discontinued Operations, net of tax. In the fourth quarter of 2003, we committed to a plan to divest our motor segment operations see the section captioned "Recent Events" in this Form 10-Q for more detailed disclosure. In accordance with GAAP, we have accounted for the motor segment in our financial statements on the line item “Discontinued operations, net of tax.” The following is a summary of the results of discontinued operations for the first quarter ended March 31, 2006 and 2005. An analysis of Discontinued Operations is contained in “Note 6 — Discontinued Operations” in the accompanying unaudited Consolidated Financial Statements of this Form 10-Q.
	Three months ended March 31
	2006	2005
	(dollars in millions)
Net sales	$2.4	$2.3
Income from discontinued operations before income taxes	0.1	0.1
Income taxes	0.0	0.0
Income from discontinued operations, net of tax	$0.1	$0.1

Net Income. As a result of the factors noted above, we reported net income of $0.4 million, or $.04 cents per diluted share in 2006 compared to net income of $1.9 million, or $.21 per diluted share in 2005.

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

Selected Measures of Liquidity and Capital Resources from Continuing Operations
	March 31
	2006	2005
	(dollars in millions)
Cash and cash equivalents	$9.1	$6.2
Working capital (1)	$61.6	$56.3
Current ratio (2)	2.0 to 1.0	2.0 to 1.0
Net debt as a % of capitalization (3)	74.0%	70.6%
Average number of days sales in accounts receivable	65 days	70 days
Average number of days sales in inventory	78 days	82 days

(1)	Working capital is defined as current assets minus current liabilities.
(2)	Current ratio is defined as current assets divided by current liabilities.
(3)	Debt is defined as long-term debt, including current portion, and short-term borrowings, less cash. Capitalization is defined as debt plus shareholders’ equity.

As part of our working capital management program, we review certain working capital measures on a continuing basis. The $5.3 million increase in our net working capital from March 31, 2005 resulted from increased receivables and inventory levels to support our increased sales volumes during the period. Our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover, respectively. The number of days sales outstanding in accounts receivable was 65 days compared to 70 days at March 31, 2005. The decrease is mainly attributable to a focus on accounts receivable collection efforts within our operating segments.

Average inventory days improved to 78 days at March 31, 2006 as compared to 82 days at March 31, 2005. Our overall inventory investment has increased approximately $3.1 million at March 31, 2006 as compared to March 31, 2005 levels, primarily to support our increased sales volumes during the recent period.

Debt

The following table summarizes the components of our indebtedness:

	March 31	December 31
	2006	2005
	(dollars in millions)
Short-term debt	$1.4	$1.4
Senior Notes	110.0	110.0
Bank facility	15.3	5.0
Other	1.0	1.2
Total debt	$127.7	$117.6

At March 31, 2006, we had $15.3 million outstanding under the bank facility and $2.4 million of letters of credit outstanding under the letter of credit sub-facility. At March 31, 2006, we had $12.3 million available to borrow under the bank facility. Borrowings under the credit facilities with local financial institutions at our facilities in Italy and China totaled $1.4 million as of March 31, 2006.

Cash Flow

The following table summarizes the major components of cash flow:

	Three months ended March 31
	2006	2005
	(in millions)
Cash used in operating activities of continuing operations	$(4.6)	$(0.8)
Cash used in investing activities of continuing operations	(3.9)	(4.2)
Cash provided by financing activities of continuing operations	10.5	5.0
Effect of exchange rates on cash	0.0	(0.2)
Cash used in discontinued operations	(0.1)	(0.3)
Net increase in cash and cash equivalents	$1.9	$(0.6)

At March 31, 2006, we had cash and cash equivalents of $9.1 million compared to $6.2 million at March 31, 2005. The cash on the balance sheet at March 31, 2006 and 2005 is primarily at our foreign operations. Excess domestic cash is used to pay down the outstanding loans of our bank facility.

Net cash used in our operating activities was $4.6 million for the three months ended March 31, 2006 compared to $0.8 million in the comparable three month period of 2005. The increase in cash used in our operations in 2006 compared to 2005 was primarily the result of the increased working capital requirements we required to support our sales growth during the period. Our net working capital was $61.6 million as of March 31, 2006 compared to $56.3 million as of March 31, 2005.

We used cash in our investing activities of $3.9 million during the first three months of 2006 and $4.2 million in the comparable period of 2005 for the purchase of property, plant and equipment.

Cash provided by financing activities was $10.5 million for the three months ended March 31, 2006 compared to $4.9 million during the first three months of 2005. The increase in 2006 financing activities primarily resulted from higher levels of working capital as of March 31, 2006 compared to 2005 and to the support the acquisition of property plant and equipment.

We believe that cash flow from operating activities and borrowings under our bank facility will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. In seeking to minimize the risks and costs associated with market risk, we manage our exposures to interest rates and foreign currency exchange rates through our regular operating and financial activities and through foreign currency hedge contracts. We had no foreign currency hedge contracts outstanding as of March 31, 2006. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. At March 31, 2006, approximately 13.0%, or $16.7 million, of our total debt bears interest at a variable rate. Our primary interest rate risk exposure results from floating rate debt. If interest rates were to increase 100 basis points (1%) from March 31, 2006 rates, and assuming no changes in debt from March 31, 2006 levels, our additional annual interest expense would be approximately $0.2 million.

Inflation Risk. We manage our inflation risks by ongoing review of product selling prices and production costs. In spite of the recent surcharges and prices increases on a number of our raw materials, we do not believe that inflation risks are material to our business, its consolidated financial position, results of operations, or cash flows.

Foreign Currency Exchange Risk. The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. We have operations outside the United States with foreign currency denominated assets and liabilities, primarily denominated in Euros, Canadian dollars, and Chinese renminbi. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. We do not expect that our unhedged foreign currency balance sheet exposure as of March 31, 2006 will result in a significant impact on our earnings or cash flows. We also monitor exposure to transactions denominated in currencies other than the functional currency of each country in which Hawk operates, and have periodically entered into forward contracts to mitigate that exposure. As of March 31, 2006, we have no derivative instruments outstanding.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Vice President - Finance. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Vice President - Finance each concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Hawk, including our consolidated subsidiaries, required to be included in reports we file with or submit to the SEC under the Securities Exchange Act of 1934. We continue to evaluate the need for improvements in our disclosure controls and procedures, including further formalizing our processes, procedures and policies.

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

ITEM 1A.  RISK FACTORS

We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 31, 2005, filed on Form 10-K on March 29, 2006 with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of 2006.

ITEM 5.  OTHER INFORMATION

None

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

Date: May 15, 2006                       HAWK CORPORATION

By: /s/ Ronald E. Weinberg
Ronald E. Weinberg
Chairman of the Board, CEO and President

By: /s/ Joseph J. Levanduski
Joseph J. Levanduski
Chief Financial Officer