Form 10-Q
period 2006-06-30
HAWK CORP
filed 2006-08-14
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of August 1, 2006, the Registrant had the following number of shares of common stock outstanding:

Class A Common Stock, $0.01 par value:	9,007,334
Class B Common Stock, $0.01 par value:	None (0)

As used in this Form 10-Q, the terms “Company,” “Hawk,” “Registrant,” “we,” “us,” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of June 30, 2006.

			Page
PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements (Unaudited)	3
	Item 2.	Management’s Discussion and Analysis of Financial	24
		Condition and Results of Operations
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
	Item 4.	Controls and Procedures	37
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings	37
	Item 1A.	Risk Factors	37
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
	Item 3.	Defaults upon Senior Securities	37
	Item 4.	Submission of Matters to a Vote of Security Holders	38
	Item 5.	Other Information	38
	Item 6.	Exhibits	40
	SIGNATURES

PART I.     FINANCIAL INFORMATION

ITEM I.      FINANCIAL STATEMENTS

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Thousands, except share data)

	June 30	December 31
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$5,777	$7,111
Accounts receivable, less allowance of $1,301 in 2006 and $1,046 in 2005	47,952	36,225
Inventories:
Raw materials	16,537	13,881
Work-in-process	16,937	14,433
Finished products	16,175	18,065
Total inventories	49,649	46,379
Deferred income taxes	4,542	4,430
Taxes receivable	347	347
Assets held for sale	1,644	1,644
Other current assets	5,119	5,660
Assets of discontinued operations	3,091	3,633
Total current assets	118,121	105,429

Property, plant and equipment:
Land and improvements	1,351	1,340
Buildings and improvements	19,089	18,539
Machinery and equipment	132,739	126,201
Furniture and fixtures	9,945	9,365
Construction in progress	4,581	5,317
	167,705	160,762
Less accumulated depreciation	96,569	89,844
Total property, plant and equipment	71,136	70,918

Other assets:
Goodwill	32,495	32,495
Finite-lived intangible assets	8,182	8,435
Deferred income taxes	916	916
Other	7,842	8,035
Total other assets	49,435	49,881
Total assets	$238,692	$226,228

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS (Unaudited) (Continued)
(In Thousands, except share data)

	June 30	December 31
	2006	2005
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$32,537	$30,444
Accrued compensation	7,131	6,102
Accrued interest	4,925	4,895
Accrued taxes	1,355	664
Other accrued expenses	9,015	7,968
Short-term debt	1,043	1,386
Current portion of long-term debt	255	307
Liabilities of discontinued operations	2,242	3,334
Total current liabilities	58,503	55,100

Long-term liabilities:
Long-term debt	120,742	115,892
Deferred income taxes	1,014	885
Pension liabilities	10,552	10,522
Other accrued expenses	3,399	3,113
Total long-term liabilities	135,707	130,412

Shareholders' equity
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; 9,005,834 and 8,935,659 outstanding in 2006 and 2005, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized none issued or outstanding	-	-
Additional paid-in capital	53,357	53,349
Retained deficit	(2,608)	(4,845)
Accumulated other comprehensive loss	(4,929)	(5,986)
Treasury stock, at cost, 181,916 and 252,091 shares in 2006 and 2005, respectively	(1,431)	(1,895)
Total shareholders' equity	44,482	40,716
Total liabilities and shareholders' equity	$238,692	$226,228

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2006	2005	2006	2005
Net sales	$76,328	$70,874	$154,702	$142,945
Cost of sales	60,281	53,356	124,338	106,741
Gross profit	16,047	17,518	30,364	36,204

Operating expenses:
Selling, technical and administrative expenses	9,763	9,933	20,696	21,139
Restructuring costs	-	1,172	-	1,903
Amortization of finite-lived intangible assets	126	184	253	368
Total operating expenses	9,889	11,289	20,949	23,410
Income from operations	6,158	6,229	9,415	12,794

Interest expense	(2,844)	(2,625)	(5,656)	(5,241)
Interest income	14	5	23	15
Other (expense) income, net	(45)	(105)	80	(256)
Income from continuing operations, before income taxes	3,283	3,504	3,862	7,312

Income tax provision	1,549	1,837	1,808	3,774

Income from continuing operations, after income taxes	1,734	1,667	2,054	3,538
Income from discontinued operations, net of tax of $92 and $137 for the three and six months ended June 30, 2006 respectively, and $20 and $60 for the three and six months ended June 30, 2005 respectively	171	38	255	111

Net income	$1,905	$1,705	$2,309	$3,649

Earnings per share:
Basic earnings per share:
Earnings from continuing operations, after income taxes	$0.19	$0.18	$0.22	$0.39
Discontinued operations	0.02	-	0.03	0.01
Net earnings per basic share	$0.21	$0.18	$0.25	$0.40

Diluted earning per share:
Earnings from continuing operations, after income taxes	$0.18	$0.17	$0.21	$0.37
Discontinued operations	0.02	-	0.03	0.01
Net earnings per diluted share	$0.20	$0.17	$0.24	$0.38

Average shares outstanding - basic	9,004	8,854	8,997	8,842

Average shares and equivalents outstanding - diluted	9,539	9,420	9,547	9,338

See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Thousands)

	Six Months Ended
	June 30	June 30
	2006	2005
Cash flows from operating activities
Net income	$2,309	$3,649
Adjustments to reconcile net income to net cash used in operating activities:
Income from discontinued operations, net of tax	(255)	(111)
Depreciation and amortization	6,347	5,882
Loss on sale or disposal of fixed assets	39	687
Changes in operating assets and liabilites:
Accounts receivable	(11,114)	(6,155)
Inventories	(2,891)	(5,160)
Other assets	588	(1,967)
Accounts payable	1,962	5,216
Accrued expenses	2,675	5,648
Other liabilities and other	371	405
Net cash provided by operating activities of continuing operations	31	8,094

Net cash (used in) provided by operating activities of discontinued operations	(295)	194

Cash flows from investing activities
Purchases of property, plant and equipment	(6,193)	(7,897)
Proceeds from sale of property, plant and equipment	13	10
Net cash used in investing activities of continuing operations	(6,180)	(7,887)

Net cash used in investing activities of discontinued operations	-	(38)

Cash flows from financing activities
Proceeds from short-term debt	355	-
Payments on short-term debt	(724)	-
Proceeds from long-term debt	46,181	37,322
Payments on long-term debt	(41,356)	(37,454)
Stock options and issuance of treasury stock as compensation, net	472	390
Payments of preferred stock dividends	(75)	(75)
Net cash provided by financing activities of continuing operations	4,853	183
Net cash provided by financing activities of discontinued operations	-	-
Effect of exchange rate changes on cash	257	(401)
Net cash used in continuing operations	(1,039)	(11)
Net cash (used in) provided by discontinued operations	(295)	156
Net (decrease) increase in cash and cash equivalents	(1,334)	145
Cash and cash equivalents at beginning of period	7,111	6,785
Cash and cash equivalents at end of period	$5,777	$6,930

See notes to consolidated financial statements.

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2006
(In Thousands, except share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (Company) for the year ended December 31, 2005.

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

Certain amounts have been reclassified to conform to the 2006 reporting presentation.

NOTE 2 - FINITE-LIVED INTANGIBLE ASSETS

The components of finite-lived intangible assets are as follows:

	June 30, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Product certifications	$20,820	$12,688	$8,132	$20,820	$12,441	$8,379
Other intangible assets	2,719	2,669	50	2,719	2,663	56

	$23,539	$15,357	$8,182	$23,539	$15,104	$8,435

Product certifications were acquired and valued based on the acquired company’s position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

The Company estimates that amortization expense for finite-lived intangible assets in 2006 will be approximately $500.

NOTE 3 - COMPREHENSIVE INCOME

Comprehensive income is as follows:
	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Net income	$1,905	$1,705	$2,309	$3,649
Foreign currency translation	800	(542)	1,057	(1,343)
Comprehensive income	$2,705	$1,163	$3,366	$2,306

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

The adoption of SFAS 123R reduced income before income taxes for the three months ended June 30, 2006 by $55 and for the six months ended June 30, 2006 by $102. No stock-based employee compensation cost is reflected in net income prior to the adoption of SFAS 123R, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148), the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123) in 2005:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net income as reported	$1,705	$3,649
Employee stock-based compensation expense determined under fair value based methods, net of tax	55	126
Pro forma net earnings	$1,650	$3,523

Basic earnings per share:
As reported	$0.18	$0.40
Pro forma	$0.17	$0.39
Diluted earnings per share:
As reported	$0.17	$0.38
Pro forma	$0.16	$0.37

Stock-based option activity during the six months ended June 30, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	942,080	$5.13
Granted	20,000	13.97
Exercised	(52,256)	5.07
Forfeited or expired	(8,000)	7.70

Options outstanding at June 30, 2006	901,824	$5.31	6.1 yrs.	$6,398

Exercisable at June 30, 2006	700,940	$4.84	5.5 yrs.	$5,291

Substantially all outstanding stock-based awards are expected to vest. Net cash proceeds from the exercise of stock options was $72 for the three months ended June 30, 2006 and $330 for the six months ended June 30, 2006.

As of June 30, 2006 there was $437 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements under the Company’s stock compensation plans. The cost is expected to be recognized over the next 5 years.

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

The disposition of the Alton facility was completed in 2004. On March 29, 2006, the Company entered into an agreement to sell the Monterrey, Mexico operations contingent on several closing conditions and anticipates the closing to occur prior to the end of 2006.

Operating results from discontinued operations are summarized as follows:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Net sales	$2,488	$2,428	$4,933	$4,773

Income from discontinued operations before income taxes	$263	$58	$392	$171
Income tax expense	92	20	137	60
Income from discontinued operations, net of tax	$171	$38	$255	$111

The assets and liabilities of this segment, which have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, consist of the following at June 30, 2006 and December 31, 2005:

	June 30	December 31
	2006	2005
Accounts receivable	$1,754	$1,926
Inventory	337	490
Other current assets	672	889
Property, plant and equipment	328	328
Total assets of discontinued operations	$3,091	$3,633

Accounts payable	$2,056	$3,135
Other accrued expenses	186	199
Total liabilities of discontinued operations	$2,242	$3,334

NOTE 7 - RESTRUCTURING

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), the Company recorded liabilities for costs associated with exit or disposal activities, including restructuring costs, when the liability is incurred instead of at the date of commitment to an exit or disposal activity.

In the fourth quarter of 2003, the Company committed to a restructuring program in its friction products segment to achieve cost savings and expand its capacity by moving operations from its Brook Park, Ohio location to a new production facility in Tulsa, Oklahoma. During 2004, the Company substantially completed the construction of its new and larger, leased facility. During 2005, all manufacturing was transferred to Tulsa and the Brook Park operation was closed. This restructuring program was completed in 2005, therefore the Company did not incur any restructuring charges in the six months ended June 30, 2006 and does not anticipate incurring any restructuring charges for the remainder of 2006. However, the Company continues to manage transitional issues during the current period. In the three months and six months ended June 30, 2005, the Company incurred $1,340 and $2,071 of restructuring costs, respectively, primarily for planning, severance and moving costs related to the new production facility in Tulsa. In the three months and six months ended June 30, 2005, $168 of “restructuring costs” were included in “Cost of sales” in the Consolidated Statement of Income.

The following table sets forth the cash flow activity related to restructuring accrual for the six months ended June 30, 2006:

Restructuring cost accrual as of January 1, 2006	$473
Cash payments through June 30, 2006	473
Restructuring cost accrual as of June 30, 2006	$-

During the third quarter of 2005, the Company entered into a contract to sell the Brook Park, Ohio manufacturing facility. The assets under contract have been reported as “Assets held for sale” in the Consolidated Balance Sheets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The sale is expected to close during the third quarter of 2006 and the net proceeds are expected to approximate the book value of the facility.

NOTE 8 - EMPLOYEE BENEFITS

A summary of the components of net periodic benefit cost of the Company’s defined benefit pension plans for the three and six months ended June 30 is as follows:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Service cost – benefits earned during the period	$251	$266	$636	$531
Interest cost on projected benefit obligation	100	379	897	758
Expected return on plan assets	(49)	(454)	(952)	(907)
Amortization of prior service cost	21	3	23	5
Pension settlement / curtailment	42	-	42	-
Recognized net actuarial loss	91	66	316	133
Net periodic benefit cost	$456	$260	$962	$520

As of June 30, 2006, $827 of contributions have been made on a cash basis to the Company’s defined benefit pension plans. Hawk presently anticipates contributing an additional $941 to fund its defined benefit pension plans in 2006 for a total of $1,768.

The Company froze one of its defined benefit pension plans effective May 31, 2006 as part of the Company’s move to a common 401(k) retirement plan program for all non-union salary and hourly employees in the United States as of June 1, 2006.

NOTE 9 - INCOME TAXES

The effective income tax rates from continuing operations for the six months ended June 30, 2006 and 2005 are 46.8% and 51.6%, respectively. The Company’s effective tax rate is higher than the statutory rate primarily due to higher tax rates in the foreign jurisdictions and the lack of state tax benefits for domestic entities in a net loss position. The lower effective tax rate in 2006 compared to 2005 is the result of improved domestic earnings.

In July 2006, FASB issued Financial Interpretation No. 48 Accounting for Uncertainty in Income Taxes - an amendment of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return.  Under the requirements of FIN 48, the Company must review all of its uncertain tax positions and make a determination as to whether the Company’s position is more-likely-than-not to be sustained upon examination by regulatory authorities.  If a position meets the more-likely-than-not criterion, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006.  FIN 48 represents a significant change in accounting for income taxes. Accordingly, the Company is currently evaluating the impact of this interpretation on its financial statements and will adopt FIN 48 as required.

NOTE 10 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:
	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Income from continuing operations, after income taxes	$1,734	$1,667	$2,054	$3,538
Less: Preferred stock dividends	37	37	75	75
Income from continuing operations, after income taxes available to common shareholders	$1,697	$1,630	$1,979	$3,463

Net income	$1,905	$1,705	$2,309	$3,649
Less: Preferred stock dividends	37	37	75	75
Net income available to common shareholders	$1,868	$1,668	$2,234	$3,574

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	$9,004	$8,854	$8,997	$8,842
Diluted:
Basic weighted average shares outstanding	$9,004	$8,854	$8,997	$8,842
Dilutive effect of stock options	535	566	550	496
Diluted weighted average shares outstanding	$9,539	$9,420	$9,547	$9,338

Earnings per share:
Basic earnings from continuing operations, after income taxes	$0.19	$0.18	$0.22	$0.39
Discontinued operations	0.02	-	0.03	0.01
Net earnings per basic share	$0.21	$0.18	$0.25	$0.40

Diluted earnings from continuing operations, after income taxes	$0.18	$0.17	$0.21	$0.37
Discontinued operations	0.02	-	0.03	0.01
Net earnings per diluted share	$0.20	$0.17	$0.24	$0.38

NOTE 11- BUSINESS SEGMENTS

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

Information by segment is as follows:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Net sales to external customers:
Friction products	$50,152	$45,620	$99,239	$90,013
Precision components	22,832	21,213	48,389	44,012
Performance racing	3,344	4,041	7,074	8,920
Consolidated	$76,328	$70,874	$154,702	$142,945

Depreciation and amortization: (1)
Friction products	$1,730	$1,714	$3,449	$3,515
Precision components	1,291	1,027	2,564	2,039
Performance racing	58	55	116	112
Consolidated	$3,079	$2,796	$6,129	$5,666

Gross profit:
Friction products	$11,120	$12,141	$19,379	$24,726
Precision components	4,383	4,374	9,648	9,066
Performance racing	544	1,003	1,337	2,412
Consolidated	$16,047	$17,518	$30,364	$36,204

Income from operations:
Friction products	$5,167	$4,866	$6,469	$9,884
Precision components	1,438	1,180	3,501	2,209
Performance racing	(447)	183	(555)	701
Consolidated	$6,158	$6,229	$9,415	$12,794

____________

(1)
Depreciation and amortization outlined in this table does not include deferred financing amortization of $110 and $218 in the first three and six months ended June 30, 2006 and $108 and $216 in the first three and six months ended June 30, 2005, which is included in Interest expense on the Consolidated Statements of Income.

The following section discloses adjusted income from operations for each business segment. This disclosure differs from income from operations, the most directly comparable measure calculated in accordance with GAAP. A reconciliation of this financial measure to the most comparable GAAP measure is included in the table below.

Reconciliation of Adjusted income from operations to Income from operations determined in accordance with GAAP:

	Three months ended		Six months ended
	June 30		June 30
	2006	2005	2006	2005
Income from operations - Friction products	$5,167	$4,866	$6,469	$9,884
Restructuring costs	-	1,340	-	2,071
Loan forgiveness costs	-	-	-	593
Adjusted income from operations – Friction products	$5,167	$6,206	$6,469	$12,548

Income from operations - Precision components	$1,438	$1,180	$3,501	$2,209
Loan forgiveness costs	-	-	-	443
Adjusted income from operations – Precision components	$1,438	$1,180	$3,501	$2,652

(Loss) income from operations - Performance racing	$(447)	$183	$(555)	$701
Loan forgiveness costs	-	-	-	64
Adjusted (loss) income from operations – Performance racing	$(447)	$183	$(555)	$765

The Company has presented this non-GAAP financial measure because it believes that meaningful analysis of its financial performance is enhanced by an understanding of isolated factors underlying that performance. In addition, the Company’s chief operating decision makers use this adjusted measure in monitoring and evaluating both its overall performance and the ongoing performance of each of its business segments. This non-GAAP financial measure should not be considered an alternative to measures required by GAAP. Refer to the section “Non-GAAP Financial Measure” in the MD&A section of this Form 10-Q for more detailed disclosure.

NOTE 12 - RELATED PARTIES

In July 1995, two of the Company’s senior executive officers were issued interest-bearing notes by the Company in the amount of $1,604, enabling them to repay certain indebtedness incurred by them with respect to an acquisition. The notes bore interest at the prime rate. The notes were due and payable on July 1, 2005. In May 1998, $604 of the principal balance of the notes was repaid by the senior executive officers. On January 30, 2004, the compensation committee of the Company’s Board of Directors approved the forgiveness of the shareholder notes of these two senior executive officers by July 1, 2005 if specific operating targets were achieved. As of March 31, 2005, the remaining $600 of the shareholder notes was forgiven by the compensation committee of the Company’s Board of Directors, based on the achievement of similar specified operating targets. In addition, the Board of Directors awarded $500 to the senior executive officers to pay the taxes associated with the forgiveness of this portion of their debt. As of June 30, 2006, and December 31, 2005, there are no shareholder notes outstanding. The forgiveness of the shareholder notes and the associated taxes were reported as compensation expense and included in Selling, technical and administrative expenses in the Company’s Consolidated Statement of Income for the six months ended June 30, 2005.

NOTE 13- SUPPLEMENTAL GUARANTOR INFORMATION

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

The following supplemental condensed consolidating financial statements present:

•
Condensed consolidating balance sheets as of June 30, 2006 and December 31, 2005, condensed consolidating statements of income for the three and six months ended June 30, 2006 and 2005, and condensed consolidating statements of cash flows for the six months ended June 30, 2006 and 2005.

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

Supplemental Condensed Consolidating
Balance Sheet (Unaudited)

	June 30, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$424	$59	$5,294	$-	$5,777
Accounts receivable, net	-	30,851	17,101	-	47,952
Inventories, net	(837)	38,156	13,118	$(788)	49,649
Deferred income taxes	4,252	-	290	-	4,542
Taxes receivable	347	-	-	-	347
Other current assets	1,153	2,104	1,863	(1)	5,119
Assets held for sale	-	1,644	-	-	1,644
Assets of discontinued operations	-	5	3,086	-	3,091
Total current assets	5,339	72,819	40,752	(789)	118,121
Investment in subsidiaries	793	-	-	(793)	-
Inter-company advances, net	(447)	2,456	(2,009)	-	-
Propery, plant and equipment, net	-	59,874	11,262	-	71,136
Other assets:
Goodwill and other intangible assets	269	40,408	-	-	40,677
Other	1,147	6,159	938	514	8,758
Total other assets	1,416	46,567	938	514	49,435
Total assets	$7,101	$181,716	$50,943	$(1,068)	$238,692
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$50	$20,438	$12,049	$-	$32,537
Accrued compensation	475	4,563	2,093	-	7,131
Accrued interest	4,868	29	28	-	4,925
Accrued taxes	(15)	278	1,358	(266)	1,355
Other accrued expenses	1,078	7,407	530	-	9,015
Short-term debt	-	-	1,043	-	1,043
Current portion of long-term debt	-	119	136	-	255
Liabilities of discontinued operations	-	33	2,209	-	2,242
Total current liabilities	6,456	32,867	19,446	(266)	58,503
Long-term liabilities:
Long-term debt	120,000	633	109	-	120,742
Deferred income taxes	79	-	935	-	1,014
Other	663	9,493	3,795	-	13,951
Inter-company advances, net	(192,272)	181,929	10,340	3	-
Total long-term liabilities	(71,530)	192,055	15,179	3	135,707
Shareholders' equity	72,175	(43,206)	16,318	(805)	44,482
Total liabilities and shareholders' equity	$7,101	$181,716	$50,943	$(1,068)	$238,692

Supplemental Condensed Consolidating
Balance Sheet (Unaudited)

	December 31, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Assets
Current assets:
Cash and cash equivalents	$229	$45	$6,837	$-	$7,111
Accounts receivable, net	-	25,989	10,236	-	36,225
Inventories, net	(716)	37,119	10,543	(567)	46,379
Deferred income taxes	4,112	-	318	-	4,430
Taxes receivable	347	-	-	-	347
Assets held for sale	-	1,644	-	-	1,644
Other current assets	1,258	2,481	2,038	(117)	5,660
Assets of discontinued operations	-	5	3,628	-	3,633
Total current assets	5,230	67,283	33,600	(684)	105,429
Investment in subsidiaries	793	-	-	(793)	-
Inter-company advances, net	(800)	2,593	(1,793)	-	-
Property, plant and equipment, net	-	60,856	10,062	-	70,918
Other assets:
Goodwill and other intangible assets	286	40,644	-	-	40,930
Other	916	8,034	897	(896)	8,951
Total other assets	1,202	48,678	897	(896)	49,881
Total assets	$6,425	$179,410	$42,766	$(2,373)	$226,228
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$-	$20,620	$9,824	$-	$30,444
Accrued compensation	286	3,987	1,829	-	6,102
Accrued interest	4,863	-	32	-	4,895
Accrued taxes	603	197	37	(173)	664
Other accrued expenses	1,203	6,164	601	-	7,968
Short-term debt	-	-	1,386	-	1,386
Current portion of long-term debt	-	165	142	-	307
Liabilities of discontinued operations	-	67	3,267	-	3,334
Total current liabilities	6,955	31,200	17,118	(173)	55,100
Long-term liabilities:
Long-term debt	115,041	689	162	-	115,892
Deferred income taxes	-	-	885	-	885
Other	-	10,156	3,479	-	13,635
Inter-company advances, net	(186,777)	178,420	8,846	(489)	-
Total long-term liabilities	(71,736)	189,265	13,372	(489)	130,412
Shareholders’ equity	71,206	(41,055)	12,276	(1,711)	40,716
Total liabilities and shareholders’ equity	$6,425	$179,410	$42,766	$(2,373)	$226,228

Supplemental Condensed Consolidating
Statement of Income (Unaudited)

	Three Months Ended June 30, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$60,253	$19,977	$(3,902)	$76,328
Cost of sales	-	48,504	15,679	(3,902)	60,281
Gross profit	-	11,749	4,298	-	16,047
Operating expenses:
Selling, technical and administrative expenses	(288)	8,365	1,686	-	9,763
Amortization of intangibles	-	156	(30)	-	126
Total operating expenses	(288)	8,521	1,656	-	9,889
Income from operations	288	3,228	2,642	-	6,158
Interest income (expense), net	892	(3,722)	-	-	(2,830)
Income from equity investee	1,336	1,559	-	(2,895)	-
Other income (expense), net	30	(25)	(50)	-	(45)
Income from continuing operations, before income taxes	2,546	1,040	2,592	(2,895)	3,283
Income tax provision (benefit)	641	(265)	1,173	-	1,549
Income from continuing operations, after income taxes	1,905	1,305	1,419	(2,895)	1,734
Discontinued operations, net of tax	-	31	140	-	171
Net income	$1,905	$1,336	$1,559	$(2,895)	$1,905

Supplemental Condensed Consolidating
Statement of Income (Unaudited)

	Three Months Ended June 30, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$56,371	$17,829	$(3,326)	$70,874
Cost of sales	-	43,192	13,490	(3,326)	53,356
Gross profit	-	13,179	4,339	-	17,518
Operating expenses:
Selling, technical and administrative expense	(322)	8,757	1,498	-	9,933
Restructuring costs	-	1,172	-	-	1,172
Amortization of intangibles	-	184	-	-	184
Total operating expenses	(322)	10,113	1,498	-	11,289
Income from operations	322	3,066	2,841	-	6,229
Interest income (expense), net	893	(3,493)	(20)	-	(2,620)
Income from equity investee	1,580	1,887	-	(3,467)	-
Other (expense) income, net	(6)	(135)	36	-	(105)
Income from continuing operations, before income taxes	2,789	1,325	2,857	(3,467)	3,504
Income tax provision (benefit)	1,084	(229)	982	-	1,837
Income from continuing operations, after income taxes	1,705	1,554	1,875	(3,467)	1,667
Discontinued operations, net of tax	-	26	12	-	38
Net income	$1,705	$1,580	$1,887	$(3,467)	$1,705

Supplemental Condensed Consolidating
Statement of Income (Unaudited)

	Six Months Ended June 30, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$124,230	$38,343	$(7,871)	$154,702
Cost of sales	-	102,582	29,627	(7,871)	124,338
Gross profit	-	21,648	8,716	-	30,364
Operating expenses:
Selling, technical and administrative expenses	101	17,262	3,333	-	20,696
Amortization of intangibles	-	253	-	-	253
Total operating expenses	101	17,515	3,333	-	20,949
(Loss) income from operations	(101)	4,133	5,383	-	9,415
Interest income (expense), net	1,783	(7,382)	(34)	-	(5,633)
Income from equity investee	1,392	3,147	-	(4,539)	-
Other income (expense), net	30	84	(34)	-	80
Income (loss) from continuing operations, before income taxes	3,104	(18)	5,315	(4,539)	3,862
Income tax provision (benefit)	795	(1,329)	2,342	-	1,808
Income from continuing operations, after income taxes	2,309	1,311	2,973	(4,539)	2,054
Discontinued operations, net of tax	-	81	174	-	255
Net income	$2,309	$1,392	$3,147	$(4,539)	$2,309

Supplemental Condensed Consolidating
Statement of Income (Unaudited)

	Six Months Ended June 30, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$114,280	$34,818	$(6,153)	$142,945
Cost of sales	-	86,642	26,252	(6,153)	106,741
Gross profit	-	27,638	8,566	-	36,204
Operating expenses:
Selling, technical and administrative expense	928	17,276	2,935	-	21,139
Restructuring costs	-	1,903	-	-	1,903
Amortization of intangibles	-	368	-	-	368
Total operating expenses	928	19,547	2,935	-	23,410
(Loss) income from operations	(928)	8,091	5,631	-	12,794
Interest income (expense), net	1,794	(6,972)	(48)	-	(5,226)
Income from equity investee	4,119	3,420	-	(7,539)	-
Other (expense) income, net	(34)	(159)	(63)	-	(256)
Income from continuing operations, before income taxes	4,951	4,380	5,520	(7,539)	7,312
Income tax provision	1,302	311	2,161	-	3,774
Income from continuing operations, after income taxes	3,649	4,069	3,359	(7,539)	3,538
Discontinued operations, net of tax	-	50	61	-	111
Net income	$3,649	$4,119	$3,420	$(7,539)	$3,649

Supplemental Condensed Consolidating
Cash Flow Statement (Unaudited)

	Six Months Ended June 30, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(5,161)	$3,820	$1,372	$-	$31
Net cash provided by (used in) operating activities of discontinued operations	-	47	(342)	-	(295)
Cash flows from investing activities:
Purchases of property, plant and equipment	-	(3,756)	(2,437)	-	(6,193)
Proceeds from sale of property, plant and equipment	-	4	9	-	13
Net cash used in investing activities of continuing operations	-	(3,752)	(2,428)	-	(6,180)
Net cash used in investing activities of discontinued operations	-	-	-	-	-
Cash flows from financing activities:
Proceeds from short-term debt	-	-	355	-	355
Payments on short-term debt	-	(28)	(696)	-	(724)
Proceeds from long-term debt	46,181	-	-	-	46,181
Payments on long-term debt	(41,222)	(73)	(61)	-	(41,356)
Stock options and issuance of treasury stock as compensation, net	472	-	-	-	472
Payments of preferred stock dividend	(75)	-	-	-	(75)
Net cash provided by (used in) financing activities of continuing operations	5,356	(101)	(402)	-	4,853
Effect of exchange rate changes on cash	-	-	257	-	257
Net cash provided by (used in) continuing operations	195	(33)	(1,201)	-	(1,039)
Net cash provided by (used in) discontinued operations	-	47	(342)	-	(295)
Net increase (decrease) in cash and cash equivalents	195	14	(1,543)	-	(1,334)
Cash and cash equivalents, at beginning of period	229	45	6,837	-	7,111
Cash and cash equivalents, at end of period	$424	$59	$5,294	$-	$5,777

Supplemental Condensed Consolidating
Cash Flow Statement (Unaudited)

	Six Months Ended June 30, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(482)	$7,097	$1,479	$-	$8,094
Net cash provided by operating activities of discontinued operations	-	-	194	-	194
Cash flows from investing activities:
Purchases of property, plant and equipment	-	(7,067)	(830)	-	(7,897)
Proceeds from sale or property, plant and equipment	-	-	10	-	10
Net cash used in investing activities of continuing operations	-	(7,067)	(820)	-	(7,887)
Net cash used in investing activities of discontinued operations	-	-	(38)	-	(38)
Cash flows from financing activities:
Proceeds from long-term debt	36,962	150	210	-	37,322
Payments on long-term debt	(37,182)	(194)	(78)	-	(37,454)
Stock options and issuance of treasury stock as compensation, net	390	-	-	-	390
Payments of preferred stock dividends	(75)	-	-	-	(75)
Net cash provided by (used in) financing activities of continuing operations	95	(44)	132	-	183
Effect of exchange rate changes on cash	-	-	(401)	-	(401)
Net cash (used in) provided by continuing operations	(387)	(14)	390	-	(11)
Net cash provided by discontinued operations	-	-	156	-	156
Net (decrease) increase in cash and cash equivalents	(387)	(14)	546	-	145
Cash and cash equivalents, at beginning of period	1,967	49	4,769	-	6,785
Cash and cash equivalents, at end of period	$1,580	$35	$5,315	$-	$6,930

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

This non-GAAP financial measure is defined by us as income from operations as presented in our Consolidated Statements of Income plus restructuring and loan forgiveness costs. We use this measure to more accurately gauge the ongoing day to day operating activities of our business. As a result of our decision to relocate one of our friction products manufacturing facilities to Tulsa, Oklahoma from Ohio, we incurred significant non-recurring restructuring costs related to this one-time event that impacted our financial results for 2005. This restructuring program was completed as of December 31, 2005. The loan forgiveness expense resulted from a one-time, non-recurring action taken by our compensation committee on January 30, 2004 approving the forgiveness of the shareholder notes of two of our senior executive officers. The action required the full forgiveness of the shareholder notes by July 1, 2005 if specific operating targets were met. Based on our performance, a portion of the shareholder notes was forgiven as of March 31, 2004 and the remainder in March 2005. There were no comparable restructuring or loan forgiveness costs in the second quarter or first six months of 2006.

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

•
the leading independent supplier of friction materials for braking systems for new and existing series of many commercial aircraft models, including the Boeing 737 and 757 and the MD-80, and several regional jets including the Canadair regional jet series,

•	the largest supplier of friction materials for the growing general aviation market, including numerous new and existing series of Gulfstream, Cessna, Lear and Beech aircraft, and

•	a leading supplier of friction products into performance and specialty markets such as motorcycles, race cars, performance automobiles, military Hummers, ATV’s and snowmobiles.

•	Precision Components

We are a leading supplier of powder metal and metal injection molded precision components used in industrial, consumer and other applications, such as pumps, motors and transmissions, lawn and garden equipment, appliances, small hand tools and telecommunications equipment. We use composite metal alloys in powder form to manufacture high quality custom-engineered metal components. Our precision components segment serves four specific areas of the powder metal marketplace:

•	tight tolerance fluid power components such as pump elements and gears,

•	large powder metal components used primarily in construction equipment, agricultural equipment and trucks,

•	high volume parts for the lawn and garden, appliance and other markets, and

•	metal injection molded parts for a variety of industries, including small hand tools and , medical.

•	Performance Racing

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

The following chart shows our net sales by segment during the first six months of 2006:

Net Segment Sales
Six Months Ended June 30, 2006

As of June 30, 2006, Hawk had approximately 1,800 employees and 17 manufacturing, research, sales and administrative sites in 5 countries at its continuing operations.

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
•
Goodwill. Goodwill represents the excess of the cost of companies we acquired over the fair value of their net assets as of the date of acquisition. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets (SFAS 142),  our policy is to evaluate the carrying value of our goodwill and indefinite-lived intangible assets at least annually, or more frequently if there is a significant adverse event or change in the environment in which one of our business unit operates. We will record any impairment loss identified in the period such determination is made. In assessing the recoverability of our goodwill, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future discounted cash flows are highly subjective judgments based on our experience and knowledge of operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If actual results are materially different than the assumptions used, impairment could result. We did not record any impairment charges in the three or six month periods ended June 30, 2006 and 2005.

•
Long-Lived Assets. We review long-lived assets (excluding goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future undiscounted cash flows are highly subjective judgments based on our experience and knowledge of our operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. We did not record any impairment charges in the three and six month periods ended June 30, 2006 and 2005.

•
Pension Benefits. We account for our defined benefit pension plans in accordance with SFAS No. 87, Employers' Accounting for Pensions (SFAS 87), which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant elements in determining our pension income (expense) in accordance with SFAS 87 are the expected return on plan assets and appropriate discount rates. We assumed that the expected weighted average long-term rate of return on plan assets would be 8.2% for 2006. Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable. However, should the rate of return differ materially from our assumed rate we could experience a material adverse effect on the funded status of our plans and our future pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense). Net periodic benefit cost was $1.0 million for the six month period ended June 30, 2006 and $0.5 million for the six month period ended June 30, 2005.

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

SFAS No. 109, Accounting for Income Taxes (SFAS 109) provides certain guidelines to follow in making the determination of the need for a valuation allowance. We must demonstrate that taxable income is expected to be available for future periods sufficient to realize the benefits of temporary differences and carryforwards to not record a valuation allowance for deferred tax assets. We have identified strategies which, if implemented, would enable us to realize the aforementioned tax benefits, and therefore, we have determined that no valuation allowance is required as of June 30, 2006.

•
Foreign Currency Translation and Transactions. Assets and liabilities of our foreign operations are translated using period-end exchange rates and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in a separate component of our shareholders’ equity. Other comprehensive income includes a translation gain of $1.1 million for the six months ended June 30, 2006. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Sales or purchases in foreign currencies, other than the subsidiary’s local currency, are exchanged at the date of the transaction. The effect of transaction gains or losses are included in “Other (expense) income, net” in our Consolidated Statements of Income. Foreign currency transaction gains and losses were not material to the results of operations for the three and six months ended June 30, 2006 and 2005.

•
Recent Accounting Developments.

In June 2006, FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an amendment of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective in 2007. We are evaluating FIN 48, however we do not expect adoption of FIN 48 to have a material impact on our consolidated financial statements.

In March 2006, FASB issued SFAS 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 establishes the accounting for all separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement is effective in 2007. We are evaluating SFAS 156, however we do not expect adoption of SFAS 156 to have a material impact on our consolidated financial statements.

On February 16, 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (SFAS 155), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We are evaluating SFAS 155, however we do not expect adoption of SFAS 155 to have a material impact on our consolidated financial statements.

Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) contains provisions requiring an annual assessment by management, as of the end of the fiscal year, of the effectiveness of internal control for financial reporting. Section 404 also requires attestation and reporting by independent auditors on management’s assessment as well as other control-related matters. On September 21, 2005, the SEC published a ruling extending for one year the compliance dates for non-accelerated filers to report on internal control over financial reporting. For these issuers, Section 404 now will be effective for fiscal years ending on or after July 15, 2007.  On August 9, 2006, the SEC published a new proposed rule that would extend the compliance date for the report on management's assessment  of the effectiveness of internal control over financial reporting until fiscal years ending on or after December 15, 2007 for non-accelerated filers.  The proposed rule would also extend the non-accelerated filer compliance date for the auditor attestation report  on internal control over financial reporting until fiscal years ending on or after December 15, 2008.

At this time, we continue to qualify for non-accelerated filer status and therefore, will not need to comply with Section 404 until December 31, 2007. Our compliance initiatives are proceeding. We anticipate being compliant with the requirements of Section 404 as of December 31, 2007.

SECOND QUARTER OF 2006 COMPARED TO THE SECOND QUARTER OF 2005

Our continuing operations are organized into three strategic segments. These segments include friction products, precision components and performance racing. In the fourth quarter of 2003, we committed to selling our motor segment. As a result, we have classified this business as a discontinued operation.

Net Sales. Our consolidated net sales for the second quarter of 2006 were $76.3 million, an increase of $5.4 million or 7.6% from the same period in 2005. We experienced record net sales in our friction products segment, primarily as a result of the continuing economic strength during the first six months of 2006 in the industrial markets we serve, new product introductions and continued market share gains during the period.

	Three months ended June 30
Net Segment Sales:	2006	2005	$ Change	% Change
	(dollars in millions)
Friction products	$50.2	$45.7	$4.5	9.8%
Precision components	22.8	21.2	1.6	7.5%
Performance racing	3.3	4.0	(0.7)	-17.5%
Consolidated	$76.3	$70.9	$5.4	7.6%

•
Friction Products. Net sales in the friction products segment, our largest, were $50.2 million in the second quarter of 2006, an increase of $4.5 million, or 9.8%, compared to $45.7 million in 2005. As a result of new product introductions, general economic strength and market share gains, we experienced increases in most of our major markets, including construction and mining, heavy truck, aerospace, performance automotive and increased sales volumes to our direct aftermarket customer base. This segment continued to experience strong sales growth from our international operations in the second quarter of 2006.

•
Precision Components. Net sales in our precision components segment were $22.8 million in the second quarter 2006, an increase of 7.5% compared to 2005. The increase in net sales was primarily attributable to continued improving conditions in the general industrial segments of the domestic economy. We experienced sales increases in the fluid power and appliance markets served by this segment during the quarter. In addition, we increased manufacturing capacity in this segment with with our new technology equipment coming on-line during the quarter.

•
Performance Racing. Net sales in our performance racing segment were $3.3 million, a decrease of 17.5% compared to net sales of $4.0 million in the comparable period of 2005. The decrease in revenues was primarily attributable to a realignment of our strategic customer focus and increased competition in this marketplace. At the end of 2005, we made a significant change in the management of our driveline business, and in so doing, began repositioning this business in the marketplace by increasing the level of engineering support and product design capabilities. In addition, we have partnered with a new provider of premium gears for the racing market.

Gross Profit. Gross profit decreased $1.5 million to $16.0 million during second quarter of 2006, a 8.6% decline compared to gross profit of $17.5 million in the second quarter of 2005. Our gross profit margin declined to 21.0% of our net sales in the second quarter of 2006 compared to 24.7% of our net sales in the comparable period of 2005. The decline is primarily the result of continuing start-up costs incurred at our facility in Tulsa, volume reduction in our performance racing segment, and to a lesser extent, increased medical expenses, raw material cost increases and increased depreciation expense during the period.

	Three months ended June 30
Gross Profit Margin:	2006	2005	Change
Friction products	22.1%	26.5%	-4.4%
Precision components	19.3%	20.8%	-1.5%
Performance racing	15.2%	25.0%	-9.8%
Consolidated	21.0%	24.7%	-3.7%

•
Friction Products. Our friction products segment reported gross profit of $11.1 million or 22.1% of its net sales in the second quarter of 2006 compared to $12.1 million or 26.5% of its net sales in 2005. The decrease in our gross profit margin was primarily the result of start-up costs at our facility in Tulsa as well as increased medical and raw material costs during the period. The decrease in gross margin was partially offset by the impact of sales volume increases during the period, favorable product mix and operating improvements at our Italian facility.

•
Precision Components. Gross profit in our precision components segment was flat at $4.4 million in both the second quarter of 2006 and 2005. The segment’s gross profit was 19.3% of its net sales in the second quarter of 2006 compared to 20.8% of its net sales in 2005. The decrease in this segment’s margins was primarily the result of increases in medical and raw material costs and increased depreciation expense as a result of the new technology equipment placed into service in the second half of 2005 and first half of 2006. The decrease in gross profit margin was partially offset by favorable product mix as well as margin improvements from volume related absorption of fixed overhead.

•
Performance Racing. Our performance racing segment reported gross profit of $0.5 million or 15.2% of net sales in the second quarter of 2006 compared to $1.0 million or 25.0% of net sales in the comparable period of 2005. The decline in gross profit in the second quarter of 2006 was primarily the result of the reduced sales volumes in the quarter as well as less favorable product mix.

Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses decreased $0.1 million, or 1.0%, to $9.8 million in the second quarter of 2006 from $9.9 million during 2005. As a percentage of net sales, ST&A decreased to 12.8% in 2006 compared to 14.0% in 2005. The decrease in ST&A expenses resulted primarily from reductions in incentive compensation expense for the period. We spent $1.7 million, or 2.2% of our net sales on product research and development in the second quarter of 2006 compared to $1.6 million, or 2.3%, in 2005.

Income from Operations. Income from operations was flat at $6.2 million for the three months ended June 30, 2006 and 2005. Income from operations as a percentage of net sales decreased to 8.1% for the three month period ended June 30, 2006 from 8.7% in the comparable period of 2005. The decrease was primarily the result of the continued start-up costs associated with the transition of operations to our Tulsa facility, decreased sales volume in our performance racing segment, increased medical and raw material cost increases and increased depreciation expense, partially offset by favorable product mix and operating improvements at our precision components segment and our Italian friction products facility.

As a result of the items discussed above, income from operations at each of our segments was as follows:

	Three months ended June 30
Income (loss) from operations by segment:	2006	2005	$ Change	% Change
	(dollars in millions)
Friction products	$5.2	$4.8	$0.4	8.3%
Precision components	1.4	1.2	0.2	16.7%
Performance racing	(0.4)	0.2	(0.6)	-300.0%
Consolidated	$6.2	$6.2	$-

Included in our income from operations for the second quarter of 2005 was $1.3 million of direct restructuring costs related to the Tulsa plant relocation. Adjusted income from operations before these charges was $7.5 million or 10.6% of net sales in 2005. There were no comparable charges in for the second quarter of 2006.

	Three months ended June 30
	Income (loss) from operations, as reported (GAAP)		Restructuring costs		Adjusted income (loss) from operations
	2006	2005	2006	2005	2006	2005
	(dollars in millions)
Friction products	$5.2	$4.8	$-	$1.3	$5.2	$6.5
Precision components	1.4	1.2	-	-	1.4	1.4
Performance racing	(0.4)	0.2	-	-	(0.4)	(0.4)
Total	$6.2	$6.2	$-	$1.3	$6.2	$7.5

Operating margin	8.1%	8.7%			8.1%	10.6%

The table above discloses “Adjusted income (loss) from operations,” which is considered to be a “non-GAAP financial measure” under the rules and regulations of the SEC. We have presented this non-GAAP financial measure because we believe that meaningful analysis of our financial performance is enhanced by an understanding of isolated factors underlying that performance. By excluding our non-recurring restructuring and other costs, we believe that this non-GAAP financial measure allows our investors to more easily compare our financial performance period to period. In addition, our chief operating decision makers use this measure in monitoring and evaluating both our overall performance and the ongoing performance of each of our business segments. This non-GAAP financial measure should not be considered an alternative to measures required by GAAP. See the section captioned “Hawk’s Non-GAAP Financial Measures” in this Form 10-Q for more detailed disclosure.

Interest Expense. Interest expense increased $0.2 million during the second quarter ended June 30, 2006 to $2.8 million from $2.6 million in the comparable period of 2005. Higher levels of total borrowings as well as increased interest rates on our variable rate debt during the period were the reason for the increase in interest expense. Included as a component of interest expense in our financial statements are the amortization of deferred financing costs. Amortization of deferred financing costs included in interest expense was $0.1 million for the second quarter ended June 30, 2006 and 2005.

Income Taxes. We recorded a tax provision for our continuing operations of $1.5 million for the second quarter ended June 30, 2006 compared to $1.8 million in the comparable period of 2005. Our effective income tax rate differs from the current federal U.S. statutory rate of 35.0%, primarily as a result of tax rate differences on our foreign income and the lack of state tax benefits for domestic entities in a loss position for the three month period ended June 30, 2006 and 2005. Our worldwide provision for income taxes is based on annual tax rates for the year applied to all of our sources of income.

Discontinued Operations, net of tax. We have committed to a plan to divest our motor segment operations. In accordance with GAAP, we have accounted for the motor segment in our financial statements on the line item “Discontinued operations, net of tax.” The following is a summary of the results of discontinued operations for the second quarter ended June 30, 2006 and 2005. An analysis of Discontinued Operations is contained in “Note 6 — Discontinued Operations” in the accompanying unaudited Consolidated Financial Statements of this Form 10-Q.

	Three months ended
	June 30
	2006	2005
	(dollars in millions)
Net sales	$2.5	$2.4

Income from discontinued operations before income taxes	$0.3	$-
Income taxes	0.1	-
Income from discontinued operations, net of tax	$0.2	$-

Net Income. As a result of the factors noted above, we reported net income of $1.9 million, or $.20 cents per diluted share in 2006 compared to net income of $1.7 million, or $.17 per diluted share in 2005.

FIRST SIX MONTHS OF 2006 COMPARED TO THE FIRST SIX MONTHS OF 2005

Net Sales. Our consolidated net sales for the first six months of 2006 were $154.7 million, an increase of $11.8 million or 8.3% from the same period in 2005. We experienced sales increases as a result of new product introductions and market share gains in our friction products and precision component segments and the continuing economic expansion in the industrial markets we serve during the period.

	Six months ended June 30
Net Segment Sales:	2006	2005	$ Change	% Change
	(dollars in millions)
Friction products	$99.2	$90.0	$9.2	10.2%
Precision components	48.4	44.0	4.4	10.0%
Performance racing	7.1	8.9	(1.8)	-20.2%
Consolidated	$154.7	$142.9	$11.8	8.3%

•
Friction Products. Net sales in the friction products segment were $99.2 million for the first six months of 2006, an increase of $9.2 million, or 10.2%, compared to $90.0 million in the comparable period of 2005. Net sales increased as a result of new product introductions, continued market share gains in the construction and mining markets, improving economic conditions in our industrial markets and increased sales to our aftermarket. We experienced sales increases in our construction and mining, heavy truck, aftermarket and agriculture markets during the six month period. Net sales, on a local currency basis, at our Italian facility increased 14.0% in the first six months of 2006 compared to the comparable period of 2005.

•
Precision Components. Net sales in our precision components segment were $48.4 million in first six months of 2006, an increase of $4.4 million, or 10.0%, compared to $44.0 million in the comparable period of 2005. The increase in net sales was primarily attributable to improving conditions in the general industrial segments of the domestic economy as well as new product introductions associated with the new technology equipment expansion.

•
Performance Racing. Net sales in our performance racing segment were $7.1 million in the first six months of 2006, a decrease of $1.8 million, or 20.2%, compared to $8.9 million in the comparable period of 2005. The decrease in revenues was primarily attributable to a realignment of our strategic customer focus and increased competition in this marketplace. At the end of 2005, we made a significant change in the management of our driveline business, and in so doing, began repositioning this business in the marketplace by increasing the level of engineering support and product design capabilities. In addition, we have partnered with a new provider of premium gears for the racing market.

Gross Profit. Gross profit decreased $5.8 million to $30.4 million during the first six months of 2006, a 16.0% decrease compared to gross profit of $36.2 million in the comparable period of 2005. The gross profit margin decreased to 19.7% of net sales in 2006 from 29.3% of net sales in the comparable period of 2005.
	Six months ended June 30
Gross Profit Margin:	2006	2005	Change
Friction products	19.6%	27.4%	-7.8%
Precision components	20.0%	20.7%	-0.7%
Performance racing	18.3%	27.0%	-8.7%
Consolidated	19.7%	25.3%	-5.6%

•
Friction Products. Our friction products segment reported gross profit of $19.4 million or 19.6% of its net sales in the first six months of 2006 compared to $24.7 million or 27.4% of its net sales in the comparable period of 2005. The decrease in our gross profit margin was primarily the result of start-up costs at our facility in Tulsa as well as increased medical and raw material costs during the period. The decrease in gross margin was partially offset by the impact of sales volume increases during the period and favorable product mix.

•
Precision Components. Gross profit in our precision components segment was $9.7 million or 20.0% of its net sales in the first six months of 2006 compared to $9.1 million or 20.7% of its net sales in comparable period of 2005. The slight decrease in this segment's gross profit margin was primarily the result of higher medical, depreciation and raw material costs in addition to continued support of our China precision components facility during the period. The decline in the segment’s gross margin was partially offset by margin improvements from volume related absorption of fixed overhead and product mix.

•
Performance Racing. Our performance racing segment reported gross profit of $1.3 million or 18.3% of net sales in the first six months of 2006 compared to $2.4 million or 27.0% of net sales in the comparable period of 2004. The decrease in the gross profit and gross profit percentage during the period was primarily the result of reduced sales volumes during the six month period as well as less favorable product mix.

Selling, Technical and Administrative Expenses. ST&A expenses decreased $0.4 million, or 1.9%, to $20.7 million in the first six months of 2006 from $21.1 million in the comparable period of 2005. As a percentage of net sales, ST&A expenses decreased to 13.4% of net sales in the first six months of 2006 compared to 14.8% of net sales in the comparable period of 2005. The decrease in ST&A expenses resulted primarily from decreased incentive compensation costs and loan forgiveness and the related tax gross-up costs associated with our previously discussed forgiveness of shareholder loans in the six month period ended June 30, 2005. Included in ST&A expenses for the six months ended June 30, 2005, is $1.1 million of loan forgiveness costs. There were no loan forgiveness costs in the comparable 2006 period. We spent $3.3 million on product research and development in the first six months of 2006 compared to $3.1 million in the comparable period of 2005.

Restructuring Costs. We incurred no direct restructuring costs during the first six month of 2006. Direct restructuring costs, including the $0.2 million recorded in our costs of sales, for the six months ended June 30, 2005 were $2.1 million, consisting of severance, planning, recruiting, relocation and other costs associated with the start-up of our manufacturing facility in Tulsa, Oklahoma.

Income from Operations. Income from operations decreased $3.4 million or 26.6% to $9.4 million in the first six months of 2006 from $12.8 million in the comparable period of 2005. Income from operations as a percentage of net sales decreased to 6.1% in the first six months of 2006 from 9.0% in the comparable period of 2005. The decrease was primarily the result of the continued start-up costs associated with the transition of operations to our Tulsa facility, decreased sales volume in our performance racing segment, increased medical and raw material cost increases and increased depreciation expense partially offset by improved absorption of fixed costs as a result of sales volume increases, favorable product mix and continuing cost reduction initiatives.

As a result of the items discussed above, income from operations at each of our segments was as follows:

	Six months ended June 30
Income (loss) from operations by segment:	2006	2005	$ Change	% Change
	(dollars in millions)
Friction products	$6.5	$9.9	$(3.4)	-34.3%
Precision components	3.5	2.2	1.3	59.1%
Performance racing	(0.6)	0.7	(1.3)	-185.7%
Consolidated	$9.4	$12.8	$(3.4)	-26.6%

Included in our income from operations in the first six months of 2005 was $2.1 million of direct restructuring costs related to the plant relocation ($0.2 million of which was included in cost of sales) and a $1.1 million charge related to the previously disclosed forgiveness of the remaining balance of shareholder loans outstanding as of March 31, 2005. There were no comparable charges incurred by us in the comparable six month period ended June 30, 2006. Adjusted income from operations before these charges for the first six month of 2005 was $16.0 million, or 11.2% of net sales.

	Six months ended June 30
	Income (loss) from operations, as reported (GAAP)		Restructuring costs*		Loan forgiveness costs		Adjusted income (loss) from operations
	2006	2005	2006	2005	2006	2005	2006	2005
	(dollars in millions)
Friction products	$6.5	$9.9	$-	$2.1	$-	$0.6	$6.5	$12.6
Precision components	3.5	2.2	-	-	-	0.4	3.5	2.6
Performance racing	(0.6)	0.7	-	-	-	0.1	(0.6)	0.8
Total	$9.4	$12.8	$-	$2.1	$-	$1.1	$9.4	$16.0

Operating margin	6.1%	9.0%					6.1%	11.2%

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

Interest Expense. Interest expense increased $0.5 million in the first six months of 2006 to $5.7 million from $5.2 million in the comparable period of 2005. The increase is attributable to higher levels of total borrowings during the six month period ended June 30, 2006 as well as higher borrowing rates on our variable rate debt during the period. Included as a component of interest expense in our financial statements are deferred financing costs. Deferred financing costs included in interest expense in the first six months of 2006 and 2005 were $0.2 million.

Income Taxes. We recorded a tax provision for our continuing operations of $1.8 million in the first six months of 2006 compared to $3.8 million in the comparable period of 2005. Our effective income tax rate of 46.8% and 51.6% for the six month periods ended June 30, 2006 and 2005, respectively, exceed the current federal U.S. statutory rate of 35.0%, primarily as a result of tax rate differences on our expected foreign income and expected individual state tax liabilities. Our worldwide provision for income taxes is based on our estimated annual tax rates for the year applied to all of our sources of income.

Discontinued Operations, net of tax. We have committed to a plan to divest our motor segment operations. In accordance with GAAP, we have accounted for the motor segment in our financial statements on the line item “Discontinued operations, net of tax.” The following is a summary of the results of discontinued operations for the six months ended June 30, 2006 and 2005.

	Six months ended June 30
	2006	2005
	(dollars in millions)
Net sales	$4.9	$4.8

Income from discontinued operations before income taxes	$0.4	$0.2
Income taxes	0.1	0.1
Income from discontinued operations, net of tax	$0.3	$0.1

Net Income. As a result of the factors noted above, we reported net income of $2.3 million in the first six months of 2006 compared to $3.6 million in the comparable prior year period, a decrease of $1.3 million, or 36.1%.

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

Selected Measures of Liquidity and Capital Resources from Continuing Operations

	June 30,2006	December 31, 2005
	(dollars in millions)
Cash and cash equivalents	$5.8	$7.1
Working capital (1)	$59.6	$50.3
Current ratio (2)	2.0 to 1.0	1.9 to 1.0
Net debt as a % of capitalization (3)	72.3%	73.1%
Average number of days sales in accounts receivable	63 days	51 days
Average number of days sales in inventory	76 days	77 days

(1)	Working capital is defined as current assets minus current liabilities.
(2)	Current ratio is defined as current assets divided by current liabilities.
(3)	Net debt is defined as long-term debt, including current portion, and short-term borrowings, less cash. Capitalization is defined as net debt plus shareholders’ equity.

As part of our working capital management program, we review certain working capital measures on a continuous basis. The $9.3 million increase in our net working capital from December 31, 2005 resulted primarily from increased receivables and inventory levels to support our increased sales volumes during the period. Our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover, respectively. The number of days sales outstanding in accounts receivable was 63 days compared to 51 days at December 31, 2005. The increase is mainly attributable to the sales increase during recent months in addition to a reduction of a receivable factoring program at our Italian facility during the first six months of 2006.

Average inventory days improved to 76 days at June 30, 2006 as compared to 77 days at December 31, 2005. Our overall inventory investment has increased approximately $3.2 million at June 30, 2006 as compared to December 31, 2005 levels, primarily to support our increased sales volumes during the recent period.

Debt

The following table summarizes the components of our indebtedness as of June 30, 2006 and December 31, 2005:

	June 30	December 31
	2006	2005
	(dollars in millions)
Short-term debt	$1.0	$1.4
Senior notes	110.0	110.0
Bank facility	10.0	5.0
Other	1.0	1.2
Total debt	$122.0	$117.6

At June 30, 2006, we had $10.0 million outstanding under the bank facility and $2.2 million of letters of credit outstanding under the letter of credit sub-facility. At June 30, 2006, we had $17.8 million available to borrow under the bank facility. Borrowings under the credit facilities and bankers acceptances with local financial institutions at our facilities in Italy and China totaled $1.0 million as of June 30, 2006.

As of June 30, 2006, we were in compliance with the provisions of all of our debt instruments.

Cash Flow

The following table summarizes the major components of cash flow:

	Six months ended June 30
	2006	2005
	(dollars in millions)
Cash provided by operating activities of continuing operations	$-	$8.1
Cash used in investing activities of continuing operations	(6.2)	(7.9)
Cash provided by financing activities of continuing operations	4.9	0.2
Effect of exchange rates on cash	0.3	(0.4)
Cash used in (provided by) discontinued operations	(0.3)	0.2
Net (decrease) increase in cash and cash equivalents	$(1.3)	$0.1

At June 30, 2006, we had cash and cash equivalents of $5.8 million compared to $6.9 million at June 30, 2005. The cash on the balance sheet at June 30, 2006 and 2005 is primarily held at our foreign operations. Excess domestic cash is used to pay down the outstanding loans of our bank facility.

Net cash provided by our operating activities was $.03 million for the six months ended June 30, 2006 compared to $8.1 million in the comparable six month period of 2005. The increase in cash used in our operations in 2006 compared to 2005 was primarily the result of the increased working capital requirements required to support our sales growth during the 2006 period and the reduction of a receivable factoring program at our Italian facility. Our net working capital was $59.6 million as of June 30, 2006 compared to $52.5 million as of June 30, 2005.

We used cash in our investing activities of $6.2 million during the first six months of 2006 and $7.9 million in the comparable period of 2005 for the purchase of property, plant and equipment.

Cash provided by financing activities was $4.9 million for the six months ended June 30, 2006 compared to $0.2 million during the first six months of 2005. The increase in 2006 financing activities primarily resulted from borrowings in our bank facility to support higher levels of working capital as of June 30, 2006 compared to 2005 and the acquisition of property plant and equipment.

We believe that cash flow from operating activities and borrowings under our bank facility will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. In seeking to minimize the risks and costs associated with market risk, we manage our exposures to interest rates and foreign currency exchange rates through our regular operating and financial activities and through foreign currency hedge contracts. We had no foreign currency hedge contracts outstanding as of June 30, 2006. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. At June 30, 2006, approximately 9.0%, or $11.0 million, of our total debt bore interest at a variable rate. Our primary interest rate risk exposure results from floating rate debt. If interest rates were to increase 100 basis points (1%) from June 30, 2006 rates, and assuming no changes in debt from June 30, 2006 levels, our additional annual interest expense would be approximately $0.1 million.

Inflation Risk. We manage our inflation risks by ongoing review of product selling prices and production costs. In spite of the recent surcharges and prices increases on a number of our raw materials, we historically have been able to pass these increased costs to our customers, though we do experience a delay between our cost increases and sales price increases. Currently, we do not believe that inflation risks are material to our business, its consolidated financial position, results of operations, or cash flows.

Foreign Currency Exchange Risk. The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. We have operations outside the United States with foreign currency denominated assets and liabilities, primarily denominated in Euros, Canadian dollars, and Chinese Yuan. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. We do not expect that our unhedged foreign currency balance sheet exposure as of June 30, 2006 will result in a significant impact on our earnings or cash flows. We also monitor exposure to transactions denominated in currencies other than the functional currency of each country in which Hawk operates, and have periodically entered into forward contracts to mitigate that exposure. As of June 30, 2006, we have no derivative instruments outstanding.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Vice President - Finance. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Vice President - Finance each concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Hawk, including our consolidated subsidiaries, required to be included in reports we file with or submit to the SEC under the Securities Exchange Act of 1934. We continue to evaluate the need for improvements in our disclosure controls and procedures, including further formalizing our processes, procedures and policies.

On August 9, 2006, the SEC published a new proposed rule that would defer the compliance date for the report on management’s assessment of the effectiveness of internal control over financial reporting until fiscal years ending on or after December 15, 2007 for non-accelerated filers. The proposed rule would also defer the non-accelerated filer compliance date for the auditor attestation report on internal control over financial reporting until fiscal years ending on or after December 15, 2008. However, we anticipate being compliant with Section 404 by December 31, 2007, the currently required compliance date for us based on our non-accelerated filer status.

Changes in Internal Control. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that are judged to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in lawsuits that have arisen in the ordinary course of our business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made. In our opinion, the outcome of these legal actions will not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 31, 2005, filed on Form 10-K on March 29, 2006 with the SEC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 23, 2006, Hawk held its 2006 Annual Meeting of Stockholders to act on a proposal to elect directors for a one year term expiring in 2007. The following table sets forth the number of shares of Class A common stock voted for and withheld with respect to each nominee.

Nominee	Votes For	Votes Withheld
Andrew T. Berlin	7,638,863	286,367
Paul R. Bishop	6,980,447	944,783
Jack Kemp	6,500,373	1,424,857
Dan T. Moore, III	7,552,392	372,838

The holders of the Series D Preferred Stock voted all of their respective shares in favor of electing Ronald E. Weinberg, Norman C. Harbert and Byron S. Krantz as directors at the 2006 Annual Meeting.

ITEM 5.  OTHER INFORMATION

On August 14, 2006, Hawk and Joseph J. Levanduski entered into an Employment Agreement to modify certain terms of the employment relationship between the parties. Prior to the execution of the Employment Agreement, Mr. Levanduski was employed by Hawk as its Chief Financial Officer on at “at will” basis which employment was terminable by either party at any time for any or no reason. Under the terms of the Employment Agreement, Mr. Levanduski will continue to be employed as Hawk’s Chief Financial Officer for an initial term of five years which may be extended for additional one year periods upon the written agreement of the parties. Mr. Levanduski will receive a base salary equal to $275,000 per year and an opportunity to earn incentive compensation on an annual basis determined by the Chairman and the Compensation Committee of Hawk. Mr. Levanduski is also entitled to participate in the standard employee benefit programs offered by Hawk and Hawk’s stock option plans.

If the Employment Agreement is terminated by Hawk for any reason other than misconduct by Mr. Levanduski, he will continue to receive his base salary and medical insurance benefits for a period of two years following termination. If Mr. Levanduski becomes mentally or physically disabled during the term of his Employment Agreement, he will be entitled to receive the rate of compensation earned immediately prior to his disability for a period of one year after the onset of such disability. If Mr. Levanduski dies during the term of his Employment Agreement, Hawk will (i) pay compensation to his surviving spouse (or if at the time of Mr. Levanduski’s decease he has no wife, then to his beneficiaries) for a period of one year at the rate of compensation earned immediately prior to his death and (ii) provide medical insurance benefits to Mr. Levanduski’s family for a period of one year.

During Mr. Levanduski’s employment and for a period of two years thereafter, he is precluded from competing with Hawk either as an employee or otherwise.

Additionally, on August 14, 2006, in connection with the Employment Agreement, Mr. Levanduski entered into the Control Agreement described below in more detail. Mr. Levanduski is not entitled to any severance benefits as more fully described in the Employment Agreement if he is entitled to any severance benefits pursuant to the terms of the Control Agreement.

The Employment Agreement with Mr. Levanduski is filed herewith as Exhibit 10.1.

On August 14, 2006, Wellman Products Group, Inc. (“Wellman”) and B. Christopher DiSantis entered into an Employment Agreement to modify certain terms of the employment relationship between the parties. Prior to the execution of the Employment Agreement, Mr. DiSantis was as an officer of Hawk and Friction Products Co. (“Friction”) on at “at will” basis which employment was terminable by either party at any time for any or no reason. Under the terms of the Employment Agreement, Mr. DiSantis will be employed as President of Wellman for an initial term of five years which may be extended for additional one year periods upon the written agreement of the parties. Mr. DiSantis will receive a base salary equal to $300,000 per year and an opportunity to earn incentive compensation on an annual basis determined by the Chairman and the Compensation Committee of Hawk. Mr. DiSantis is also entitled to participate in the standard employee benefit programs offered by Wellman and Hawk’s stock option plans.

If the Employment Agreement is terminated by Wellman for any reason other than misconduct by Mr. DiSantis, he will continue to receive his base salary and medical insurance benefits for a period of two years following termination. If Mr. DiSantis becomes mentally or physically disabled during the term of his Employment Agreement, he will be entitled to receive the rate of compensation earned immediately prior to his disability for a period of one year after the onset of such disability. If Mr. DiSantis dies during the term of his Employment Agreement, Wellman will (i) pay compensation to his surviving spouse (or if at the time of Mr. DiSantis’ decease he has no wife, then to his beneficiaries) for a period of one year at the rate of compensation earned immediately prior to his death and (ii) provide medical insurance benefits to Mr. DiSantis’ family for a period of one year.

During Mr. DiSantis’ employment and for a period of two years thereafter, he is precluded from competing with Hawk either as an employee or otherwise.

In addition, on August 14, 2006, in connection with the Employment Agreement, Mr. DiSantis entered into the Control Agreement described below in more detail. Mr. DiSantis is not entitled to any severance benefits as more fully described in the Employment Agreement if he is entitled to any severance benefits pursuant to the terms of the Control Agreement.

The Employment Agreement with Mr. DiSantis is filed herewith as Exhibit 10.2.

On August 14, 2006, Hawk Precision Components Group, Inc. (“HPCG”) and Steven J. Campbell entered into an Agreement of Employment, Confidentiality and Non-Competition (the “New Employment Agreement”) whereby Mr. Campbell is employed as President of HPCG. In connection with the New Employment Agreement, Friction and Mr. Campbell terminated the Agreement of Employment, Confidentiality and Non-Competition dated January 27, 2000, as amended by a First Amendment to Agreement of Employment, Confidentiality and Non-Competition dated October 5, 2004 (collectively, the “Prior Agreements”) whereby Mr. Campbell was employed as President of Friction and President of Hawk’s performance racing segment. The terms of Mr. Campbell’s New Employment Agreement, including employment on an “at will” basis, compensation and benefits are consistent with the Prior Agreements. In addition, on August 14, 2006, in connection with the New Employment Agreement, Mr. Campbell entered into the Control Agreement described below in more detail.

In connection with Mr. Campbell’s employment by HPCG as President, on August 14, 2006, Friction and Mr. Campbell entered into the Memorandum of Agreement Concerning Termination of Employment Relationship (the “Memorandum of Termination”) which provides that the employment relationship between Mr. Campbell and Friction is terminated. In addition, the Memorandum of Termination provides that certain terms of the Prior Agreements shall remain in full force and effect and the performance of Mr. Campbell’s duties for HPCG pursuant to the New Employment Agreement will not constitute a violation of Mr. Campbell’s duties to Friction under the terms of the Prior Agreements.

The New Employment Agreement and the Memorandum of Termination are filed herewith as Exhibits 10.3 and 10.4, respectively.

On August 14, 2006, Steven J. Campbell, B. Christopher DiSantis, Thomas A. Gilbride and Joseph J. Levanduski (each, an “Executive”) entered into Hawk’s executive officer change in control agreement (the “Control Agreement”), which provides certain severance benefits if the employment of any Executive is terminated following a “Change in Control.” A “Change in Control” is defined as any acquiring person, alone or together with its affiliates and associates, having acquired or obtained the right to acquire the beneficial ownership of 50% or more of the outstanding shares of common stock of Hawk. These severance benefits will be paid only if (i) the termination of employment occurs within three years following the Change in Control and (ii) the termination was a “Qualifying Termination” (as such term is defined). If these conditions are met, each Executive will be entitled to receive severance payments equal to such Executive’s (i) base salary through the Executive’s termination date, (ii) prorated annual incentive compensation for the calendar year in which the termination of such Executive’s employment occurs and (iii) Average Compensation (as such term is defined) times a multiple of 2.99. Additionally, the vesting of each Executive’s outstanding equity awards will accelerate. The Control Agreement precludes each Executive from competing with Hawk, either as en employee or otherwise, for a period of one year following the termination of that Executive’s employment, however caused.

A form of the Control Agreement is filed herewith as Exhibit 10.5.

The descriptions of the various agreements set forth above are qualified in their entirety by reference to said agreements and incorporated herein by reference.

ITEM 6.  EXHIBITS

Exhibits:

10.1*	Employment Agreement, dated August 14, 2006, between Hawk Corporation and Joseph J. Levanduski
10.2*	Employment Agreement, dated August 14, 2006, between Wellman Products Group, Inc. and B. Christopher DiSantis
10.3*	Agreement of Employment, Confidentiality and Non-Competition, dated August 14, 2006, between Hawk Precision Components Group, Inc. and Steven J. Campbell
10.4*	Memorandum of Agreement Concerning Termination of Employment Relationship, dated August 14, 2006, between Friction Products Co. and Steven J. Campbell
10.5*	Form of Change in Control Agreement among Hawk Corporation and certain executive officers
31.1*	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________
* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006                     HAWK CORPORATION

By: /s/ Ronald E. Weinberg
Ronald E. Weinberg
Chairman of the Board, CEO and President

By: /s/ Joseph J. Levanduski
Joseph J. Levanduski
Chief Financial Officer