Form 10-Q
period 2006-09-30
HAWK CORP
filed 2006-11-13
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 1, 2006, the Registrant had the following number of shares of common stock outstanding:

Class A Common Stock, $0.01 par value:	9,007,454
Class B Common Stock, $0.01 par value:	None (0)

As used in this Form 10-Q, the terms “Company,” “Hawk,” “Registrant,” “we,” “us,” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of September 30, 2006.

PART 1  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30	December 31
	2006	2005
	(Unaudited)	(Note A)
Assets
Current assets:
Cash and cash equivalents	$5,893	$7,111
Accounts receivable, less allowance of $1,330 in 2006 and $1,046 in 2005	48,506	36,225
Inventories:
Raw materials	16,747	13,881
Work-in-process	16,010	14,433
Finished products	17,718	18,065
Total inventories	50,475	46,379
Deferred income taxes	4,546	4,430
Taxes receivable	42	347
Other current assets	5,245	5,660
Assets held for sale	-	1,644
Assets of discontinued operations	3,980	3,633
Total current assets	118,687	105,429

Property, plant and equipment:
Land and improvements	1,357	1,340
Buildings and improvements	19,412	18,539
Machinery and equipment	136,214	126,201
Furniture and fixtures	10,117	9,365
Construction in progress	3,496	5,317
	170,596	160,762
Less accumulated depreciation	99,770	89,844
Total property, plant and equipment	70,826	70,918

Other assets:
Goodwill	32,495	32,495
Finite-lived intangible assets	8,056	8,435
Deferred income taxes	916	916
Other	7,728	8,035
Total other assets	49,195	49,881
Total assets	$238,708	$226,228

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except share data)

	September 30	December 31
	2006	2005
	(Unaudited)	(Note A)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$31,785	$30,444
Accrued compensation	8,336	6,102
Accrued interest	2,494	4,895
Accrued taxes	3,260	664
Other accrued expenses	9,434	7,968
Short-term debt	1,146	1,386
Current portion of long-term debt	247	307
Liabilities of discontinued operations	2,693	3,334
Total current liabilities	59,395	55,100

Long-term liabilities:
Long-term debt	117,321	115,892
Deferred income taxes	1,026	885
Pension liabilities	10,554	10,522
Other accrued expenses	3,580	3,113
Total long-term liabilities	132,481	130,412

Shareholders' equity
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; 9,007,334 and 8,935,659 outstanding in 2006 and 2005, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized none issued or outstanding	-	-
Additional paid-in capital	53,425	53,349
Retained deficit	(544)	(4,845)
Accumulated other comprehensive loss	(4,715)	(5,986)
Treasury stock, at cost, 180,416 and 252,091 shares in 2006 and 2005, respectively	(1,427)	(1,895)
Total shareholders' equity	46,832	40,716
Total liabilities and shareholders' equity	$238,708	$226,228

Note A: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements (unaudited).

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
	(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net sales	$73,673	$62,808	$228,375	$205,753
Cost of sales	55,776	52,952	180,114	159,693
Gross profit	17,897	9,856	48,261	46,060

Operating expenses:
Selling, technical and administrative expenses	11,202	8,429	31,898	29,568
Restructuring costs	-	1,977	-	3,880
Employee benefit curtailment	-	(424)	-	(424)
Amortization of finite-lived intangible assets	126	184	379	552
Total operating expenses	11,328	10,166	32,277	33,576
Income (loss) from operations	6,569	(310)	15,984	12,484

Interest expense	(2,852)	(2,625)	(8,508)	(7,866)
Interest income	40	6	63	21
Other income (expense), net	52	(51)	132	(307)
Income (loss) from continuing operations, before income taxes	3,809	(2,980)	7,671	4,332

Income tax provision (benefit)	2,012	(1,273)	3,820	2,501

Income (loss) from continuing operations, after income taxes	1,797	(1,707)	3,851	1,831
Income from discontinued operations, net of tax of $165 and $302 for the three and nine months ended September 30, 2006 respectivly, and $7 and $67 for the three and nine months ended September 30, 2005	307	14	562	125

Net income (loss)	$2,104	$(1,693)	$4,413	$1,956

Earnings (loss) per share:
Basic earnings (loss) per share:
Earnings from continuing operations, after income taxes	$0.20	$(0.19)	$0.42	$0.19
Discontinued operations	0.03	-	0.06	0.01
Net earnings (loss) per basic share	$0.23	$(0.19)	$0.48	$0.20

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations, after income taxes	$0.19	$(0.19)	$0.39	$0.19
Discontinued operations	0.03	-	0.06	0.01
Net earnings (loss) per diluted share	$0.22	$(0.19)	$0.45	$0.20

Average shares outstanding - basic	9,007	8,880	8,988	8,854

Average shares and equivalents outstanding - diluted	9,498	8,880	9,518	9,345

See notes to consolidated financial statements (unaudited).

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	(Unaudited)
	Nine Months Ended
	September 30	September 30
	2006	2005
Cash flows from operating activities
Net income	$4,413	$1,956
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(562)	(125)
Depreciation and amortization	9,615	8,743
Loss on sale or disposal of fixed assets	39	682
Changes in operating assets and liabilites:
Accounts receivable	(11,528)	(2,147)
Inventories	(3,614)	(5,056)
Other assets	784	(73)
Accounts payable	1,090	3,850
Accrued expenses	3,727	682
Other liabilities and other	510	(136)
Net cash provided by operating activities of continuing operations	4,474	8,376

Net cash (used in) provided by operating activities of discontinued operations	(426)	686

Cash flows from investing activities
Purchases of property, plant and equipment	(8,840)	(11,664)
Proceeds from sale of property, plant and equipment	1,668	76
Net cash used in investing activities of continuing operations	(7,172)	(11,588)

Net cash used in investing activities of discontinued operations	-	(42)

Cash flows from financing activities
Proceeds from short-term debt	457	(125)
Payments on short-term debt	(739)	-
Proceeds from long-term debt	65,378	63,624
Payments on long-term debt	(63,974)	(61,655)
Stock options and issuance of treasury stock as compensation, net	545	518
Payments of preferred stock dividends	(113)	(113)
Net cash provided by financing activities of continuing operations	1,554	2,249
Net cash provided by financing activities of discontinued operations	-	-
Effect of exchange rate changes on cash	352	(439)
Net cash used in continuing operations	(792)	(1,402)
Net cash (used in) provided by discontinued operations	(426)	644
Net decrease in cash and cash equivalents	(1,218)	(758)
Cash and cash equivalents at beginning of period	7,111	6,785
Cash and cash equivalents at end of period	$5,893	$6,027

See notes to consolidated financial statements (unaudited).

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2006
(In thousands, except share data)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (Company) for the year ended December 31, 2005.

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

Certain amounts have been reclassified to conform to the 2006 reporting presentation.

NOTE 2 - FINITE-LIVED INTANGIBLE ASSETS

The components of finite-lived intangible assets are as follows:

	September 30, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Product certifications	$20,820	$12,812	$8,008	$20,820	$12,441	$8,379
Other intangible assets	2,719	2,671	48	2,719	2,663	56

	$23,539	$15,483	$8,056	$23,539	$15,104	$8,435

Product certifications were acquired and valued based on the acquired company’s position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

The Company estimates that amortization expense for finite-lived intangible assets in 2006 will be approximately $500.

NOTE 3 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Net income (loss)	$2,104	$(1,693)	$4,413	$1,956
Foreign currency translation	214	(20)	1,271	(1,363)
Comprehensive income (loss)	$2,318	$(1,713)	$5,684	$593

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

The adoption of SFAS 123R reduced income before income taxes for the three months ended September 30, 2006 by $65 and for the nine months ended September 30, 2006 by $167. No stock-based employee compensation cost is reflected in net income prior to the adoption of SFAS 123R, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148), the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123) in 2005:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net (loss) income as reported	$(1,693)	$1,956
Employee stock-based compensation expense determined under fair value based methods, net of tax of $46 for the three months ended September 30, 2006 and $125 for the nine months ended September 30, 2005	74	200
Pro forma net (loss) earnings	$(1,767)	$1,756

Basic (loss) earnings per share:
As reported	$(0.19)	$0.20
Pro forma	$(0.20)	$0.19
Diluted (loss) earnings per share:
As reported	$(0.19)	$0.20
Pro forma	$(0.20)	$0.19

Stock-based option activity during the nine months ended September 30, 2006 is as follows:
	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	942,080	$5.13
Granted	20,000	13.97
Exercised	(66,363)	4.90
Forfeited or expired	(8,000)	7.70

Options outstanding at September 30, 2006	887,717	$5.33	5.8 yrs.	$4,730

Exercisable at September 30, 2006	716,833	$4.93	5.4 yrs.	$3,537

Substantially all outstanding stock-based awards are expected to vest. Net cash proceeds from the exercise of stock options was $7 for the three months ended September 30, 2006 and $337 for the nine months ended September 30, 2006.

As of September 30, 2006 there was $371 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements under the Company’s stock compensation plans. The cost is expected to be recognized over the next five years.

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

Operating results from discontinued operations are summarized as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Net sales	$2,587	$2,036	$7,520	$6,809

Income from discontinued operations before income taxes	$472	$21	$864	$192
Income tax expense	165	7	302	67
Income from discontinued operations, net of tax	$307	$14	$562	$125

The assets and liabilities of this segment, which have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, consist of the following at September 30, 2006 and December 31, 2005:

	September 30	December 31
	2006	2005
Accounts receivable	$2,361	$1,926
Inventory	626	490
Other current assets	665	889
Property, plant and equipment	328	328
Total assets of discontinued operations	$3,980	$3,633

Accounts payable	$2,507	$3,135
Other accrued expenses	186	199
Total liabilities of discontinued operations	$2,693	$3,334

NOTE 7 - RESTRUCTURING

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), the Company recorded liabilities for costs associated with exit or disposal activities, including restructuring costs, when the liability is incurred instead of at the date of commitment to an exit or disposal activity.
In the fourth quarter of 2003, the Company committed to a restructuring program in its friction products segment to achieve cost savings and expand its capacity by moving operations from its Brook Park, Ohio location to a new production facility in Tulsa, Oklahoma. During 2004, the Company substantially completed the construction of its new and larger, leased facility. During 2005, all manufacturing was transferred to Tulsa and the Brook Park operation was closed. This restructuring program was completed in 2005, therefore the Company did not incur any restructuring charges in the nine months ended September 30, 2006 and does not anticipate incurring any restructuring charges for the remainder of 2006. However, the Company continues to manage transitional issues during the current period. In the three and nine months ended September 30, 2005, the Company incurred $2,217 and $4,288 of restructuring costs, respectively, $240 and $408 of which were included in “Cost of sales” in the Consolidated Statements of Income.

The following table sets forth the cash flow activity related to restructuring accrual for the nine months ended September 30, 2006:

Restructuring cost accrual as of January 1, 2006	$473
Cash payments through September 30, 2006	473
Restructuring cost accrual as of September 30, 2006	$-

During the third quarter of 2005, the Company entered into a contract to sell the Brook Park, Ohio manufacturing facility. The assets under contract were reported as “Assets held for sale” on the December 31, 2005 Consolidated Balance Sheet, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company completed the sale of the Brook Park facility and received net cash proceeds of $1.6 million during the third quarter of 2006, resulting in a net gain of $15 on the transaction.

NOTE 8 - EMPLOYEE BENEFITS

A summary of the components of net periodic benefit cost of the Company’s defined benefit pension plans for the three and nine months ended September 30 is as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Service cost – benefits earned during the period	$52	$265	$678	$796
Interest cost on projected benefit obligation	427	379	1,324	1,137
Expected return on plan assets	(485)	(453)	(1,438)	(1,360)
Amortization of prior service cost	58	2	81	7
Pension settlement / curtailment	-	-	42	-
Recognized net actuarial loss	75	67	389	200
Net periodic benefit cost	$127	$260	$1,076	$780

As of September 30, 2006, $1,433 of contributions have been made on a cash basis to the Company’s defined benefit pension plans. Hawk presently anticipates contributing an additional $337 to fund its defined benefit pension plans in 2006 for a total of $1,768.

The Company froze one of its defined benefit pension plans effective May 31, 2006 as part of the Company’s move to a common 401(k) retirement plan program for all non-union salary and hourly employees in the United States as of June 1, 2006.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. This statement is effective for the Company as of December 31, 2006. The Company is currently in the process of evaluating SFAS 158 on its consolidated financial statements and expects to adopt this statement as of December 31, 2006.

NOTE 9 - INCOME TAXES

The effective income tax rates from continuing operations for the nine months ended September 30, 2006 and 2005 are 49.8% and 57.7%, respectively. The Company’s effective tax rate is higher than the statutory rate primarily due to higher tax rates in its foreign jurisdictions and the lack of state tax benefits for domestic entities in a net loss position. The lower effective tax rate in 2006 compared to 2005 is the result of improved domestic earnings.

In July 2006, FASB issued Financial Interpretation No. 48 Accounting for Uncertainty in Income Taxes - an amendment of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes by establishing minimum standards for the recognition and measurement of tax positions taken or expected to be taken in a tax return.  Under the requirements of FIN 48, the Company must review all of its uncertain tax positions and make a determination as to whether the Company’s position is more-likely-than-not to be sustained upon examination by regulatory authorities.  If a position meets the more-likely-than-not criteria, then the related tax benefit is measured based on the cumulative probability analysis of the amount that is more-likely-than-not to be realized upon ultimate settlement. For the Company, FIN 48 is effective on January 1, 2007.  FIN 48 represents a significant change in accounting for income taxes. Accordingly, the Company is currently evaluating the impact of this interpretation on its financial statements and will adopt FIN 48 as required.

NOTE 10 - EARNINGS PER SHARE

Basic and diluted earnings per share are computed as follows:

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
Income (loss) from continuing operations, after income taxes	$1,797	$(1,707)	$3,851	$1,831
Less: Preferred stock dividends	37	38	113	113
Income (loss) from continuing operations, after income taxes available to common shareholders	$1,760	$(1,745)	$3,738	$1,718

Net income (loss)	$2,104	$(1,693)	$4,413	$1,956
Less: Preferred stock dividends	37	38	113	113
Net income (loss) available to common shareholders	$2,067	$(1,731)	$4,300	$1,843

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	9,007	8,880	8,988	8,854
Diluted:
Basic weighted average shares outstanding	9,007	8,880	8,988	8,854
Dilutive effect of stock options	491	-	530	491
Diluted weighted average shares outstanding	9,498	8,880	9,518	9,345

Earnings (loss) per share:
Basic earnings (loss) from continuing operations, after income taxes	$0.20	$(0.19)	$0.42	$0.19
Discontinued operations	0.03	-	0.06	0.01
Net earnings (loss) per basic share	$0.23	$(0.19)	$0.48	$0.20

Diluted earnings (loss) from continuing operations, after income taxes	$0.19	$(0.19)	$0.39	$0.19
Discontinued operations	0.03	-	0.06	0.01
Net earnings (loss) per diluted share	$0.22	$(0.19)	$0.45	$0.20

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

The performance racing segment engineers, manufactures and markets premium branded clutch, transmissions and driveline systems. The Company, through this segment, targets leading teams in the National Association for Stock Car Auto Racing (NASCAR), the American LeMans Racing Series (ALMS), weekend enthusiasts in the Sports Car Club of America (SCCA) and other road racing and oval track competition cars.

Information by segment is as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Net sales to external customers:
Friction products	$50,140	$40,192	$149,379	$130,205
Precision components	20,717	19,134	69,106	63,146
Performance racing	2,816	3,482	9,890	12,402
Consolidated	$73,673	$62,808	$228,375	$205,753

Depreciation and amortization: (1)
Friction products	$1,776	$1,681	$5,225	$5,196
Precision components	1,321	1,014	3,885	3,053
Performance racing	61	58	177	170
Consolidated	$3,158	$2,753	$9,287	$8,419

Gross profit:
Friction products	$14,347	$6,262	$33,726	$30,988
Precision components	3,139	3,096	12,787	12,162
Performance racing	411	498	1,748	2,910
Consolidated	$17,897	$9,856	$48,261	$46,060

Income (loss) from operations:
Friction products	$7,346	$(404)	$13,815	$9,480
Precision components	(251)	380	3,249	2,589
Performance racing	(526)	(286)	(1,080)	415
Consolidated	$6,569	$(310)	$15,984	$12,484

____________

(1)
Depreciation and amortization outlined in this table does not include deferred financing amortization of $109 and $328 in the first three and nine months ended September 30, 2006 and $108 and $324 in the first three and nine months ended September 30, 2005, which is included in Interest expense on the Consolidated Statements of Income.

The following section discloses adjusted income (loss) from operations for each business segment. This disclosure differs from income (loss) from operations, the most directly comparable measure calculated in accordance with GAAP. A reconciliation of this financial measure to the most comparable GAAP measure is included in the table below.

Reconciliation of adjusted income (loss) from operations to income from operations determined in accordance with GAAP:

	Three months ended		Nine months ended
	September 30		September 30
	2006	2005	2006	2005
Income (loss) from operations - Friction products	$7,346	$(404)	$13,815	$9,480
Restructuring costs	-	2,217	-	4,288
Loan forgiveness costs	-	-	-	593
Employee benefit curtailment income	-	(424)	-	(424)
Adjusted income from operations – Friction products	$7,346	$1,389	$13,815	$13,937

(Loss) income from operations - Precision components	$(251)	$380	$3,249	$2,589
Loan forgiveness costs	-	-	-	443
Adjusted (loss) income from operations – Precision components	$(251)	$380	$3,249	$3,032

(Loss) income from operations - Performance racing	$(526)	$(286)	$(1,080)	$415
Loan forgiveness costs	-	-	-	64
Adjusted (loss) income from operations – Performance racing	$(526)	$(286)	$(1,080)	$479

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

NOTE 12 - RELATED PARTIES

In July 1995, two of the Company’s senior executive officers were issued interest-bearing notes by the Company in the amount of $1,604, enabling them to repay certain indebtedness incurred by them with respect to an acquisition. The notes bore interest at the prime rate. The notes were due and payable on July 1, 2005. In May 1998, $604 of the principal balance of the notes was repaid by the senior executive officers. On January 30, 2004, the compensation committee of the Company’s Board of Directors approved the forgiveness of the shareholder notes of these two senior executive officers by July 1, 2005 if specific operating targets were achieved. As of March 31, 2005, the remaining $600 of the shareholder notes was forgiven by the compensation committee of the Company’s Board of Directors, based on the achievement of similar specified operating targets. In addition, the Board of Directors awarded $500 to the senior executive officers to pay the taxes associated with the forgiveness of this portion of their debt. As of September 30, 2006, and December 31, 2005, there were no shareholder notes outstanding. The forgiveness of the shareholder notes and the associated taxes were reported as compensation expense and included in Selling, technical and administrative expenses in the Company’s Consolidated Statements of Income for the nine months ended September 30, 2005.

NOTE 13 - SUPPLEMENTAL GUARANTOR INFORMATION

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

The following supplemental condensed consolidating financial statements present:

•
Condensed consolidating balance sheets as of September 30, 2006 and December 31, 2005, condensed consolidating statements of income for the three and nine months ended September 30, 2006 and 2005, and condensed consolidating statements of cash flows for the nine months ended September 30, 2006 and 2005.

•
Hawk Corporation (Parent), combined guarantor subsidiaries consisting of the Company’s domestic subsidiaries and combined non-guarantor subsidiaries consisting of the Company's subsidiaries in Canada, Italy, and China, with their investments in subsidiaries accounted for using the equity method.

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

Supplemental Condensed Consolidating
Balance Sheet

	September 30, 2006 (Unaudited)
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$141	$251	$5,501	$-	$5,893
Accounts receivable, net	-	30,602	17,904	-	48,506
Inventories, net	(867)	38,250	13,889	(797)	50,475
Deferred income taxes	4,252	-	294	-	4,546
Taxes receivable	42	-	-	-	42
Other current assets	1,300	1,813	2,133	(1)	5,245
Assets held for sale	-	-	-	-	-
Assets of discontinued operations	-	-	3,980	-	3,980
Total current assets	4,868	70,916	43,701	(798)	118,687
Investment in subsidiaries	793	-	-	(793)	-
Inter-company advances, net	(675)	2,801	(2,114)	(12)	-
Propery, plant and equipment, net	-	59,451	11,375	-	70,826
Other assets:
Goodwill and other intangible assets	72	40,479	-	-	40,551
Other	1,335	5,837	945	527	8,644
Total other assets	1,407	46,316	945	527	49,195
Total assets	$6,393	$179,484	$53,907	$(1,076)	$238,708
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$44	$20,105	$11,636	$-	$31,785
Accrued compensation	1,552	4,827	1,957	-	8,336
Accrued interest	2,484	-	10	-	2,494
Accrued taxes	866	282	2,383	(271)	3,260
Other accrued expenses	1,568	7,000	866	-	9,434
Short-term debt	-	-	1,146	-	1,146
Current portion of long-term debt	-	120	127	-	247
Liabilities of discontinued operations	-	31	2,662	-	2,693
Total current liabilities	6,514	32,365	20,787	(271)	59,395
Long-term liabilities:
Long-term debt	116,636	603	82	-	117,321
Deferred income taxes	79	-	947	-	1,026
Other	663	9,549	3,922	-	14,134
Inter-company advances, net	(189,140)	178,429	10,711	-	-
Total long-term liabilities	(71,762)	188,581	15,662	-	132,481
Shareholders' equity	71,641	(41,462)	17,458	(805)	46,832
Total liabilities and shareholders' equity	$6,393	$179,484	$53,907	$(1,076)	$238,708

Supplemental Condensed Consolidating
Balance Sheet

	December 31, 2005 (Unaudited)
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Elimination	Consolidated
Assets
Current assets:
Cash and cash equivalents	$229	$45	$6,837	$-	$7,111
Accounts receivable, net	-	25,989	10,236	-	36,225
Inventories, net	(716)	37,119	10,543	(567)	46,379
Deferred income taxes	4,112	-	318	-	4,430
Taxes receivable	347	-	-	-	347
Other current assets	1,258	2,481	2,038	(117)	5,660
Assets held for sale	-	1,644	-	-	1,644
Assets of discontinued operations	-	5	3,628	-	3,633
Total current assets	5,230	67,283	33,600	(684)	105,429
Investment in subsidiaries	793	-	-	(793)	-
Inter-company advances, net	(800)	2,593	(1,793)	-	-
Property, plant and equipment, net	-	60,856	10,062	-	70,918
Other assets:
Goodwill and other intangible assets	286	40,644	-	-	40,930
Other	916	8,034	897	(896)	8,951
Total other assets	1,202	48,678	897	(896)	49,881
Total assets	$6,425	$179,410	$42,766	$(2,373)	$226,228
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$-	$20,620	$9,824	$-	$30,444
Accrued compensation	286	3,987	1,829	-	6,102
Accrued interest	4,863	-	32	-	4,895
Accrued taxes	603	197	37	(173)	664
Other accrued expenses	1,203	6,164	601	-	7,968
Short-term debt	-	-	1,386	-	1,386
Current portion of long-term debt	-	165	142	-	307
Liabilities of discontinued operations	-	67	3,267	-	3,334
Total current liabilities	6,955	31,200	17,118	(173)	55,100
Long-term liabilities:
Long-term debt	115,041	689	162	-	115,892
Deferred income taxes	-	-	885	-	885
Other	-	10,156	3,479	-	13,635
Inter-company advances, net	(186,777)	178,420	8,846	(489)	-
Total long-term liabilities	(71,736)	189,265	13,372	(489)	130,412
Shareholders’ equity	71,206	(41,055)	12,276	(1,711)	40,716
Total liabilities and shareholders’ equity	$6,425	$179,410	$42,766	$(2,373)	$226,228

Supplemental Condensed Consolidating
Statement of Income

	Three Months Ended September 30, 2006 (Unaudited)
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$59,170	$17,213	$(2,710)	$73,673
Cost of sales	-	44,670	13,816	(2,710)	55,776
Gross profit	-	14,500	3,397	-	17,897
Operating expenses:
Selling, technical and administrative expenses	956	8,703	1,543	-	11,202
Amortization of intangibles	-	126	-	-	126
Total operating expenses	956	8,829	1,543	-	11,328
(Loss) income from operations	(956)	5,671	1,854	-	6,569
Interest income (expense), net	891	(3,702)	(1)	-	(2,812)
Income from equity investee	2,608	1,185	-	(3,793)	-
Other (expense) income, net	(56)	15	93	-	52
Income from continuing operations, before income taxes	2,487	3,169	1,946	(3,793)	3,809
Income tax provision	383	613	1,016	-	2,012
Income from continuing operations, after income taxes	2,104	2,556	930	(3,793)	1,797
Discontinued operations, net of tax	-	52	255	-	307
Net income	$2,104	$2,608	$1,185	$(3,793)	$2,104

Supplemental Condensed Consolidating
Statement of Income

	Three Months Ended September 30, 2005 (Unaudited)
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$49,825	$15,347	$(2,364)	$62,808
Cost of sales	-	43,327	11,989	(2,364)	52,952
Gross profit	-	6,498	3,358	-	9,856
Operating expenses:
Selling, technical and administrative expense	42	6,996	1,391	-	8,429
Restructuring costs	-	1,977	-	-	1,977
Employee benefit curtailment	-	(424)	-	-	(424)
Amortization of intangibles	-	184	-	-	184
Total operating expenses	42	8,733	1,391	-	10,166
(Loss) income from operations	(42)	(2,235)	1,967	-	(310)
Interest income (expense), net	892	(3,491)	(20)	-	(2,619)
(Loss) income from equity investee	(2,352)	1,204	-	1,148	-
Other (expense) income, net	-	(109)	58	-	(51)
(Loss) income from continuing operations, before income taxes	(1,502)	(4,631)	2,005	1,148	(2,980)
Income tax provision (benefit)	191	(2,237)	773	-	(1,273)
(Loss) income from continuing operations, after income taxes	(1,693)	(2,394)	1,232	1,148	(1,707)
Discontinued operations, net of tax	-	42	(28)	-	14
Net (loss) income	$(1,693)	$(2,352)	$1,204	$1,148	$(1,693)

Supplemental Condensed Consolidating
Statement of Income

	Nine Months Ended September 30, 2006 (Unaudited)
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$183,400	$55,556	$(10,581)	$228,375
Cost of sales	-	147,252	43,443	(10,581)	180,114
Gross profit	-	36,148	12,113	-	48,261
Operating expenses:
Selling, technical and administrative expenses	1,057	25,965	4,876	-	31,898
Amortization of intangibles	-	379	-	-	379
Total operating expenses	1,057	26,344	4,876	-	32,277
(Loss) income from operations	(1,057)	9,804	7,237	-	15,984
Interest income (expense), net	2,674	(11,084)	(35)	-	(8,445)
Income from equity investee	4,000	4,332	-	(8,332)	-
Other (expense) income, net	(26)	99	59	-	132
Income from continuing operations, before income taxes	5,591	3,151	7,261	(8,332)	7,671
Income tax provision (benefit)	1,178	(716)	3,358	-	3,820
Income from continuing operations, after income taxes	4,413	3,867	3,903	(8,332)	3,851
Discontinued operations, net of tax	-	133	429	-	562
Net income	$4,413	$4,000	$4,332	$(8,332)	$4,413

Supplemental Condensed Consolidating
Statement of Income

	Nine Months Ended September 30, 2005 (Unaudited)
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$164,105	$50,165	$(8,517)	$205,753
Cost of sales	-	129,969	38,241	(8,517)	159,693
Gross profit	-	34,136	11,924	-	46,060
Operating expenses:
Selling, technical and administrative expenses	970	24,272	4,326	-	29,568
Restructuring costs	-	3,880	-	-	3,880
Employee benefit curtailment	-	(424)	-	-	(424)
Amortization of intangibles	-	552	-	-	552
Total operating expenses	970	28,280	4,326	-	33,576
(Loss) income from operations	(970)	5,856	7,598	-	12,484
Interest income (expense), net	2,686	(10,463)	(68)	-	(7,845)
Income from equity investee	1,767	4,624	-	(6,391)	-
Other (expense) income, net	(34)	(268)	(5)	-	(307)
Income (loss) from continuing operations, before income taxes	3,449	(251)	7,525	(6,391)	4,332
Income tax provision (benefit)	1,493	(1,926)	2,934	-	2,501
Income from continuing operations, after income taxes	1,956	1,675	4,591	(6,391)	1,831
Discontinued operations, net of tax	-	92	33	-	125
Net income	$1,956	$1,767	$4,624	$(6,391)	$1,956

Supplemental Condensed Consolidating
Cash Flow Statement

	Nine Months Ended September 30, 2006 (Unaudited)
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(2,115)	$4,480	$2,109	$-	$4,474
Net cash provided by (used in) operating activities of discontinued operations	-	102	(528)	-	(426)
Cash flows from investing activities:
Purchases of property, plant and equipment	-	(5,890)	(2,950)	-	(8,840)
Proceeds from sale of property, plant and equipment	-	1,644	24	-	1,668
Net cash used in investing activities of continuing operations	-	(4,246)	(2,926)	-	(7,172)
Net cash used in investing activities of discontinued operations	-	-	-	-	-
Cash flows from financing activities:
Proceeds from short-term debt	-	-	457	-	457
Payments on short-term debt	-	(29)	(710)	-	(739)
Proceeds from long-term debt	65,378	-	-	-	65,378
Payments on long-term debt	(63,783)	(101)	(90)	-	(63,974)
Stock options and issuance of treasury stock as compensation, net	545	-	-	-	545
Payments of preferred stock dividend	(113)	-	-	-	(113)
Net cash provided by (used in) financing activities of continuing operations	2,027	(130)	(343)	-	1,554
Effect of exchange rate changes on cash	-	-	352	-	352
Net cash (used in) provided by continuing operations	(88)	104	(808)	-	(792)
Net cash provided by (used in) discontinued operations	-	102	(528)	-	(426)
Net (decrease) increase in cash and cash equivalents	(88)	206	(1,336)	-	(1,218)
Cash and cash equivalents, at beginning of period	229	45	6,837	-	7,111
Cash and cash equivalents, at end of period	$141	$251	$5,501	$-	$5,893

Supplemental Condensed Consolidating
Cash Flow Statement

	Nine Months Ended September 30, 2005 (Unaudited)
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(4,255)	$10,160	$2,471	$-	$8,376
Net cash provided by operating activities of discontinued operations	-	-	686	-	686
Cash flows from investing activities
Purchases of property, plant and equipment	-	(10,129)	(1,535)	-	(11,664)
Proceeds from sale or property, plant and equipment	-	64	12	-	76
Net cash used in investing activities of continuing operations	-	(10,065)	(1,523)	-	(11,588)
Net cash used in investing activities of discontinued operations	-	-	(42)	-	(42)
Cash flows from financing activities
Payment on short-term debt	-	(116)	(9)	-	(125)
Proceeds from long-term debt	63,474	150	-	-	63,624
Payments on long-term debt	(61,400)	(139)	(116)	-	(61,655)
Net proceeds from exercise of stock options	518	-	-	-	518
Payments of preferred stock dividends	(113)	-	-	-	(113)
Net cash provided by (used in) financing activities of continuing operations	2,479	(105)	(125)	-	2,249
Effect of exchange rate changes on cash	-	-	(439)	-	(439)
Net cash (used in) provided by continuing operations	(1,776)	(10)	384	-	(1,402)
Net cash provided by discontinued operations	-	-	644	-	644
Net (decrease) increase in cash and cash equivalents	(1,776)	(10)	1,028		(758)
Cash and cash equivalents, at beginning of period	1,967	49	4,769	-	6,785
Cash and cash equivalents, at end of period	$191	$39	$5,797	$-	$6,027

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

This non-GAAP financial measure is defined by us as income from operations as presented in our Consolidated Statements of Income plus restructuring costs and loan forgiveness costs, less income from a reversal of a post retirement benefit liability. We use this measure to more accurately gauge the ongoing day to day operating activities of our business. As a result of our decision to relocate one of our friction products manufacturing facilities to Tulsa, Oklahoma from Ohio, we incurred significant non-recurring restructuring costs related to this one-time event that impacted our financial results for 2005. This restructuring program was completed as of December 31, 2005. The loan forgiveness expense resulted from a one-time, non-recurring action taken by our compensation committee on January 30, 2004 approving the forgiveness of the shareholder notes of two of our senior executive officers. The action required the full forgiveness of the shareholder notes by July 1, 2005 if specific operating targets were met. Based on our performance, a portion of the shareholder notes was forgiven as of March 31, 2004 and the remainder in March 2005. Additionally, we reported income in the third quarter of 2005 as a result of a reduction in an actuarially computed post retirement benefit liability no longer owed by us. There were no comparable restructuring costs, loan forgiveness costs, or other non-cash income relating to the reversal of a pension liability in the third quarter or first nine months of 2006.

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

GENERAL

Through our subsidiaries, we operate in three reportable segments: friction products, precision components and performance racing. Our results of operations are affected by a variety of factors, including but not limited to, general economic conditions, manufacturing efficiency, customer demand for our products, competition, raw material pricing and availability, labor relations with our personnel and political conditions in the countries in which we operate. We sell a wide range of products that have a correspondingly wide range of gross margins. Our consolidated gross margin is affected by product mix, selling prices, material and labor costs as well as our ability to absorb overhead costs resulting from fluctuations in demand for our products.

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

We are a leading supplier of powder metal and metal injection molded precision components used in industrial, consumer and other applications, such as pumps, motors and transmissions, lawn and garden equipment, appliances, small hand tools and automobiles. We use composite metal alloys in powder form to manufacture high quality custom-engineered metal components. Our precision components segment serves four specific areas of the powder metal marketplace:

•	tight tolerance fluid power components such as pump elements and gears,

•	large powder metal components used primarily in construction equipment, agricultural equipment and trucks,

•	high volume parts for the lawn and garden, appliance, automotive and other markets, and

•	metal injection molded parts for a variety of industries, including small hand tools and medical.

•	Performance Racing

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

The following chart shows our net sales by segment during the first nine months of 2006:

Net Segment Sales
Nine Months Ended September 30, 2006

As of September 30, 2006, our continuing operations had approximately 1,800 employees at 17 manufacturing, research, sales and administrative sites in 5 countries.

Recent Event

On October 26, 2006, we announced that we had retained Jefferies and Company, Inc. to act as our exclusive financial advisor to assist us in exploring the possible sale of our precision components group. That business segment manufactures and sells powder metal precision components and metal injection molded components used in industrial, consumer and other applications. At this point in time, there can be no assurance that any discussions will result in a transaction.

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

•
Goodwill. Goodwill represents the excess of the cost of companies we acquired over the fair value of their net assets as of the date of acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), our policy is to evaluate the carrying value of our goodwill and indefinite-lived intangible assets at least annually, or more frequently if there is a significant adverse event or change in the environment in which one of our business unit operates. We will record any impairment loss identified in the period such determination is made. In assessing the recoverability of our goodwill, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future discounted cash flows are highly subjective judgments based on our experience and knowledge of operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If actual results are materially different than the assumptions used, impairment could result. We did not record any impairment charges in the three or nine month periods ended September 30, 2006 and 2005.

•
Long-Lived Assets. We review long-lived assets (excluding goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future undiscounted cash flows are highly subjective judgments based on our experience and knowledge of our operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. We did not record any impairment charges in the three and nine month periods ended September 30, 2006 and 2005.

•
Pension Benefits. We account for our defined benefit pension plans in accordance with SFAS No. 87, Employers' Accounting for Pensions (SFAS 87), which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant elements in determining our pension income (expense) in accordance with SFAS 87 are the expected return on plan assets and appropriate discount rates. We assumed that the expected weighted average long-term rate of return on plan assets would be 8.2% for 2006. Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable. However, should the rate of return differ materially from our assumed rate we could experience a material adverse effect on the funded status of our plans and our future pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense). Net periodic benefit cost was $1.1 million for the nine month period ended September 30, 2006 and $0.8 million for the nine month period ended September 30, 2005. See “Note 8 - Employee Benefits” in the accompanying unaudited Consolidated Financial Statements of this Form 10-Q for details regarding the action taken on one of our defined benefit plans as of May 31, 2006.

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

SFAS No. 109, Accounting for Income Taxes (SFAS 109), provides certain guidelines to follow in making the determination of the need for a valuation allowance. We must demonstrate that taxable income is expected to be available for future periods sufficient to realize the benefits of temporary differences and carryforwards to not record a valuation allowance for deferred tax assets. We have identified strategies which, if implemented, would enable us to realize the aforementioned tax benefits, and therefore, we have determined that no valuation allowance is required as of September 30, 2006.

•
Foreign Currency Translation and Transactions. Assets and liabilities of our foreign operations are translated using period-end exchange rates and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in a separate component of our shareholders’ equity. Other comprehensive income includes a translation gain of $1.3 million for the nine months ended September 30, 2006. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Sales or purchases in foreign currencies, other than the subsidiary’s local currency, are exchanged at the date of the transaction. The effect of transaction gains or losses is included in “Other (expense) income, net” in our Consolidated Statements of Income. Foreign currency transaction gains and losses were not material to the results of operations for the three and nine months ended September 30, 2006 and 2005.

•	Recent Accounting Developments.

•
In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. This statement is effective for us as of December 31, 2006. We are currently in the process of evaluating SFAS 158 on our consolidated financial statements and will adopt this statement as of December 31, 2006.

•
In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).   SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies whenever existing accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 157 on our financial statements and will adopt SFAS 157 as required.

•
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for periods ending after November 15, 2006. We will adopt SAB 108 as required.

•
In June 2006, FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an amendment of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us as of January 1, 2007. We are currently evaluating the impact of this interpretation on our financial statements and will adopt FIN 48 as required.

•
In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 establishes the accounting for all separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement is effective in 2007. We are evaluating SFAS 156, however we do not expect adoption of SFAS 156 to have a material impact on our consolidated financial statements.

•
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

•
Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) contains provisions requiring an annual assessment by management, as of the end of the fiscal year, of the effectiveness of internal control for financial reporting. Section 404 also requires attestation and reporting by independent auditors on management’s assessment as well as other control-related matters. On September 21, 2005, the SEC published a ruling extending for one year the compliance dates for non-accelerated filers to report on internal control over financial reporting. For these issuers, Section 404 now will be effective for fiscal years ending on or after July 15, 2007.  On August 9, 2006, the SEC published a new rule that would extend the compliance date for the report on management's assessment of the effectiveness of internal control over financial reporting until fiscal years ending on or after December 15, 2007 for non-accelerated filers.  The rule would also extend the non-accelerated filer compliance date for the auditor attestation report on internal control over financial reporting until fiscal years ending on or after December 15, 2008.

At this time, we continue to qualify for non-accelerated filer status and therefore, will not need to comply with Section 404 until December 31, 2007. Our compliance initiatives are proceeding. We anticipate being compliant with the requirements of Section 404 as of December 31, 2007.

THIRD QUARTER OF 2006 COMPARED TO THE THIRD QUARTER OF 2005

Our continuing operations are organized into three strategic segments. These segments include friction products, precision components and performance racing. In the fourth quarter of 2003, we committed to selling our motor segment. As a result, we have classified this business as a discontinued operation.

Net Sales. Our consolidated net sales for the third quarter of 2006 were $73.7 million, an increase of $10.9 million or 17.4% from the same period in 2005. We experienced record net sales in our friction products segment, as a result of price increases, continuing economic strength during the third quarter of 2006 in the industrial markets we serve, new product introductions and continued market share gains during the period.

	Three months ended September 30
Net Segment Sales:	2006	2005	$ Change	% Change
	(dollars in millions)
Friction products	$50.2	$40.2	$10.0	24.9%
Precision components	20.7	19.1	1.6	8.4%
Performance racing	2.8	3.5	(0.7)	-20.0%
Consolidated	$73.7	$62.8	$10.9	17.4%

•
Friction Products. Net sales in the friction products segment, our largest segment, were $50.2 million in the third quarter of 2006, an increase of $10.0 million, or 24.9%, compared to $40.2 million in 2005. As a result of customer price increases, new product introductions, general economic strength and market share gains, we experienced sales increases in most of our major markets, including construction and mining, heavy truck, performance automotive and aerospace increased sales volumes to our direct aftermarket customer base. This segment continued to experience strong sales growth from our international operations in the third quarter of 2006.

•
Precision Components. Net sales in our precision components segment were $20.7 million in the third quarter of 2006, an increase of $1.6 million, or 8.4% compared to 2005. The increase in net sales was the result of strong end market demand and new product introductions, primarily in the fluid power and appliance markets during the quarter. The new product introductions were enabled in large part because of the segment’s recent investments in innovative manufacturing capacity. We also experienced sales increases in the fluid power market served by this segment during the quarter. This increase was partially offset by a decline in our automotive, lawn and garden and appliance markets during the quarter.

•
Performance Racing. Net sales in our performance racing segment were $2.8 million, a decrease of 20.0% compared to net sales of $3.5 million in the comparable period of 2005. The decrease in revenues was primarily attributable to a realignment of our strategic customer focus and increased competition in this marketplace. At the end of 2005, we made a significant change in the management of our driveline business, and in so doing, began repositioning this business in the marketplace by increasing the level of engineering support and product design capabilities.

Gross Profit. Gross profit increased $8.0 million to $17.9 million during third quarter of 2006, an 80.8% increase compared to gross profit of $9.9 million in the third quarter of 2005. Our gross profit margin increased to 24.3% of our net sales in the third quarter of 2006 compared to 15.8% of our net sales in the comparable period of 2005. The increase is primarily the result of price increases in our friction products segment, partially offset by continuing start-up costs incurred at our facility in Tulsa, including logistic and scrap expenses, volume reduction in our performance racing segment, increased medical expenses, raw material cost increases and increased depreciation expense during the period. Included in our gross profit for the third quarter 2005 are significant costs incurred as a result of operating inefficiencies associated with the relocation of our Ohio friction products facility to Tulsa, including increased labor, overtime, maintenance, employee benefit, training, freight and outsourcing costs as a result of the start-up of operations in Tulsa and operating both the Ohio and Tulsa facilities during the production transition period.

	Three months ended September 30
Gross Profit Margin:	2006	2005	Change
Friction products	28.7%	15.7%	13.0%
Precision components	15.0%	16.2%	-1.2%
Performance racing	14.3%	14.3%	0.0%
Consolidated	24.3%	15.8%	8.5%

•
Friction Products. Our friction products segment reported gross profit of $14.4 million or 28.7% of its net sales in the third quarter of 2006 compared to $6.3 million or 15.7% of its net sales in 2005. The increase in our gross profit margin was primarily the result of price increases taken with respect to certain customers, increased production flow from our facility in Tulsa, improved control of manufacturing expenses as the facility benefited from improved manufacturing efficiencies and margin improvements from volume related absorption of fixed overhead. The increase was partially offset by expenses incurred due to the continuation of our Tulsa plant start-up costs, including logistic and scrap expenses, increased raw material costs, and increased medical and incentive compensation expenses during the period.

•
Precision Components. Gross profit in our precision components segment was flat at $3.1 million in both the third quarter of 2006 and 2005. The segment’s gross profit was 15.0% of its net sales in the third quarter of 2006 compared to 16.2% of its net sales in 2005. The decrease in this segment’s margins was primarily the result of increases in medical and raw material costs, product mix and increased depreciation expense related to the new technology equipment placed into service in 2005 and first half of 2006.

•
Performance Racing. Our performance racing segment reported gross profit of $0.4 million in the third quarter of 2006 compared to $0.5 million of net sales in the comparable period of 2005. In both periods our net margin was 14.3% of net sales. The gross profit in the third quarter of 2006 was primarily affected by the result of the reduced sales volumes in the quarter as well as less favorable product mix.

Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses increased $2.8 million, or 33.3%, to $11.2 million in the third quarter of 2006 from $8.4 million during 2005. As a percentage of net sales, ST&A increased to 15.2% in 2006 compared to 13.4% in 2005. The increase in ST&A expenses resulted primarily from an increase in incentive compensation expense during the third quarter of 2006 compared to a reversal of previously accrued compensation during the third quarter of 2005. We spent $1.7 million, or 2.2% of our net sales on product research and development in the third quarter of 2006 compared to $1.7 million, or 2.6%, in 2005.

Income (Loss) from Operations. Income from operations was $6.6 million for the three months ended September 30, 2006 compared to a loss from operations of $0.3 million during the comparable period of 2005. Income from operations as a percentage of net sales increased to 9.0% for the three month period ended September 30, 2006 from (0.5%) in the comparable period of 2005. The increase was primarily the result of pricing actions, operational improvements at our Tulsa facility partially offset by continued start-up costs associated with the Tulsa facility, decreased sales volume in our performance racing segment, increased incentive compensation and medical expenses, raw material cost increases and increased depreciation expense.

As a result of the items discussed above, income (loss) from operations at each of our segments was as follows:

	Three months ended September 30
Income (loss) from operations by segment:	2006	2005	$ Change
	(dollars in millions)
Friction products	$7.4	$(0.4)	$7.8
Precision components	(0.3)	0.4	(0.7)
Performance racing	(0.5)	(0.3)	(0.2)
Consolidated	$6.6	$(0.3)	$6.9

Included in our income from operations for the third quarter of 2005 was $2.2 million of direct restructuring costs related to the Tulsa plant relocation and $0.4 million of other income, net. Adjusted income from operations before these charges was $1.5 million or 2.4% of net sales in 2005. There were no comparable charges in the third quarter of 2006.

	Three months ended September 30
	Income (loss) from operations, as reported (GAAP)		Restructuring costs		Other (income) costs, net		Adjusted income (loss) from operations
	2006	2005	2006	2005	2006	2005	2006	2005
	(dollars in millions)
Friction products	$7.4	$(0.4)	$-	$2.2	$-	$(0.4)	$7.4	$1.4
Precision components	(0.3)	0.4	-	-	-	-	(0.3)	0.4
Performance racing	(0.5)	(0.3)	-	-	-	-	(0.5)	(0.3)
Total	$6.6	$(0.3)	$-	$2.2	$-	$(0.4)	$6.6	$1.5

Operating margin	9.0%	-0.5%					9.0%	2.4%

The table above discloses “Adjusted income (loss) from operations,” which is considered to be a “non-GAAP financial measure” under the rules and regulations of the SEC. We have presented this non-GAAP financial measure because we believe that meaningful analysis of our financial performance is enhanced by an understanding of isolated factors underlying that performance. By excluding our non-recurring restructuring and other costs, we believe that this non-GAAP financial measure allows our investors to more easily compare our financial performance period to period. In addition, our chief operating decision makers use this measure in monitoring and evaluating both our overall performance and the ongoing performance of each of our business segments. This non-GAAP financial measure should not be considered an alternative to measures required by GAAP. See the section captioned “Non-GAAP Financial Measure” in this Form 10-Q for more detailed disclosure.

Interest Expense. Interest expense increased $0.3 million during the third quarter ended September 30, 2006 to $2.9 million from $2.6 million in the comparable period of 2005. Higher levels of total borrowings as well as increased interest rates on our variable rate debt during the period were the reason for the increase in interest expense. The amortization of deferred financing costs is included as a component of interest expense in our financial statements. Amortization of deferred financing costs included in interest expense was $0.1 million for the third quarters ended September 30, 2006 and 2005.

Income Taxes. We recorded a tax provision for our continuing operations of $2.0 million for the quarter ended September 30, 2006 compared to an income tax benefit of $1.3 million in the comparable period of 2005. Our effective income tax rate differs from the current federal U.S. statutory rate of 35.0%, primarily as a result of tax rate differences on our foreign income and the lack of state tax benefits for domestic entities in a loss position for the three month periods ended September 30, 2006 and 2005. Our worldwide provision for income taxes of 52.8% in the third quarter of 2006 is based on annual tax rates for the year applied to all of our sources of income.

Discontinued Operations, net of tax. We have committed to a plan to divest our motor segment operations. In accordance with GAAP, we have accounted for the motor segment in our financial statements on the line item “Discontinued operations, net of tax.” The following is a summary of the results of discontinued operations for the third quarter ended September 30, 2006 and 2005. An analysis of Discontinued Operations is contained in “Note 6 — Discontinued Operations” in the accompanying unaudited Consolidated Financial Statements of this Form 10-Q.

	Three months ended
	September 30
	2006	2005
	(dollars in millions)
Net sales	$2.6	$2.0

Income from discontinued operations before income taxes	$0.5	$-
Income taxes	0.2	-
Income from discontinued operations, net of tax	$0.3	$-

Net Income. As a result of the factors noted above, we reported net income of $2.1 million, or $ .22 cents per diluted share in 2006 compared to a net loss of $1.7 million or a loss of $.19 per diluted share in 2005.

FIRST NINE MONTHS OF 2006 COMPARED TO THE FIRST NINE MONTHS OF 2005

Net Sales. Our consolidated net sales for the first nine months of 2006 were $228.4 million, an increase of $22.6 million or 11.0% from the same period in 2005. We experienced sales increases as a result of price increases, new product introductions and market share gains in our friction products and precision component segments and the continuing economic expansion in the industrial markets we serve during the period.

	Nine months ended September 30
Net Segment Sales:	2006	2005	$ Change	% Change
	(dollars in millions)
Friction products	$149.4	$130.2	$19.2	14.7%
Precision components	69.1	63.2	5.9	9.3%
Performance racing	9.9	12.4	(2.5)	-20.2%
Consolidated	$228.4	$205.8	$22.6	11.0%

•
Friction Products. Net sales in the friction products segment were $149.4 million for the first nine months of 2006, an increase of $19.2 million, or 14.7%, compared to $130.2 million in the comparable period of 2005. Net sales increased as a result of price increases taken with respect to certain customers, new product introductions, continued market share gains in the construction and mining markets, improving economic conditions in our industrial markets and increased sales to our aftermarket. We experienced sales increases in our aerospace, construction and mining, heavy truck, aftermarket and agriculture markets during the nine month period. Net sales, on a local currency basis, at our Italian facility increased 14.4% in the first nine months of 2006 compared to the comparable period of 2005.

•
Precision Components. Net sales in our precision components segment were $69.1 million in first nine months of 2006, an increase of $5.9 million, or 9.3%, compared to $63.2 million in the comparable period of 2005. The increase in net sales was primarily attributable to improving conditions in the general industrial segments of the domestic economy as well as new product introductions associated with the new technology equipment initiative.

•
Performance Racing. Net sales in our performance racing segment were $9.9 million in the first nine months of 2006, a decrease of $2.5 million, or 20.2%, compared to $12.4 million in the comparable period of 2005. The decrease in revenues was primarily attributable to a realignment of our strategic customer focus and increased competition in this marketplace. At the end of 2005, we made a significant change in the management of our driveline business, and in so doing, began repositioning this business in the marketplace by increasing the level of engineering support and product design capabilities.

Gross Profit. Gross profit increased $2.2 million to $48.3 million during the first nine months of 2006, a 4.8% increase compared to gross profit of $46.1 million in the comparable period of 2005. The gross profit margin decreased to 21.1% of net sales in 2006 from 22.4% of net sales in the comparable period of 2005. Included in our gross profit for the nine months ended September 30, 2005 are significant costs incurred as a result of operating inefficiencies associated with the relocation of our Ohio friction products facility to Tulsa, including increased labor, overtime, maintenance, employee benefit, training, freight and outsourcing costs as a result of the start-up of operations in Tulsa and operating both the Ohio and Tulsa facilities during the production transition period.

	Nine months ended September 30
Gross Profit Margin:	2006	2005	Change
Friction products	22.6%	23.8%	-1.2%
Precision components	18.5%	19.3%	-0.8%
Performance racing	18.2%	23.4%	-5.2%
Consolidated	21.1%	22.4%	-1.3%

•
Friction Products. Our friction products segment reported gross profit of $33.7 million or 22.6% of its net sales in the first nine months of 2006 compared to $31.0 million or 23.8% of its net sales in the comparable period of 2005. The decrease in our gross profit margin was primarily the result of the continuation of our Tulsa plant start-up costs, increased raw material costs and increased medical and incentive compensation costs during the period. This decrease in gross margin was partially offset by pricing actions taken with respect to certain customers and margin improvements from volume related absorption of fixed overhead.

•
Precision Components. Gross profit in our precision components segment was $12.8 million or 18.5% of its net sales in the first nine months of 2006 compared to $12.2 million or 19.3% of its net sales in comparable period of 2005. The decrease in this segment's gross profit margin was primarily the result of higher medical, depreciation and raw material costs, product mix and the continued support of our China precision components facility during the period. The decline in the segment’s gross margin was partially offset by margin improvements from volume related absorption of fixed overhead and product mix.

•
Performance Racing. Our performance racing segment reported gross profit of $1.8 million or 18.2% of net sales in the first nine months of 2006 compared to $2.9 million or 23.4% of net sales in the comparable period of 2005. The decrease in the gross profit and gross profit percentage during the period was primarily the result of reduced sales volumes during the nine month period as well as less favorable product mix.

Selling, Technical and Administrative Expenses. ST&A expenses increased $2.3 million, or 7.8%, to $31.9 million in the first nine months of 2006 from $29.6 million in the comparable period of 2005. As a percentage of net sales, ST&A expenses decreased to 14.0% of net sales in the first nine months of 2006 compared to 14.4% of net sales in the comparable period of 2005. The increase in ST&A expenses resulted primarily from increased incentive compensation costs. We spent $4.9 million on product research and development in the first nine months of 2006 compared to $4.7 million in the comparable period of 2005.

Restructuring Costs. We incurred no direct restructuring costs during the first nine month of 2006. Direct restructuring costs for the nine months ended September 30, 2005, including the $0.4 million recorded in our costs of sales, were $3.9 million, consisting of severance, planning, recruiting, relocation and other costs associated with the start-up of our manufacturing facility in Tulsa, Oklahoma.

Employee Benefit Curtailment. As a result of employment reductions at our Brook Park, Ohio facility as of September 30, 2005, we reduced an actuarially computed liability which provided for medical benefits to individuals who met certain age and service requirements at termination of employment. This action resulted in reported income of $0.4 million for the nine months ended September 30, 2005. There was no comparable action taken during the nine months ended September 30, 2006.

Income from Operations. Income from operations increased $3.5 million or 28.0% to $16.0 million in the first nine months of 2006 from $12.5 million in the comparable period of 2005. Income from operations as a percentage of net sales increased to 7.0% in the first nine months of 2006 from 6.1% in the comparable period of 2005. The increase was primarily the result of price increases taken with respect to certain customers and operational improvements at our Tulsa facility. This improvement in earnings was partially offset by continued start-up costs associated with the Tulsa facility, decreased sales volume in our performance racing segment, product mix, increased incentive compensation and medical expenses, raw material cost increases and increased depreciation expense.

As a result of the items discussed above, income from operations at each of our segments was as follows:

	Nine months ended September 30
Income (loss) from operations by segment:	2006	2005	$ Change	% Change
	(dollars in millions)
Friction products	$13.8	$9.5	$4.3	45.3%
Precision components	3.3	2.6	0.7	26.9%
Performance racing	(1.1)	0.4	(1.5)	-375.0%
Consolidated	$16.0	$12.5	$3.5	28.0%

Included in our income from operations in the first nine months of 2005 was $4.3 million of direct restructuring costs related to the plant relocation ($0.4 million of which was included in cost of sales), a $1.1 million charge related to the previously disclosed forgiveness of the remaining balance of shareholder loans outstanding as of March 31, 2005 and other non-cash non-recurring income of $0.4 million relating to a reversal of a post retirement benefit liability no longer owed by us. There were no comparable charges incurred by us in the comparable nine month period ended September 30, 2006. Adjusted income from operations before these charges for the first nine months of 2005 was $17.5 million, or 8.5% of net sales.
	Nine months ended September 30
	Income (loss) from operations, as reported (GAAP)		Restructuring costs*		Other (income) costs, net		Adjusted income (loss) from operations
	2006	2005	2006	2005	2006	2005	2006	2005
	(dollars in millions)
Friction products	$13.8	$9.5	$-	$4.3	$-	$0.2	$13.8	$14.0
Precision components	3.3	2.6	-	-	-	0.4	3.3	3.0
Performance racing	(1.1)	0.4	-	-	-	0.1	(1.1)	0.5
Total	$16.0	$12.5	$-	$4.3	$-	$0.7	$16.0	$17.5

Operating margin	7.0%	6.1%					7.0%	8.5%

*Restructuring costs in this table for the nine months ended September 30, 2005 include $0.4 million classified in the Company’s Consolidated Statements of Income as cost of sales items.

The table above discloses “Adjusted income (loss) from operations,” which is considered to be a “non-GAAP financial measure” under the rules and regulations of the SEC. We have presented this non-GAAP financial measure because we believe that meaningful analysis of our financial performance is enhanced by an understanding of isolated factors underlying that performance. By excluding our non-recurring restructuring and other costs, we believe that this non-GAAP financial measure allows our investors to more easily compare our financial performance period to period. In addition, our chief operating decision makers use this measure in monitoring and evaluating both our overall performance and the ongoing performance of each of our business segments. This non-GAAP financial measure should not be considered an alternative to measures required by GAAP. See the section captioned “Non-GAAP Financial Measure” in this Form 10-Q for more detailed disclosure.

Interest Expense. Interest expense increased $0.6 million in the first nine months of 2006 to $8.5 million from $7.9 million in the comparable period of 2005. The increase is attributable to higher levels of total borrowings during the nine month period ended September 30, 2006 as well as higher borrowing rates on our variable rate debt during the period. Included as a component of interest expense in our financial statements are deferred financing costs. Deferred financing costs included in interest expense in the first nine months of 2006 and 2005 were $0.3 million.

Income Taxes. We recorded a tax provision for our continuing operations of $3.8 million in the first nine months of 2006 compared to $2.5 million in the comparable period of 2005. Our effective income tax rate of 49.8% and 57.7% for the nine month periods ended September 30, 2006 and 2005, respectively, exceed the current federal U.S. statutory rate of 35.0%, primarily as a result of tax rate differences on our expected foreign income and expected individual state tax liabilities. Our worldwide provision for income taxes is based on our estimated annual tax rates for the year applied to all of our sources of income.

Discontinued Operations, net of tax. We have committed to a plan to divest our motor segment operations. In accordance with GAAP, we have accounted for the motor segment in our financial statements on the line item “Discontinued operations, net of tax.” The following is a summary of the results of discontinued operations for the nine months ended September 30, 2006 and 2005.

	Nine months ended September 30
	2006	2005
	(dollars in millions)
Net sales	$7.5	$6.8

Income from discontinued operations before income taxes	$0.9	$0.2
Income taxes	0.3	0.1
Income from discontinued operations, net of tax	$0.6	$0.1

Net Income. As a result of the factors noted above, we reported net income of $4.4 million in the first nine months of 2006 compared to $2.0 million in the comparable prior year period, an increase of $2.4 million, or 120.0%.

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

Selected Measures of Liquidity and Capital Resources from Continuing Operations

	September 30,2006	December 31, 2005
	(dollars in millions)
Cash and cash equivalents	$5.9	$7.1
Working capital (1)	$59.3	$50.3
Current ratio (2)	2.0 to 1.0	1.9 to 1.0
Net debt as a % of capitalization (3)	70.7%	73.1%
Average number of days sales in accounts receivable	56 days	51 days
Average number of days sales in inventory	78 days	77 days

(1)	Working capital is defined as current assets minus current liabilities.
(2)	Current ratio is defined as current assets divided by current liabilities.
(3)	Net debt is defined as long-term debt, including current portion, and short-term borrowings, less cash. Capitalization is defined as net debt plus shareholders’ equity.

As part of our working capital management program, we review certain working capital measures on a continuous basis. The $9.0 million increase in our net working capital from December 31, 2005 resulted primarily from increased receivables and inventory levels to support our increased sales volumes during the period. Our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover, respectively. The number of days sales outstanding in accounts receivable was 56 days compared to 51 days at December 31, 2005. The increase is mainly attributable to the sales increases during recent months in addition to a reduction of a receivable factoring program at our Italian facility during 2006.

Average inventory days increased to 78 days at September 30, 2006 as compared to 77 days at December 31, 2005. Our overall inventory investment has increased approximately $4.1 million at September 30, 2006 as compared to December 31, 2005 levels, primarily to support our increased sales volumes during the recent period as well as increased inventories in transit from our China facilities.

Debt

The following table summarizes the components of our indebtedness:

	September 30	December 31
	2006	2005
	(dollars in millions)
Short-term debt	$1.1	$1.4
Senior notes	110.0	110.0
Bank facility	6.6	5.0
Other	1.0	1.2
Total debt	$118.7	$117.6

At September 30, 2006, we had $6.6 million outstanding under the bank facility and $2.2 million of letters of credit outstanding under the letter of credit sub-facility. At September 30, 2006, we had $21.2 million available to borrow under the bank facility. Borrowings under credit facilities and bankers acceptances with local financial institutions at our facilities in Italy and China totaled $1.1 million as of September 30, 2006.

As of September 30, 2006, we were in compliance with the provisions of all of our debt instruments.

Cash Flow

The following table summarizes the major components of cash flow:

	Nine months ended September 30
	2006	2005
	(dollars in millions)
Cash provided by operating activities of continuing operations	$4.5	$8.4
Cash used in investing activities of continuing operations	(7.2)	(11.6)
Cash provided by financing activities of continuing operations	1.5	2.2
Effect of exchange rates on cash	0.4	(0.4)
Cash (used in) provided by discontinued operations	(0.4)	0.6
Net decrease in cash and cash equivalents	$(1.2)	$(0.8)

At September 30, 2006, we had cash and cash equivalents of $5.9 million compared to $6.0 million at September 30, 2005. The cash on the balance sheet at September 30, 2006 and 2005 is primarily held at our foreign operations. Excess domestic cash is used to pay down the outstanding loans of our bank facility.

Net cash provided by our operating activities was $4.5 million for the nine months ended September 30, 2006 compared to $8.4 million in the comparable nine month period of 2005. The decrease in cash provided by our operations in 2006 compared to 2005 was primarily the result of the increased working capital requirements required to support our sales growth during the 2006 period and the reduction of a receivable factoring program at our Italian facility. Our net working capital was $59.3 million as of September 30, 2006 compared to $54.1 million as of September 30, 2005.

We used cash in our investing activities of $8.8 million during the first nine months of 2006 and $11.7 million in the comparable period of 2005 for the purchase of property, plant and equipment. In addition, we received net cash proceeds from the sale of our Brook Park, Ohio facility of $1.6 million during the third quarter of 2006, which is included in the proceeds from sale of property, plant and equipment on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2006.
Cash provided by financing activities was $1.5 million for the nine months ended September 30, 2006 compared to $2.2 million during the first nine months of 2005. The decrease in 2006 financing activities primarily resulted reduced net borrowings under our bank facility during the third quarter of 2006.

We believe that cash flow from operating activities and borrowings under our bank facility will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. In seeking to minimize the risks and costs associated with market risk, we manage our exposures to interest rates and foreign currency exchange rates through our regular operating and financial activities and through foreign currency hedge contracts. We had no foreign currency hedge contracts outstanding as of September 30, 2006. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. At September 30, 2006, approximately 6.4%, or $7.6 million, of our total debt bore interest at a variable rate. Our primary interest rate risk exposure results from floating rate debt. If interest rates were to increase 100 basis points (1%) from September 30, 2006 rates, and assuming no changes in debt from September 30, 2006 levels, our additional annual interest expense would be approximately $0.1 million.

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

Foreign Currency Exchange Risk. The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. We have operations outside the United States with foreign currency denominated assets and liabilities, primarily denominated in Euros, Canadian dollars, and Chinese Yuan. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. We do not expect that our unhedged foreign currency balance sheet exposure as of September 30, 2006 will result in a significant impact on our earnings or cash flows. We also monitor exposure to transactions denominated in currencies other than the functional currency of each country in which Hawk operates, and have periodically entered into forward contracts to mitigate that exposure. As of September 30, 2006, we have no derivative instruments outstanding.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Vice President - Finance. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Vice President - Finance each concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Hawk, including our consolidated subsidiaries, required to be included in reports we file with or submit to the SEC under the Securities Exchange Act of 1934. We continue to evaluate the need for improvements in our disclosure controls and procedures, including further formalizing our processes, procedures and policies and remediate when appropriate.

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

ITEM 1A.  RISK FACTORS

The risk factors included in our Annual Report on Form 10-K for the year ended, December 31, 2005, as filed with the SEC on March 29, 2006 have not materially changed with the exception of the addition of a risk factor related to our exploration of a possible sale of our precision components segment.

Our ability to sell the precision components segment depends upon market conditions.

On October 26, 2006, we announced that we were exploring the possible sale of our precision components segment. We cannot assure you when a transaction involving the precision components segment will occur, or if a transaction will occur at all.

Our focus on growth opportunities available to us in our friction products and performance racing segments after the proposed sale of our precision components segment may not be available or available to us at a suitable price.

Upon the proposed sale of our precision components segment, we intend to focus on growth opportunities available to us in our friction products and performance racing segments. If we are unable to successfully implement our strategy, our business, results of operations, financial condition and stock price could be materially adversely affected.

Our business may be harmed if the proposed sale disrupts our business and prevents us from realizing intended benefits.

Our business may be harmed if the proposed sale disrupts our business and prevents us from realizing intended benefits due to problems that may arise, such as:

•	loss of key employees;
•	failure to adjust or implement our future business plans; and
•	diversion of management’s attention from operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On November 10, 2006, Hawk entered into an Amendment to Agreements with Joseph J. Levanduski, Hawk’s Chief Financial Officer (the “Levanduski Amendment”). On November 10, 2006, Hawk Corporation and Wellman Products Group, Inc. (“Wellman”) entered into an Amendment to Agreements with B. Christopher DiSantis, President of Wellman Products Group, Inc. (the “DiSantis Amendment”)(the Levanduski Amendment and the DiSantis Amendment shall collectively be referred to as the “Amendments”).

The Amendments modify the Employment Agreements of Mr. Levanduski and Mr. DiSantis, each dated August 14, 2006, and certain stock option agreements between Hawk and Mr. Levanduski and Mr. DiSantis to provide that in the event of the termination of either Mr. Levanduski’s or Mr. DiSantis’ employment for any reason other than Cause (as such term is defined in the Employment Agreements), any stock options granted under one or more of the stock option plans of Hawk shall become immediately vested, effective on or before the date of termination.

The Levanduski Amendment is filed herewith as Exhibit 10.1. The DiSantis Amendment is filed herewith as Exhibit 10.2. The descriptions of the Amendments set forth above are qualified in their entirety by reference to the Amendments and incorporated herein by reference.

ITEM 6.  EXHIBITS

Exhibits:
10.1*	Amendment to Agreements, dated November 10, 2006, between Hawk Corporation and Joseph J. Levanduski
10.2*	Amendment to Agreements, dated November 10, 2006, among Hawk Corporation, Wellman Products Group, Inc. and B. Christopher DiSantis
31.1*	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
* Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2006                   HAWK CORPORATION

By: /s/ Ronald E. Weinberg
Ronald E. Weinberg
Chairman of the Board, CEO and President

By: /s/ Joseph J. Levanduski
Joseph J. Levanduski
Chief Financial Officer