Form 10-K
period 2006-12-31
HAWK CORP
filed 2007-03-23
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2006
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

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2006 was $74,912,650 (based on the closing price as quoted on the American Stock Exchange on that date).

As of March 9, 2007, the registrant had 9,025,072 shares of Class A Common Stock, net of treasury shares, and 0 shares of Class B non-voting Common Stock outstanding. As of that date, non-affiliates held 6,123,409 shares of Class A Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on May 30, 2007 of Hawk Corporation are incorporated by reference into Part III of this Form 10-K.

As used in this Form 10-K, the terms “Company,” “Hawk,” “Registrant,” “we,” “us” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2006.

PART I

ITEM 1. BUSINESS

Our Company

Hawk Corporation is a leading supplier of friction products for industrial, aerospace, agricultural and performance applications. We focus on designing, manufacturing and marketing products requiring sophisticated engineering and production techniques for applications in markets in which we have achieved a significant market share. Our friction products include parts for brakes, clutches and transmissions used in construction and mining vehicles, agricultural vehicles, trucks, motorcycles and race cars, and brake parts for landing systems used in commercial and general aviation. Our friction products are made principally from proprietary formulations and designs of composite materials and metal powders. Our performance racing products include premium clutch, transmissions and driveline systems.

Founded in 1989, Hawk Corporation is a holding company that through our subsidiaries, enjoys customer relationships that span 50 years or more, and has a manufacturing history dating back to 1920. Our common stock has been publicly traded since 1998 under the symbol “HWK”.

Recent Developments

On February 2, 2007, we completed the sale of our precision components business segment for approximately $94.2 million consisting of $93.5 million in cash and the assumption by the purchaser of $0.7 million in debt. The cash portion of the purchase price included proceeds from a preliminary working capital adjustment which remains subject to potential adjustment by the parties. The precision components segment is reflected as a discontinued operation in our financial results for all periods presented in this Form 10-K. Consequently, the discussion of our business in this Form 10-K excludes any discussion of our former precision components segment.

On March 5, 2007 we announced that our Board of Directors has authorized us to repurchase up to $4.0 million of our common stock. Under the program, our shares can be purchased from time to time in the open market, through privately negotiated transactions or otherwise in accordance with securities laws and regulations. The timing and amount of any repurchases will be determined by Hawk’s management, based on its evaluation of market conditions, share price and other factors.

Business Segment Information

We benefit from a deep and diversified customer base, with approximately 500 total customers. While we are dependent on a small number of customers for a large portion of our sales, we sell multiple product applications to each of those customers. For the year ended December 31, 2006, our top five customers made up approximately 42.0% of our total net sales. Our largest customer, Caterpillar, accounted for approximately 17.0% of our total net sales for the period ended December 31, 2006. We are a preferred supplier to many of the world’s largest and most well-known brand name original equipment manufacturers, including Caterpillar, Eaton, Aircraft Braking Systems, Goodrich, CNH and Volvo. We believe that more than 80% of our net sales are from products for which we are the sole source provider for the specific customer application. We offer our customers full service capabilities, from design through production, and work closely with original equipment manufacturers to improve performance and develop product innovations to generate increased sales. We also benefit from a diversified product list, with over 5,000 total products, none of which accounted for more than 5% of our net sales in 2006. We do not target the cyclical consumer automotive sector. For the year ended December 31, 2006, we generated net sales of $212.0 million and income from operations of $9.9 million, representing an operating margin of 4.7%. We define operating margin as our income from operations as a percentage of our net sales.

Through our subsidiaries, we operate in two reportable segments: friction products and performance racing.

2006 Sales by Segment

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
•
the leading North American independent supplier of friction materials for braking systems for new and existing series of many commercial and military aircraft models, including Boeing, EADS, Lockheed and United Technologies as well as the Canadair regional jet series,

•	the largest supplier of friction materials for the growing general aviation market, including numerous new and existing series of Cessna, Hawker, Lear and Pilatus aircraft, and

•	a leading domestic supplier of friction products into performance and specialty markets such as motorcycles, race cars, performance automobiles, military Hummers, ATV’s and snowmobiles.

For the years ended December 31, 2006 and 2005, our friction products segment generated net sales of $199.9 million and $167.1 million, representing 94.3% and 91.9% of our total net sales, respectively and reported income from operations of $16.3 million and $3.2 million, representing 164.6% and 133.3%, of our total income from operations, respectively. The foreign operations of our friction products segment represented 32.3% of total friction segment net sales in 2006 compared to 32.9% in 2005.

• Performance Racing

We engineer, manufacture and market premium branded clutch, transmissions and driveline systems for the performance racing market. Through this segment, we supply parts for the National Association for Stock Car Auto Racing (NASCAR), the American LeMans Series (ALMS) and by weekend enthusiasts in the Sports Car Club of America (SCCA) racing clubs, as well as for other road racing and competition cars. For the years ended December 31, 2006 and 2005, our performance racing segment generated net sales of $12.1 million and $14.8 million, representing 5.7% and 8.1% of our total net sales, respectively and reported losses from operations of $6.4 million and $0.8 million, respectively.

Discontinued Operations

During the fourth quarter of 2006, we made a strategic decision to focus our corporate resources on the friction products and performance racing businesses and committed to a plan to sell our precision components segment, with operations in the United States and China. This segment manufactures a variety of powder metal and metal injected molded precision components used in industrial, consumer and other applications, such as pumps, motors and transmissions, lawn and garden equipment, appliances, small hand tools and telecommunications equipment. The sale of the precision components segment closed on February 2, 2007 and we received a preliminary purchase price of $94.2 million. No later than 90 days after the closing date, the purchase price will be adjusted to reflect the actual net working capital at the closing date.

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

On March 29, 2006 we entered into an agreement to sell the Monterrey, Mexico operations. The transaction was finalized in the fourth quarter of 2006. As a result, there are no remaining assets or liabilities of the motor segment classified as discontinued operations in the December 31, 2006 balance sheet.

We restated our results of operations to reclassify the net earnings, assets, and liabilities of the precision components and motor segments as discontinued operations for all periods presented in this report. Corporate expenses previously allocated to these segments have been reallocated to the remaining continuing operations, resulting in a restatement of operating profit by segment (see Note “3 - Discontinued Operations” to the accompanying Consolidated Financial Statements of this Form 10-K).

Operating results from discontinued operations are summarized as follows:

	2006	2005	2004

Net sales	$98.9	$92.5	$91.6
Income from discontinued operations, net of tax	$4.9	$4.2	$3.5

Business Strategy

Our business strategy builds on our corporate strengths and includes the following principal elements:

•
Continued Product Innovation. We believe that we are an industry leader in the development of systems, processes and technologies that enable us to manufacture friction products with numerous performance advantages, such as greater wear resistance, increased stopping power, lower noise and smoother engagement. We are committed to maintaining our technological advantages. As a result, we are focusing our research and development efforts on improving our existing products and developing materials and technologies for new applications for our existing end markets. Across all of our business segments, we seek new product developments and production techniques that will enable us to develop new applications for our existing end markets. For the year ended December 31, 2006, we spent $4.1 million, or 1.9% of our net sales, on research and development compared to $4.2 million or 2.3% of our 2005 net sales for the year ended December 31, 2005.

•
Focus on High-Margin, Specialty Applications. We focus on markets that require sophisticated engineering and production techniques and in which we have achieved a significant market share. We seek to compete in markets requiring a high level of engineering expertise and technical capability, rather than in markets in which the primary competitive factor is product pricing. Our gross margins were 22.6% for the year ended December 31, 2006 and 7.0% for the year ended December 31, 2005. Our gross margins in 2006, and to a lesser extent in 2005 were positively impacted by pricing actions that were taken during the last have of the year as well as strong market conditions in most of the markets that we serve. Our gross margins in 2005 were negatively impacted by costs related to the relocation of one of our friction products manufacturing facilities from Ohio to Oklahoma and production inefficiencies associated with the start-up of operations in Oklahoma.

•
Capitalize on Aftermarket Opportunities. We estimate that total aftermarket sales of our friction products have comprised approximately 40% to 50% of friction product sales in recent years. Our aftermarket sales enable us to reduce our exposure to adverse economic cycles. Sales of our friction products can offer decades of continued sales for products such as aircraft brakes, heavy duty trucks and construction equipment. We have expanded our friction products segment aftermarket sales force to focus on increasing direct aftermarket sales under our Velvetouch Fibertuff®  and Hawk Performance® brands, to fleets and retail customers. For the year ended December 31, 2006 our direct aftermarket sales were $31.9 million, or 16.0% of our friction products sales, an increase of 18.7% from 2005.

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

•
Globalization. We have friction manufacturing facilities in Italy, Canada and China and a sales office in Argentina. Through our friction products segment’s worldwide distribution network, we continue to selectively expand our international operations in established markets throughout Europe, Asia, North America, South America and Australia. We also market to domestic Asian customers from our facility in China. Our international net sales represented $64.5 million, or 30.4%, of our consolidated net sales for the year ended December 31, 2006, and $55.0 million, or 30.2%, of our consolidated net sales in 2005.

Our principal offices are located at 200 Public Square, Suite 1500, Cleveland, Ohio 44114-2301 and we can be reached by telephone at (216) 861-3553. Our web site address is: www.hawkcorp.com

Our Principal Markets and Products

We focus on supplying the off-highway, on-highway, industrial, agricultural, aerospace, and performance racing markets with components that require sophisticated engineering and production techniques for applications where we have achieved a significant market share. We have diversified our end markets through product line expansions. We believe that diversification has reduced our economic exposure to the cyclical effects of any particular industry. For the year ended December 31, 2006, our sales by principal markets were:

2006 Sales by Principal Markets

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

Our friction products are custom-designed to meet the performance requirements of a specific application and must meet temperature, pressure, component life and noise level criteria. The engineering required in designing a friction material for a specific application dictates a balance between the component life cycle and the performance application of the friction material in, for example, stopping or starting movement. Friction products are consumed through customary use in a brake, clutch or transmission system and require regular replacement. Because the friction material is the consumable or wear-related component of these systems, a new friction material introduction engineered for a new system provides us with a long-term opportunity to supply that friction product.

The principal markets served by our friction products segment include manufacturers of truck clutches, transmissions, heavy-duty construction, mining and agricultural vehicle brakes, aircraft brakes, motorcycle, snowmobile and racing and performance automotive brakes. Based on net sales, we believe that we are among the top worldwide manufacturers of friction products used in industrial, agricultural and aerospace applications. We estimate that our direct and indirect aftermarket sales of friction products have comprised approximately 40% to 50% of our net friction product sales in recent years. We believe that our aftermarket sales component enables us to reduce our exposure to adverse economic cycles.

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

•
Construction and Mining Equipment. We supply friction products such as transmission discs, clutch facings and brake components to manufacturers of construction and mining equipment, including Caterpillar, Allison and Volvo. We believe we are one of the largest suppliers of these types of friction products. Replacement components for construction equipment are sold through original equipment manufacturers as well as directly to aftermarket distributors.

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

•
Performance and Specialty Friction. We supply friction products for use in specialty applications, such as brake pads for Harley-Davidson motorcycles, Bombardier, Polaris and Arctic Cat snowmobiles, race cars and performance automotive vehicles and the military version of the Hummer. We believe that these markets are experiencing significant growth, and that we have increased our market share with our combination of superior quality and product performance. Our replacement components are sold through original equipment manufacturers, directly to aftermarket distributors through relationships with national automotive retailers such as Pep Boys and in the case of military sales, directly to the government of the United States.

Aerospace. We believe we are a leading independent supplier of friction products to the manufacturers of aircraft braking systems for Boeing, EADS, Lockheed and United Technologies as well as the Canadair regional jet series used by commuter airlines. We believe we are also the largest supplier of metallic friction products to the general aviation (non-commercial airline, non-military) market, supplying friction materials for aircraft such as Cessna, Hawker, Lear and Pilatus.

Each aircraft braking system, including the friction products supplied by us, must meet stringent Federal Aviation Administration (FAA) criteria and certification requirements. New model development and FAA testing for our aircraft braking system customers generally begins two to five years before full scale production of new braking systems. If we and our aircraft brake system manufacturing partner are successful in obtaining the rights to supply a particular model of aircraft, we will typically supply our friction products for that model’s aircraft braking system for as long as the model continues to fly because it is generally not economically feasible to redesign a braking system once it is certified by the FAA. Moreover, the FAA maintenance requirements mandate that brake lining components be changed after a specified number of take-offs and landings, which results in a continued and steady market for our aerospace friction products.

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

Our Business Segments

The following table set forth comparative operating results and total assets by each of our operating segments:

	Year ended December 31
	2006		2005		2004
	(dollars in millions)
Net sales to external customers:
Friction products	$199.9	94.3%	$167.0	91.9%	$148.3	91.2%
Performance racing	12.1	5.7%	14.8	8.1%	14.3	8.8%
Consolidated	$212.0	100.0%	$181.8	100.0%	$162.6	100.0%

Gross profit:
Friction products	$45.6	96.2%	$33.6	91.8%	$36.5	91.5%
Performance racing	1.8	3.8%	3.0	8.2%	3.4	8.5%
Consolidated	$47.4	100.0%	$36.6	100.0%	$39.9	100.0%

Income (loss) from operations
Friction products	$16.3	164.6%	$3.2	133.3%	$10.5	96.3%
Performance racing	(6.4)	-64.6%	(0.8)	-33.3%	0.4	3.7%
Consolidated	$9.9	100.0%	$2.4	100.0%	$10.9	100.0%

Adjusted income (loss) from operations (1)
Friction products	$16.3	113.2%	$9.2	108.2%	$12.3	96.1%
Performance racing	(1.9)	-13.2%	(0.7)	-8.2%	0.5	3.9%
Consolidated	$14.4	100.0%	$8.5	100.0%	$12.8	100.0%

	December 31
	2006	2005
Total assets:	(dollars in thousands)
Friction products	$134,378	$124,318
Performance racing	7,563	12,580
Continuing operations	141,941	136,898
Discontinued operations	87,313	89,101
Consolidated	$229,254	$225,999
___________
(1)	See the disclosure set forth in the following section captioned “Hawk’s Use of Non-GAAP Financial Measures” for further explanation.

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

The “Adjusted income from operations” non-GAAP financial measure is defined by us as “Income from operations” as presented in our Consolidated Statement of Operations plus a goodwill impairment charge, restructuring and loan forgiveness costs less employee benefit curtailment income. We use this measure to more accurately gauge the ongoing day to day operating activities of our business. In the fourth quarter of 2006, based on an assessment of our performance racing segment and its present and future operations, we recognized a non-cash pre-tax goodwill impairment charge of $4.5 million. As a result of our decision to relocate one of our friction products manufacturing facilities to Oklahoma from Ohio, we have incurred a pre-tax non-recurring cost of $5.5 million related to this event that impacted the financial results for 2005. Additionally, in conjunction with the closure of our Ohio facility, for the period ended December 31, 2005 we reported employee benefit curtailment income due to the termination of employees upon the closure of the facility. This non-recurring income resulted from the reduction of a liability computed by our actuary to reflect the portion of benefits based on age and years of service requirements that are no longer owed by us at the date of termination. The loan forgiveness expense resulted from a one-time, non-recurring action taken by our compensation committee on January 30, 2004 approving the forgiveness of the shareholder notes of two of our senior executive officers. The action required the full forgiveness of the shareholder notes by July 1, 2005 if specific operating targets were met. Based on our performance, the remaining outstanding loan balance was forgiven in March 2005.

We have presented this non-GAAP financial measure because we believe that meaningful analysis of our financial performance is enhanced by an understanding of isolated factors underlying that performance. By excluding the non-cash goodwill impairment charge and our non-recurring restructuring and other costs, we believe that this non-GAAP financial measure allows our investors to more easily compare our financial performance period to period. In addition, our chief operating decision makers use this measure in monitoring and evaluating both our overall performance and the ongoing performance of each of our business segments. This non-GAAP financial measure should not be considered an alternative to measures required by GAAP.

Reconciliation of Income from operations to Adjusted income from operations determined in accordance with GAAP:

	Year ended December 31
	2006	2005	2004
	(dollars in millions)
Income from operations - Friction products:	$16.3	$3.2	$10.5
Restructuring costs	-	5.5	1.1
Employee benefit curtailment (income) expense	-	(0.6)	-
Loan forgiveness costs	-	1.1	0.7
Adjusted income from operations – Friction products	$16.3	$9.2	$12.3

(Loss) income from operations - Performance racing:	$(6.4)	$(0.8)	$0.4
Goodwill impairment	$4.5
Loan forgiveness costs	-	0.1	0.1
Adjusted (loss) income from operations – Performance racing	$(1.9)	$(0.7)	$0.5

Our Manufacturing Processes

The manufacturing processes for most of our friction products and performance brake products are similar. In general, all use composite materials or metal alloys in powder form to make high quality friction components. The basic manufacturing steps of blending/compounding, molding/compacting, sintering (or bonding) and secondary machining/treatment are as follows:

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

•	Molding/compacting: At room temperature, a specific amount of a metal powder alloy and other materials are compacted under pressure into a desired shape.

•
Sintering: After compacting, molded parts are heated in furnaces to specific temperatures slightly below melting, enabling metal powders to metallurgically bond, harden and strengthen while retaining their desired shape. The friction composite part is also bonded directly to a steel plate or core, creating a strong continuous metallic part.

•
Secondary machining/treatment: If required by customer specifications, a part undergoes additional processing. This processing is generally necessary to attain increased hardness or strength, tighter dimensional tolerances or corrosion resistance. To achieve these specifications, parts are precision coined or flattened, ground, machined or treated with a corrosion resistant coating.

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

Since 2001, we have utilized Six Sigma and lean manufacturing initiatives focused on creating a culture of continuous improvement. These tools are data-driven programs of continuous improvement designed to eliminate waste, reduce process variations, improve productivity, and eliminate costs throughout the organization.

Our Global Operations

We operate friction manufacturing facilities in Orzinuovi, Italy; Suzhou, China; and Ontario, Canada. Our international operations are subject to the usual risks of operating in foreign jurisdictions. Risks inherent in international operations include the following:

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
Net sales from our international facilities represented $64.5 million, or 30.4% of our consolidated net sales in 2006 compared to $55.0 million or 30.2% of our consolidated net sales in 2005.

For information regarding our net sales, income from operations, net income, and total assets by geographic area see Note “15 - Business Segments” in the accompanying Consolidated Financial Statements of this Form 10-K.

Our Technology

We believe we are an industry leader in the development of systems, processes and technologies that enable the manufacturing of friction products with numerous performance advantages, such as greater wear resistance, increased stopping power, lower noise and smoother engagement. Our expertise is evidenced by our aircraft brake components, which are currently being installed on many of the braking systems of the Boeing commercial airliners and Bombardier’s Canadair regional jet series of commuter aircraft, as well as new series of industrial equipment from various original equipment manufacturers.

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

Our expenditures for product research and development and engineering were $4.1 million, or 1.9% of net sales for the year ended December 31, 2006, compared with $4.2 million or 2.3% of net sales in 2005.

Our Customers

We seek to provide advanced solutions to customers, enhancing our long-term relationships. Our engineers work closely with our customers to develop and design new products and improve the performance of existing products. We believe that more than 80% of our sales are from products and materials for which we are the sole source provider for the specific customer application. Our predecessors developed, and we continued to build relationships with a number of customers dating back over 50 years. Our commitment to quality, service and on-time delivery has enabled us to build and maintain strong and stable customer relationships. We believe that strong relationship with our customers provide us with significant competitive advantages in obtaining and maintaining new business opportunities.

We sell our friction products to a diversified group of original equipment manufacturers, second tier component suppliers, retailers and distributors in a wide variety of markets. In addition, through our performance racing segment we sell transmissions, clutches and other driveline components directly to some of the most recognizable race teams in NASCAR as well as to distributors serving other race enthusiasts. Our top five customers represented 42.0% of our consolidated net sales in 2006 and 41.6% of our consolidated net sales in 2005. Our largest customer, Caterpillar represented approximately 17.1% of our consolidated net sales in 2006 and 15.0% in 2005.

How We Market and Sell Our Products

We market our products globally through product managers and direct sales professionals, who operate primarily from our facilities in the United States, Italy, China and Canada, and a sales office in Argentina. Our product managers and sales force work directly with our engineers who provide the technical expertise necessary for the development and design of new products and for the improvement of the performance of existing products. Our friction products are sold both directly to original equipment manufacturers and to the aftermarket through our original equipment customers and a network of distributors and representatives throughout the world. Sales to customers in our performance racing segment are sold directly to race teams and distributors throughout the world.

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

Government Regulation of Our Businesses

Our sales to manufacturers of aircraft braking systems represented 15.3% of our consolidated net sales in 2006 and 14.9% of our consolidated net sales in 2005. Each aircraft braking system, including the friction products supplied by us, must meet stringent FAA criteria and testing requirements. We have been able to meet these requirements in the past and we continuously review FAA compliance procedures to help ensure our continued and future compliance.

Environmental, Health and Safety Matters

We are subject to stringent environmental standards imposed by federal, state, local and foreign environmental laws and regulations, including those related to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants. Our compliance with environmental laws also may require the acquisition of permits or other authorizations for some kinds of activities and compliance with various standards or procedural requirements. We are also subject to the federal Occupational Safety and Health Act and similar foreign and state laws. The nature of our operations, the long history of industrial uses at some of our current or former facilities, and the operations of predecessor owners or operators of some of the businesses expose us to risk of liabilities or claims with respect to environmental and worker health and safety matters. We review our procedures and policies for compliance with environmental and health and safety laws and regulations and believe that we are in substantial compliance with all material laws and regulations applicable to our operations. We are not aware of any instance in which we have contravened federal, state, or local provisions enacted for or relating to protection of the environment or in which we otherwise may be subject under environmental laws to liability for environmental conditions that could materially affect operations. Our costs of complying with environmental, health and safety requirements have not been material.

Our Intellectual Property

Our federally registered trademarks include Hawk®, Wellman Friction Products®, Wellman Products Group®, Hawk Brake®, Hawk Performance®, Fibertuff®, Feramic®, Velvetouch®, Velvetouch Feramic®, Velvetouch Organik®, Quarter Master® and Tex Racing®. Velvetouch®, Fibertuff® and Hawk Performance® are our principal trademarks for use in the friction products direct aftermarket segment. To protect our intellectual property, we rely on a combination of internal procedures, confidentiality agreements, patents, trademarks, trade secrets law and common law, including the law of unfair competition.

Personnel

At December 31, 2006, we had approximately 725 domestic employees and 390 international employees at our continuing operations. Approximately 30 employees at our Akron, Ohio facility are covered under a collective bargaining agreement with the United Automobile Workers expiring in July 2009; and approximately 130 employees at our Orzinuovi, Italy facility are represented by a national mechanics union agreement that expires in June 2007. The Italian employees are also covered by a local union agreement that expires in June 2007. Our labor relations are generally satisfactory and there have been no strikes in recent years. We expect that the expiring contracts will be renewed on terms favorable to us on a timely basis.

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

We have incurred losses from continuing operations in the past and may incur losses in future years.

For the year ended December 31, 2006, we reported a net loss from continuing operations of $2.0 million compared to a net loss from continuing operations of $5.6 million for the year ended December 31, 2005 and a net loss from continuing operations of $2.4 million for the year ended December 31, 2004. Of the 2006 net loss, $4.5 million resulted from a pre-tax charge related to a non-cash goodwill impairment charge based on an assessment of the performance racing segment’s present and future operations.

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

     In connection with the relocation, we incurred costs at levels higher than we originally anticipated, and we continue to incur additional costs. Expenses related to the relocation and employee severance costs associated with the closure of our Brook Park, facility were $5.5 million in 2005 (of which $0.5 million was included in Cost of sales). We incurred significant additional expenses as of result of manufacturing inefficiencies related to the move of that facility to Oklahoma. We incurred additional expenses during the first half of 2006, as we continued to experience manufacturing inefficiencies at the Oklahoma facility.

     Future success at the Oklahoma facility depends on our ability to:

•	hire, train and retain a qualified workforce,
•	manufacture friction products without causing customer delays or dissatisfaction, and
•	achieve the cost savings projected at the time of the plant relocation.
     Failure to successfully complete the transition of our business to the new facility may have a material adverse effect on our financial condition, results of operations and prospects.

We have broad discretion over the use of proceeds from the sale of our precision components segment.

In February 2007, we completed the sale of our precision components segment. Pursuant to the terms of the indenture relating to our 8¾% senior notes due November 1, 2014, we have until July 31, 2006 to apply the net proceeds of the sale to repay indebtedness, make open market purchases of the senior notes, acquire property, plant and equipment, make an acquisition or enter into any combination of any of the above. On August 1, 2007, or earlier at the election of management, we are required to make an offer to purchase, on a pro rata basis, the maximum principal amount of the senior notes with any remaining net cash proceeds, at a price equal to 100% of the principal amount plus accrued interest. To the extent the offer is not accepted by our senior note holders, we may invest or distribute any remaining net cash proceeds in our discretion, provided we comply with the terms of our senior notes and bank facility.

We are currently in the process of identifying the manner in which we will use the proceeds from the sale. As such, the terms of any investment or transaction have not yet been determined, and no assurances can be made as to the structure, price or other terms of such investment or transaction or the impact of such investment or transaction on our business, results of operations and financial condition. If we fail to apply these funds effectively, our business, results of operations and financial condition may be adversely affected.

Our gross margins are subject to fluctuation becuase of product mix.

     Certain of our friction products have lower gross margins than our other friction products, and in general. For the year ended December 31, 2006, our friction products segment gross profit was 22.8% of net sales. Our consolidated gross margin was 22.3% for the year ended 2006 compared to 20.2% for the year ended 2005. Our margins in 2006 were positively impacted by pricing actions taken during the last half of 2006 and operating improvements in our Tulsa facility compared to 2005. We cannot guarantee that, in the future, our product mix will continue to be made up of higher gross margin product sales.

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

     As of December 31, 2006, 14.0% of our employees were represented by unions. The majority of our union employees are located in our Orzinuovi, Italy facility. If it is necessary to negotiate new agreements or extensions with the unions, we cannot be certain that we will be able to do so on favorable terms or without experiencing work stoppages. Any work stoppage may have a material adverse effect on our financial condition, results of operations and prospects.

Our debt could adversely affect our financial condition and prevent us from fulfilling our obligations.

    As of December 31, 2006, we had $105.0 million of net debt (total debt less cash) outstanding compared to $109.9 million as of December 31, 2005. We had no outstanding balance owed under our Bank Facility as of December 31, 2006 compared to $5.0 as of December 31, 2005.

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

     Our net sales to manufacturers of aircraft braking systems represented 15.3% of our consolidated net sales for the year ended December 31, 2006. Every aircraft braking system, including those containing components supplied by us, must satisfy FAA criteria and testing requirements. If we fail to meet these requirements or any new or changed requirements, then our results of operations may be adversely affected or we may not be able to meet our business objectives. There can be no assurance that FAA review of an aircraft braking system containing components supplied by us will result in a favorable determination or that we or our customers will continue to meet FAA criteria and testing requirements, which are subject to change in the discretion of the FAA.

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
     We are also subject to the federal Occupational Safety and Health Act and similar foreign and state laws. The nature of our operations, the extensive uses of our existing and former facilities, and the operations of prior owners and operators expose us to the risk of liabilities or claims concerning environmental and health and safety laws and regulations. We are not aware of any instance in which we have contravened federal, state, or local provisions enacted for or relating to protection of the environment or in which we otherwise may be subject under environmental laws to liability for environmental conditions that could materially affect operations

We are dependent upon the availability of raw materials, and we may not be able to receive favorable prices for, or continued supplies of, raw materials, which may affect our ability to obtain enough supplies to conduct our business.

We require substantial amounts of raw materials, including copper powders, steel and custom-fabricated cellulose sheet and substantially all of the raw materials we require are purchased from third party suppliers and are generally in adequate supply. However, the availability and costs of raw materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers and changes in exchange rates and worldwide price and demand levels. We are not currently party to any long-term supply agreements. Our inability to obtain adequate supplies of raw materials for our products at favorable prices could have a material adverse effect on our business, financial condition or results or operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. Recently, we have experienced an increase in the costs of our copper and iron powders and steel. Although we may determine that it is necessary to pass on the raw material price increases to our customers, in certain circumstances, it may not be possible or practicable for us to pass on these increases and even if we are able to pass on some or all of these increases, there may be a delay between when we have to pay for the increases and when out customers pay us based on the increased prices. If we are not able to reduce or eliminate the effect of these cost increases through lowering other costs of production or successfully implementing price increases to our customers, such raw material cost increases could have a negative effect on our financial results.

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
     Our international net sales represented $64.5 million, or 30.4% of our consolidated net sales, for the year ended December 31, 2006.

We depend on our key personnel.

     Our performance depends on our ability to retain and motivate officers and key employees. The loss of any of our executive officers or other key employees could materially and adversely affect our financial condition, results of operations and prospects. Hawk has employment agreements with Ronald E. Weinberg, its Chairman of the Board, Chief Executive Officer and President, B. Christopher Disantis, President of its friction products and performance racing segments and Joseph J. Levanduski, its Vice President - Chief financial Officer. Hawk maintains a “key person” life insurance policy on the life of Mr. Weinberg in the face amount of $1.0 million.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Hawk’s world headquarters is located in Cleveland, Ohio. We maintain manufacturing, research and development, sourcing, sales and administrative facilities at 11 locations in 5 countries. We are a lessee under operating leases for some of our properties. Hawk’s principal research and development facility is located in Solon, Ohio. We believe that substantially all of our property and equipment is maintained in good condition, adequately insured and suitable for its present and intended use.

ITEM 3. LEGAL PROCEEDINGS

We are involved in lawsuits that have arisen in the ordinary course of our business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made. In our opinion, the outcome of these legal actions will not have a material adverse effect on our financial condition, cash flows or results of operations.

We have previously announced that we have received an informal inquiry from the staff of the SEC, requesting that Hawk voluntarily produce documents and information. The SEC staff is requesting information regarding Hawk’s preparations for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In addition, the SEC is seeking information regarding transactions in Hawk’s common stock on June 30, 2006 by a stockholder that is not affiliated with the Company and the impact of those transactions as to when Hawk would be required to comply with Section 404, as well as communications between Hawk and third parties regarding Section 404 compliance. Hawk has also been contacted by the U.S. Department of Justice in Cleveland, Ohio in connection with the Department’s related investigation. Hawk is voluntarily cooperating with the government’s requests for documents and information.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND  ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock has traded publicly under the symbol “HWK” since May 12, 1998. The following table sets forth, for the fiscal periods indicated, the high and low closing prices of our common stock as reported on the American Stock Exchange.

Quarterly Stock Prices

Quarter Ended	High	Low
2006
December 31, 2006	$15.68	$11.37
September 30, 2006	$12.90	$11.95
June 30, 2006	$15.20	$10.27
March 31, 2006	$15.40	$12.97
2005
December 31, 2005	$14.99	$12.45
September 30, 2005	$13.64	$11.48
June 30, 2005	$11.80	$10.15
March 31, 2005	$10.20	$8.01

The closing sale price for our common stock on December 31, 2006 was $11.97.

Shareholders of record as of March 9, 2007 numbered 74. We estimate that an additional 1,100 shareholders own stock in their accounts at brokerage firms and other financial institutions.

We have never declared or paid, and do not intend to declare or pay, any cash dividends on Class A common stock for the foreseeable future. We intend to retain earnings for the future operation and expansion of our business. If we were to pay dividends, we are limited to $2.0 million in dividend payments per annum, under the terms of our Bank Facility. In addition under our Bank Facility, we may pay dividends only as long as there is no event of default and we have availability under our Bank Facility in excess of $10.0 million.  As of December 31, 2006, we had $27.8 million of availability under our Bank Facility.

Performance Graph

The following graph compares the cumulative return on our Class A common stock with the cumulative total return of the Russell 2000 Index and the S&P Industry Group Index - Industrial Machinery.  Cumulative total return for each of the periods shown in the Performance Graph is calculated from the last sale price of our Class A common stock at the end of the period and assumes an initial investment of $100 on December 31, 2001 and the reinvestment of any dividends.

COMPARE CUMULATIVE TOTAL RETURN
Among Hawk Corporation, The Russell 2000 Index
And The S&P Industrial Machinery Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/01
12/02
12/03
12/04
12/05
12/06
Hawk Corporation
Russell 2000
S & P Industrial Machinery

ITEM 6.  SELECTED FINANCIAL DATA

Years ended December 31	2006	2005	2004	2003	2002
	(in millions, except per share data)
Statement of Operations Data:
Net sales	$212.1	$181.9	$162.6	$134.4	$118.8
Gross profit	47.4	36.7	39.9	32.9	29.1
Goodwill Impairment (1)	4.5	-	-	-	-
Restructuring costs (2)	-	5.5	1.1	-	-
Employee benefit curtailment (income) expense (3) (4)	-	(0.4)	-	1.9	-
Income from operations	9.9	2.4	11.0	5.8	6.5
Adjusted income from operations (5)	14.4	8.5	12.8	7.7	6.5
(Loss) income from continuing operations before income taxes	(2.0)	(5.6)	(2.4)	(3.6)	(3.1)
Discontinued operations, net of tax	5.0	4.3	3.5	(1.8)	2.0
Cumulative effect of change in accounting principle, net of tax (6)	-	-	-	-	(17.2)
Net income (loss)	$3.0	$(1.3)	$1.1	$(5.4)	$(18.3)
Earnings (Loss) Per Share:
Basic earnings (loss) per share	$0.31	$(0.17)	$0.11	$(0.65)	$(2.15)
Diluted earnings (loss) per share	$0.30	$(0.17)	$0.11	$(0.65)	$(2.14)
Other Data:
Depreciation	$6.8	$6.5	$6.3	$6.6	$6.8
Amortization (7)	0.5	0.7	0.7	0.8	0.7
Capital expenditures (including capital leases and financed capital expenditures)	8.1	7.8	9.3	5.4	6.3

December 31	2006	2005	2004	2003	2002
	(In millions)
Balance Sheet Data:
Cash and cash equivalents	$6.2	$6.8	$5.9	$3.2	$1.4
Working capital (8)	116.8	51.8	51.1	12.9	9.1
Property plant and equipment, net	39.4	37.5	39.0	36.9	38.0
Assets of discontinued operations	87.3	89.1	85.1	78.5	81.5
Total assets	229.3	226.0	219.8	193.5	192.9
Liabilities of discontinued operations	12.8	15.2	15.9	14.6	13.6
Total indebtedness (including capital leases)	111.2	116.7	112.0	93.1	105.6
Shareholders’ equity	46.7	40.7	45.0	41.7	44.8
___________

(1)
In accordance with the provisions of SFAS No. 142 we performed our annual analysis of goodwill impairment as of October 31, 2006 and determined that there was a full impairment of the goodwill of our performance racing segment (see Note “2 - Significant Accounting Policies” to the accompanying Consolidated Financial Statements of this Form 10-K).

(2)
In 2005 and 2004, reflects planning, travel, severance and moving costs associated with the closure of the Brook Park, Ohio facility and the construction of the new facility in Tulsa, Oklahoma (see Note “4 — Restructuring” to the accompanying Consolidated Financial Statements of this Form 10-K).

(3)	Reflects a non-cash gain related to an employee benefit curtailment as a result of employment terminations at the Brook Park, Ohio friction segment facility.

(4)
In 2003, reflects a non-cash charge related to the pension curtailment and contractual termination benefit costs associated with the announced closure of the Brook Park, Ohio friction segment facility.

(5)
Adjusted income from operations is considered to be a “non-GAAP financial measure” under the rules and regulations of the Securities Exchange Commission (SEC). See “Hawk’s Use of Non-GAAP Financial Measures” of Item 7 of this Form 10-K for more detailed disclosure and discussion.

(6)
In 2002, the Company changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization methodology to an impairment-only methodology. The Company, with the assistance of independent valuation experts, concluded that certain of its goodwill was impaired at January 1, 2002 by $21.5 million ($17.2 million after tax) (see Note “2 - Significant Accounting Policies” to the accompanying Consolidated Financial Statements of this Form 10-K).

(7)
Amortization outlined in this table does not include deferred financing amortization of $0.4 million in 2006, $0.4 million in 2005, $0.4 million in 2004, $0.8 million in 2003 and $0.6 million in 2002, which is included in interest expense on the Consolidated Statements of Operations.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

You should read this discussion in conjunction with the consolidated financial statements, notes and tables included in Part II, Item 8 of this Form 10-K. Management’s discussion and analysis may contain forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, this performance involves risks and uncertainties that may cause actual results to differ materially from those expressed in the forward-looking statements. Some of the important factors that could cause our actual results or outcomes to differ from those discussed are listed under Item 1A, Risk Factors.

Results of Operations

Through our subsidiaries, we operate in two reportable segments: friction products and performance racing. Our results of operations are affected by a variety of factors, including but not limited to, general customer demand for our products, competition, raw material pricing and availability, labor relations with our personnel, political conditions in the countries in which we operate and general economic conditions. We sell a wide range of products that have a corresponding range of gross margins. Our consolidated gross margin is affected by product mix, selling prices, material and labor costs as well as our ability to absorb overhead costs resulting from fluctuations in demand for our products.

In the fourth quarter of 2006, we committed to a plan to sell our precision components segment to focus our corporate resources on the friction products and performance racing segments. The precision components segment manufactured powder metal component parts and had operations in the United States and China. On February 2, 2007 we completed the sale of this segment for approximately $94.2 million consisting of $93.5 million in cash and the assumption by the purchaser of $0.7 million in debt. The cash portion of the purchase price includes proceeds from a preliminary working capital adjustment which remains subject to further adjustment by the parties. We restated our results of operations for this segment to reclassify its net operations, assets and liabilities as discontinued for all periods presented in this report and their results are not included in this discussion of our results of operations.

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

On March 29, 2006 we entered into an agreement to sell the Monterrey, Mexico operations. The transaction was finalized in the fourth quarter of 2006. As a result, there are no remaining assets or liabilities of the motor segment classified as discontinued operations in the December 31, 2006 balance sheet.

Also in the fourth quarter of 2003, we committed to a restructuring program to achieve cost savings in our friction products segment by moving operations at our Brook Park, Ohio location to a new production facility in Tulsa, Oklahoma. Manufacturing in the Oklahoma facility began in late 2004 and the facility became operational in 2005. Additionally, we completed the closure of our Brook Park, Ohio operation during the fourth quarter of 2005. In connection with the closure of the Ohio facility, we reported pre-tax restructuring costs of $5.5 million ($0.5 million is included in cost of goods sold in our Consolidated Statement of Operations) for the year ended December 31, 2005 related to relocation and employee severance expenses.

In 2006, our income from operations increased $7.5 million to $9.9 million, or 312.5%, from the prior year. This increase in operating income was primarily the result of pricing actions taken during the last half of 2006, product mix and operating improvements at the Company’s Tulsa facility compared to 2005. Our operating income was negatively affected by a $4.5 million non-cash goodwill impairment charge recognized in the fourth quarter of 2006 by our performance racing segment.

NON-GAAP FINANCIAL MEASURE

In our discussion and analysis of our financial condition and results of operations, we may refer to financial measures which are considered to be “non-GAAP financial measures” under the rules and regulations of the SEC. The non-GAAP financial measure used by us is “Adjusted income from operations.” This measure is reconciled to the most comparable GAAP financial measure in tables presented in this section of this Form 10-K.

This non-GAAP financial measure is defined by us as income from operations as presented in our Consolidated Statements of Operations plus a goodwill impairment charge, restructuring and loan forgiveness costs, less income from a reversal of a post retirement benefit liability. We use this measure to more accurately gauge the ongoing day to day operating activities of our business. In the fourth quarter of 2006, based on an independent assessment of our performance racing segment and its present and future operations, we recognized a non-cash pre-tax goodwill impairment charge of $4.5 million. As a result of our decision to relocate one of our friction products manufacturing facilities to Tulsa, Oklahoma from Ohio, we incurred significant restructuring costs related to this event that impacted our financial results for 2005. This restructuring program was completed as of December 31, 2005. The loan forgiveness expense resulted from a one-time, non-recurring action taken by our compensation committee on January 30, 2004 approving the forgiveness of the shareholder notes of two of our senior executive officers. The action required the full forgiveness of the shareholder notes by July 1, 2005 if specific operating targets were met. Based on our performance, the remaining outstanding loan balance was forgiven in March 2005. Additionally, we reported income in the third quarter of 2005 as a result of a reduction in an actuarially computed post retirement benefit liability no longer owed by us. There were no comparable restructuring costs, loan forgiveness costs, or other non-cash income relating to the reversal of a pension liability during 2006.

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

Outlook for 2007

Based on our current view of the markets we serve, and new business awarded by customers during 2006, we believe that our 2007 net sales will increase between 2.4% and 4.7% to between $217.0 million and $222.0 million compared to 2006 net sales of $212.0 million. We expect that we will continue to see strength through 2007 in the majority of our end markets including, construction and mining, aerospace and specialty friction. However, this strength will be partially offset by the expected slowdown in our heavy truck market as a result of the 2006 market strength in advance of the implementation of new truck emission standards. Furthermore, we expect that our net sales will be positively impacted by new business awards in both the friction products and performance racing segments, increased sales in the friction products segment’s direct aftermarket and continued strong performance from our international operations.

We expect our income from operations, which for 2007 is the same as adjusted income from operations, to increase to a range of $11.0 million and $14.0 million from adjusted income from operations of $14.4 million reported for the full year 2006. Our adjusted income from operations in 2006 excludes goodwill impairment charges of $4.5 million related to the impairment of goodwill in our performance racing segment.

Given the numerous potential applications of the net cash generated by the sale of our precision components segment, which include the stock repurchase program, reduction of our senior notes, acquisitions and the resulting impact that all or some of these actions might have on our results, we will not be providing guidance on earnings per share for the 2007 year.

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

•
Goodwill. Goodwill represents the excess of the cost of companies we acquired over the fair value of their net assets as of the date of acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), our policy is to evaluate the carrying value of our goodwill and indefinite-lived intangible assets at least annually, or more frequently if there is a significant adverse event or change in the environment in which one of our business unit operates. We will record any impairment loss identified in the period such determination is made. In assessing the recoverability of our goodwill, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future discounted cash flows are highly subjective judgments based on our experience and knowledge of operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If actual results are materially different than the assumptions used, impairment could result. We recorded an impairment charge of $4.5 million for the period ended December 31, 2006. As of December 31, 2006, we have no remaining goodwill in our continuing operations on our Consolidated Balance Sheet.

•
Long-Lived Assets. We review long-lived assets (excluding goodwill) for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future undiscounted cash flows are highly subjective judgments based on our experience and knowledge of our operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. We did not record any impairment charges to our tangible or indefinite lived intangible assets in the periods ended December 31, 2006, 2005, or 2004.

•
Pension Benefits. We account for our defined benefit pension plans in accordance with SFAS No. 87, Employers' Accounting for Pensions (SFAS 87), which requires that amounts recognized in financial statements be determined on an actuarial basis. The most significant elements in determining our pension income (expense) in accordance with SFAS 87 are the expected return on plan assets and appropriate discount rates. We assumed that the expected weighted average long-term rate of return on plan assets would be 8.2% for 2007. Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable. However, should the rate of return differ materially from our assumed rate we could experience a material adverse effect on the funded status of our plans and our future pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is deferred. The net deferral of past asset gains (losses) affects the calculated value of plan assets and, ultimately, future pension income (expense). Net periodic benefit cost was $1.2 million for the period ended December 31, 2006 and $1.2 million for the period ended December 31, 2005. See Note “10 - Employee Benefits” in the accompanying unaudited Consolidated Financial Statements of this Form 10-K for details regarding the action taken on one of our defined benefit plans as of May 31, 2006.

We determine the discount rate to be used to discount plan liabilities at their measurement date, December 31. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. At December 31, 2006, we determined this rate to be 5.7%. Changes in discount rates over the past three years have not materially affected pension income (expense), and the net effect of changes in the discount rate, as well as the net effect of other changes in actuarial assumptions and experience, has been deferred as permitted by SFAS 87.

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

SFAS No. 109, Accounting for Income Taxes (SFAS 109), provides certain guidelines to follow in making the determination of the need for a valuation allowance. We must demonstrate that taxable income is expected to be available for future periods sufficient to realize the benefits of temporary differences and carryforwards to avoid recording a valuation allowance against deferred tax assets. We have announced the sale of the powdered metal segment which along with the reversal of the deferred tax liabilities will more likely than not enable the Company to realize the aforementioned tax benefits, and therefore, we have determined that no valuation allowance is necessary as of December 31, 2006.

On January 17, 2007, the FASB affirmed its previous decision to make FIN 48 effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 is effective for Hawk Corporation and its subsidiaries for the year beginning January 1, 2007. We do not expect the interpretation to have a material impact on our results from operations of financial position.

•
Foreign Currency Translation and Transactions. Assets and liabilities of our foreign operations are translated using period-end exchange rates and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in a separate component of our shareholders’ equity. Other comprehensive income includes a translation gain of $2.1 million for the year ended December 31, 2006. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Sales or purchases in foreign currencies, other than the subsidiary’s local currency, are exchanged at the date of the transaction. The effect of transaction gains or losses is included in “Other (expense) income, net” in our Consolidated Statements of Operations. Foreign currency transaction gains and losses were not material to the results of operations in 2006 and 2005.

•	Recent Accounting Developments.

•
In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), and requires such costs to be recognized as current period charges. In addition, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted SFAS 151 on January 1, 2006 with no material impact to our financial statements.

•
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when specific transition provisions are not provided. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine the period specific or cumulative effects of the change. We must adopt SFAS 154 in fiscal 2007.

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

•
In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. As a result of the adoption of SFAS 158 at December 31, 2006, we recorded a non-cash charge in Accumulated other comprehensive loss in Shareholders’ equity of $2,971 ($1,831 after tax) for pension benefits as a one-time adjustment to initially apply the new Standard. Pension funding requirements are not affected by the recording of this charge.

•
On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted for. We are currently evaluating SFAS 159 and will adopt as required.

•
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for periods ending after November 15, 2006.  We adopted SAB 108 as of December 31, 2006 with no material impact to our financial statements.

•
In June 2006, FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an amendment of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us as of January 1, 2007. We do not expect the interpretation to have a material impact on our results from operations or financial position.

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

•
Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) contains provisions requiring an annual assessment by management, as of the end of the fiscal year, of the effectiveness of internal control for financial reporting. Section 404 also requires attestation and reporting by independent auditors on management’s assessment as well as other control-related matters. On September 21, 2005, the SEC published a ruling extending for one year the compliance dates for non-accelerated filers to report on internal control over financial reporting. For these issuers, including the Company, Section 404 will be effective for fiscal years ending on or after July 15, 2007.  On August 9, 2006, the SEC published a new rule that would extend the compliance date for the report on management's assessment of the effectiveness of internal control over financial reporting until fiscal years ending on or after December 15, 2007 for non-accelerated filers.  The rule would also extend the non-accelerated filer compliance date for the auditor attestation report on internal control over financial reporting until fiscal years ending on or after December 15, 2008.

At this time, we continue to qualify for non-accelerated filer status and therefore, will not need to comply with Section 404 until December 31, 2007. Our compliance initiatives are proceeding. We anticipate being compliant with the requirements of Section 404 as of December 31, 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Our continuing operations are organized into two strategic segments. These segments include friction products and performance racing. In the third quarter of 2006 we committed to selling our precision components segment. Additionally, in the fourth quarter of 2003 we committed to selling our motor segment. As a result, we have classified these business segments as discontinued operations in our financial results.

Net Sales. Our consolidated net sales in 2006 were $212.0 million, an increase of $30.1 million or 16.5% from the same period in 2005. We experienced sales increases in our friction products segment, primarily as a result of pricing actions, continued new product introductions, strong economic conditions in our end markets and market share gains during the year.

	Year Ended December 31
Net Segment Sales:	2006	2005	$ Change	% Change
	(dollars in millions)
Friction products	$199.9	$167.1	$32.8	19.6%
Performance racing	12.1	14.8	(2.7)	-18.2%
Consolidated	$212.0	$181.9	$30.1	16.5%

•
Friction Products. Net sales in the friction products segment, our largest, were $199.9 million in 2006, an increase of $32.8 million, or 19.6%, compared to $167.1 million in 2005. As a result of pricing actions, general economic expansion, new product introductions and market share gains, we experienced increases in most of our major markets, including construction and mining, aerospace, heavy truck and performance automotive. This segment continued to experience strong sales growth from our international operations in 2006. Our sales to the construction and mining, our largest end market, were up 35.9% in 2006 compared to 2005, as a result of strong economic conditions in that market as well as market share gains achieved by us. Our sales to the truck market increased by 9.6% in 2006 compared to 2005 as our customers supported the continued growth in new truck builds and aftermarket service requirements to existing truck fleets during the year as well. The higher than normal market strength in the truck market in 2006 was due to the implementation of new truck emission standards in 2007 and customer purchases of trucks in advance of the new standards. Our sales to the aerospace market were up 20.2% in 2006 compared to 2005 as a result of pricing actions and world-wide commercial air travel continued its positive growth trend. Our sales to the agriculture market increased 1.0% during the year as a result of improving farm economies in the European markets. During 2006, we continued to focus our efforts on the friction direct aftermarket that we service through the Velvetouch® and Hawk Performance® brand names. Sales in this product category were up 18.7% to $31.9 million in 2006 compared to 2005.

•
Performance Racing. Net sales in our performance racing segment were $12.1 million, a decrease of 18.2% compared to net sales of $14.8 million in 2005. The decrease in revenues was primarily attributable to a realignment of the segment’s strategic customer focus at our driveline transmission facility. At the end of 2005, we made a significant change in the management of our driveline business operations, and began repositioning it in the marketplace by increasing the level of engineering and product design capabilities while aligning it with a new provider of premium gears for the racing market. These measures were taken to meet increased competition in the transmission market.

Gross Profit. Gross profit increased $10.7 million to $47.4 million during 2006, a 29.2% increase compared to gross profit of $36.7 million in 2005. Our gross profit margin improved to 22.4% of our net sales in 2006 compared to 20.2% of our net sales in 2005. The increase is primarily the result of pricing actions taken in the last half of 2006, operating improvements in the last half of 2006 at our friction products facility in Tulsa and margin improvement from volume related absorption of fixed overhead. This improvement was partially offset by increased inventory reserves in our performance racing segment.

	Year Ended December 31
Gross Profit Margin:	2006	2005	Change
Friction products	22.8%	20.2%	2.6%
Performance racing	14.9%	20.3%	-5.4%
Consolidated	22.4%	20.2%	2.2%

•
Friction Products. Our friction products segment reported gross profit of $45.6 million or 22.8% of its net sales in 2006 compared to $33.7 million or 20.2% of its net sales in 2005. The 12.9% increase in our gross profit margin was primarily the result of pricing actions taken, increased production flow from our facility in Tulsa, improved control of manufacturing expenses as the Tulsa facility benefited from improved manufacturing efficiencies and margin improvements from volume related absorption of fixed overhead. The increase was partially offset by expenses incurred at our new Tulsa facility, including logistic and scrap expenses, increased raw material costs, and increased medical and incentive compensation expenses during the period.

•
Performance Racing. Our performance racing segment reported gross profit of $1.8 million in 2006 compared to $3.0 million of its net sales in 2005. Our gross margin was 14.9% of net sales in 2006 compared to 20.3% in 2005. The 26.6% decrease in the gross margin was primarily the result of the reduced sales volumes in the quarter, increased inventory reserves and less favorable product mix.

Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses increased $3.6 million, or 12.5%, to $32.5 million in 2006 from $28.9 million during 2005. As a percentage of net sales, ST&A decreased to 15.3% in 2006 compared to 15.9% in 2005. The increase in ST&A expenses resulted primarily from an increase in incentive compensation expense during the year ended December 31, 2006 compared the year ended December 31, 2005. We spent $4.1 million, or 1.9% of our net sales on product research and development in 2006 compared to $4.2 million, or 2.3%, in 2005.

Goodwill Impairment Charge. In the fourth quarter of 2006, as a result of our annual test for impairment required under SFAS 142 and based on an assessment of its present and future operations, our performance racing segment recognized a non-cash charge of $4.5 million for the impairment of its remaining continuing operations goodwill. The goodwill was originally recorded at the time of the acquisitions of Quarter Master Industries, Inc. and Tex Racing Enterprises, Inc. As of December 31, 2006, this segment has no remaining goodwill on its books. There was no impairment of goodwill in 2005.

Income from Operations. Income from operations was $9.9 million for the year ended December 31, 2006 compared to $2.4 million during the comparable period of 2005, an increase of 312.5%. Income from operations as a percentage of net sales increased to 4.7% for the year ended December 31, 2006 from 1.3% in the comparable period of 2005. The increase was primarily the result of pricing actions, operational improvements at our Tulsa facility partially offset by the goodwill impairment charge, decreased sales volume in our performance racing segment, increased incentive compensation and medical expenses and raw material cost increases.

As a result of the items discussed above, income from operations at each of our segments was as follows:

	Year ended December 31
Income (loss) from operations by segment:	2006	2005	$ Change
	(dollars in millions)
Friction products	$16.3	$3.2	$13.1
Performance racing	(6.4)	(0.8)	(5.6)
Consolidated	$9.9	$2.4	$7.5

Included in our income from operations for 2006 was a $4.5 million non-cash goodwill impairment charge in our performance racing segment. Adjusted income from operations before this charge was $14.4 million or 6.8% of our net sales in 2006. Our income from operations in 2005 included a $5.5 million restructuring charge for the move of our Ohio facility to Tulsa, Oklahoma. Additionally, in 2005, other costs included loan forgiveness costs and employee benefit curtailment income. Adjusted income from operations before these charges was $8.6 million or 4.7% of our net sales in 2005.

	Year ended December 31
	Income (loss) from operations, as reported (GAAP)		Restructuring costs(1)		Other (income)costs, net(2)		Adjusted income (loss) from operations
	2006	2005	2006	2005	2006	2005	2006	2005
	(dollars in millions)
Friction products	$16.3	$3.2	$-	$5.5	$-	$0.6	$16.3	$9.3
Performance racing	(6.4)	(0.8)	-	-	4.5	0.1	(1.9)	(0.7)
Total	$9.9	$2.4	$-	$5.5	$4.5	$0.7	$14.4	$8.6

Operating margin	4.7%	1.3%					6.8%	4.7%

(1)	Restructuring costs in this table for the period ended December 31, 2005 include $0.5 million classified in our Consolidated Statements of Operations as cost of sales items.
(2)
Other costs, net includes a goodwill impairment charge of $4.5 million for the year ended December 31, 2006 and loan forgiveness costs of $1.1 million, net of employee benefit curtailment income of $0.4 million for the year ended December 31, 2005.

The table above discloses “Adjusted income from operations,” which is considered to be a “non-GAAP financial measure” under the rules and regulations of the SEC. We have presented this non-GAAP financial measure because we believe that meaningful analysis of our financial performance is enhanced by an understanding of isolated factors underlying that performance. By excluding our non-recurring restructuring and other costs, we believe that this non-GAAP financial measure allows our investors to more easily compare our financial performance period to period. In addition, our chief operating decision makers use this measure in monitoring and evaluating both our overall performance and the ongoing performance of each of our business segments. This non-GAAP financial measure should not be considered an alternative to measures required by U.S. GAAP. See the section in Item 1 Business captioned “Hawk’s Non-GAAP Financial Measures” in this Form 10-K for more detailed disclosure.

Interest Expense. Interest expense increased $0.6 million during the year ended December 31, 2006 to $11.2 million from $10.6 million in the comparable period of 2005. Higher levels of total borrowings during the year and higher borrowing rates on our variable rate debt during the period were the reason for the increase. Included as a component of interest expense in our financial statements are the amortization of deferred financing costs. Amortization of deferred financing costs included in interest expense was $0.4 million for the years ended December 31, 2006 and 2005.

Income Taxes. We recorded a tax provision for our continuing operations of $0.9 million for the year ended December 31, 2006 compared to a tax benefit of $2.4 million in the comparable period of 2005. Our effective income tax rate differs from the current federal U.S. statutory rate of 35.0%, primarily as a result of tax rate differences on our foreign income compared to our consolidated domestic losses and individual state tax liabilities for the years ended December 31, 2006 and 2005. Our worldwide provision for income taxes is based on annual tax rates for the year applied to all of our sources of income. An analysis of changes in our income taxes and our effective tax rate is contained in Note “12 — Income Taxes” in the accompanying audited Consolidated Financial Statements of this Form 10-K.

Discontinued Operations, net of tax. In the fourth quarter of 2006, we committed to a plan to divest our precision components segment operations. Additionally, in the fourth quarter of 2003, we committed to a plan to divest our motor segment operations. In accordance with U.S. GAAP, we have accounted for both of these business segments in our financial statements on the line item “Discontinued operations, net of tax.” The following is a summary of the results of discontinued operations for the years ended December 31, 2006 and 2005. An analysis of Discontinued Operations is contained in Note “3 — Discontinued Operations” in the accompanying audited Consolidated Financial Statements of this Form 10-K.

	Year ended December 31
	2006	2005
	(dollars in millions)
Net sales	$98.9	$92.5

Income from discontinued operations, net of tax	$4.9	$4.2

Net Income (Loss). As a result of the factors noted above, we reported net income of $3.0 million in 2006 compared to a net loss of $1.3 million in 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Our continuing operations are organized into two strategic segments. These segments include friction products and performance racing. In the fourth quarter of 2006, we committed to a plan to divest our precision components segment operations. Additionally, in the fourth quarter of 2003 we committed to selling our motor segment. As a result, we have classified these businesses as discontinued operations in our financial results.

Net Sales. Our consolidated net sales in 2005 were $181.9 million, an increase of $19.3 million or 11.9% from the same period in 2004. We experienced sales increases primarily as a result of the continuing economic expansion during 2005 in the industrial markets we serve, new product introductions and market share gains during the year.

	Year ended December 31
Net Segment Sales:	2005	2004	$ Change	% Change
	(dollars in millions)
Friction products	$167.1	$148.3	$18.8	12.7%
Performance racing	14.8	14.3	0.5	3.5%
Consolidated	$181.9	$162.6	$19.3	11.9%

•
Friction Products. Net sales in the friction products segment, our largest, were $167.1 million in 2005, an increase of $18.8 million, or 12.7%, compared to $148.3 million in 2004. As a result of new product introductions, general economic expansion and market share gains, we experienced increases in most of our major markets, including construction and mining, heavy truck and aerospace, increased sales to the direct aftermarket. This segment continued to experience strong sales growth from our international operations in 2005. Our sales to the construction and mining, our largest market, were up 16.4% in 2005 compared to 2004, as a result of strong economic conditions in that market as well as market share gains achieved by us. Our sales to the truck market increased by 22.5% in 2005 compared to 2004 as our customers supported the continued growth in new truck builds and aftermarket service requirements to existing truck fleets during the year. Our sales to the aerospace market were up 12.4% in 2005 compared to 2004 as world-wide commercial air travel continued its positive growth trend. Our sales to the agriculture market decreased 3.2% during the year as a result of a weak farm economies in North America and Europe. During 2005, we continued to focus our efforts on the friction direct aftermarket that we service through the Velvetouch® and Hawk Performance® brand names. Sales in this product category were up 4.7% to $26.8 million in 2005 compared to 2004.

•
Performance Racing. Net sales in our performance racing segment were $14.8 million, an increase of 3.5% compared to net sales of $14.3 million in 2004. The increase in revenues was primarily attributable to the introduction of new clutch and transmission products during the year.

Gross Profit. Gross profit decreased $3.2 million to $36.7 million during 2005, an 8.0% decline compared to gross profit of $39.9 million in 2004. Our gross profit margin declined to 20.2% of our net sales in 2005 compared to 24.5% of our net sales in 2004. The decline is primarily the result of significant costs incurred during the year as a result of operating inefficiencies associated with the relocation of our Ohio friction products facility to Oklahoma, including increased labor, overtime, maintenance, training, freight and outsourcing costs as a result of the start-up of operations in Oklahoma and operating both the Ohio and Oklahoma facilities during the production transition period. In addition we incurred increased inventory reserves in our performance racing segment primarily as a result of rule changes in the racing circuits served by us that rendered portions of our inventory obsolete.

	Year ended December 31
Gross Profit Margin:	2005	2004	Change
Friction products	20.2%	24.6%	-4.4%
Performance racing	20.3%	23.8%	-3.5%
Consolidated	20.2%	24.5%	-4.3%

•
Friction Products. Our friction products segment reported gross profit of $33.7 million or 20.2% of its net sales in 2005 compared to $36.5 million or 24.6% of its net sales in 2004. The decrease in our gross profit margin was primarily the result of operating inefficiencies and direct restructuring costs associated with the transition of operations to our new facility in Oklahoma. The decrease was partially offset by the impact of sales volume increases during the period and favorable product mix.

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

Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses increased $1.8 million, or 6.6%, to $28.9 million in 2005 from $27.1 million during 2004. As a percentage of net sales, ST&A decreased to 15.9% in 2005 compared to 16.7% in 2004. The increase in ST&A expenses resulted primarily from increased personnel costs to support the sales volume increase, marketing expenses to support our direct aftermarket marketing programs, higher levels of research and development spending and loan forgiveness costs during 2005, offset by reductions in incentive compensation expense for the year. We spent $4.2 million, or 2.3% of our net sales on product research and development in 2005 compared to $3.8 million, or 2.3%, in 2004.

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

Income from Operations. Income from operations decreased $8.6 million or 78.2% to $2.4 million for the year ended December 31, 2005, from $11.0 million in the comparable period of 2004. Income from operations as a percentage of net sales decreased to 1.3% for the year ended December 31, 2005 from 6.8% in the comparable period of 2004. The decrease was primarily the result of direct restructuring costs, operating inefficiencies and duplicate manufacturing costs associated with the transition of operations to our Oklahoma facility from Ohio, increased loan forgiveness costs and increased research and development costs, partially offset by product mix and $0.4 million of employee benefit curtailment income.

As a result of the items discussed above, income from operations at each of our segments was as follows:

	Year ended December 31
Income (loss) from operations by segment:	2005	2004	$ Change
	(dollars in millions)
Friction products	$3.2	$10.5	$(7.3)
Performance racing	(0.8)	0.5	(1.3)
Consolidated	$2.4	$11.0	$(8.6)

Included in our income from operations for the year ended December 31, 2005 was $5.5 million of direct restructuring costs related to the plant relocation ($0.5 million of which was included in our cost of sales), a $1.1 million charge related to forgiveness of shareholder loans outstanding as of March 31, 2005 and other non-recurring income of $0.4 million relating to a reversal of a post retirement benefit liability no longer owed by us. For the year ended December 31, 2004, income from operations included direct restructuring costs of $1.1 million and loan forgiveness costs of $0.7 million. Income from operations before these charges was $8.6 million, or 6.8% of net sales in 2005, a decrease of $4.2 million, or 32.8%, from $12.8 million, or 7.7% of net sales in the comparable period of 2004.

	Year ended December 31
	Income (loss) from operations, as reported (GAAP)		Restructuring costs(1)		Other costs, net(2)		Adjusted income (loss) from operations
	2005	2004	2005	2004	2005	2004	2005	2004
	(dollars in millions)
Friction products	$3.2	$10.5	$5.5	$1.1	$0.6	$0.7	$9.3	$12.3
Performance racing	(0.8)	0.5	-	-	0.1	-	(0.7)	0.5
Total	$2.4	$11.0	$5.5	$1.1	$0.7	$0.7	$8.6	$12.8

Operating margin	1.3%	6.8%					6.8%	7.7%

(1)	Restructuring costs in this table for the period ended December 31, 2005 include $0.5 million classified in our Consolidated Statement of Operations as cost of sales items.
(2)
Other costs, net includes loan forgiveness costs of $1.1 million for the year ended December 31, 2005 and $0.7 million for the year ended December 31, 2004, net of employee benefit curtailment income of $0.4 million for the year ended December 31, 2005.

The table above discloses “Adjusted income (loss) from operations,” which is considered to be a “non-GAAP financial measure” under the rules and regulations of the. We have presented this non-GAAP financial measure because we believe that meaningful analysis of our financial performance is enhanced by an understanding of isolated factors underlying that performance. By excluding our non-recurring restructuring and other costs, we believe that this non-GAAP financial measure allows our investors to more easily compare our financial performance period to period. In addition, our chief operating decision makers use this measure in monitoring and evaluating both our overall performance and the ongoing performance of each of our business segments. This non-GAAP financial measure should not be considered an alternative to measures required by U.S. GAAP. See the section in Item 1 Business captioned “Hawk’s Non-GAAP Financial Measures” in this Form 10-K for more detailed disclosure.

Interest Expense. Interest expense increased $0.4 million during the year ended December 31, 2005 to $10.6 million from $10.2 million in the comparable period of 2004. Higher levels of total borrowings during the year were partially offset by lower borrowing rates during the period. Included as a component of interest expense in our financial statements are the amortization of deferred financing costs. Amortization of deferred financing costs included in interest expense was $0.4 million for the years ended December 31, 2005 and 2004.

Income Taxes. We recorded a tax provision for our continuing operations of $2.4 million for the year ended December 31, 2005 compared to $0.5 million in the comparable period of 2004. Our effective income tax rate differs from the current federal U.S. statutory rate of 35.0%, primarily as a result of tax rate differences on our foreign income compared to our consolidated domestic losses and individual state tax liabilities for the years ended December 31, 2005 and 2004. Our worldwide provision for income taxes is based on annual tax rates for the year applied to all of our sources of income. An analysis of changes in our income taxes and our effective tax rate is contained in Note “12 — Income Taxes” in the accompanying audited Consolidated Financial Statements of this Form 10-K.

Discontinued Operations, net of tax. In the fourth quarter of 2006, we committed to a plan to divest our precision components segment operations. Additionally, in the fourth quarter of 2003, we committed to a plan to divest our motor segment operations. In accordance with U.S. GAAP, we have accounted for both of these business segments in our financial statements on the line item “Discontinued operations, net of tax.” The following is a summary of the results of discontinued operations for the years ended December 31, 2005 and 2004. An analysis of Discontinued Operations is contained in Note “3 — Discontinued Operations” in the accompanying audited Consolidated Financial Statements of this Form 10-K.

	Year ended December 31
	2005	2004
	(dollars in millions)
Net sales	$92.5	$91.6

Income from discontinued operations, net of tax	$4.2	$3.5

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

Selected Measures of Liquidity and Capital Resources from Continuing Operations

	December 31
	2006	2005
	(dollars in millions)
Cash and cash equivalents	$6.2	$6.8
Working capital (1)	$116.8	$51.8
Current ratio (2)	3.04 to 1.0	1.97 to 1.0
Net debt as a % of capitalization (3)	69.2%	73.0%
Average number of days sales in accounts receivable	59 days	46 days
Average number of days sales in inventory	86 days	93 days

(1)	Working capital is defined as current assets minus current liabilities.
(2)	Current ratio is defined as current assets divided by current liabilities.
(3)	Debt is defined as long-term debt, including current portion, and short-term borrowings, less cash. Capitalization is defined as debt plus shareholders’ equity.

As part of our working capital management program, we review certain working capital measures on a continuous basis. The $65.0 million increase in our net working capital from December 31, 2005 resulted primarily from the classification of all discontinued operations assets and liabilities as current in the 2006 balance sheet due to its anticipated disposition within 12 months as comparied to presenting current and long-term assets and liabilities of discontinue operations in the 2005 balance sheet. In addition, we experienced increased receivables and inventory levels to support our increased sales volumes during the period. Our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover, respectively. The number of days sales outstanding in accounts receivable at December 31, 2006 was 59 days compared to 46 days at December 31, 2005. The increase is mainly attributable to the sales increases during recent months in addition to a reduction of a receivable factoring program at our Italian facility during 2006.

Average inventory days decreased to 86 days at December 31, 2006 as compared to 93 days at December 31, 2005. Our overall inventory investment has increased approximately $1.8 million at December 31, 2006 as compared to December 31, 2005 levels, primarily to support our increased sales volumes during the recent period. Although the overall volume of inventory has increased, our turnover of inventory has improved in 2006 as compared to 2005 as is evidenced by the decrease in finished goods of $1.2 million.

Debt

The following table summarizes the components of our indebtedness as of December 31:

	December 31
	2006	2005
	(dollars in millions)
Short-term debt	$1.0	$1.4
Senior notes	110.0	110.0
Bank facility	-	5.0
Other	0.2	0.3
Total debt	$111.2	$116.7

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

As of December 31, 2006, we were in compliance with the provisions of our Senior Notes and met the cash flow ratio requirement that would permit us to incur additional debt.

On February 2, 2007, as a result of the sale of our precision components segment, we triggered the provisions of Section 4.10 of the indenture relating to asset sales. As a result of the sale, we have 180 days to apply the net cash proceeds of the sale to repay indebtedness, make open market purchases of the Senior Notes, acquire property plant and equipment, make an acquisition or enter into any combination of any of the above. On the 181st day after the asset sale, or August 2, 2007, or earlier at the election of management, we are required to make an offer to purchase, on a pro rata basis, the maximum principal amount of the Senior Notes with any remaining net cash proceeds at a price equal to 100% of the principal amount plus accrued interest. We intend to use the net cash proceeds for growth opportunities in the Company’s friction products and performance racing segments either internally or through acquisitions, to retire debt and for general corporate purposes, including a limited stock buy-back of up to $4.0 million. Any proceeds not used for these purposes on the 181st day will be tendered under the terms of the indenture. Any Senior Notes not tendered by the holders of the Senior Notes will allow the remaining net cash proceeds to be used by us.

Bank Facility

Our Bank Facility, which is available for general corporate purposes, has a maximum commitment of $30.0 million, including a letter of credit sub-facility of up to $5.0 million. The Bank Facility matures on November 1, 2009, subject to extension at our request on an annual basis thereafter, with the consent of the lender. The interest rates on the Bank Facility range from 150 to 250 basis points over the London Interbank Offered Rates, or alternatively, 0 basis points over the prime rate, and the commitment fee is 25 basis points on the unused portion of the Bank Facility. At December 31, 2006, we had nothing outstanding under the Bank Facility and $2.2 million of letters of credit outstanding under the letter of credit sub-facility. At December 31, 2006, we had $27.8 million available to borrow under the Bank Facility.

The Bank Facility is collateralized by a security interest in our cash, accounts receivable, inventory and certain intangible assets. We also pledged the stock of our guarantor subsidiaries and 65% of the stock of certain of our foreign subsidiaries as collateral. The restrictive terms of the Bank Facility require that we maintain a minimum amount of shareholders’ equity as determined by reference to an adjusted shareholders’ equity at September 30, 2004 plus net income earned by us after such date. The Bank Facility also requires that we maintain an earnings before interest, taxes, depreciation and amortization to interest expense ratio of at least 1.0 to 1.0, although the lender will test this ratio only if our borrowing availability falls below $10.0 million. This test was not required to be performed as of December 31, 2006 as a result of our excess borrowing availability. Under the Bank Facility, we may pay cash dividends on our Class A common stock in an amount up to $2.0 million per year under certain circumstances.

As of December 31, 2006, we were in compliance with the provisions of our Bank Facility.

Other Debt

We have entered into various short-term, variable-rate, debt agreements of up to $4.1 million with local financial institutions at our facilities in Italy and China. Borrowings under these credit facilities totaled $1.0 million as of December 31, 2006. As of December 31, 2006, we were in compliance with the terms of these debt obligations

Cash Flow

The following table summarizes the major components of cash flow:

	Year ended December 31
	2006	2005
	(dollars in millions)
Cash provided by operating activities of continuing operations	$5.5	$4.2
Cash used in investing activities of continuing operations	(6.4)	(7.7)
Cash (used in) provided by financing activities of continuing operations	(5.1)	5.3
Effect of exchange rates on cash	0.5	(0.5)
Cash provided by (used in) discontinued operations	4.9	(0.4)
Net (decrease) increase in cash and cash equivalents	$(0.6)	$0.9

At December 31, 2006, we had cash and cash equivalents of $6.2 million compared to $6.8 million at December 31, 2005. The cash on the balance sheet at December 31, 2006 and 2005 is primarily held at our foreign operations. Excess domestic cash is used to pay down the outstanding loans under our bank facility.

Net cash provided by our operating activities from continuing operations was $5.5 million for the year ended December 31, 2006 compared to $4.2 million in 2005. The increase in cash provided by our operations in 2006 compared to 2005 was primarily the result of our improvement in profitability in 2006 as compared to 2005. In addition, we recognized a $4.5 million goodwill impairment charge in 2006 which reduced our intangible asset balance ratably. These increases were partially offset by increased working capital requirements required to support our sales growth during the 2006 period and the reduction of a receivable factoring program at our Italian facility. Our net working capital was $116.8 million as of December 31, 2006 compared to $112.6 million as of December 31, 2005.

We used cash in our investing activities from continuing operations of $6.4 million in 2006 and $7.7 million in 2005 for the purchase of property, plant and equipment. In addition, we received net cash proceeds from the sale of our Brook Park, Ohio facility of $1.6 million during the third quarter of 2006, which is included in the proceeds from sale of property, plant and equipment on the Consolidated Statements of Cash Flows for the year ended December 31, 2006.

Cash used in financing activities was $5.1 million in 2006 compared to cash provided by financing activities of $5.3 million in 2005. The change in 2006 financing activities primarily resulted from reduced net borrowings under our bank facility during the third and fourth quarter of 2006.

We believe that cash flow from operating activities and borrowings under our bank facility will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs for the next twelve months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. In seeking to minimize the risks and costs associated with market risk, we manage our exposures to interest rates and foreign currency exchange rates through our regular operating and financial activities and through foreign currency hedge contracts. We had no foreign currency hedge contracts outstanding as of December, 2006. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. At December 31, 2006, approximately 1.0%, or $1.0 million, of our total outstanding debt bore interest at a variable rate. Our primary interest rate risk exposure results from floating rate debt. If interest rates were to increase 100 basis points (1%) from December 31, 2006 rates, and assuming no changes in debt from December 31, 2006 levels, our additional annual interest expense would be less than $0.1 million.

The interest rates on our long-term debt reflect market rates and therefore, the carrying value of long-term debt approximates fair value. An analysis of our obligations is further discussed in Note “6 - Financing Arrangements” and Note “11 - Lease Obligations” in the accompanying audited Consolidated Financial Statements of this Form 10-K.

The following table presents our total contractual obligations and other commercial commitments as of December 31, 2006:

(Dollars in Thousands)	Total	2007	2008 – 2011	Thereafter
Contractual obligations (1):
Short-term debt (2)	$980	$980	$-	$-
Bank Facility (2)	-	-	-	-
Senior Notes (3)	110,000	-	-	110,000
Capital Leases	180	127	53	0
Operating leases	29,560	3,070	10,517	15,973
Purchase obligations (4)	30,815	26,596	3,419	800
Total contractual obligations	$171,535	$30,773	$13,989	$126,773
Other commercial commitments:
Stand-by letters of credit	$2,194	$2,194
____________

(1)
This contractual obligation table does not include our defined benefit pension obligations. An analysis of our obligations under our defined benefit plans is contained in Note “10 — Employee Benefits” in the accompanying audited Consolidated Financial Statements of this Form 10-K.

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

Foreign Currency Exchange Risk. The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. We have operations outside the United States with foreign currency denominated assets and liabilities, primarily denominated in Euros, Canadian dollars, and Chinese Yuan. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. We do not expect that our unhedged foreign currency balance sheet exposure as of December 31, 2006 will result in a significant impact on our earnings or cash flows. We also monitor exposure to transactions denominated in currencies other than the functional currency of each country in which Hawk operates, and have periodically entered into forward contracts to mitigate that exposure. As of December 31, 2006, we have no derivative instruments outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Hawk Corporation
December 31, 2006, 2005 and 2004

Audited Consolidated Financial Statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Hawk Corporation

We have audited the accompanying consolidated balance sheets of Hawk Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statements schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawk Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As explained in Notes 2, 9 and 10 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share Based Payment and at December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Ernst & Young LLP

Cleveland, Ohio
March 22, 2007

HAWK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)
	December 31
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$6,177	$6,761
Accounts receivable, less allowance of $1,052 in 2006 and $676 in 2005	34,502	22,969
Inventories:
Raw materials	14,180	12,244
Work-in-process	13,599	12,556
Finished products	11,111	12,320
Total inventories	38,890	37,120
Deferred income taxes	2,472	4,430
Other current assets	4,607	4,712
Assets held for sale	-	1,644
Current assets of discontinued operations	87,313	27,564
Total current assets	173,961	105,200

Property, plant and equipment:
Land and improvements	510	504
Buildings and improvements	14,406	13,025
Machinery and equipment	81,397	74,273
Furniture and fixtures	8,087	7,331
Construction in progress	2,846	3,463
	107,246	98,596
Less accumulated depreciation	67,837	61,122
Total property, plant and equipment	39,409	37,474

Other assets:
Goodwill	-	4,465
Finite-lived intangible assets	7,884	8,379
Deferred income taxes	3,357	916
Other	4,643	8,028
Long-term assets of discontinued operations	-	61,537
Total other assets	15,884	83,325
Total assets	$229,254	$225,999

	December 31
	2006	2005

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$23,023	$22,160
Accrued compensation	6,678	4,458
Accrued interest	4,857	4,895
Accrued taxes	2,558	642
Other accrued expenses	6,176	5,267
Short-term debt	980	1,362
Current portion of long-term debt	127	142
Current liabilities of discontinued operations	12,795	14,501
Total current liabilities	57,194	53,427

Long-term liabilities:
Long-term debt	110,053	115,203
Deferred income taxes	1,025	885
Pension liabilities	4,727	10,522
Other accrued expenses	9,526	4,510
Long-term liabilities of discontinued operations	-	736
Total long-term liabilities	125,331	131,856

Shareholders' equity
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; 9,016,878 and 8,935,659 outstanding in 2006 and 2005, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized none issued or outstanding	-	-
Additional paid-in capital	53,492	53,349
Retained deficit	(2,026)	(4,845)
Accumulated other comprehensive loss	(3,467)	(5,986)
Treasury stock, at cost, 170,872 and 252,091 shares in 2006 and 2005, respectively	(1,363)	(1,895)
Total shareholders' equity	46,729	40,716
Total liabilities and shareholders' equity	$229,254	$225,999

See notes to consolidated financial statements.

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)
	Year ended December 31
	2006	2005	2004
Net sales	$212,050	$181,858	$162,559
Cost of sales	164,663	145,197	122,655
Gross profit	47,387	36,661	39,904

Operating expenses:
Selling, technical and administrative expenses	32,526	28,952	27,098
Goodwill Impairment	4,465	-	-
Restructuring costs	-	4,962	1,117
Employee benefit curtailment	-	(424)	-
Amortization of finite-lived intangible assets	495	724	724
Total operating expenses	37,486	34,214	28,939
Income from operations	9,901	2,447	10,965

Interest expense	(11,182)	(10,562)	(10,219)
Interest income	98	40	54
Exchange offer costs	-	-	(2,431)
Other income (expense), net	106	100	(244)
Loss from continuing operations, before income taxes	(1,077)	(7,975)	(1,875)

Income tax provision (benefit)	897	(2,391)	477

Loss from continuing operations, after income taxes	(1,974)	(5,584)	(2,352)
Income from discontinued operations, net of tax of $3,698 in 2006, $2,609 in 2005, and $2,236 in 2004	4,943	4,240	3,493

Net income (loss)	$2,969	$(1,344)	$1,141

Earnings (loss) per share:
Basic earnings (loss) per share:
Loss from continuing operations, after income taxes	$(0.24)	$(0.65)	$(0.29)
Discontinued operations, after income taxes	0.55	0.48	0.40
Net earnings (loss) per basic share	$0.31	$(0.17)	$0.11

Diluted earnings (loss) per share:
Loss from continuing operations, after income taxes	$(0.22)	$(0.65)	$(0.29)
Discontinued operations, after income taxes	0.52	0.48	0.40
Net earnings (loss) per diluted share	$0.30	$(0.17)	$0.11

Average shares outstanding - basic	8,993	8,869	8,691

Average shares and equivalents outstanding - diluted	9,514	8,869	8,972

See notes to consolidated financial statements.

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

					Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Foreign Currency Translation	Minimum Pension Liability	Treasury Stock	Total
Balance at January 1, 2004	$1	$92	$54,483	$(4,344)	$373	$(4,456)	$(4,444)	$41,705
Net income				1,141				1,141
Other comprehensive income:
Minimum pension liability, net of tax of $378						605		605
Foreign currency translation					1,047			1,047
Total comprehensive income								1,652
Preferred stock dividends				(150)				(150)
Issuance of common stock from treasury as compensation and exercise of stock options			(616)				1,295	679
Balance at December 31, 2004	$1	$92	$53,867	$(3,353)	$1,420	$(3,851)	$(3,149)	$45,027
Net loss				(1,344)				(1,344)
Other comprehensive (loss):
Minimum pension liability, net of tax of $1,337						(2,135)		(2,135)
Foreign currency translation					(1,420)			(1,420)
Total comprehensive (loss)								(3,555)
Preferred stock dividends				(148)				(148)
Issuance of common stock from treasury as compensation and exercise of stock options			(518)				1,254	736
Balance at December 31, 2005	$1	$92	$53,349	$(4,845)	$-	$(5,986)	$(1,895)	$40,716
Net income				2,969				2,969
Other comprehensive income (loss):
Minimum pension liability, net of tax of $237						2,210		2,210
Foreign currency translation					2,142	(2)		2,140
Total comprehensive income								4,350
Preferred stock dividends				(150)				(150)
Share based compensation - FAS 123(R)			264					264
Issuance of common stock from treasury as compensation and exercise of stock options			(121)				532	411
Adjustment to initially adopt SFAS No. 158, net of tax of $1,140						(1,831)		(1,831)
Balance at December 31, 2006	$1	$92	$53,492	$(2,026)	$2,142	$(5,609)	$(1,363)	$46,729

See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)	Year ended December 31
	2006	2005	2004
Cash flows from operating activities
Net income (loss)	$2,969	$(1,344)	$1,141
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income from discontinued operations, net of tax	(4,943)	(4,240)	(3,493)
Depreciation and amortization	7,733	7,619	7,389
Write-off of unamortized consent payments and deferred financing	-	-	1,521
Deferred income taxes	(653)	(2,141)	(1,602)
Loss on sale or disposal of fixed assets	157	858	1,007
Goodwill impairment charge	4,465	-	-
Changes in operating assets and liabilites:
Accounts receivable	(10,235)	2,471	(4,542)
Inventories	(876)	(4,680)	(5,554)
Other assets	(387)	(1,620)	(1,271)
Accounts payable	(592)	5,882	1,052
Accrued expenses	7,713	(2,977)	(84)
(Decrease) increase in pension assets and liabilities, net	(4,752)	3,055	1,548
Other liabilities and other	4,859	1,365	127
Net cash provided by (used in) operating activities of continuing operations	5,459	4,248	(2,761)
Net cash provided by operating activities of discontinued operations	10,254	6,210	8,368
Cash flows from investing activities
Purchases of property, plant and equipment	(8,070)	(7,767)	(9,314)
Proceeds from sale of property, plant and equipment	1,633	104	546
Net cash used in investing activities of continuing operations	(6,437)	(7,663)	(8,768)
Net cash used in investing activities of discontinued operations	(5,185)	(6,509)	(8,821)
Cash flows from financing activities
Payments of deferred financing fees	-	-	(4,096)
Proceeds from short-term debt	444	871	-
Payments on short-term debt	(833)	(798)	(782)
Proceeds from long-term debt	82,450	84,093	-
Payments on long-term debt	(87,611)	(79,429)	(312)
Proceeds from Senior Notes	-	-	110,000
Proceeds from Bank Facility	-	-	13,575
Payments on Bank Facility	-	-	(13,355)
Payment on Old Senior Notes	-	-	(66,267)
Proceeds from Old Bank Facility	-	-	92,336
Payments on Old Bank Facility	-	-	(116,395)
Stock options and issuance of treasury stock as compensation, net	675	737	679
Payments of preferred stock dividends	(150)	(148)	(150)
Net cash (used in) provided by financing activities of continuing operations	(5,025)	5,326	15,233
Net cash used in financing activities of discontinued operations	(181)	(144)	(877)
Effect of exchange rate changes on cash	531	(575)	270
Net cash (used in) provided by continuing operations	(5,472)	1,336	3,974
Net cash provided by (used in) discontinued operations	4,888	(443)	(1,330)
Net (decrease) increase in cash and cash equivalents	(584)	893	2,644
Cash and cash equivalents at beginning of period	6,761	5,868	3,224
Cash and cash equivalents at end of period	$6,177	$6,761	$5,868
Supplemental cash flow information
Cash payments for interest	$10,705	$6,849	$12,189
Cash payments (refunds) for income taxes, net	$2,887	$4,540	$3,000
Noncash investing and financing activities:
Equipment purchased with capital leases and notes payable	$0	$0	$0
Issuance of common stock from treasury	$40	$40	$40
Stock option expense	$264	$0	$0
Issuance of payment in kind (PIK) payments in the form of Old Senior Notes	$0	$0	$83
See notes to consolidated financial statements.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004
(In Thousands, except share data)

1. - Basis of Presentation

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

Certain amounts have been reclassified to conform to the 2006 presentation.

2. - Significant Accounting Policies

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

Trade Receivables

The Company has the ability to hold all trade receivables until payments are received from customers. Trade receivables are stated at outstanding amounts as adjusted for an allowance for credits and doubtful accounts. Trade receivables are evaluated on an ongoing basis and written-off to current operations when collection is no longer reasonably assured. The Company establishes bad debt reserves based on historical experience and believes that the collection of receivables, net of the allowance, is reasonably assured.

Inventories

Inventories are stated at the lower of cost or market. Cost includes materials, labor and overhead and is determined by the first-in, first-out (FIFO) method.

Long-Lived Assets

Property, plant and equipment are stated at cost and includes expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. The Company uses the straight-line and double declining methods of depreciation for financial reporting purposes. Buildings and improvements are depreciated over periods ranging from 15 to 33 years. Machinery and equipment are depreciated over periods ranging from 4 to 12 years. Furniture and fixtures are depreciated over periods ranging from 3 to 10 years. Accelerated methods of depreciation are used for federal income tax purposes. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statement of operations. The Company’s depreciation expense was $6,801in 2006, and $6,460 in 2005.

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

Goodwill

Goodwill represents the excess of the cost of companies we acquired over the fair value of their net assets as of the date of acquisition. In accordance with SFAS 142, the Company’s policy is to evaluate the carrying value of our goodwill and indefinite-lived intangible assets at least annually, or more frequently if there is a significant adverse event or change in the environment in which one of the business unit operates. The Company records an impairment loss in the period such determination is made. In assessing the recoverability of its goodwill, the Company considers changes in economic conditions and makes assumptions regarding estimated future cash flows and other factors. Estimates of future discounted cash flows are highly subjective judgments based on the Company’s experience and knowledge of operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If actual results are materially different than the assumptions used, impairment could result. The results of the Company’s annual impairment test as of October 31, 2005 and 2004 concluded the fair value of the reporting units exceeded their respective carrying values and, therefore, no impairment loss was recorded.

The Company performed its annual goodwill impairment test for 2006 as of October 31, 2006. The impairment test utilized a discounted cash flow methodology to calculate the fair value of the performance racing unit, which was less than its respective carrying value. The performance racing segment underwent a transition in 2006 both in terms of its management team and the implementation of a new business model which included an increased focus on engineering capabilities. In addition, the segment faced increased competitive pressures which reduced profitability. Based on the results of the impairment test, the Company recorded a non-cash impairment charge for goodwill of $4.5 million in the fourth quarter of 2006. Goodwill of continuing operations as of December 31, 2006 is $0.

Insurance

The Company uses a combination of insurance and self-insurance for a number of risks including property, general liability, directors’ and officers’ liability, workers’ compensation, vehicle liability and employee-related health care benefits. Liabilities associated with the risks that are retained are estimated by considering various historical trends and forward-looking assumptions. The estimated liabilities for these self-insured liabilities at December 31, 2006 and 2005 of $880 and $778, respectively, could be significantly affected if future actual occurrences and claims differ from these assumptions and historical trends.

Stock options granted to Employees and Directors

Effective January 1, 2006, in accordance with SFAS No. 123(R), "Share-Based Payment" (SFAS 123R), Hawk began to record compensation expense underthe "fair-value-based" method of accounting for stock options granted to employees and directors. The Company adopted SFAS No. 123(R) using the "modified prospective application" method and, consequently, financial results for periods prior to 2006 were not restated for this accounting change. For additional information regarding our equity compensation plans, see Note “9 —Stock Compensation Plan”.

Contingencies

The Company’s treatment of contingent liabilities in the financial statements is based on the expected outcome of the applicable contingency. In the ordinary course of business the Company consults with legal counsel on matters related to litigation and other experts both within and outside of the Company. The Company will accrue a liability if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable. The Company will disclose contingent liabilities if either the likelihood of an adverse outcome is only reasonably possible or an estimate is estimatable.

Foreign Currency

The Company’s primary functional currency is the U.S. dollar. Assets and liabilities of the Company’s foreign operations denominated in foreign currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expense transactions are translated using average exchange rates as determined throughout the period. Gains and losses from foreign currency translation of assets and liabilities are included in accumulated other comprehensive loss, a separate component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in other income (expense), net in the Consolidated Statements of Operations. Foreign currency transaction gains and losses were not material to the results of operations for both 2006 and 2005.

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

Significant Concentrations

The Company provides credit, in the normal course of its business, to original equipment and aftermarket manufacturers. For the year ended December 31, 2006, approximately 42.0% of our revenue was derived from our top five customers. For the year ended December 31, 2005 our top five customers accounted for 41.6% of our revenues. We expect this customer concentration will account for a large portion of our revenue in the future. The Company generally does not require collateral and performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations.

At December 31, 2006, the Company had approximately 725 domestic employees and 390 international employees at its continuing operations. Approximately 30 employees at the Akron, Ohio facility are covered under a collective bargaining agreement with the United Automobile Workers expiring in July 2009; and approximately 130 employees at the Orzinuovi, Italy facility are represented by a national mechanics union agreement that expires in June 2007. The Italian employees are also covered by a local union agreement that expires in June 2007. The Company's labor relations are generally satisfactory and there have been no strikes in recent years. The Company expects that the expiring contracts will be renewed on terms favorable to it on a timely basis.

Product Research and Development

Product research and development costs are expensed as incurred. The Company’s expenditures for product research and development and engineering were approximately $4,092 in 2006, $4,177 in 2005, and $3,750 in 2004.

Advertising

All advertising costs are expensed as incurred. The Company’s expenditures for advertising were approximately $616 in 2006, $493 in 2005, and $690 in 2004.

Income Taxes

The Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities in the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted tax laws and rates for differences between the tax and financial reporting basis of assets and liabilities.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, short-term trade receivables, long-term notes receivable, notes payable and debt instruments. For short-term instruments, the historical carrying value is a reasonable estimate of fair value. Fair values for long-term financial instruments that are not readily marketable are estimated based upon the discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes that the fair market values of the Company’s financial instruments are not materially different from their respective carrying values as of December 31, 2006.

Recent Accounting Developments

Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) contains provisions requiring an annual assessment by management, as of the end of the fiscal year, of the effectiveness of internal control over financial reporting. Section 404 also requires attestation and reporting by independent auditors on management’s assessment as well as other control-related matters. On March 2, 2005, the SEC published a final rule extending for one year the compliance dates for non-accelerated filers to report on internal control over financial reporting. For the Company, Section 404 now will be effective as of December 31, 2007. The Company’s compliance initiatives are moving forward and management anticipates being compliant with requirements of Section 404 as of December 31, 2007.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage), and requires such costs to be recognized as current period charges. In addition, this statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted SFAS 151 on January 1, 2006 with no material impact to its financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when specific transition provisions are not provided. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine the period specific or cumulative effects of the change. The Company must adopt SFAS 154 in fiscal 2007.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).   SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies whenever existing accounting pronouncements require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements and will adopt SFAS 157 as required.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires the recognition of the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in the statement of financial position and the recognition of changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of the funded status of a plan as of the date of the year-end statement of financial position. As a result of the adoption of SFAS 158 at December 31, 2006, we recorded a non-cash charge in Accumulated other comprehensive loss in Shareholders’ equity of $2,971 ($1,831 after tax) for pension benefits as a one-time adjustment to initially apply the new Standard. Pension funding requirements are not affected by the recording of this charge.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits all entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007, with earlier adoption permitted. The Company is currently evaluating SFAS 159 and will adopt as required.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for periods ending after November 15, 2006. The Company adopted SAB 108 as of December 31, 2006 with no material impact to its financial statements.

3. - Discontinued Operations

During the fourth quarter of 2006, the Company made a strategic decision to focus its corporate resources on the friction products business and committed to a plan to sell its precision components segment, with operations in the United States and China. This segment manufactures a variety of powder metal and metal injected molded precision components used in industrial, consumer and other applications, such as pumps, motors and transmissions, lawn and garden equipment, appliances, small hand tools and telecommunications equipment. The sale of the precision components segment closed in the first quarter of 2007 and the Company received a preliminary purchase price of $94.2 million. No later than 90 days after the closing date, the purchase price will be adjusted to reflect the actual net working capital at the closing date.

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

In the fourth quarter of 2004, the Company sold certain fixed assets of the Alton, Illinois facility, which had been previously adjusted to their fair market value as of December 31, 2003. In addition, the Company sold the land and building of this facility, and recognized a $0.3 million ($0.2 million, net of tax) fair market value adjustment (loss) in the results of discontinued operations.

On March 29, 2006, the Company entered into an agreement to sell the Monterrey, Mexico facility which was finalized in the fourth quarter of 2006. The Company received $0.1 million in cash and a note receivable of $1.2 million for the inventory and certain other assets of this facility, and recognized no gain or loss on the transaction. The note receivable is recorded in Other long-term assets in the Consolidated Balance Sheet at December 31, 2006. There are no remaining assets or liabilities of the motor segment classified as discontinued operations in the December 31, 2006 balance sheet.

Operating results from discontinued operations are summarized as follows:

	Year ended December 31
	2006	2005	2004
Net sales	$98,875	$92,468	$91,607

Income from discontinued operations, before income taxes	$8,641	$6,849	$5,729
Income tax expense	3,698	2,609	2,236
Income from discontinued operations, net of tax	$4,943	$4,240	$3,493

The assets and liabilities of the precision components and motor segments, which have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, consist of the following at December 31, 2006 and 2005:

	2006 (1)	2005
Cash	$54	$121
Accounts receivable	13,495	15,182
Inventory	10,484	9,749
Other current assets	1,209	2,184
Property, plant and equipment	33,988	33,772
Intangible assets	28,083	28,093
Total assets of discontinued operations	$87,313	$89,101

Accounts payable	$7,724	$11,190
Other accrued expenses	4,378	3,169
Total debt	693	878
Total liabilities of discontinued operations	$12,795	$15,237

(1)	There are no remaining assets or liabilities of the motor segment classified as discontinued operations in the December 31, 2006 balance sheet.

4. - Restructuring

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), the Company recorded liabilities for costs associated with exit or disposal activities, including restructuring costs, when the liability is incurred instead of at the date of commitment to an exit or disposal activity.

In the fourth quarter of 2003, the Company committed to a restructuring program in its friction products segment to achieve cost savings and expand its capacity by moving operations from its Brook Park, Ohio location to a new production facility in Tulsa, Oklahoma. During 2004, the Company substantially completed the construction of its new and larger, leased facility. During 2005, all manufacturing was transferred to Tulsa and the Brook Park operation was closed. This restructuring program was completed in 2005, therefore the Company did not incur any restructuring charges for the year ended December 31, 2006 however; the Company continued to have transitional issues in 2006. During 2005 and 2004, the Company incurred $5,463 and $1,117 respectively, relating to employee severance, recruiting, and transferring the production capabilities to Tulsa. In 2005, $501 of “restructuring costs” were included in “Cost of sales” in the Consolidated Statements of Operations.

The following table sets forth the cash flow activity related to restructuring accrual for the year ended December, 2006:

Restructuring cost accrual as of January 1, 2006	$473
Cash payments through December 31, 2006	473
Restructuring cost accrual as of December 31, 2006	$-

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

5. - Intangible Assets

The Company performed its annual impairment test of goodwill as of October 31, 2006 and concluded that the full value of goodwill at its performance racing segment was impaired. As a result, the Company reported a $4,465 impairment charge during the fourth quarter of 2006 which is reported as a separate component of operating expenses in the Consolidated Statements of Operations. Goodwill at December 31, 2006 and 2005 is $0 and $4,465, respectively.

The components of finite-lived intangible assets are as follows:

	December 31, 2006			December 31, 2005
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Product certifications	$20,820	$12,936	$7,884	$20,820	$12,441	$8,379
Other intangible assets	2,575	2,575	-	2,575	2,575	-

	$23,395	$15,511	$7,884	$23,395	$15,016	$8,379

Product certifications were acquired and valued based on the acquired company’s position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

The Company estimates that amortization expense for finite-lived intangible assets for each of the next five years will be approximately $730. The weighted average amortization period for product certifications is 30 years.

6. - Financing Arrangements

	December 31
	2006	2005
Short-term debt	$980	$1,362
Senior Notes	110,000	110,000
Bank Facility	-	5,041
Other	180	304
	111,160	116,707
Less current portion and short-term debt	1,107	1,504
	$110,053	$115,203

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

On February 2, 2007, as a result of the sale of the precision components segment, the Company triggered the provisions of Section 4.10 of the indenture relating to asset sales. As a result of the sale, the Company has 180 days to apply the Net Cash Proceeds of the sale to repay indebtedness, make open market purchases of the Senior Notes, acquire property plant and equipment, an acquisition of capital stock in any permitted business engaged in by the company, or a combination of any of the above. On the 181st day after the asset sale, or August 2, 2007, the Company's required to make an offer to purchase, on a pro rata basis, the maximum principal amount of the Senior Notes with the remaining Net Cash Proceeds at a price equal to 100% of the principal amount plus accrued interest. The Net proceeds Offer will remain open for 20 business days after the tender offer. The Company intends to use the net cash proceeds for growth opportunities in its friction products and performance racing segements either internally or through acquisitions, to retire debt and for general corporate purposes, including the possibility of a limited stock buy-back of up to $4.0 million. Any proceeds not used for these purposes on the 181st day will be tendered under the terms of the indenture. Any Senior Notes not tendered by the Senior Noteholders will allow the remaining net cash proceeds to be used by the business.

The Bank Facility has a maximum commitment of $30,000, including a $5,000 letter of credit subfacility. The Bank Facility matures on November 1, 2009, subject to extension at the Company’s request on an annual basis thereafter, with the consent of the lender. The interest rates on the Bank Facility range from 150 to 250 basis points over the London Interbank Offered Rates, or alternatively, 0 basis points over the prime rate, and the commitment fee is 25 basis points on the unused portion of the Bank Facility. At December 31, 2005 there was $5,041 outstanding under the Bank Facility at an average interest rate of 6.77% and availability of $22,519.  There were no outstanding borrowings under the Bank Facility at December 31, 2006.

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

On both December 31, 2006 and 2005, the Company had issued stand-by Letters of Credit totaling $2,194.

We have entered into various short-term, variable-rate, debt agreements of up to $4,085 with local financial institutions at our facilities in Italy and China. Borrowings under these credit facilities totaled $980 as of December 31, 2006. As of December 31, 2006, we were in compliance with the terms of these debt obligations.

The Company was in compliance with the provisions of all of its debt instruments.

Aggregate principal payments due on long-term debt as of December 31, 2006 are as follows: 2007 — $127; 2008 — $53; 2009 — $0; 2010 — $0; and thereafter — $110,000.

7. - Accounts Receivables Factoring Agreement

The Company’s Italian subsidiary, has a factoring agreement to sell without recourse, certain of their European-based accounts receivables to an unrelated third party financial institution. Under the terms of the factoring agreement, the maximum amount of the outstanding advances at any one time is $5,281 ($4,000 Euro), which limitation is subject to change based on the level of eligible receivables. During the course of the year in 2006, $13,029 of receivables had been sold under the terms of the factoring agreement, compared to $9,225 during 2005. The sale of these receivables accelerated the collection of the Company’s cash and reduced the credit exposure of the Company. Sales of account receivable are reflected as a reduction of accounts receivable and an expense is reflected in the Consolidated Statement of Operations on such sale, as they meet the applicable criteria of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The amount due from the factoring company in 2006 and 2005, net of advances received, was $4,750 and $756, respectively, and is shown in accounts receivable in the Consolidated Balance Sheets. The Company pays fees associated with the sale of receivables based on the dollar value of the receivables sold. Administrative costs related to this program for fiscal 2006 and 2005 were $76 and $58, respectively and are included in Selling, technical and administrative expenses in the Consolidated Statement of Operations.

8. - Shareholders’ Equity

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

The holders of the Series D preferred are entitled to elect a majority of the members of the board of directors. Accordingly, if any two of the Series D preferred shareholders vote their shares of Series D preferred stock in the same manner, they will have sufficient voting power to elect a majority of the board of directors and to thereby control and direct the policies of the board of directors.

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

The adoption of SFAS 123R reduced income before income taxes for the year ended December 31, 2006 by $264 ($165 after-tax or $.02 per both basic and diluted share). No stock-based employee compensation cost is reflected in net income prior to the adoption of SFAS 123R, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The fair value of stock options granted was estimated using the Black-Scholes option pricing model. A summary of the assumptions used in determining the fair value of options follows:

	2006	2005(1)	2004
Expected volatility	89.2%	-	54.7%
Expected option life in years	5.7	-	7.3
Expected dividend yield	0.0%	-	0.0%
Risk-free interest rate	5.0%	-	4.3%

(1)	The Company did not issue any options during 2005.

Application of the Black-Scholes option pricing model involves assumptions that are judgmental and affect compensation expense. Historical information was the primary basis for the selection of expected volatility, expected option life, and expected dividend yield. Expected volatility was based on the most recent historical period equal to the expected life of the option. The risk-free interest rate was based on yields of U.S. Treasury zero-coupon issues with a term equal to the expected life of the option, on the date the stock options were granted.

Stock-based option activity during the year ended December 31, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2005	942,080	$5.13
Granted	70,000	12.85
Exercised	(78,407)	4.74
Forfeited or expired	(8,000)	7.70

Options outstanding at December 31, 2006	925,673	$5.73	5.8 yrs.	$5,303

Exercisable at December 31, 2006	706,193	$4.95	5.1 yrs.	$3,496

The weighted-average fair value of stock options granted per option was $6.63 in 2006, $0 in 2005 and $3.46 in 2004. The fair value of stock options vesting was $3.81 in 2006, 3.66 in 2005 and $3.01 in 2004.

On January 31, 2007 in conjunction with the sale of the Company’s precision components segment, 96,678 outstanding option shares were accounted for as terminated and 49,080 shares were accounted for as forfeited under the provisions of the Company’s plans. Under the termination provision of the plans, the affected employees will have until April 30, 2007 to exercise any outstanding option shares. If the shares are not exercised by that date they will be forfeited and returned back to the plans and become available for future grants.

The aggregate intrinsic value in the table above represents the total pretax difference between the $11.97 closing price of Hawk Common Shares on the last trading day of 2006 over the exercise price of the stock option, multiplied by the number of options outstanding and exercisable. Under SFAS 123(R), the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's Common Shares.

Net cash proceeds from the exercise of stock options was $371 in 2006, $697 in 2005 and $639 in 2004. The intrinsic value of stock options exercised was $689 in 2006, $997 in 2005 and $509 in 2004.

As of December 31, 2006 there was $634 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements under the Company’s stock compensation plans. The cost is expected to be recognized over the next five years.

Exercise prices for options outstanding as of December 31, 2006 ranged from $3.40 to $17.00. A summary of the options by range of exercise prices is as follows:

	Outstanding			Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Options	Weighted Average Exercise Price
$ 3.40 to $ 3.50	101,943	$3.40	4.4	101,943	$3.40
$ 3.51 to $ 5.00	249,367	$3.76	4.7	246,967	$3.70
$ 5.01 to $ 6.00	280,363	$5.17	4.7	223,283	$5.20
$ 6.01 to $17.00	294,000	$8.74	4.4	134,000	$7.90
Total	925,673			706,193

Prior to 2006, The Company applied the disclosure-only provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123). If the Company accounted for its stock options under the fair-value-based method of SFAS No. 123, net income and net income per Common Share would have been as follows:

	Year ended
	December 31, 2005	December 31, 2004
Net (loss) income as reported	$(1,344)	$1,141
Employee stock-based compensation expense determined under fair value based methods, net of tax	213	237
Pro forma net (loss) earnings	$(1,557)	$904

Basic (loss) earnings per share:
As reported	$(0.17)	$0.11
Pro forma	$(0.19)	$0.09
Diluted (loss) earnings per share:
As reported	$(0.17)	$0.11
Pro forma	$(0.19)	$0.08

10. - Employee Benefits

On December 31, 2006, Hawk Corporation adopted SFAS 158, which requires employers to recognize on their balance sheets the net amount by which pension and other post retirement benefit plan liabilities are overfunded or underfunded, which is the difference between plan assets at fair value and the projected benefit obligation. SFAS 158 replaces SFAS No. 87’s requirement to report at least a minimum pension liability measured as the excess of the accumulated benefit obligations over the fair value of plan assets. Unrecognized gains or losses and prior service costs, as well as the transition asset or obligation remaining from the initial application of Statements 87 and 106 are recognized in the balance sheet, net of tax, as a component of Accumulated other comprehensive income and will subsequently be recognized as components of net periodic pension cost pursuant to the recognition and amortization provisions of those Statements. SFAS 158 does not change the amounts recognized in the income statements as net periodic benefit cost. The incremental impact on the Company of applying SFAS 158 on individual line items in the Consolidated Balance Sheet at December 31, 2006 is as follows:

	Prior to Application of SFAS 158	Effect of Adopting SFAS 158	As Reported
ASSETS
Other long term assets	$2,752	$(2,752)	$-
Deferred income taxes	2,365	1,140	3,505

LIABILITIES AND SHAREHOLDERS' EQUITY
Other accrued expenses - current	$-	$(46)	(46)
Pension liabilities	(4,665)	(62)	(4,727)
Other long-term liabilities	(275)	(111)	(386)
Accumulated other comprehensive loss	3,778	1,831	5,609

The amount of unrecognized net actuarial loss, prior service credits, and remaining transition obligation, net of tax, included in Accumulated other comprehensive income at December 31, 2006 is $4,315, $1,292 and $2, respectively.

The amount of unrecognized net actuarial loss, prior service credits, and the remaining transition obligation expected to be recognized as components of net periodic benefit cost during 2007 is $356, $240 and $2, respectively.

The Company has several defined benefit pension plans that cover certain employees. The Company froze one of its defined benefit pension plans effective May 31, 2006 as part of the Company's move to a common 401(k) retirement plan program for all non-union salary and hourly employees inthe United States as of June 1, 2006. Benefits payable are based primarily on compensation and years of service or a fixed annual benefit for each year of service. Certain hourly employees are also covered under collective bargaining agreements. The Company funds the plans in amounts sufficient to satisfy the minimum amounts required under the Employee Retirement Income Security Act of 1974.

The components of the Company’s defined benefit pension plans are as follows:

	December 31
	2006	2005
Accumulated benefit obligation	$29,899	$29,383

Change in benefit obligation:
Benefit obligation at beginning of year	$33,163	$26,115
Service cost	731	1,061
Interest cost	1,751	1,516
Actuarial (gains) losses	(2,441)	6,064
Foreign currency exchange rate impact	30	45
Benefits paid	(2,182)	(1,638)
Plan amendments	(961)
Benefit obligation at end of year	$30,091	$33,163

Change in plan assets:
Fair value of plan assets at beginning of year	$22,828	$20,948
Actual return on plan assets	2,602	1,874
Foreign currency exchange rate impact	19	32
Company contributions	2,097	1,612
Benefits paid	(2,182)	(1,638)
Fair value of plan assets at end of year	$25,364	$22,828

Funded status of the plans	$(4,727)	$(10,335)
Unrecognized net actuarial losses	-	13,479
Unrecognized initial net obligation	-	41
Foreign currency exchange rate impact	-	36
Unamortized prior service cost	-	111
Net (accrued) prepaid benefit cost	$(4,727)	$3,332

Amounts recognized in the balance sheet consist of the following:
Prepaid benefit cost	$-	$3,968
Accrued benefit liability	(4,727)	(10,522)
Intangible asset	-	159
Cumulative other comprehensive loss, gross	-	9,727
Net amount recognized in the balance sheet	$(4,727)	$3,332

Amounts applicable to the Company’s under-funded pension plans at December 31, 2006 and 2005 are as follows:

	December 31
	2006	2005
Projected benefit obligation	$30,091	$33,163
Accumulated benefit obligation	$29,899	$29,383
Fair value of plan assets	$25,364	$22,828
Amounts recognized as accrued benefit liabilities	$4,727	$10,522
Amounts recognized as intangible asset	$-	$159

	Year ended December 31
Components of net periodic pension cost:	2006	2005	2004
Service cost	$731	$1,061	$1,073
Interest cost	1,751	1,516	1,490
Expected return on plan assets	(1,921)	(1,813)	(1,610)
Amortization of prior service cost	139	9	74
Pension settlement/curtailment	42	194	-
Recognized net actuarial loss	464	266	251
Net periodic pension cost of defined benefit plans	$1,206	$1,233	$1,278

The plans’ assets are primarily invested in equity and fixed income securities. In addition, one of the Company’s defined benefit plans also contains investments in the Company’s stock. As of December 31, 2006, 60,000 shares of the Company’s Class A common stock were held by a defined benefit plan at a cost of $717. The market value of such investment as of December 31, 2006, was $718. The Company has not and does not contemplate paying dividends on its Class A common stock.

The weighted-average asset allocation of all defined benefit plans at December 31, 2006 and 2005, by asset category are as follows:

	December 31
	2006	2005
Asset Category
Equity securities	69%	74%
Debt securities	25%	20%
Hawk Corporation common stock	3%	4%
Other	3%	2%
Total	100%	100%

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

The following assumptions were used in accounting for the defined benefit plans:

	2006	2005	2004
Weighted average rates used to compute the projected benefit obligation as of December 31:
Discount rate	5.7%	5.5%	6.0%
Rate of compensation increase	3.0%	3.0%	3.0%

Weighted average rates used to determine the net periodic benefit cost for the years ended December 31:
Discount rate	5.5%	6.0%	6.3%
Rate of compensation increase	3.0%	3.0%	3.0%
Expected long-term rate of return on plan assets	8.2%	8.6%	8.6%

The measurement date used to determine the pension benefit measurements for all plans in all periods presented is December 31. The Company has reviewed historical rates of return specific to its respective plans to determine the expected long-term rate of return on assets.

The Company previously disclosed in its Form 10-Q for the quarterly period ended June 30, 2006 that it expected to contribute $1,768 on a cash basis to its defined benefit pension plans in 2006. As of December 31, 2006, $1,768 of contributions has been made. The Company will contribute an additional $894 to fund its pension plans in 2007 for the 2006 plan year for a total of $2,662. The Company anticipates contributing $2,021 on a cash basis in 2007 to fund its pension plans for the 2007 plan year based on the contribution expectation provided by its third party actuary.

Estimated benefit payments for the next five years and in the aggregate for the five years thereafter are:

Year	Benefit Payments
2007	$1,608
2008	$1,569
2009	$1,640
2010	$1,637
2011	$1,749
2012-2016	$9,179

The Company also sponsors a defined contribution plan which provides voluntary employee contributions and, matching and discretionary employer contributions. Aggregate defined contribution plan expenses were approximately $1,639 in 2006, which included $778 in discretionary employer contributions, $1,217 in 2005, which included $705 in discretionary employer contributions and $1,497 in 2004, which included $1,029 in discretionary employer contributions.

11. - Lease Obligations

The Company has capital lease commitments for buildings, machinery and equipment. Assets recorded under capital lease agreements included in property, plant and equipment consist of the following:

	December 31
	2006	2005
Buildings and improvements	$-	$969
Machinery and equipment	637	765
Gross assets under capital lease	637	1,734
Accumulated amortization	253	626
Net assets under capital lease	$384	$1,108

Amortization of assets recorded under capital leases is included with depreciation expense. Future minimum annual rentals are: 2007 — $130; 2008 — $53; 2009 — $0; 2010 — $0; and thereafter — $0. The amount representing interest is $3. Amounts payable in 2007 are included in current portion of long-term debt and amounts payable in 2008 are included in other long-term debt.

The Company leases certain office and warehouse facilities and equipment under operating leases. Certain of these operating leases provide the Company with a renewal option after the initial lease term. Rental expense was recognized on a straight-line basis over the lease term in accordance with FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, was approximately $3,673 in 2006, $3,665 in 2005, and $1,893 in 2004.

The increase in rental expense in 2005 as compared to 2004 was due to the opening of the Tulsa facility. The initial lease term of this facility is 15 years beginning January 1, 2005 with a minimum lease commitment of $20,942. The Company has the option to renew the lease for two additional five year terms. The first 18 months of the lease was a rent holiday.

All leasehold improvements are being amortized over the original lease term. Future non-cancelable minimum lease commitments under these agreements that have an original or existing term in excess of one year as of December 31, 2006 are as follows: 2007 — $3,070; 2008 — $2,900; 2009 — $2,582; 2010 — $2,521; 2011 — $2,514;and thereafter — $15,973.

12. - Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following:

	Year ended December 31
	2006	2005	2004
Current:
Federal	$-	$-	$-
State and local	486	56	24
Foreign	3,876	2,929	3,630
	4,362	2,985	3,654
Deferred:
Federal	(3,317)	(5,443)	(3,355)
State and local	(157)	(575)	270
Foreign	9	642	(92)
	(3,465)	(5,376)	(3,177)
Total income tax provision	$897	$(2,391)	$477

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2006	2005
Deferred tax assets:
NOL and AMT carryforward	$10,672	$10,607
Accrued vacation	664	601
Employee benefits	3,205	2,494
Other accruals	1,821	3,039
Inventory	1,949	2,037
Total deferred tax assets	18,311	18,778
Deferred tax liabilities:
Tax over book depreciation	9,908	11,068
Tax over book amortization	2,930	2,834
Foreign leased property	319	339
Debt financing costs	-	-
Other	350	76
Total deferred tax liabilities	13,507	14,317
Net deferred tax assets	$4,804	$4,461

As of December 31, 2006 and 2005 the Company had net U.S. federal operating loss (NOL) carry $28,627 and $27,527, respectively. The NOL carryforwards expire beginning in 2023. At December 31, 2006 and 2005, the Company had alternative minimum tax (AMT) credit carryforwards of $972, respectively for both years. The AMT carryforwards have no date of expiration.

Although the Company is in a net deferred tax asset position at December 31, 2006, it has been determined that a valuation allowance is not required. SFAS No. 109, Accounting for Income Taxes, (SFAS 109) provides certain guidelines to follow in making the determination of the need for a valuation allowance. The Company must show that taxable income is available for future periods sufficient to realize the benefits of temporary differences and carryforwards to not record an allowance. The Company has subsequently announced the sale of the powdered metal segment, which along with the reversal of depreciation book - tax differences will enable the Company to realize the aforementioned tax benefits. The sale and reversal of deferred liabilities are acceptable sources of taxable income recognized under SFAS 109 and, therefore, the Company has determined that no valuation allowance is necessary as of December 31, 2006.

The provision for income taxes from continuing operations differs from the amounts computed by applying the federal statutory rate as follows:

	December 31
	2006	2005	2004
Income tax (benefit) expense at federal statutory rate	$(377)	$(2,793)	$(662)
State and local tax, net of federal tax benefit	213	(335)	191
Nondeductible intangible amortization	38	38	53
Taxes on foreign income which differ from United States statutory rate	759	595	505
Foreign tax withholding	201	183	294
Adjustment to worldwide tax accrual and other	63	(79)	96
Provision for (benefit from) income taxes	$897	$(2,391)	$477

The following table illustrates the domestic and foreign components of the Company’s income (loss) from continuing operations before income taxes:

	Year ended December 31
	2006	2005	2004
(Loss) income from continuing operations before income taxes:
Domestic	$(9,432)	$(15,988)	$(9,159)
Foreign	8,355	8,013	7,284
As reported	$(1,077)	$(7,975)	$(1,875)

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $22,056 and $16,944 at December 31, 2006 and 2005. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. The Company cannot determine in any practical manner the amount of income tax liability that would result if such earnings would be repatriated. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, which may be offset by foreign tax credits, and withholding taxes payable to various foreign countries.

On January 17, 2007, the FASB affirmed its previous decision to make FIN 48 effective for fiscal years beginning after December 15, 2006. Accordingly, FIN 48 is effective for Hawk Corporation and its subsidiaries for the year beginning January 1, 2007. The Company does not expect the interpretation to have a material impact on its results from operations or financial position.

13. - Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed as follows:

	Year Ended December 31
	2006	2005	2004
(Loss) income from continuing operations, after income taxes	$(1,974)	$(5,584)	$(2,352)
Less: Preferred stock dividends	150	148	150
(Loss) income from continuing operations, after income taxes available to common shareholders	$(2,124)	$(5,732)	$(2,502)

Net income (loss)	$2,969	$(1,344)	$1,141
Less: Preferred stock dividends	150	148	150
Net income (loss) available to common shareholders	$2,819	$(1,492)	$991

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	8,993	8,869	8,691
Diluted:
Basic weighted average shares outstanding	8,993	8,869	8,691
Dilutive effect of stock options (1)	521	-	281
Diluted weighted average shares outstanding	9,514	8,869	8,972

Earnings (loss) per share:
Basic (loss) earnings from continuing operations, after income taxes	$(0.24)	$(0.65)	$(0.29)
Discontinued operations	0.55	0.48	0.40
Net earnings (loss) per basic share	$0.31	$(0.17)	$0.11

Diluted (loss) earnings from continuing operations, after income taxes	$(0.22)	$(0.65)	$(0.29)
Discontinued operations	0.52	0.48	0.40
Net earnings (loss) per diluted share	$0.30	$(0.17)	$0.11

(1) All outstanding stock options at December 31, 2005 are antidilutive.

14. - Related Parties

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

15. - Business Segments

The Company operates in two business segments: friction products and performance racing. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

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

Information by segment is as follows:

	Year ended December 31
	2006	2005	2004
Net sales to external customers:
Friction products	$199,915	$167,059	$148,242
Performance racing	12,135	14,799	14,317
Consolidated	$212,050	$181,858	$162,559

Depreciation and amortization: (1)
Friction products	$7,055	$6,955	$6,792
Performance racing	241	229	210
Consolidated	$7,296	$7,184	$7,002

Gross profit:
Friction products	$45,571	$33,661	$36,468
Performance racing	1,816	3,000	3,436
Consolidated	$47,387	$36,661	$39,904

Income (loss) from operations:
Friction products	$16,290	$3,203	$10,526
Performance racing	(6,389)	(756)	439
Consolidated	$9,901	$2,447	$10,965

Capital Expenditures: (including capital leases):
Friction products	$7,894	$7,482	$9,126
Performance racing	176	285	188
Consolidated	$8,070	$7,767	$9,314

	December 31
	2006	2005
Total assets:	(dollars in thousands)
Friction products	$134,378	$124,318
Performance racing	7,563	12,580
Continuing operations	141,941	136,898
Discontinued operations	87,313	89,101
Consolidated	$229,254	$225,999
____________

(1)
Depreciation and amortization outlined in this table does not include deferred financing amortization of $437 in 2006, $435 in 2005, and $387 in 2004, which is included in Interest expense on the Statement of Operations.

Geographic information for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006			2005			2004
	Domestic Operations	Foreign Operations	Total	Domestic Operations	Foreign Operations	Total	Domestic Operations	Foreign Operations	Total
	(In thousands)
Net sales	$147,525	$64,525	$212,050	$126,863	$54,995	$181,858	$114,385	$48,174	$162,559
Income from operations	1,470	8,431	9,901	(6,621)	9,068	2,447	3,537	7,428	10,965
Discontinued operations, net of tax	4,744	199	4,943	4,558	(318)	4,240	3,670	(177)	3,493
Net (loss) income	(1,708)	4,677	2,969	(6,091)	4,747	(1,344)	(2,019)	3,160	1,141
Total assets of continuing operations	$91,364	$50,577	$141,941	$98,905	$37,993	$136,898	$99,078	$35,616	$134,694

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

Reconciliation of Adjusted income from operations to Income from operations determined in accordance with GAAP:

	Years ended
	2006	2005	2004
Income (loss) from operations - Friction products:	$16,290	$3,203	$10,526
Restructuring costs	-	5,464	1,117
Employee benefit curtailment (income) expense	-	(424)	-
Loan forgiveness costs	-	996	659
Adjusted income from operations – Friction products	$16,290	$9,239	$12,302

(Loss) income from operations - Performance racing:	$(6,389)	$(756)	$439
Goodwill Impairment	4,465	-	-
Loan forgiveness costs	-	104	73
Adjusted (loss) income from operations – Performance racing	$(1,924)	$(652)	$512

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

The following supplemental consolidating condensed financial statements present:

•
Consolidating condensed balance sheets as of December 31, 2006 and December 31, 2005, consolidating condensed statements of operations for the years ended December 31, 2006, 2005 and 2004 and consolidating condensed statements of cash flows for the years ended December 31, 2006, 2005 and 2004.

•
Hawk Corporation (Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries consisting of the Company's subsidiaries in Canada, Italy, and China with their investments in subsidiaries accounted for using the equity method.

•	Elimination entries necessary to consolidate the financial statements of the Parent and all of its subsidiaries
     The Company does not believe that separate financial statements of the Guarantor Subsidiaries provide material additional information to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented. The Bank Facility contains covenants with respect to the Company and its subsidiaries that, among other things, would prohibit the payment of dividends to the Company by the subsidiaries (including Guarantor Subsidiaries) in the event of a default under the terms of the Bank Facility. The indenture governing the Senior Notes permits the payment of any dividends to the Company by the subsidiaries (including Guarantor Subsidiaries) provided that no event of default has occurred under the terms of the indenture.

Supplemental Consolidating Condensed
Balance Sheet

	December 31, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$500	$55	$5,622	$-	$6,177
Accounts receivable, net	-	14,500	20,002	-	34,502
Inventories, net	(762)	27,431	12,862	(641)	38,890
Deferred income taxes	2,202	1	269	-	2,472
Taxes receivable	-	-	-	-	-
Other current assets	1,678	680	2,250	(1)	4,607
Assets held for sale	-	-	-	-	-
Assets of discontinued operations	-	84,221	3,147	(55)	87,313
Total current assets	3,618	126,888	44,152	(697)	173,961
Investment in subsidiaries	793	-	-	(793)	-
Inter-company advances, net	-	12,250	(12,258)	8	-
Property, plant and equipment, net	-	29,355	10,054	-	39,409
Other assets:
Goodwill and other intangible assets	-	7,884	-	-	7,884
Other	4,713	3,017	270	-	8,000
Total other assets	4,713	10,901	270	-	15,884
Total assets	$9,124	$179,394	$42,218	$(1,482)	$229,254
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$(584)	$10,653	$12,954	$-	$23,023
Accrued compensation	1,463	3,352	1,863	-	6,678
Accrued interest	4,858	(1)	-	-	4,857
Accrued taxes	1,671	205	876	(194)	2,558
Other accrued expenses	946	4,112	1,118	-	6,176
Short-term debt	-	-	980	-	980
Current portion of long-term debt	-	-	127	-	127
Liabilities of discontinued operations	-	12,335	477	(17)	12,795
Total current liabilities	8,354	30,656	18,395	(211)	57,194
Long-term liabilities:
Long-term debt	110,000	-	53	-	110,053
Deferred income taxes	-	-	1,025	-	1,025
Other	305	10,427	3,521	-	14,253
Inter-company advances, net	(177,580)	167,409	10,637	(466)	-
Total long-term liabilities	(67,275)	177,836	15,236	(466)	125,331
Shareholders’ equity	68,045	(29,098)	8,587	(805)	46,729
Total liabilities and shareholders’ equity	$9,124	$179,394	$42,218	$(1,482)	$229,254

Supplemental Consolidating Condensed
Balance Sheet

	December 31, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$-	$39	$6,722	$-	$6,761
Accounts receivable, net	-	13,020	9,949	-	22,969
Inventories, net	(716)	28,049	10,305	(518)	37,120
Deferred income taxes	4,112	-	318	-	4,430
Taxes receivable	-	-	-	-	-
Other current assets	1,605	1,419	1,805	(117)	4,712
Assets held for sale	-	1,644	-	-	1,644
Current assets of discontinued operations	-	23,063	4,550	(49)	27,564
Total current assets	5,001	67,234	33,649	(684)	105,200
Investment in subsidiaries	793	-	-	(793)	-
Inter-company advances, net	(800)	878	(86)	8	-
Property, plant and equipment, net	-	29,335	8,139	-	37,474
Other assets:
Goodwill and other intangible assets	286	12,558	-	-	12,844
Other	916	7,131	897	-	8,944
Long-term assets of discontinued operations	-	59,719	1,818	-	61,537
Total other assets	1,202	79,408	2,715	-	83,325
Total assets	$6,196	$176,855	$44,417	$(1,469)	$225,999
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$(229)	$13,159	$9,230	$-	$22,160
Accrued compensation	286	2,394	1,778	-	4,458
Accrued interest	4,863	-	32	-	4,895
Accrued taxes	603	159	37	(157)	642
Other accrued expenses	1,203	3,475	589	-	5,267
Short-term debt	-	-	1,362	-	1,362
Current portion of long-term debt	-	-	142	-	142
Current liabilities of discontinued operations	-	10,577	3,939	(15)	14,501
Total current liabilities	6,726	29,764	17,109	(172)	53,427
Long-term liabilities:
Long-term debt	115,041	-	162	-	115,203
Deferred income taxes	-	-	885	-	885
Other	-	11,553	3,479	-	15,032
Long-term liabilities of discontinued operations	-	712	24	-	736
Inter-company advances, net	(183,102)	173,699	9,885	(482)	-
Total long-term liabilities	(68,061)	185,964	14,435	(482)	131,856
Shareholders’ equity	67,531	(38,873)	12,873	(815)	40,716
Total liabilities and shareholders’ equity	$6,196	$176,855	$44,417	$(1,469)	$225,999

Supplemental Consolidating Condensed
Statement of Operations

	Year ended December 31, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$150,577	$73,419	$(11,946)	$212,050
Cost of sales	26	118,000	58,583	(11,946)	164,663
Gross profit	(26)	32,577	14,836	-	47,387
Operating expenses:
Selling, technical and administrative expenses	713	25,407	6,406	-	32,526
Goodwill Impairment	-	4,465	-	-	4,465
Amortization of intangibles	-	495	-	-	495
Total operating expenses	713	30,367	6,406	-	37,486
(Loss) income from operations	(739)	2,210	8,430	-	9,901
Interest income (expense), net	3,566	(14,693)	43	-	(11,084)
Income from equity investee	2,622	4,675	-	(7,297)	-
Other (expense) income, net	(26)	446	(314)	-	106
Income (loss) from continuing operations, before income taxes	5,423	(7,362)	8,159	(7,297)	(1,077)
Income tax provision (benefit)	2,454	(5,240)	3,683	-	897
Income (loss) from continuing operations, after income taxes	2,969	(2,122)	4,476	(7,297)	(1,974)
Discontinued operations, net of tax	-	4,744	199	-	4,943
Net income	$2,969	$2,622	$4,675	$(7,297)	$2,969

Supplemental Consolidating Condensed
Statement of Operations

	Year ended December 31, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$128,764	$63,765	$(10,671)	$181,858
Cost of sales	-	106,659	49,209	(10,671)	145,197
Gross profit	-	22,105	14,556	-	36,661
Operating expenses:
Selling, technical and administrative expenses	1,005	22,459	5,488	-	28,952
Restructuring costs	-	4,962	-	-	4,962
Employee benefit curtailment	-	(424)	-	-	(424)
Amortization of intangibles	-	724	-	-	724
Total operating expenses	1,005	27,721	5,488	-	34,214
(Loss) income from operations	(1,005)	(5,616)	9,068	-	2,447
Interest income (expense), net	3,577	(14,035)	(64)	-	(10,522)
(Loss) income from equity investee	(2,394)	4,744	-	(2,350)	-
Other (expense) income, net	(34)	679	(545)	-	100
Income (loss) from continuing operations before income taxes	144	(14,228)	8,459	(2,350)	(7,975)
Income tax provision (benefit)	1,488	(7,276)	3,397	-	(2,391)
(Loss) income from continuing operations, after income taxes	(1,344)	(6,952)	5,062	(2,350)	(5,584)
Discontinued operations, net of tax	-	4,558	(318)	-	4,240
Net (loss) income	$(1,344)	$(2,394)	$4,744	$(2,350)	$(1,344)

Supplemental Consolidating Condensed
Statement of Operations

	Year ended December 31, 2004
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$117,491	$55,891	$(10,823)	$162,559
Cost of sales	42	90,049	43,387	(10,823)	122,655
Gross profit	(42)	27,442	12,504	-	39,904
Operating expenses:
Selling, technical and administrative expenses	406	21,614	5,078	-	27,098
Restructuring costs	-	1,117	-	-	1,117
Amortization of intangibles	-	724	-	-	724
Total operating expenses	406	23,455	5,078	-	28,939
(Loss) income from operations	(448)	3,987	7,426	-	10,965
Interest income (expense), net	3,666	(13,760)	(71)	-	(10,165)
Exchange offer costs	(1,464)	(967)	-	-	(2,431)
Income from equity investee	748	3,160	-	(3,908)	-
Other (expense) income, net	(172)	702	(774)	-	(244)
Income (loss) from continuing operations before income taxes	2,330	(6,878)	6,581	(3,908)	(1,875)
Income tax provision (benefit)	1,189	(3,956)	3,244	-	477
(Loss) income from continuing operations, after income taxes	1,141	(2,922)	3,337	(3,908)	(2,352)
Discontinued operations, net of tax	-	3,670	(177)	-	3,493
Net income (loss)	$1,141	$748	$3,160	$(3,908)	$1,141

Supplemental Consolidating Condensed
Cash Flows Statement

	Year ended December 31, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$5,015	$(951)	$1,395	$-	$5,459
Net cash provided by operating activities of discontinued operations	-	9,072	1,182	-	10,254
Cash flows from investing activities:
Purchases of property, plant and equipment	-	(5,017)	(3,053)	-	(8,070)
Proceeds from sale of property, plant and equipment	-	1,633	-	-	1,633
Net cash used in investing activities of continuing operations	-	(3,384)	(3,053)	-	(6,437)
Net cash used in investing activities of discontinued operations	-	(4,550)	(635)	-	(5,185)
Cash flows from financing activities:
Proceeds from short-term debt	-	-	444	-	444
Payments on short-term debt	-	-	(833)	-	(833)
Proceeds from long-term debt	82,450	-	-	-	82,450
Payments on long-term debt	(87,490)	-	(121)	-	(87,611)
Stock options and issuance of treasury stock as compensation, net	675	-	-	-	675
Payments of preferred stock dividend	(150)	-	-	-	(150)
Net cash used in financing activities of continuing operations	(4,515)	-	(510)	-	(5,025)
Net cash used in financing activities of discontinued operations		(171)	(10)		(181)
Effect of exchange rate changes on cash	-	-	531	-	531
Net cash provided by (used in) continuing operations	500	(4,335)	(1,637)	-	(5,472)
Net cash provided by discontinued operations	-	4,351	537	-	4,888
Net increase (decrease) in cash and cash equivalents	500	16	(1,100)	-	(584)
Cash and cash equivalents, at beginning of period	-	39	6,722	-	6,761
Cash and cash equivalents, at end of period	$500	$55	$5,622	$-	$6,177

Supplemental Consolidating Condensed
Cash Flows Statement

	Year ended December 31, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(6,475)	$5,491	$5,232	$-	$4,248
Net cash provided by (used in) operating activities of discontinued operations	-	6,682	(472)	-	6,210
Cash flows from investing activities
Purchases of property, plant and equipment	-	(6,270)	(1,497)	-	(7,767)
Proceeds from sale or property, plant and equipment	-	92	12	-	104
Net cash used in investing activities of continuing operations	-	(6,178)	(1,485)	-	(7,663)
Net cash used in investing activities of discontinued operations	-	(5,818)	(691)	-	(6,509)
Cash flows from financing activities
Proceeds on short-term debt	-	-	871	-	871
Payment on short-term debt	-	-	(798)	-	(798)
Proceeds from long-term debt	84,093	-	-	-	84,093
Payments on long-term debt	(79,276)	(2)	(151)	-	(79,429)
Net proceeds from exercise of stock options	737	-	-	-	737
Payments of preferred stock dividends	(148)	-	-	-	(148)
Net cash provided by (used in) financing activities of continuing operations	5,406	(2)	(78)	-	5,326
Net cash (used in) provided by financing activities of discontinued operations		(169)	25		(144)
Effect of exchange rate changes on cash	-	-	(575)	-	(575)
Net cash (used in) provided by continuing operations	(1,069)	(689)	3,094	-	1,336
Net cash provided by (used in) discontinued operations	-	695	(1,138)	-	(443)
Net (decrease) increase in cash and cash equivalents	(1,069)	6	1,956	-	893
Cash and cash equivalents, at beginning of period	1,069	33	4,766	-	5,868
Cash and cash equivalents, at end of period	$-	$39	$6,722	$-	$6,761

Supplemental Consolidating Condensed
Cash Flows Statement

	Year ended December 31, 2004
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(16,576)	$7,854	$5,961	$-	$(2,761)
Net cash provided by (used in) operating activities of discontinued operations	-	8,844	(476)	-	8,368
Cash flows from investing activities:
Proceeds from sale of assets	-	546	-	-	546
Purchases of property, plant and equipment	-	(8,075)	(1,239)	-	(9,314)
Net cash used in investing activities of continuing operations	-	(7,529)	(1,239)	-	(8,768)
Net cash used in investing activities of discontinued operations	-	(8,281)	(540)	-	(8,821)
Cash flows from financing activities:
Deferred financing	(4,096)	-	-	-	(4,096)
Payments on short-term debt	-	-	(782)	-	(782)
Payments on long-term debt	-	(41)	(271)	-	(312)
Payment on Bank Facility	(13,355)	-	-	-	(13,355)
Proceeds from Bank Facility	13,575	-	-	-	13,575
Proceeds from Senior Notes	110,000	-	-	-	110,000
Payment on Old Senior Notes	(66,267)	-	-	-	(66,267)
Proceeds from Old Bank Facility	92,336	-	-	-	92,336
Payments on Old Bank Facility	(116,395)	-	-	-	(116,395)
Proceeds from exercise of stock options	679	-	-	-	679
Payments of preferred stock dividends	(150)	-	-	-	(150)
Net cash provided by (used in) financing activities of continuing operations	16,327	(41)	(1,053)	-	15,233
Net cash (used in) provided by financing activities of discontinued operations		(837)	(40)		(877)
Effect of exchange rate changes on cash	-	-	270	-	270
Net cash provided by continuing operations	(249)	284	3,939	-	3,974
Net cash (used in) provided by discontinued operations	-	(274)	(1,056)	-	(1,330)
Net (decrease) increase in cash and cash equivalents	(249)	10	2,883	-	2,644
Cash and cash equivalents, at beginning of period	1,318	23	1,883	-	3,224
Cash and cash equivalents, at end of period	$1,069	$33	$4,766	$-	$5,868

16. Summary of Quarterly Results of Operations (Unaudited)
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006	2005	2005	2005	2005
Net sales	$52,817	$53,496	$52,956	$52,781	$49,272	$49,661	$43,674	$39,251
Gross profit	9,052	11,664	14,758	11,913	13,994	13,144	6,760	2,763
Income (loss) from continuing operations	(1,496)	482	1,401	(2,361)	456	555	(2,385)	(4,210)
Discontinued operations, net of tax	1,900	1,423	703	917	1,488	1,150	692	910
Net income (loss)	$404	$1,905	$2,104	$(1,444)	$1,944	$1,705	$(1,693)	$(3,300)
Basic earnings (loss) per share:
Earnings (loss) per share from continuing operations	$(0.17)	$0.05	$0.15	$(0.26)	$0.05	$0.05	$(0.27)	$(0.47)
Discontinued operations	0.21	0.16	0.08	0.10	0.17	0.13	0.08	0.10
Net earnings (loss) per basic share	$0.04	$0.21	$0.23	$(0.16)	$0.22	$0.18	$(0.19)	$(0.37)
Diluted earnings (loss) per share:
Earnings (loss) per share from continuing operations	$(0.16)	$0.05	$0.14	$(0.26)	$0.05	$0.05	$(0.27)	$(0.47)
Discontinued operations	0.20	0.15	0.08	0.10	0.16	0.12	0.08	0.10
Net earnings (loss) per diluted share	$0.04	$0.20	$0.22	$(0.16)	$0.21	$0.17	$(0.19)	$(0.37)

Schedule II - Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
Year ended December 31, 2006:
Allowance for uncollectible accounts	$676	$683	$307	(1)	$1,052
Slow moving and obsolete inventory reserve	2,902	1,240	70	(2)	4,072

Year ended December 31, 2005:
Allowance for uncollectible accounts	$483	$424	$231	(1)	$676
Slow moving and obsolete inventory reserve	2,244	1,099	441	(2)	2,902

Year ended December 31, 2004:
Allowance for uncollectible accounts	$253	$364	$134	(1)	$483
Slow moving and obsolete inventory reserve	2,251	617	624	(2)	2,244

(1)	Uncollectible accounts written off, net of recoveries.
(2)	Inventory items written off against the reserve account

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of December 31, 2006, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Vice President - Finance. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Vice President - Finance each concluded that our disclosure controls and procedures are effective.

Changes in Internal Control. There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that we judged to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in connection with our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, we identified internal control deficiencies at some of our facilities in the areas of logical access to information systems and applications and segregation of duties. In the first quarter of 2007, we implemented supplemental controls to our current procedures over logical access to remediate the internal control deficiencies identified. The Company continues to address segregation of duties at the identified facilities.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the Registrant’s definitive Proxy Statement relating to its 2007 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Structure and Practices of the Board of Directors,” “Executive Officers” “Section 16(a) Beneficial Ownership Reporting Compliance and "Code of Business Conduct and Ethics".” This Proxy Statement will be filed with the SEC prior to April 30, 2007.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee interlocks and Insider Participation” in the Proxy Statement and is incorporated herein by reference. This Proxy Statement will be filed with the SEC prior to April 30, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required with respect to security ownership of certain beneficial owners is set forth under the caption "Principal stockholders,” and “Equity Compensation Plan Information at December 31, 2006" in the Company's definitive Proxy Statement to be filed on or about April 30, 2007, and is incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption “Certain Relationships and Related Transactions” and “Director Independence” in the Proxy Statement and is incorporated herein by reference. This Proxy Statement will be filed with the SEC prior to April 30, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is contained under the caption “Audit Committee Report — Principal Accountant Fees and Services” in the Proxy Statement and is incorporated herein by reference. This Proxy Statement will be filed with the SEC prior to April 30, 2007.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

1.	The following consolidated financial statements of Hawk Corporation are filed as part of this report under Item 8 - Financial Statements and Supplementary Data:

(i) Consolidated Balance Sheets at December 31, 2006 and 2005

(ii) Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

(iii) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004

(iv) Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

(v) Notes to Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004

2.	Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004

All other financial schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

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

4.6	Form of 8 3/4% Senior Exchange Note due 2014 (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-120991))

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

10.6
Form of Intellectual Property Security Agreement, dated as of August 10, 2001, by and between the Company and each of the following subsidiaries of the Company: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp. (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed with the Securities and Exchange Commission)

10.7
Credit and Security Agreement, dated November 1, 2004, among Hawk Corporation, Allegheny Clearfield, Inc., Friction Products Co., Hawk MIM, Inc., Hawk Motors, Inc., Hawk Precision Components, Inc., Helsel, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., Sinterloy Corporation, S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Tex Racing Enterprises, Inc., Wellman Products Group, Inc., and Wellman Products, LLC, as Borrowers, and KeyBank National Association, as Administrative Agent and LC Issuer (Incorporated by reference to the Company’s Form 8-K, dated November 1, 2004, as filed with the Securities and Exchange Commission)

10.8
Amendment No. 1 to Credit and Security Agreement made as of August 31, 2006 among Hawk Corporation, Allegheny Clearfield, Inc., Friction Products Co., Hawk MIM, Inc., Hawk Motors, Inc., Hawk Precision Components Group, Inc., Helsel, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., Sinterloy Corporation, S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Tex Racing Enterprises, Inc., Wellman Products Group, Inc., and Wellman Products, LLC, as borrowers, the Lenders listed on the signature pages thereto, and KeyBank National Association, as Administrative Agent and LC Issuer (Incorporated by reference to the Company’s Form 8-K as filed on September 1, 2006 with the Securities and Exchange Commission)

10.9
Amendment No. 2 to Credit and Security Agreement made as of August 31, 2006 among Hawk Corporation, Allegheny Clearfield, Inc., Friction Products Co., Hawk MIM, Inc., Hawk Motors, Inc., Hawk Precision Components Group, Inc., Helsel, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., Sinterloy Corporation, S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Tex Racing Enterprises, Inc., Wellman Products Group, Inc., and Wellman Products, LLC, as borrowers, the Lenders listed on the signature pages thereto, and KeyBank National Association, as Administrative Agent and LC Issuer (Incorporated by reference to the Company’s Form 8-K as filed on February 8, 2007 with the Securities and Exchange Commission)

10.10
Form of Pledge and Security Agreement — Borrower in favor of KeyBank National Association (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission)

10.11
Form of Collateral Assignment of Security Interest in Trademarks and Licenses, dated as of November 1, 2004, among Hawk Corporation and the other Grantors named therein and KeyBank National Association (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission)

10.12
Form of Collateral Assignment of Security Interest in Patents and Patent Applications, dated as of November 1, 2004, among Hawk Corporation and the other Grantors named therein and KeyBank National Association (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission)

10.13
Form of Collateral Assignment of Security Interest in Copyrights, dated as of November 1, 2004, among Hawk Corporation and the other Grantors named therein and KeyBank National Association (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission)

10.14
Form of Limited License Agreement (Borrower) in favor of KeyBank National Association (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission)

10.15
Depositary Agreement appointing HSBC Bank USA, National Association, as exchange agent (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-120991))

10.16
Amended and Restated Common Stock Selling Plan of Norman C. Harbert pursuant to Rule 10b5-1 of the Securities Exchange Act of 1934, dated March 22, 2006 (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2005 as filed with the Securities and Exchange Commission)

10.17	Notice of Termination of Amended and Restated Sales Plan, dated March 22, 2006, between Norman C. Harbert and Northern Trust Securities, Inc.

10.18
Amended and Restated Employment Agreement, dated as of December 31, 2001, by and among the Company, Friction Products Co. and Ronald E. Weinberg (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001 as filed with the Securities and Exchange Commission)

10.19
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of March 3, 2004, by and among the Company, Friction Products Co. and Ronald E. Weinberg (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission)

10.20
Amended and Restated Wage Continuation Agreement, dated as of December 31, 2001, by and among the Company, Friction Products Co. and Norman C. Harbert (Incorporated by reference to the Company’s Form 10-K for the quarterly period ended December 31, 2001 as filed with the Securities and Exchange Commission)

10.21
Senior Advisor Agreement, dated as of October 18, 2005 by and between the Company and Norman C. Harbert (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission)

10.22
Employment Agreement, dated August 14, 2006, by and between Hawk Corporation and Joseph J. Levanduski (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission)

10.23
Amendment to Agreements, dated November 10, 2006, between Hawk Corporation and Joseph J. Levanduski (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission)

10.24
Employment Agreement, dated August 14, 2006, by and between Wellman Products Group, Inc. and B. Christopher DiSantis (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission)

10.25
Amendment to Agreements, dated November 10, 2006, among Hawk Corporation, Wellman Products Group, Inc. and B. Christopher DiSantis (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission)

10.26
Form of Change in Control Agreement among Hawk and certain executive officers (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission)

10.27
Agreement, Release and Waiver between Steven J. Campbell and Hawk Corporation dated January 23, 2007 (Incorporated by reference to the Company’s Form 8-K as filed on January 30, 2007 with the Securities and Exchange Commission)

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

Date: March 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Ronald E. Weinberg	Chairman of the Board, Chief Executive	March 23, 2007
Ronald E. Weinberg	Officer, President and Director
(principal executive officer)

/s/ Norman C. Harbert	Chairman Emeritus,	March 23, 2007
Norman C. Harbert	Founder and Director

/s/ Joseph J. Levanduski	Chief Financial Officer	March 23, 2007
Joseph J. Levanduski	(principal financial and accounting officer)

/s/ Byron S. Krantz	Secretary and Director	March 23, 2007
Byron S. Krantz

/s/ Paul R. Bishop	Director	March 23, 2007
Paul R. Bishop

/s/ Jack F. Kemp	Director	March 23, 2007
Jack F. Kemp

/s/ Dan T. Moore, III	Director	March 23, 2007
Dan T. Moore, III

/s/ Andrew T. Berlin	Director	March 23, 2007
Andrew T. Berlin