Form 10-Q
period 2007-03-31
HAWK CORP
filed 2007-05-14
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 1, 2007, the Registrant had the following number of shares of common stock outstanding:

Class A Common Stock, $0.01 par value:	9,018,100
Class B Common Stock, $0.01 par value:	None (0)

As used in this Form 10-Q, the terms “Company,” “Hawk,” “Registrant,” “we,” “us,” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of March 31, 2007.

HAWK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	March 31	December 31
	2007	2006
	(Unaudited)	(Note A)
Assets
Current assets:
Cash and cash equivalents	$45,012	$6,177
Marketable securities - held to maturity	45,193	-
Accounts receivable, less allowance of $1,034 in 2007 and $1,052 in 2006	40,218	34,502
Inventories:
Raw materials	12,538	14,180
Work-in-process	15,194	13,599
Finished products	10,450	11,111
Total inventories	38,182	38,890
Deferred income taxes	2,380	2,472
Other current assets	4,271	4,607
Current assets of discontinued operations	-	87,313
Total current assets	175,256	173,961

Property, plant and equipment:
Land and improvements	511	510
Buildings and improvements	14,536	14,406
Machinery and equipment	82,217	81,397
Furniture and fixtures	8,253	8,087
Construction in progress	3,408	2,846
	108,925	107,246
Less accumulated depreciation	69,720	67,837
Total property, plant and equipment	39,205	39,409

Other assets:
Finite-lived intangible assets	7,703	7,884
Deferred income taxes	788	3,357
Other	4,256	4,643
Total other assets	12,747	15,884
Total assets	$227,208	$229,254

	March 31	December 31
	2007	2006
	(Unaudited)	(Note A)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$22,802	$23,023
Accrued compensation	5,153	6,678
Accrued interest	2,414	4,857
Accrued taxes	3,222	2,558
Other accrued expenses	6,588	6,176
Short-term debt	980	980
Current portion of long-term debt	121	127
Current liabilities of discontinued operations	-	12,795
Total current liabilities	41,280	57,194

Long-term liabilities:
Long-term debt	110,028	110,053
Deferred income taxes	1,040	1,025
Pension liabilities	4,728	4,727
Other accrued expenses	10,143	9,526
Total long-term liabilities	125,939	125,331

Shareholders' equity
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; 9,013,657 and 9,016,878 outstanding in 2007 and 2006, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized none issued or outstanding	-	-
Additional paid-in capital	53,600	53,492
Retained earnings (deficit)	10,723	(2,026)
Accumulated other comprehensive loss	(2,983)	(3,467)
Treasury stock, at cost, 174,093 and 170,872 shares in 2007 and 2006, respectively	(1,444)	(1,363)
Total shareholders' equity	59,989	46,729
Total liabilities and shareholders' equity	$227,208	$229,254

Note A: The consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements (unaudited).

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, except per share data)

	(Unaudited)
	Three Months Ended March 31
	2007	2006
Net sales	$58,167	$52,817
Cost of sales	43,196	43,765
Gross profit	14,971	9,052

Operating expenses:
Selling, technical and administrative expenses	9,441	8,788
Amortization of finite-lived intangible assets	181	124
Total operating expenses	9,622	8,912
Income from operations	5,349	140

Interest expense	(2,560)	(2,807)
Interest income	741	9
Other income (expense), net	110	95
Income (loss) from continuing operations, before income taxes	3,640	(2,563)

Income tax provision (benefit)	1,592	(1,067)

Income (loss) from continuing operations, after income taxes	2,048	(1,496)
Income from discontinued operations, net of tax of $2,770 in 2007, and $1,371 in 2006	10,738	1,900

Net income	$12,786	$404

Earnings per share:
Basic earnings per share:
Income (loss) from continuing operations, after income taxes	$0.22	$(0.17)
Discontinued operations, after income taxes	1.19	0.21
Net earnings per basic share	$1.41	$0.04

Diluted earnings per share:
Income (loss) from continuing operations, after income taxes	$0.21	$(0.16)
Discontinued operations, after income taxes	1.15	0.20
Net earnings per diluted share	$1.36	$0.04

Average shares outstanding - basic	9,021	8,948

Average shares and equivalents outstanding - diluted	9,386	9,513

See notes to consolidated financial statements (unaudited).

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Three Months Ended March 31
	2007	2006
Cash flows from operating activities
Net income	$12,786	$404
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations, net of tax	1,016	(1,900)
Gain on sale of discontinued operations, net of tax	(11,754)	-
Depreciation and amortization	2,059	1,886
Deferred income taxes	2,665	(141)
Amortization of discount on held to maturity securities	(202)	-
Loss on sale or disposal of fixed assets	11	9
Changes in operating assets and liabilites:
Accounts receivable	(5,392)	(8,198)
Inventories	849	(2,156)
Other assets	626	1,470
Accounts payable	743	5,327
Accrued expenses	(2,843)	(787)
Other liabilities and other	557	(1,365)
Net cash provided by (used in) operating activities of continuing operations	1,121	(5,451)
Net cash (used in) provided by operating activities of discontinued operations	(6,944)	891

Cash flows from investing activities
Proceeds from sale of discontinued operations	93,354	-
Purchases of held to maturity securities	(44,991)	-
Purchases of property, plant and equipment	(2,563)	(2,640)
Proceeds from sale of property, plant and equipment	-	4
Net cash provided by (used in) investing activities of continuing operations	45,800	(2,636)
Net cash used in investing activities of discontinued operations	(1,140)	(1,266)

Cash flows from financing activities
Proceeds from short-term debt	-	277
Payments on short-term debt	(6)	(255)
Proceeds from long-term debt	10,964	26,624
Payments on long-term debt	(10,989)	(16,438)
Stock options and issuance of treasury stock as compensation, net	142	344
Stock repurchase	(115)	-
Payments of preferred stock dividends	(37)	(38)
Net cash (used in) provided by financing activities of continuing operations	(41)	10,514
Net cash used in financing activities of discontinued operations	(14)	(41)
Effect of exchange rate changes on cash	53	59
Net cash provided by continuing operations	46,933	2,486
Net cash used in discontinued operations	(8,098)	(416)
Net increase in cash and cash equivalents	38,835	2,070
Cash and cash equivalents at beginning of period	6,177	6,761
Cash and cash equivalents at end of period	$45,012	$8,831

See notes to consolidated financial statements (unaudited).

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2007
(In Thousands, except share data)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (Company) for the year ended December 31, 2006.

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

Certain amounts have been reclassified to conform to the 2007 reporting presentation.

2. Intangible Assets

The components of finite-lived intangible assets are as follows:

	March 31, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Product certifications	$20,820	$13,117	$7,703	$20,820	$12,936	$7,884
Other intangible assets	2,575	2,575	-	2,575	2,575	-
	$23,395	$15,692	$7,703	$23,395	$15,511	$7,884

Product certifications were acquired and valued based on the acquired company’s position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

The Company estimates that amortization expense for finite-lived intangible assets for each of the next five years will be $727 in 2007, $590 in 2008, and $553 for fiscal years 2009 through 2011. The weighted average amortization period for product certifications is 30 years.

3. Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended March 31
	2007	2006
Net income	$12,786	$404
Amortization of prior service cost, net loss and transition obligation	150	-
Foreign currency translation income	334	257
Comprehensive income	$13,270	$661

4. Inventories

Inventories are stated at the lower of cost or market. Cost includes materials, labor and overhead and is determined by the first-in, first-out (FIFO) method.

5. Stock Compensation Plan

On January 1, 2006 the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (SFAS 123R), using the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. This method also requires that prior periods not be restated. The Company’s stock compensation plans provide for the granting of up to 1,400,000 shares of common stock of the Company. Options generally vest over a five year period after the grant date and expire no more than ten years after the grant date. Prior to the adoption of SFAS 123R, the Company used the intrinsic-value based method to account for stock options and made no charges against earnings with respect to options granted.

The Company recognized $76 and $47 of compensation expense for the three month period ended March 31, 2007 and 2006 respectively. Net cash proceeds from the exercise of stock options were $25 and $258 for the three months ended March 31, 2007 and 2006, respectively. The intrinsic value of stock options exercised was $28 for the three months ended March 31, 2007. As of March 31, 2007 there was $472 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements under the Company’s stock compensation plans. The remaining cost is expected to be recognized over the next 4.75 years.

Stock-based option activity during the three months ended March 31, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	925,673	$5.73
Granted	-	-
Exercised	(4,900)	5.05
Forfeited or expired	(71,880)	7.43

Options outstanding at March 31, 2007	848,893	$5.59	4.8 yrs.	$4,744

Exercisable at March 31, 2007	720,093	$4.95	4.2 yrs.	$3,566

In conjunction with the sale of the Company’s precision components segment, 96,678 outstanding vested options were accounted for as terminated as of the date of the transaction. Under the termination provision of the plans, the affected employees had 90 days to exercise these outstanding vested option shares. As of April 30, 2007, all of those vested options were exercised. Additionally, 49,080 options which were not vested as of the date of the transaction were accounted for as forfeited and are available for future grants in accordance with the provisions of the plans.

On February 21, 2007 we recognized $40 in compensation expense in conjunction with the issuance of a total of 3,744 shares of Hawk Corporation Class A common stock to our nonemployee directors as part of their annual remuneration package. This stock issued to the directors is fully vested when received by them. The value of the stock was determined based on the closing market price of the stock on the American Stock Exchange on the day prior to issuance.

6. Discontinued Operations

During the fourth quarter of 2006, the Company made a strategic decision to focus its corporate resources on the friction products business and committed to a plan to sell its precision components segment, with operations in the United States and China. This segment manufactured a variety of powder metal and metal injected molded precision components used in industrial, consumer and other applications, such as pumps, motors and transmissions, lawn and garden equipment, appliances, small hand tools and telecommunications equipment. The sale of the precision components segment closed in the first quarter of 2007 and the Company received a preliminary purchase price of $94.2 million. Pursuant to the terms of the sales agreement, the purchase price will be adjusted to reflect the actual net working capital at the closing date after contractually agreed upon audit periods. At March 31, 2007, the Company has computed a preliminary purchase price adjustment and has recorded a liability of $268 in Other accrued expenses in the Consolidated Balance Sheet. The Company does not expect the final adjustment to be materially different.

During the first quarter of 2007, the Company reported a gain on sale of the precision components segment of $15,023 ($11,754 net of tax). This gain is reported in Income from discontinued operations, net of tax in the Consolidated Statement of Income for the three months ended March 31, 2007. The gain on sale contributed $1.30 to basic earnings per share and $1.25 to diluted earnings per share for the three months ended March 31, 2007.

On March 29, 2006, the Company entered into an agreement to sell the Monterrey, Mexico facility which was finalized in the fourth quarter of 2006. The Company received $100 in cash and a note receivable of $1,200 for the inventory and certain other assets of this facility, and recognized no gain or loss on the transaction. The note receivable is recorded in Other long-term assets in the Consolidated Balance Sheet at March 31, 2007 and December 31, 2006. There are no remaining assets or liabilities of the motor segment classified as discontinued operations in the December 31, 2006 balance sheet or in the balance sheet of any subsequent period.

Operating results from discontinued operations are summarized as follows:

	Three Months Ended
	March 31
	2007	2006
Net sales	$7,277	$28,002

Income from discontinued operations, before income taxes	$13,508	$3,271
Income tax expense	2,770	1,371
Income from discontinued operations, net of tax	$10,738	$1,900

The assets and liabilities of the precision components and motor segments, which have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, consist of the following as of December 31, 2006:

	March 31	December 31
	2007	2006 (1)
Cash	$-	$54
Accounts receivable	-	13,495
Inventory	-	10,484
Other current assets	-	1,209
Property, plant and equipment	-	33,988
Intangible assets	-	28,083
Total assets of discontinued operations	$-	$87,313

Accounts payable	$-	$7,724
Other accrued expenses	-	4,378
Total debt	-	693
Total liabilities of discontinued operations	$-	$12,795

  There are no remaining assets or liabilities of the motor segment classified as discontinued operations in the December 31, 2006 balance sheet or in any subsequent period.

7. Employee Benefits

A summary of the components of net periodic benefit cost of the Company’s defined benefit pension plans for the three months ended March 31, 2007 is as follows:

	Three Months Ended March 31
Components of net periodic pension cost:	2007	2006
Service cost	$45	$418
Interest cost	419	438
Expected return on plan assets	(515)	(480)
Amortization of prior service cost	60	35
Recognized net actuarial loss	87	116
Net periodic pension cost of defined benefit plans	$96	$527

The Company previously disclosed in its Form 10-K for the year ended December 31, 2006 that it expected to contribute $894 in 2007 on a cash basis to fund its pension plans related to the 2006 plan year. The Company has contributed $361 related to the 2006 plan year through March 31, 2007. In addition, the Company previously disclosed in its Form 10-K for the year ended December 31, 2006 that it anticipated contributing $2,021 on a cash basis in 2007 to fund its pension plans for the 2007 plan year. The plan year 2007 contribution amount has been revised to $1,566, of which $13 has been contributed as of March 31, 2007.

8. Income Taxes

The effective income tax rate from continuing operations for the three months ended March 31, 2007 was 43.7% and for the three months ended March 31, 2006 the effective tax benefit rate was 41.6%. The Company’s effective tax rate is higher than the U.S. statutory rate primarily due to higher tax rates in its foreign jurisdictions in which we operate and the lack of state tax benefits for domestic entities in a net loss position. During the three months ended March 31, 2007, the Company recorded a one time benefit of $220 at a foreign subsidiary to adjust tax accounts to reflect anticipated tax liabilities and refunds. Excluding this benefit, the effective rate would have been 49.8% for the three months ended March 31, 2007.

With the sale of the precision components segment, the Company recorded a net decrease to deferred tax assets of $729 and a net decrease to deferred long-term assets of $2,122. As a result of the gain on the sale of the precision compenents segment, the Company utilized the majority of its net operating loss carryforwards available for federal tax purposes. The Company has also recorded a tax liability of $448 for state taxes associated with the gain.

The Company adopted the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an amendment of FASB Statement No. 109 (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company was not required to recognize any change in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of January 1, 2007 was $1,266, the recognition of which would have an effect of $989 on the effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. There are no ongoing audits for any taxing jurisdiction where the Company is subject to tax.

There were no significant changes to the unrecognized tax benefits during the first quarter of 2007. In April, 2007, the Company received a favorable ruling on a state audit matter. As a result of that ruling, the Company’s unrecognized tax benefits will decrease in the second quarter of 2007 by $665. The decrease relates to discontinued operations and therefore will not effect the effective tax rate from continuing operations. Given that the Company cannot predict whether any specific taxing jurisdiction will select the Company’s tax returns to review, it is impractical to determine the amounts which will otherwise be recorded in the effective rate over the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has approximately $193 and $56 accrued for the payment of interest and penalties at March 31, 2007 and 2006, respectively.

9. Earnings Per Share

Basic and diluted earnings per share are computed as follows:

	Three Months Ended
	March 31
	2007	2006
Income (loss) from continuing operations, after income taxes	$2,048	$(1,496)
Less: Preferred stock dividends	37	38
Income (loss) from continuing operations, after income taxes available to common shareholders	$2,011	$(1,534)

Net income	$12,738	$404
Less: Preferred stock dividends	37	38
Net income available to common shareholders	$12,701	$366

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	9,021	8,948
Diluted:
Basic weighted average shares outstanding	9,021	8,948
Dilutive effect of stock options	365	565
Diluted weighted average shares outstanding	9,386	9,513

Earnings (loss) per share:
Basic earnings (loss) from continuing operations, after income taxes	$0.22	$(0.17)
Discontinued operations	1.19	0.21
Net earnings per basic share	$1.41	$0.04

Diluted earnings (loss) from continuing operations, after income taxes	$0.21	$(0.16)
Discontinued operations	1.15	0.20
Net earning per diluted share	$1.36	$0.04

10. Business Segments

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

The performance racing segment engineers, manufactures and markets premium branded clutches transmissions and driveline systems. The Company, through this segment, targets leading teams in the National Association for Stock Car Auto Racing (NASCAR), the American LeMans Racing Series (ALMS), and for the weekend enthusiasts in the Sports Car Club of America (SCCA) and other road racing and oval track competition cars.

Information by segment is as follows:

	Three Months Ended
	March 31
	2007	2006
Net sales to external customers:
Friction products	$54,175	$49,087
Performance racing	3,992	3,730
Consolidated	$58,167	$52,817

Depreciation and amortization: (1)
Friction products	$1,885	$1,719
Performance racing	64	58
Consolidated	$1,949	$1,777

Gross profit:
Friction products	$14,235	$8,259
Performance racing	736	793
Consolidated	$14,971	$9,052

Income (loss) from operations:
Friction products	$5,375	$344
Performance racing	(26)	(204)
Consolidated	$5,349	$140
____________

(1)
Depreciation and amortization outlined in this table does not include deferred financing amortization of $110 in the three months ended March 31, 2007, and $109 in the three months ended March 31, 2006, which is included in Interest expense on the Statement of Income.

11. Supplemental Guarantor Information

Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Company’s senior notes. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.

The following supplemental consolidating condensed financial statements present:

•
Consolidating condensed balance sheets as of March 31, 2007 and December 31, 2006, consolidating condensed statements of income for the three months ended March 31, 2007 and 2006 and consolidating condensed statements of cash flows for the three months ended March 31, 2007 and 2006.

•
Hawk Corporation (Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries consisting of the Company's subsidiaries in Canada, Italy, and China with their investments in subsidiaries accounted for using the equity method.

•	Elimination entries necessary to consolidate the financial statements of the Parent and all of its subsidiaries.

The Company does not believe that separate financial statements of the Guarantor Subsidiaries provide material additional information to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented. The Company’s bank facility contains covenants with respect to the Company and its subsidiaries that, among other things, would prohibit the payment of dividends to the Company by the subsidiaries (including Guarantor Subsidiaries) in the event of a default under the terms of the bank facility. The indenture governing the Company’s senior notes permits the payment of any dividends to the Company by the subsidiaries (including Guarantor Subsidiaries) provided that no event of default has occurred under the terms of the indenture.

Supplemental Consolidating Condensed
Balance Sheet

	March 31, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$38,927	$51	$6,034	$-	$45,012
Marketable securities - held to maturity	45,193	-	-	-	45,193
Accounts receivable, net	-	16,719	23,499	-	40,218
Inventories, net	(516)	25,983	13,200	(485)	38,182
Deferred income taxes	2,107	-	273	-	2,380
Other current assets	1,815	1,042	1,414	-	4,271
Total current assets	87,526	43,795	44,420	(485)	175,256
Investment in subsidiaries	27,267	-	-	(27,267)	-
Inter-company advances, net	(1,740)	5,763	(4,019)	(4)	-
Property, plant and equipment, net	-	28,933	10,272	-	39,205
Other assets:
Finite-lived intangible assets	-	7,703	-	-	7,703
Other	3,692	1,081	271	-	5,044
Total other assets	3,692	8,784	271	-	12,747
Total assets	$116,745	$87,275	$50,944	$(27,756)	$227,208
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$258	$11,116	$11,428	$-	$22,802
Accrued compensation	965	2,182	2,006	-	5,153
Accrued interest	2,412	-	2	-	2,414
Accrued taxes	849	213	2,347	(187)	3,222
Other accrued expenses	2,121	3,984	471	12	6,588
Short-term debt	-	-	980	-	980
Current portion of long-term debt	-	-	121	-	121
Total current liabilities	6,605	17,495	17,355	(175)	41,280
Long-term liabilities:
Long-term debt	110,000	(1)	29	-	110,028
Deferred income taxes	-	-	1,040	-	1,040
Other	912	10,343	3,616	-	14,871
Inter-company advances, net	(82,852)	75,285	7,869	(302)	-
Total long-term liabilities	28,060	85,627	12,554	(302)	125,939
Shareholders’ equity	82,080	(15,847)	21,035	(27,279)	59,989
Total liabilities and shareholders’ equity	$116,745	$87,275	$50,944	$(27,756)	$227,208

Supplemental Consolidating Condensed
Balance Sheet

	December 31, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$500	$55	$5,622	$-	$6,177
Accounts receivable, net	-	14,500	20,002	-	34,502
Inventories, net	(762)	27,431	12,862	(641)	38,890
Deferred income taxes	2,202	1	269	-	2,472
Other current assets	1,678	680	2,250	(1)	4,607
Assets of discontinued operations	-	84,221	3,147	(55)	87,313
Total current assets	3,618	126,888	44,152	(697)	173,961
Investment in subsidiaries	793	-	-	(793)	-
Inter-company advances, net	-	12,250	(12,258)	8	-
Property, plant and equipment, net	-	29,355	10,054	-	39,409
Other assets:
Finite-lived intangible assets	-	7,884	-	-	7,884
Other	4,713	3,017	270	-	8,000
Total other assets	4,713	10,901	270	-	15,884
Total assets	$9,124	$179,394	$42,218	$(1,482)	$229,254
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$(584)	$10,653	$12,954	$-	$23,023
Accrued compensation	1,463	3,352	1,863	-	6,678
Accrued interest	4,858	(1)	-	-	4,857
Accrued taxes	1,671	205	876	(194)	2,558
Other accrued expenses	946	4,112	1,118	-	6,176
Short-term debt	-	-	980	-	980
Current portion of long-term debt	-	-	127	-	127
Liabilities of discontinued operations	-	12,335	477	(17)	12,795
Total current liabilities	8,354	30,656	18,395	(211)	57,194
Long-term liabilities:
Long-term debt	110,000	-	53	-	110,053
Deferred income taxes	-	-	1,025	-	1,025
Other	305	10,427	3,521	-	14,253
Inter-company advances, net	(177,580)	167,409	10,637	(466)	-
Total long-term liabilities	(67,275)	177,836	15,236	(466)	125,331
Shareholders’ equity	68,045	(29,098)	8,587	(805)	46,729
Total liabilities and shareholders’ equity	$9,124	$179,394	$42,218	$(1,482)	$229,254

Supplemental Consolidating Condensed
Statement of Income

	Three Months Ended March 31, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$37,941	$22,888	$(2,662)	$58,167
Cost of sales	-	28,713	17,145	(2,662)	43,196
Gross profit	-	9,228	5,743	-	14,971
Operating expenses:
Selling, technical and administrative expenses	-	7,587	1,854	-	9,441
Amortization of intangibles	-	181	-	-	181
Total operating expenses	-	7,768	1,854	-	9,622
Income from operations	-	1,460	3,889	-	5,349
Interest income (expense), net	-	(1,813)	(6)	-	(1,819)
Income from equity investee	2,131	2,542	-	(4,673)	-
Other income, net	-	16	94	-	110
Income from continuing operations, before income taxes	2,131	2,205	3,977	(4,673)	3,640
Income tax provision	-	180	1,412	-	1,592
Income from continuing operations, after income taxes	2,131	2,025	2,565	(4,673)	2,048
Discontinued operations, net of tax	10,655	106	(23)	-	10,738
Net income	$12,786	$2,131	$2,542	$(4,673)	$12,786

Supplemental Consolidating Condensed
Statement of Income

	Three Months Ended March 31, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$38,588	$17,960	$(3,731)	$52,817
Cost of sales	-	33,976	13,520	(3,731)	43,765
Gross profit	-	4,612	4,440	-	9,052
Operating Expenses:
Selling, technical and administrative expenses	389	6,823	1,576	-	8,788
Amortization of intangibles	-	99	25	-	124
Total operating expenses	389	6,922	1,601	-	8,912
(Loss) income from operations	(389)	(2,310)	2,839	-	140
Interest income (expense), net	891	(3,667)	(22)	-	(2,798)
Income from equity investee	56	1,588	-	(1,644)	-
Other income, net	-	107	(12)	-	95
Income from continuing operations, before income taxes	558	(4,282)	2,805	(1,644)	(2,563)
Income tax provision (benefit)	154	(2,390)	1,169	-	(1,067)
Income (loss) from continuing operations, after income taxes	404	(1,892)	1,636	(1,644)	(1,496)
Discontinued operations, net of tax	-	1,948	(48)	-	1,900
Net income	$404	$56	$1,588	$(1,644)	$404

Supplemental Consolidating Condensed
Cash Flows Statement

	Three Months Ended March 31, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(9,926)	$9,193	$1,854	$-	$1,121
Net cash used in operating activities of discontinued operations	-	(6,457)	(487)	-	(6,944)
Cash flows from investing activities:
Purchases of held to maturity securities	(44,991)	-	-	-	(44,991)
Purchases of property, plant and equipment	-	(1,586)	(977)	-	(2,563)
Proceeds from sale of discontinued operations	93,354				93,354
Net cash provided by (used in) investing activities of continuing operations	48,363	(1,586)	(977)	-	45,800
Net cash used in investing activities of discontinued operations	-	(1,140)	-	-	(1,140)
Cash flows from financing activities:
Payments on short-term debt	-	-	(6)	-	(6)
Proceeds from long-term debt	10,964	-	-	-	10,964
Payments on long-term debt	(10,964)	-	(25)	-	(10,989)
Stock options and issuance of treasury stock as compensation, net	142	-	-	-	142
Stock repurchase	(115)	-	-	-	(115)
Payments of preferred stock dividend	(37)	-	-	-	(37)
Net cash used in financing activities of continuing operations	(10)	-	(31)	-	(41)
Net cash used in financing activities of discontinued operations	-	(14)	-	-	(14)
Effect of exchange rate changes on cash	-	-	53	-	53
Net cash provided by (used in) continuing operations	38,427	7,607	899	-	46,933
Net cash used in discontinued operations	-	(7,611)	(487)	-	(8,098)
Net increase (decrease) in cash and cash equivalents	38,427	(4)	412	-	38,835
Cash and cash equivalents, at beginning of period	500	55	5,622	-	6,177
Cash and cash equivalents, at end of period	$38,927	$51	$6,034	$-	$45,012

Supplemental Consolidating Condensed
Cash Flows Statement

	Three Months Ended March 31, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(10,471)	$1,309	$3,711	$-	$(5,451)
Net cash provided by operating activities of discontinued operations	-	881	10	-	891
Cash flows from investing activities:
Purchases of property, plant and equipment	-	(1,233)	(1,407)	-	(2,640)
Proceeds from sale of property, plant and equipment	-	4	-	-	4
Net cash used in investing activities of continuing operations	-	(1,229)	(1,407)	-	(2,636)
Net cash used in investing activities of discontinued operations	-	(836)	(430)	-	(1,266)
Cash flows from financing activities
Proceeds from short-term debt	-	-	277	-	277
Payments on short-term debt	-	-	(255)	-	(255)
Proceeds from long-term debt	26,624	-	-	-	26,624
Payments on long-term debt	(16,410)	-	(29)	-	(16,439)
Stock options and issuance of treasury stock as compensation, net	344	-	-	-	344
Payments of preferred stock dividend	(37)	-	-	-	(37)
Net cash provided by (used in) financing activities of continuing operations	10,521	-	(7)	-	10,514
Net cash used in financing activities of discontinued operations	-	(35)	(6)	-	(41)
Effect of exchange rate changes on cash	-	-	59	-	59
Net cash provided by continuing operations	50	80	2,356	-	2,486
Net cash used in discontinued operations	-	10	(426)	-	(416)
Net increase in cash and cash equivalents	50	90	1,930	-	2,070
Cash and cash equivalents, at beginning of period	-	39	6,722	-	6,761
Cash and cash equivalents, at end of period	$50	$129	$8,652	$-	$8,831

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion in conjunction with the consolidated financial statements, notes and tables included in Part I, Item 1 of this Form 10-Q. Statements that are not historical facts, including statements about our confidence in our prospects and strategies and our expectations about growth of existing markets and our ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. In addition to statements that are forward-looking by reason of context, the words “believe,” “expect,” “anticipate,” “intend,” “designed,” “goal,” “objective,” “optimistic,” “will” and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as guarantees of performance. Although we believe that our plans, objectives, intentions and expenditures reflected in our forward-looking statements are reasonable, we can give no assurance that our plans, objectives, intentions and expectations will be achieved. Our forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements

When considering these risk factors, you should keep in mind the cautionary statements elsewhere in this report and the documents incorporated by reference. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements or risk factor after the date of this report as a result of new information, future events or developments, except as required by the federal securities law.

General

Through our subsidiaries, we operate in two reportable segments: friction products and performance racing. Our results of operations are affected by a variety of factors, including but not limited to, general economic conditions, manufacturing efficiency, customer demand for our products, competition, raw material pricing and availability, labor relations with our personnel and political conditions in the countries in which we operate. We sell a wide range of products that have a correspondingly wide range of gross margins. Our consolidated gross margin is affected by product mix, selling prices, material and labor costs, as well as our ability to absorb overhead costs resulting from fluctuations in demand for our products.

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

•	the largest supplier of friction materials for the growing general aviation market, including numerous new and existing series of Cessna, Hawker, Lear and Pilatus aircraft, and

•	a leading domestic supplier of friction products into performance and specialty markets such as motorcycles, race cars, performance automobiles, military Humvee, ATV’s and snowmobiles.

Performance Racing

We engineer, manufacture and market premium branded clutches, transmissions and driveline systems for the performance racing market. Through this segment, we supply parts for the National Association for Stock Car Auto Racing (NASCAR), the American LeMans Series (ALMS) and weekend enthusiasts in the Sports Car Club of America (SCCA) racing clubs, as well as for other road racing and competition cars.

Critical Accounting Policies

Some of our accounting policies require the application of significant judgment by us in the preparation of our consolidated financial statements. In applying these policies, we use our best judgment to determine the underlying assumptions that are used in calculating the estimates that affect the reported values on our financial statements. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. We base our estimates and assumptions on historical experience and other factors that we consider relevant. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material. However, historically our estimates have not been materially different from actual results. Our critical accounting policies include the following:

•
Marketable Securities. Marketable securities other than cash and cash equivalents include held-to-maturity debt securities. The Company reports its held-to-maturity securities at amortized cost in the Consolidated Balance Sheet and includes dividends, interest income and the amortization of any discount or premium in Interest income on the Consolidated Statement of Income. The Company periodically evaluates its investments for other-than-temporary impairment.

•	Revenue Recognition. We recognize revenues when products are shipped and title has transferred to our customer.

•
Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future undiscounted cash flows are highly subjective judgments based on our experience and knowledge of our operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. We did not record any impairment charges to our tangible or indefinite lived intangible assets in the periods ended March, 31, 2007 or 2006.

•
Pension Benefits. Effective January 1, 2007 we account for our defined benefit pension plans in accordance with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No 87, 88, 106 and 132 which requires the recognition of the overfunded or underfunded status of a plan as an asset or liability in the statement of financial position and the recognition of changes in the funded status in the year in which the changes occur through comprehensive income. Pension expense continues to be recognized in financial statements on an actuarial basis. The most significant elements in determining our pension income (expense) are the expected return on plan assets and appropriate discount rates. We assumed that the expected weighted average long-term rate of return on plan assets would be 8.2% for 2007. Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable. However, should the rate of return differ materially from our assumed rate we could experience a material adverse effect on the funded status of our plans and our future pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This calculation produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is recorded to comprehensive income. Net periodic benefit cost was $0.1 million for the three months ended March, 31, 2007 and $0.5 million for the three months ended March 31, 2006.

We determine the discount rate to be used to discount plan liabilities at their measurement date, December 31. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. At December 31, 2006, we determined this rate to be 5.7%. Changes in discount rates over the past three years have not materially affected pension income (expense).

•
Income Taxes. The effective income tax rate from continuing operations for the three months ended March 31, 2007 was 43.7% and for the three months ended March 31, 2006 the effective tax benefit rate was 41.6%. Our effective tax rate is higher than the U.S. statutory rate primarily due to higher tax rates in our foreign jurisdictions in which we operate and the lack of state tax benefits for domestic entities in a net loss position. During the three months ended March 31, 2007, we recorded a one time benefit of $220 at a foreign subsidiary to adjust tax accounts to reflect anticipated tax liabilities and refunds. Excluding this benefit, the effective rate would have been 49.8% for the three months ended March 31, 2007.

With the sale of our precision components segment, we recorded a net decrease to deferred tax assets of $729 and a net decrease to deferred long term assets of $2,122. As a result of the gain on the sale of the preceision components segment, we are utilizing the majority of the net operating loss carryforwards available for federal tax purposes. We have also recorded a tax liability of $448 for state taxes associated with the gain.

We have adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we were not required to recognize any change in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of January 1, 2007 was $1,266 the recognition of which would have an effect of $989 on the effective tax rate.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. There are no ongoing audits currently for any taxing jurisdiction where we are subject to tax.

There were no significant changes to the unrecognized tax benefits during the first quarter of 2007. In April, 2007, we received a favorable ruling on a state audit matter. As a result of that ruling, our unrecognized tax benefits will decrease in the second quarter of 2007 by $665. The decrease relates to discontinued operations and therefore will not effect the effective tax rate from continuing operations. Given that the Company cannot predict whether any specific taxing jurisdiction will select the Company’s tax returns to review, it is impractical to determine the amounts which will otherwise be recorded in the effective rate over the next 12 months.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We have approximately $193 and $56 accrued for the payment of interest and penalties at March 31, 2007 and 2006, respectively.

•
Foreign Currency Translation and Transactions. Assets and liabilities of our foreign operations are translated using period-end exchange rates and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in Accumulated other comprehensive loss in Shareholders’ equity. Other comprehensive income include translation gains of $0.3 million for both the three months ended March 31, 2007 and March 31, 2006. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Sales or purchases in foreign currencies, other than the subsidiary’s local currency, are exchanged at the date of the transaction. The effect of transaction gains or losses is included in “Other (expense) income, net” in our Consolidated Statements of Income. Foreign currency transaction gains and losses were not material to the results of operations for the three months ended March 31, 2007 and 2006.

•	Recent Accounting Developments.

•
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when specific transition provisions are not provided. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine the period specific or cumulative effects of the change. We adopted SFAS 154 in 2007 with no material impact to our consolidated financial statements.

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

•
In June 2006, FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective January 1, 2007. The interpretation did not have a material impact on our results from operations or financial position at January 1, 2007 or for the three month period ended March 31, 2007.

•
In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 156). SFAS 156 establishes the accounting for all separately recognized servicing assets and servicing liabilities. SFAS 156 amends SFAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement is effective in 2007. We are evaluating SFAS 156; however, we do not expect adoption of SFAS 156 to have a material impact on our consolidated financial statements.

•
On February 16, 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments (SFAS 155), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to split the derivative from its host) if the holder elects to account for the instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption of SFAS 155 did not have any impact on our consolidated financial statements for the period ended March 31, 2007.

•
Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) contains provisions requiring an annual assessment by management, as of the end of the fiscal year, of the effectiveness of internal control for financial reporting. Section 404 also requires attestation and reporting by independent auditors on management’s assessment as well as other control-related matters. On September 21, 2005, the SEC extended for one year the compliance dates for non-accelerated filers to report on internal control over financial reporting. For these issuers, including the Company, Section 404 will be effective for fiscal years ending on or after July 15, 2007.  On August 9, 2006, the SEC extended the compliance date for the report on management's assessment of the effectiveness of internal control over financial reporting until fiscal years ending on or after December 15, 2007 for non-accelerated filers.

We are a non-accelerated filer and therefore, do not need to comply with Section 404 until December 31, 2007. Our compliance initiative is proceeding and we anticipate being compliant with the internal control reporting requirements of Section 404 as of December 31, 2007.

First Quarter of 2007 Compared to First Quarter of 2006

Our continuing operations are organized into two strategic segments, friction products and performance racing. In the fourth quarter of 2006 we committed to selling our precision components segment. On February 2, 2007, we sold the precision components segment. Additionally, in the fourth quarter of 2003 we committed to selling our motor segment. The remaining assets of the motor segment were sold in the fourth quarter of 2006. As a result, we have classified the precision components and motor segments as discontinued operations in our financial results.

Net Sales. Our consolidated net sales for the three months ended March 31, 2007 were $58.2 million, an increase of $5.4 million or 10.2% from the same period in 2006. We experienced sales increases in our friction products segment, primarily as a result of pricing actions, strong economic conditions in most of our end markets and continued market share gains during the period. Net sales from our foreign facilities represented 35.6% of our total net sales for the three month period ended March 31, 2007 compared to 29.3% for the comparable three month period of 2006. The effect of foreign currency exchange rates accounted for 3.0% of the total net sales increase of 10.2% during the quarter.
	Three Months Ended March 31
Net Segment Sales:	2007	2006	$ Change	% Change
	(dollars in millions)
Friction products	$54.2	$49.1	$5.1	10.4%
Performance racing	4.0	3.7	0.3	8.1%
Consolidated	$58.2	$52.8	$5.4	10.2%

•
Friction Products. Net sales in the friction products segment, our largest segment, were $54.2 million in the first quarter of 2007, an increase of $5.1 million, or 10.4%, compared to $49.1 million in 2006. As a result of customer price increases, new business awards, general economic strength and market share gains, we experienced sales increases in most of our major markets, including construction and mining, agriculture, aerospace and performance automotive. As expected, sales to our heavy truck market declined in the first quarter of 2007 compared to the first quarter of 2006 due to the implementation of the new vehicle emission control standards at the end of 2006. This segment continued to experience strong sales growth from our international operations in the first quarter of 2007.

•
Performance Racing. Net sales in our performance racing segment were $4.0 million, an increase of 8.1% compared to net sales of $3.7 million in the comparable period of 2006. The increase in revenues was primarily attributable to the “Car of Tomorrow” concept car introduced on a limited scale by NASCAR for the 2007 race season.

Gross Profit.  Gross profit increased $5.9 million to $15.0 million during the three months ended March 31, 2007, a 64.8% increase compared to gross profit of $9.1 million for the comparable period of 2006. Our gross profit margin improved to 25.8% of our net sales in the three months ended March 31, 2007 compared to 17.2% of our net sales for the comparable period of 2006. The increase is primarily the result of pricing actions, margin improvement from volume related absorption of fixed overhead and operating improvements at our friction products facility in Tulsa.

	Three Months Ended March 31
Gross Profit Margin:	2007	2006	Change
Friction products	26.2%	16.9%	9.3%
Performance racing	20.0%	21.6%	-1.6%
Consolidated	25.8%	17.2%	8.6%

•
Friction Products. Our friction products segment reported gross profit of $14.2 million or 26.2% of its net sales for the three months ended March 31, 2007 compared to $8.3 million or 16.9% of its net sales for 2006. The 9.3% increase in our gross profit margin was primarily the result of pricing actions, increased production flow and improved control of manufacturing expenses as the Tulsa facility benefited from improved manufacturing efficiencies and margin improvements from volume related absorption of fixed overhead.

•
Performance Racing. Our performance racing segment reported flat gross profit of $0.8 million for the three months ended March 31, 2007 and 2006. Our gross margin fell to 20.0% of net sales for the three months ended March 31, 2007 compared to 21.6% for 2006. The 1.6% decrease in the gross margin was primarily the result of less favorable product mix.

Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses increased $0.6 million, or 6.8%, to $9.4 million for the three months ended March 31, 2007 from $8.8 million during the three months ended March 31, 2006. As a percentage of net sales, ST&A decreased to 16.2% for the three months ended March 31, 2007 compared to 16.7% for 2006. The increase in ST&A expenses resulted primarily from $0.5 million of legal costs during the three month period ended March 31, 2007 related to our voluntary compliance with the previously announced Securities and Exchange Commission and Department of Justice investigations. We spent $1.3 million, or 2.2% of our net sales on product research and development for the three months ended March 31, 2007 compared to $1.2 million or 2.3% of our net sales for 2006.

Income from Operations. Income from operations was $5.4 million for the three months ended March 31, 2007, an increase of $5.3 million, compared to $0.1 million during the comparable period of 2006. Income from operations as a percentage of net sales increased to 9.3% for the three months ended March 31, 2007 from 0.2% in the comparable period of 2006. The increase was primarily the result of pricing actions, and margin improvements from volume related absorption of fixed overhead and operational improvements at our Tulsa facility. This improvement was partially offset by the aforementioned legal costs associated with the government investigations.

As a result of the items discussed above, income from operations at each of our segments was as follows:
	Three Months Ended March 31
Income (loss) from operations by segment:	2007	2006	$ Change
	(dollars in millions)
Friction products	$5.4	$0.3	$5.1
Performance racing	-	(0.2)	0.2
Consolidated	$5.4	$0.1	$5.3

Interest Expense. Interest expense decreased $0.2 million during the three months ended March 31, 2007 to $2.6 million from $2.8 million in the comparable period of 2006. Lower levels of total borrowings during the period was the primary reason for the decrease. Included as a component of interest expense in our financial statements is the amortization of deferred financing costs. Amortization of deferred financing costs included in interest expense was $0.1 million for the three months ended March 31, 2007 and 2006.

Interest Income. As a result of the sale of our precision components segment on February 2, 2007, we have invested the proceeds of the sale into various short-term interest bearing investments. As a result of these investments, interest income was $0.7 million during the first three months of 2007. There was no interest income in the comparable three month period of 2006.

Income Taxes. We recorded a tax provision for our continuing operations of $1.6 million for the three months ended March 31, 2007 compared to a tax benefit of $1.1 million in the comparable period of 2006. Our effective income tax rate of 43.7% differs from the current federal U.S. statutory rate of 35.0%, primarily as a result of higher tax rates in our foreign jurisdictions compared to the tax rate of our domestic operations and the lack of state tax benefits for domestic entities in a net loss position for the three months ended March 31, 2007. Our worldwide provision for income taxes is based on annual tax rates for the year applied to all of our sources of income. During the three months ended March 31, 2007, we recorded a one time benefit of $220 at a foreign subsidiary to adjust tax accounts to reflect anticipated tax liabilities and refunds. Excluding this benefit, the effective rate would have been 49.8% for the three months ended March 31, 2007.

Discontinued Operations, net of tax. In the fourth quarter of 2006, we committed to a plan to divest our precision components segment operations. On February 2, 2007, we sold the precision components segment. Additionally, in the fourth quarter of 2003, we committed to a plan to divest our motor segment operations. In accordance with U.S. GAAP, we have accounted for both of these business segments in our financial statements on the line item “Discontinued operations, net of tax.” The operating activity of the precision components segment through January 31, 2007 and the gain on the sale of the precision components segment is reflected in the following summary of results of our discontinued operations for the three months ended March 31, 2007. An analysis of Discontinued Operations is contained in Note 6 “Discontinued Operations” in the accompanying unaudited Consolidated Financial Statements of this Form 10-Q.

	Three Months Ended March 31
	2007	2006
	(dollars in millions)
Net sales	$7.3	$28.0

Income from discontinued operations, net of tax	$10.7	$1.9

Net Income. As a result of the factors noted above, we reported net income of $12.8 million in the three months ended March 31, 2007 compared to net income of $0.4 million in 2006.

Liquidity and Capital Resources

Our primary financing requirements are:

•	for capital expenditures for maintenance, replacement and acquisition of equipment, expansion of capacity, productivity improvements and product development,
•	for funding our day-to-day working capital requirements, and
•	to pay interest on, and to repay principal of, our indebtedness.
Our primary source of funds for conducting our business activities and servicing its indebtedness has been cash generated from operations and borrowings under our bank facility and our senior notes and recently from the sale proceeds of the precision components segment. The following selected measures of liquidity and capital resources outline various metrics that are reviewed by our management and are provided to enhance the understanding of our business.

Selected Measures of Liquidity and Capital Resources from Continuing Operations

	March 31
	2007	2006
	(dollars in millions)
Cash and cash equivalents	$45.0	$8.8
Marketable Securities	$45.2	$-
Working capital (1)	$134.0	$123.6
Current ratio (2)	4.25 to 1.0	3.06 to 1.0
Net debt as a % of capitalization (3)	25.9%	73.9%
Average number of days sales in accounts receivable	68 days	62 days
Average number of days sales in inventory	85 days	94 days

(1)	Working capital is defined as current assets minus current liabilities.
(2)	Current ratio is defined as current assets divided by current liabilities.
(3)	Debt is defined as long-term debt, including current portion, and short-term borrowings, less cash and marketable securities. Capitalization is defined as debt plus shareholders’ equity.

The overall increase in cash and cash equivalents between periods is primarily due to the sale of our precision components segment in the first quarter of 2007 and the corresponding receipt of the cash purchase price. As part of our working capital management program, we review certain working capital measures on a continuous basis. The $10.4 million increase in our net working capital from March 31, 2006 resulted primarily from increased receivables resulting from our increased sales volumes during the period. Our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover, respectively. The number of days sales outstanding in accounts receivable at the three months ended March 31, 2007 was 68 days compared to 62 days at March 31, 2006. The increase is mainly attributable to the sales increases during recent months. In addition, our Italian facility reduced a receivable factoring program subsequent to the first quarter of 2006 and into 2007, resulting in an increase of approximately $4.9 million in receivables.

Average inventory days decreased to 85 days at the three months ended March 31, 2007 as compared to 94 days at 2006. Our overall inventory investment has decreased approximately $1.2 million at the three months ended March 31, 2007 as compared to 2006 levels, primarily due to a focus on working capital reduction initiatives during the recent period.

During the quarter ended March 31, 2007, we invested a portion of the proceeds received from the sale of our precision components segment in marketable securities. As of March 31, 2007, we reported $34.1 million of investments in Cash and cash equivalents and $45.2 million of investments in Marketable securities in the Consolidated balance sheet. All of our investments have a maturity of six months or less at the date of purchase; the latest maturity date for marketable securities held by us as of March 31, 2007 is August 22, 2007.

Contractual Obligations and Other Commercial Commitments

There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2006. The table excludes our liability for unrecognized tax benefits, which totaled $1.3 million as of both January 1, 2007 and March 31, 2007, since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

Debt

The following table summarizes the components of our indebtedness:

	March 31	December 31
	2007	2006
	(dollars in millions)
Short-term debt	$1.0	$1.0
Senior notes	110.0	110.0
Bank facility	-	-
Other	0.1	0.2
Total debt	$111.1	$111.2

At March 31, 2007, there were no amounts borrowed under our bank facility and $2.1 million of letters of credit outstanding under our letter of credit sub-facility. At March 31, 2007, we had $20.7 million available to borrow under the $30.0 million bank facility based on the eligible collateral of our continuing operations less the letters of credit outstanding. Borrowings under credit facilities with local financial institutions at our facility in China totaled $1.0 million as of March 31, 2007.

As of March 31, 2007, we were in compliance with the provisions of all of our debt instruments.

Cash Flow

The following table summarizes the major components of cash flow:

	Three Months Ended March 31
	2007	2006
	(dollars in millions)
Cash provided by (used in) operating activities of continuing operations	$1.1	$(5.5)
Cash provided by (used in) investing activities of continuing operations	45.8	(2.6)
Cash provided by financing activities of continuing operations	-	10.5
Effect of exchange rates on cash	-	0.1
Cash used in discontinued operations	(8.1)	(0.4)
Net increase in cash and cash equivalents	$38.8	$2.1

At the three months ended March 31, 2007, we had cash and cash equivalents of $45.0 million compared to $8.8 million at 2006. The cash and cash equivalents on the consolidated balance sheet at the three months ended March 31, 2007 is comprised of a portion of the net proceeds from the precision components segment sales transaction that closed in the first quarter of 2007 and cash held at our foreign operations. The cash on the consolidated balance sheet at March 31, 2006 was primarily held at our foreign operations. Excess domestic cash has historically been used to pay down the outstanding loans under our bank facility. Excess cash at March 31, 2007 is invested in marketable securities with maturities of six months or less.

Net cash provided by our operating activities from continuing operations was $1.1 million for the three months ended March 31, 2007 compared to cash used of $5.5 million for 2006. The increase in cash provided by our operations in 2007 compared to 2006 was primarily the result of our improvement in profitability in 2007 as compared to 2006 and the changes in our deferred tax position that occurred mainly due to the sale of the precision components segment in the first quarter of 2007. Our net working capital was $134.0 million as of March 31, 2007 compared to $123.6 million as of March 31, 2006.

Our investing activities from continuing operations provided $45.8 million for the three months ended March 31, 2007. We received cash proceeds from the sale of our precision components segment of $93.4 million during the first quarter of 2007. Additionally during this quarter, we invested $45.2 million in marketable securities. We used $2.6 million for the purchases of property, plant and equipment in both 2007 and 2006.

Cash provided by financing activities was $0 for the three months ended March 31, 2007 compared $10.5 million for the three months ended March 31, 2006. We used $0.1 million in the three month ended March 31, 2007 to repurchase shares under a previously announced stock repurchase program. We had no outstanding borrowings under our bank facility at March 31, 2007.

We believe that cash, marketable securities, and cash flow from operating activities and borrowing availability under our bank facility will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. In seeking to minimize the risks and costs associated with market risk, we manage our exposures to interest rates and foreign currency exchange rates through our regular operating and financial activities and through foreign currency hedge contracts. We had no foreign currency hedge contracts outstanding as of March 31, 2007. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. At March 31, 2007, approximately 0.9%, or $1.0 million, of our total outstanding debt bore interest at a variable rate. Our primary interest rate risk exposure results from floating rate debt. If interest rates were to increase 100 basis points (1%) from March 31, 2007 rates, and assuming no changes in debt from March 31, 2007 levels, our additional annual interest expense would be less than $0.1 million. Our cash is primarily invested in bank deposits, money market funds and other marketable debt securities. The carrying value of these cash equivalents approximates fair market value. Our investments in money market funds and marketable securities are subject to interest rate risk and our financial condition and results operations could be affected due to movements in interest rates. Due to the short-term nature of these investments, a 1% change in market interest rates would have an impact of approximately $475 on an annual basis as of March 31, 2007.

Inflation Risk. We manage our inflation risks by ongoing review of product selling prices and production costs. In spite of the recent surcharges and price increases on a number of our raw materials, we historically have been able to pass these increased costs to our customers, though we do experience a delay between our cost increases and sales price increases. Currently, we do not believe that inflation risks are material to our business, its consolidated financial position, results of operations, or cash flows.

Foreign Currency Exchange Risk. The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. We have operations outside the United States with foreign currency denominated assets and liabilities, primarily denominated in Euros, Canadian dollars, and Chinese Yuan. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. We do not expect that our unhedged foreign currency balance sheet exposure as of March 31, 2007 will result in a significant impact on our earnings or cash flows. We also monitor exposure to transactions denominated in currencies other than the functional currency of each country in which Hawk operates, and have periodically entered into forward contracts to mitigate that exposure. As of March 31, 2007, we have no derivative instruments outstanding.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of March 31, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Vice President - Finance. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Vice President - Finance each concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Hawk, including our consolidated subsidiaries, required to be included in reports we file with or submit to the SEC under the Securities Exchange Act of 1934. We continue to evaluate the need for improvements in our disclosure controls and procedures, including further formalizing our processes, procedures and policies and remediate when appropriate.

Changes in Internal Control. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that we judged to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in connection with our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, we identified internal control deficiencies at some of our facilities in the areas of logical access to information systems and applications and segregation of duties. In the first quarter of 2007, we implemented supplemental controls to our current procedures over logical access to remediate the internal control deficiencies identified. The Company continues to address segregation of duties at the identified facilities.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits that have arisen in the ordinary course of our business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made. In our opinion, the outcome of these legal actions will not have a material adverse effect on our financial condition, cash flows or results of operations.

We have previously announced that we have received an informal inquiry from the staff of the SEC, requesting that Hawk voluntarily produce documents and information. The SEC staff is requesting information regarding Hawk’s preparations for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other information. In addition, the SEC is seeking information regarding transactions in Hawk’s common stock on June 30, 2006 by a stockholder that is not affiliated with the Company and the impact of those transactions as to when Hawk would be required to comply with Section 404, as well as communications between Hawk and third parties regarding Section 404 compliance. Hawk has also been contacted by the U.S. Department of Justice in Cleveland, Ohio in connection with the Department’s related investigation. Hawk is voluntarily cooperating with the government’s requests for documents and information.

ITEM 1A.  RISK FACTORS

We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 31, 2006, filed on Form 10-K on March 23, 2007 with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Hawk during the three months ended March 31, 2007 of equity securities registered by Hawk under the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)

1/1/07 to 3/31/07	11,965	$9.60	11,965	$3.9 million

(1)
On March 5, 2007, we announced that our board of directors authorized the repurchase of an aggregate of $4.0 million of our shares of Class A common stock in the open market, through privately negotiated transactions or otherwise in accordance with securities laws and regulations (the Plan).

(2)
The approximate value of shares that may be repurchased pursuant to the Plan is $3.9 million. The Plan will expire when the aggregate repurchase price limit is met, unless terminated earlier by our board of directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended March 31, 2007.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
___________
* Filed or Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2007      HAWK CORPORATION

By: /s/ RONALD E. WEINBERG
Ronald E. Weinberg
Chairman of the Board, CEO and President

By: /s/ JOSEPH J. LEVANDUSKI
Joseph J. Levanduski
Vice President & Chief Financial Officer