Form 10-Q
period 2007-06-30
HAWK CORP
filed 2007-08-09
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of July 31, 2007, the Registrant had the following number of shares of common stock outstanding:

Class A Common Stock, $0.01 par value:	8,969,339
Class B Common Stock, $0.01 par value:	None (0)

As used in this Form 10-Q, the terms “Company,” “Hawk,” “Registrant,” “we,” “us,” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of June 30, 2007.

HAWK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	June 30	December 31
	2007	2006
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$46,762	$6,177
Marketable securities	46,709	-
Accounts receivable, less allowance of $1,345 in 2007 and $1,052 in 2006	41,896	34,502
Inventories:
Raw materials	9,101	10,882
Work-in-process	15,313	13,599
Finished products	11,754	14,409
Total inventories	36,168	38,890
Deferred income taxes	2,465	2,472
Other current assets	4,158	4,607
Current assets of discontinued operations	-	87,313
Total current assets	178,158	173,961

Property, plant and equipment:
Land and improvements	1,125	510
Buildings and improvements	14,859	14,406
Machinery and equipment	84,645	81,397
Furniture and fixtures	8,460	8,087
Construction in progress	2,421	2,846
	111,510	107,246
Less accumulated depreciation	71,656	67,837
Total property, plant and equipment	39,854	39,409

Other assets:
Finite-lived intangible assets	7,521	7,884
Deferred income taxes	601	3,357
Other	4,251	4,643
Total other assets	12,373	15,884
Total assets	$230,385	$229,254

See notes to consolidated financial statements (unaudited).

	June 30	December 31
	2007	2006
	(Unaudited)	(Note 1)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$22,525	$23,023
Accrued compensation	7,168	6,678
Accrued interest	4,818	4,857
Accrued taxes	1,384	2,558
Other accrued expenses	7,038	6,176
Short-term debt	-	980
Current portion of long-term debt	114	127
Current liabilities of discontinued operations	-	12,795
Total current liabilities	43,047	57,194

Long-term liabilities:
Long-term debt	110,006	110,053
Deferred income taxes	1,027	1,025
Pension liabilities	4,733	4,727
Other accrued expenses	10,106	9,526
Total long-term liabilities	125,872	125,331

Shareholders' equity
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; 8,966,464 and 9,016,878 outstanding in 2007 and 2006, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized none issued or outstanding	-	-
Additional paid-in capital	53,403	53,492
Retained earnings (deficit)	12,802	(2,026)
Accumulated other comprehensive loss	(2,371)	(3,467)
Treasury stock, at cost, 221,286 and 170,872 shares in 2007 and 2006, respectively	(2,461)	(1,363)
Total shareholders' equity	61,466	46,729
Total liabilities and shareholders' equity	$230,385	$229,254

See notes to consolidated financial statements (unaudited).

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net sales	$58,940	$53,496	$117,107	$106,313
Cost of sales	44,832	41,923	88,266	85,810
Gross profit	14,108	11,573	28,841	20,503

Operating expenses:
Selling, technical and administrative expenses	8,616	7,464	17,819	16,130
Amortization of finite-lived intangible assets	182	124	363	248
Total operating expenses	8,798	7,588	18,182	16,378
Income from operations	5,310	3,985	10,659	4,125

Interest expense	(2,551)	(2,837)	(5,111)	(5,644)
Interest income	1,100	12	1,841	21
Other (expense) income, net	(44)	(45)	66	50
Income (loss) from continuing operations, before income taxes	3,815	1,115	7,455	(1,448)

Income tax provision (benefit)	1,902	633	3,494	(434)

Income (loss) from continuing operations, after income taxes	1,913	482	3,961	(1,014)
Income from discontinued operations, net of tax (benefit) expense of ($586) and $2,184 for the three and six months ended June 30, 2007 respectively, and $478 and $2,378 for the three and six months ended June 30, 2006	204	1,423	10,942	3,323

Net income	$2,117	$1,905	$14,903	$2,309

Earnings per share:
Basic earnings per share:
Income (loss) from continuing operations, after income taxes	$0.21	$0.05	$0.43	$(0.12)
Discontinued operations, after income taxes	0.02	0.16	1.22	0.37
Net earnings per basic share	$0.23	$0.21	$1.65	$0.25

Diluted earnings per share:
Income (loss) from continuing operations, after income taxes	$0.20	$0.05	$0.41	$(0.11)
Discontinued operations, after income taxes	0.02	0.15	1.17	0.35
Net earnings per diluted share	$0.22	$0.20	$1.58	$0.24

Average shares outstanding - basic	8,999	9,004	9,004	8,997

Average shares and equivalents outstanding - diluted	9,374	9,539	9,374	9,547

See notes to consolidated financial statements (unaudited).

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June
	2007	2006
Cash flows from operating activities
Net income	$14,903	$2,309
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations, net of tax	812	(3,323)
Gain on sale of discontinued operations, net of tax	(11,754)	-
Depreciation and amortization	4,177	3,785
Deferred income taxes	2,748	(17)
Amortization of discount on held to maturity securities	(775)	-
Loss on sale or disposal of fixed assets	47	39
Changes in operating assets and liabilites:
Accounts receivable	(6,901)	(11,509)
Inventories	2,951	(2,142)
Other assets	652	(76)
Accounts payable	(169)	1,384
Accrued expenses	317	3,835
Other liabilities and other	751	(1,008)
Net cash provided by (used in) operating activities of continuing operations	7,759	(6,723)
Net cash (used in) provided by operating activities of discontinued operations	(6,740)	6,320

Cash flows from investing activities
Proceeds from sale of discontinued operations	93,354	-
Purchases of held to maturity securities	(44,991)	-
Purchases of available for sale securities	(932)	-
Purchases of property, plant and equipment	(4,478)	(3,775)
Proceeds from sale of property, plant and equipment	-	4
Net cash provided by (used in) investing activities of continuing operations	42,953	(3,771)
Net cash used in investing activities of discontinued operations	(1,140)	(2,409)

Cash flows from financing activities
Proceeds from short-term debt	-	339
Payments on short-term debt	(995)	(649)
Proceeds from long-term debt	10,964	46,181
Payments on long-term debt	(11,012)	(41,283)
Stock options and issuance of treasury stock as compensation, net	970	472
Stock repurchase	(2,157)	-
Payments of preferred stock dividends	(75)	(75)
Net cash (used in) provided by financing activities of continuing operations	(2,305)	4,985
Net cash used in financing activities of discontinued operations	(14)	(133)
Effect of exchange rate changes on cash	72	246
Net cash provided by (used in) continuing operations	48,479	(5,263)
Net cash (used in) provided by discontinued operations	(7,894)	3,778
Net increase (decrease) in cash and cash equivalents	40,585	(1,485)
Cash and cash equivalents at beginning of period	6,177	6,761
Cash and cash equivalents at end of period	$46,762	$5,276

See notes to consolidated financial statements (unaudited).

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2007
(In Thousands, except share data)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (Company) for the year ended December 31, 2006.

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

2. Investments

The Company determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are reported at amortized cost with dividends, interest income and the amortization of any discount or premium reported in Interest income in the Consolidated Statement of Income.

Available-for-sale securities are reported at fair value with unrealized holding gains and losses, net of tax, included in other comprehensive income. The amortized cost of debt securities in this category is adjusted for the amortization of any discount or premium to maturity computed under the effective interest method. Dividend and interest income, including the amortization of any discount or premium, as well as realized gains or losses, are included in Interest income in the Consolidated Statement of Income. Both the cost of any security sold and the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific identification method.

Cash and cash equivalents on the Company’s Consolidated Balance Sheet as of June 30, 2007 includes $32,507 of available-for-sale securities with maturities of less than three months. The net increase in cash and cash equivalents reported in the Consolidated Statement of Cash Flows for the six months ended June 30, 2007 includes the net cash flows from purchases and maturities of available-for-sale and held-to-maturity securities of $538. Marketable securities on the Company’s Consolidated Balance Sheet as of June 30, 2007 consist of $45,766 of held-to-maturity securities and $943 of available-for-sale securities.

The following is a summary of the Company's available for sale securities and held-to-maturity securities as of June 30, 2007(1), by contractual maturity dates:

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Other debt securities - due in one year or less	33,450	-	-	33,450

	Held-to-Maturity Securities
	Amortized Cost (Net Carrying Amount)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Other debt securities - due in one year or less	45,766	-	26	45,740

(1) The Company held no investments in marketable securities during the six months ended June 30, 2006.

The Company has not recognized any realized gains or losses on sales of available-for-sale securities during the six month period ended June 30, 2007. The net adjustment to unrealized holding gains (losses) on available for sale securities included in other comprehensive income totaled $0 for the six month period ended June 30, 2007.

3. Intangible Assets
The components of finite-lived intangible assets are as follows:

	June 30, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Product certifications	$20,820	$13,299	$7,521	$20,820	$12,936	$7,884
Other intangible assets	2,575	2,575	-	2,575	2,575	-
	$23,395	$15,874	$7,521	$23,395	$15,511	$7,884

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

4. Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Net income	$2,117	$1,905	$14,903	$2,309
Amortization of prior service cost, net loss and transition obligation	150	-	300	-
Foreign currency translation income	462	800	796	(3)
Comprehensive income	$2,729	$2,705	$15,999	$2,306

5. Inventories

Inventories are stated at the lower of cost or market. Cost includes materials, labor and overhead and is determined by the first-in, first-out (FIFO) method.

6. Stock Compensation Plan

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

The Company recognized $95 and $171 of compensation expense for the three and six month periods ended June 30, 2007, respectively. Net cash proceeds from the exercise of stock options were $733 and $758 for the three and six months ended June 30, 2007, respectively. The intrinsic value of stock options exercised was $583 and $611 for the three and six months ended June 30, 2007, respectively. As of June 30, 2007 there was $784 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements under the Company’s stock compensation plans. The remaining cost is expected to be recognized over the next 5.0 years.

Stock-based option activity during the six months ended June 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2007	925,673	$5.73
Granted	57,000	11.80
Exercised	(123,477)	5.59
Forfeited or expired	(89,255)	7.24

Options outstanding at June 30, 2007	769,941	$6.03	5.4 yrs.	$4,644

Exercisable at June 30, 2007	599,741	$4.85	4.5 yrs.	$2,910

In conjunction with the sale of the Company’s precision components segment, 96,678 outstanding vested options were accounted for as terminated as of the date of the transaction. Under the termination provision of the plans, the affected employees had 90 days to exercise these outstanding vested option shares. All of those vested options have been exercised. Additionally, 49,080 options which were not vested as of the date of the transaction were accounted for as forfeited and are available for future grants in accordance with the provisions of the plans.

7. Discontinued Operations

During the fourth quarter of 2006, the Company made a strategic decision to focus its corporate resources on the friction products business and committed to a plan to sell its precision components segment, with operations in the United States and China. This segment manufactured a variety of powder metal and metal injected molded precision components used in industrial, consumer and other applications, such as pumps, motors and transmissions, lawn and garden equipment, appliances, small hand tools and telecommunications equipment. The sale of the precision components segment closed in the first quarter of 2007 and the Company received a preliminary purchase price of $94.2 million. Pursuant to the terms of the sales agreement, the purchase price was adjusted to reflect the actual net working capital at the closing date after contractually agreed upon audit periods. During the second quarter of 2007, the purchase price was finalized in accordance with the terms of the sales agreement and the Company made a payment to the purchaser of $268.

During the first quarter of 2007, the Company reported a gain on sale of the precision components segment of $15,023 ($11,754 net of tax). This gain is reported in Income from discontinued operations, net of tax in the Consolidated Statement of Income for the six months ended June 30, 2007. Basic earnings per share from discontinued operations, net of tax for the six months ended June 30, 2007 is comprised of $1.31 related to the aforementioned gain on sale and a loss of $.09 per share related to the activities of discontinued operations for the period. Diluted earnings per share from discontinued operations, net of tax for the six months ended June 30, 2007 is comprised of $1.25 related to the aforementioned gain on sale and a loss of $.08 per share related to the activities of discontinued operations for the period. There are no remaining assets or liabilities of the precision components segment classified as discontinued operations in the June 30, 2007 balance sheet.

On March 29, 2006, the Company entered into an agreement to sell the Monterrey, Mexico facility which was finalized in the fourth quarter of 2006. The Company received $100 in cash and a note receivable of $1,200 for the inventory and certain other assets of this facility, and recognized no gain or loss on the transaction. The note receivable is recorded in Other long-term assets in the Consolidated Balance Sheet at June 30, 2007 and December 31, 2006. There are no remaining assets or liabilities of the motor segment classified as discontinued operations in the December 31, 2006 balance sheet or in the balance sheet of any subsequent period.

Operating results from discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Net sales	$-	$25,320	$7,277	$53,322

(Loss) income from discontinued operations, before income taxes	$(382)	$1,901	$13,126	$5,701
Income tax (benefit) expense	(586)	478	2,184	2,378
Income from discontinued operations, net of tax	$204	$1,423	$10,942	$3,323

The assets and liabilities of the precision components segment which were classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, consisted of the following as of December 31, 2006:

December 31
2006
Cash	$54
Accounts receivable	13,495
Inventory	10,484
Other current assets	1,209
Property, plant and equipment	33,988
Intangible assets	28,083
Total assets of discontinued operations	$87,313

Accounts payable	$7,724
Other accrued expenses	4,378
Total debt	693
Total liabilities of discontinued operations	$12,795

8. Employee Benefits

A summary of the components of net periodic benefit cost of the Company’s defined benefit pension plans for the periods presented in the Consolidated statements of income is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Components of net periodic pension cost:	2007	2006	2007	2006
Service cost	$47	$209	$92	$627
Interest cost	432	438	851	876
Expected return on plan assets	(526)	(481)	(1,041)	(961)
Amortization of prior service cost	60	35	120	70
Pension settlement / curtailment	-	42	-	42
Recognized net actuarial loss	113	116	200	232
Net periodic pension cost of defined benefit plans	$126	$359	$222	$886

The Company previously disclosed in its Form 10-K for the year ended December 31, 2006 that it expected to contribute $894 in 2007 on a cash basis to fund its pension plans related to the 2006 plan year. The Company has contributed $361 related to the 2006 plan year through June 30, 2007. In addition, the Company previously disclosed in its Form 10-K for the year ended December 31, 2006 that it anticipated contributing $2,021 on a cash basis in 2007 to fund its pension plans for the 2007 plan year. The plan year 2007 contribution amount has been revised to $1,036, of which $531 has been contributed as of June 30, 2007.

9. Income Taxes

The effective income tax rate from continuing operations for the six months ended June 30, 2007 was 46.9% and for the six months ended June 30, 2006 the effective tax benefit rate was 30.0%. The Company’s effective tax rate is higher than the U.S. statutory rate primarily due to higher tax rates in the foreign jurisdictions in which we operate and the lack of state tax benefits for domestic entities in a net loss position. During the six months ended June 30, 2007, the Company recorded a one time benefit of $220 at a foreign subsidiary to adjust tax accounts to reflect anticipated tax liabilities and refunds. Excluding this benefit, the effective rate would have been 49.8% for the six months ended June 30, 2007.

With the sale of the precision components segment, the Company recorded a net decrease to deferred tax assets of $729 and a net decrease to deferred long-term assets of $2,122. As a result of the gain on the sale of the precision components segment, the Company utilized the majority of its net operating loss carryforwards available for federal tax purposes. The Company has also recorded a tax liability of $448 for state taxes associated with the gain.

The Company adopted the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an amendment of FASB Statement No. 109 (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company was not required to recognize any change in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of January 1, 2007 was $1,266, the recognition of which would have an effect of $989 on the effective tax rate. The balance of unrecognized tax benefits as of June 30, 2007 is $606.

In April, 2007, the Company received a favorable ruling on a state audit matter. As a result of that ruling, the Company’s unrecognized tax benefits decreased in the second quarter of 2007 by $665. The decrease relates to discontinued operations and therefore did not affect the effective tax rate from continuing operations. Given that the Company cannot predict whether any specific taxing jurisdiction will select the Company’s tax returns to review, it is impractical to determine the amounts which will otherwise be recorded in the effective rate over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. There are no ongoing audits for any taxing jurisdiction where the Company is subject to tax.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has approximately $65 and $56 accrued for the payment of interest and penalties at June 30, 2007 and 2006, respectively.

10. Earnings Per Share

Basic and diluted earnings per share are computed as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Income (loss) from continuing operations, after income taxes	$1,913	$482	$3,961	$(1,014)
Less: Preferred stock dividends	38	37	75	75
Income (loss) from continuing operations, after income taxes available to common shareholders	$1,875	$445	$3,886	$(1,089)

Net income	$2,117	$1,905	$14,903	$2,309
Less: Preferred stock dividends	38	37	75	75
Net income available to common shareholders	$2,079	$1,868	$14,828	$2,234

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	8,999	9,004	9,004	8,997
Diluted:
Basic weighted average shares outstanding	8,999	9,004	9,004	8,997
Dilutive effect of stock options	375	535	370	550
Diluted weighted average shares outstanding	9,374	9,539	9,374	9,547

Earnings (loss) per share:
Basic earnings (loss) from continuing operations, after income taxes	$0.21	$0.05	$0.43	$(0.12)
Discontinued operations	0.02	0.16	1.22	0.37
Net earnings per basic share	$0.23	$0.21	$1.65	$0.25

Diluted earnings (loss) from continuing operations, after income taxes	$0.20	$0.05	$0.41	$(0.11)
Discontinued operations	0.02	0.15	1.17	0.35
Net earning per diluted share	$0.22	$0.20	$1.58	$0.24

11. Business Segments

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

The performance racing segment engineers, manufactures and markets premium branded clutches, transmissions and driveline systems. The Company, through this segment, targets leading teams in the National Association for Stock Car Auto Racing (NASCAR), the American LeMans Racing Series (ALMS), and the weekend enthusiasts in the Sports Car Club of America (SCCA) and other road racing and oval track competition cars.

Information by segment is as follows:
	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Net sales to external customers:
Friction products	$55,342	$50,152	$109,517	$99,239
Performance racing	3,598	3,344	7,590	7,074
Consolidated	$58,940	$53,496	$117,107	$106,313

Depreciation and amortization: (1)
Friction products	$1,938	$1,730	$3,824	$3,450
Performance racing	70	58	134	116
Consolidated	$2,008	$1,788	$3,958	$3,566

Gross profit:
Friction products	$13,474	$11,029	$27,471	$19,166
Performance racing	634	544	1,370	1,337
Consolidated	$14,108	$11,573	$28,841	$20,503

Income (loss) from operations:
Friction products	$5,454	$4,500	$10,830	$4,844
Performance racing	(144)	(515)	(171)	(719)
Consolidated	$5,310	$3,985	$10,659	$4,125
____________

(1)
Depreciation and amortization outlined in this table does not include deferred financing amortization of $109 and $219 in the three and six months ended June, 2007, and $110 and $218 in the three and six months ended June 30, 2006, which is included in Interest expense in the Consolidated Statements of Income.

12. Supplemental Guarantor Information

Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Company’s senior notes. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.

The following supplemental consolidating condensed financial statements present:

•
Consolidating condensed balance sheets as of June 30, 2007 and December 31, 2006, consolidating condensed statements of income for the three and six months ended June 30, 2007 and 2006 and consolidating condensed statements of cash flows for the six months ended June 30, 2007 and 2006.

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

Supplemental Consolidating Condensed
Balance Sheet

	June 30, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$41,801	$61	$4,900	$-	$46,762
Marketable securities	45,766	-	943	-	46,709
Accounts receivable, net	-	17,450	24,446	-	41,896
Inventories, net	(486)	23,688	13,389	(423)	36,168
Deferred income taxes	2,107	-	358	-	2,465
Other current assets	1,829	1,110	1,219	-	4,158
Total current assets	91,017	42,309	45,255	(423)	178,158
Investment in subsidiaries	27,267	-	-	(27,267)	-
Inter-company advances, net	-	15,329	(15,325)	(4)	-
Property, plant and equipment, net	-	28,564	11,290	-	39,854
Other assets:
Finite-lived intangible assets	-	7,521	-	-	7,521
Other	3,523	1,035	294	-	4,852
Total other assets	3,523	8,556	294	-	12,373
Total assets	$121,807	$94,758	$41,514	$(27,694)	$230,385
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$(206)	$11,314	$11,417	$-	$22,525
Accrued compensation	1,829	2,937	2,402	-	7,168
Accrued interest	4,818	-	-	-	4,818
Accrued taxes	400	130	962	(108)	1,384
Other accrued expenses	2,484	2,826	1,719	9	7,038
Short-term debt	-	-	-	-	-
Current portion of long-term debt	-	-	114	-	114
Total current liabilities	9,325	17,207	16,614	(99)	43,047
Long-term liabilities:
Long-term debt	110,000	1	5	-	110,006
Deferred income taxes	-	-	1,027	-	1,027
Other	1,029	10,257	3,553	-	14,839
Inter-company advances, net	(76,565)	69,008	7,873	(316)	-
Total long-term liabilities	34,464	79,266	12,458	(316)	125,872
Shareholders’ equity	78,018	(1,715)	12,442	(27,279)	61,466
Total liabilities and shareholders’ equity	$121,807	$94,758	$41,514	$(27,694)	$230,385

Supplemental Consolidating Condensed
Balance Sheet

	December 31, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$500	$55	$5,622	$-	$6,177
Accounts receivable, net	-	14,500	20,002	-	34,502
Inventories, net	(762)	27,431	12,862	(641)	38,890
Deferred income taxes	2,202	1	269	-	2,472
Other current assets	1,678	680	2,250	(1)	4,607
Assets of discontinued operations	-	84,221	3,147	(55)	87,313
Total current assets	3,618	126,888	44,152	(697)	173,961
Investment in subsidiaries	793	-	-	(793)	-
Inter-company advances, net	-	12,250	(12,258)	8	-
Property, plant and equipment, net	-	29,355	10,054	-	39,409
Other assets:
Finite-lived intangible assets	-	7,884	-	-	7,884
Other	4,713	3,017	270	-	8,000
Total other assets	4,713	10,901	270	-	15,884
Total assets	$9,124	$179,394	$42,218	$(1,482)	$229,254
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$(584)	$10,653	$12,954	$-	$23,023
Accrued compensation	1,463	3,352	1,863	-	6,678
Accrued interest	4,858	(1)	-	-	4,857
Accrued taxes	1,671	205	876	(194)	2,558
Other accrued expenses	946	4,112	1,118	-	6,176
Short-term debt	-	-	980	-	980
Current portion of long-term debt	-	-	127	-	127
Liabilities of discontinued operations	-	12,335	477	(17)	12,795
Total current liabilities	8,354	30,656	18,395	(211)	57,194
Long-term liabilities:
Long-term debt	110,000	-	53	-	110,053
Deferred income taxes	-	-	1,025	-	1,025
Other	305	10,427	3,521	-	14,253
Inter-company advances, net	(177,580)	167,409	10,637	(466)	-
Total long-term liabilities	(67,275)	177,836	15,236	(466)	125,331
Shareholders’ equity	68,045	(29,098)	8,587	(805)	46,729
Total liabilities and shareholders’ equity	$9,124	$179,394	$42,218	$(1,482)	$229,254

Supplemental Consolidating Condensed
Statement of Income

	Three Months Ended June 30, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$38,267	$23,204	$(2,531)	$58,940
Cost of sales	-	28,761	18,602	(2,531)	44,832
Gross profit	-	9,506	4,602	-	14,108
Operating expenses:
Selling, technical and administrative expenses	-	6,936	1,680	-	8,616
Amortization of intangibles	-	182	-	-	182
Total operating expenses	-	7,118	1,680	-	8,798
Income from operations	-	2,388	2,922	-	5,310
Interest income (expense), net	-	(1,528)	77	-	(1,451)
Income from equity investee	2,166	1,334	-	(3,500)	-
Other income (expense), net	-	51	(95)	-	(44)
Income from continuing operations, before income taxes	2,166	2,245	2,904	(3,500)	3,815
Income tax provision	-	533	1,369	-	1,902
Income from continuing operations, after income taxes	2,166	1,712	1,535	(3,500)	1,913
Discontinued operations, net of tax	(49)	454	(201)	-	204
Net income	$2,117	$2,166	$1,334	$(3,500)	$2,117

Supplemental Consolidating Condensed
Statement of Income

	Three Months Ended June 30, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$37,600	$19,612	$(3,716)	$53,496
Cost of sales	-	30,262	15,377	(3,716)	41,923
Gross profit	-	7,338	4,235	-	11,573
Operating Expenses:
Selling, technical and administrative expenses	(288)	6,265	1,487	-	7,464
Amortization of intangibles	-	124	-	-	124
Total operating expenses	(288)	6,389	1,487	-	7,588
(Loss) income from operations	288	949	2,748	-	3,985
Interest income (expense), net	892	(3,730)	13	-	(2,825)
Income from equity investee	1,336	1,559	-	(2,895)	-
Other income (expense), net	30	(26)	(49)	-	(45)
Income (loss) from continuing operations, before income taxes	2,546	(1,248)	2,712	(2,895)	1,115
Income tax provision (benefit)	641	(1,181)	1,173	-	633
Income (loss) from continuing operations, after income taxes	1,905	(67)	1,539	(2,895)	482
Discontinued operations, net of tax	-	1,403	20	-	1,423
Net income	$1,905	$1,336	$1,559	$(2,895)	$1,905

Supplemental Consolidating Condensed
Statement of Income

	Six Months Ended June 30, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$76,208	$46,092	$(5,193)	$117,107
Cost of sales	-	57,474	35,985	(5,193)	88,266
Gross profit	-	18,734	10,107	-	28,841
Operating expenses:
Selling, technical and administrative expenses	-	14,523	3,296	-	17,819
Amortization of intangibles	-	363	-	-	363
Total operating expenses	-	14,886	3,296	-	18,182
Income from operations	-	3,848	6,811	-	10,659
Interest income (expense), net	-	(3,341)	71	-	(3,270)
Income from equity investee	4,297	3,876	-	(8,173)	-
Other income, net	-	67	(1)	-	66
Income from continuing operations, before income taxes	4,297	4,450	6,881	(8,173)	7,455
Income tax provision	-	713	2,781	-	3,494
Income from continuing operations, after income taxes	4,297	3,737	4,100	(8,173)	3,961
Discontinued operations, net of tax	10,606	560	(224)	-	10,942
Net income	$14,903	$4,297	$3,876	$(8,173)	$14,903

Supplemental Consolidating Condensed
Statement of Income

	Six Months Ended June 30, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$76,188	$37,572	$(7,447)	$106,313
Cost of sales	-	64,238	29,019	(7,447)	85,810
Gross profit	-	11,950	8,553	-	20,503
Operating Expenses:
Selling, technical and administrative expenses	101	13,063	2,966	-	16,130
Amortization of intangibles	-	248	-	-	248
Total operating expenses	101	13,311	2,966	-	16,378
(Loss) income from operations	(101)	(1,361)	5,587	-	4,125
Interest income (expense), net	1,783	(7,397)	(9)	-	(5,623)
Income from equity investee	1,392	3,147	-	(4,539)	-
Other income (expense), net	30	81	(61)	-	50
Income (loss) from continuing operations, before income taxes	3,104	(5,530)	5,517	(4,539)	(1,448)
Income tax provision (benefit)	795	(3,571)	2,342	-	(434)
Income (loss) from continuing operations, after income taxes	2,309	(1,959)	3,175	(4,539)	(1,014)
Discontinued operations, net of tax	-	3,351	(28)	-	3,323
Net income	$2,309	$1,392	$3,147	$(4,539)	$2,309

Supplemental Consolidating Condensed
Cash Flows Statement

	Six Months Ended June 30, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(5,800)	$9,691	$3,868	$-	$7,759
Net cash used in operating activities of discontinued operations	-	(6,272)	(468)	-	(6,740)
Cash flows from investing activities:
Purchases of held to maturity securities	(44,991)	-	-	-	(44,991)
Purchases of available for sale securities	-	-	(932)		(932)
Purchases of property, plant and equipment	-	(2,259)	(2,219)	-	(4,478)
Proceeds from sale of discontinued operations	93,354				93,354
Net cash provided by (used in) investing activities of continuing operations	48,363	(2,259)	(3,151)	-	42,953
Net cash used in investing activities of discontinued operations	-	(1,140)	-	-	(1,140)
Cash flows from financing activities:
Payments on short-term debt	-	-	(995)	-	(995)
Proceeds from long-term debt	10,964	-	-	-	10,964
Payments on long-term debt	(10,964)	-	(48)	-	(11,012)
Stock options and issuance of treasury stock as compensation, net	970	-	-	-	970
Stock repurchase	(2,157)	-	-	-	(2,157)
Payments of preferred stock dividend	(75)	-	-	-	(75)
Net cash used in financing activities of continuing operations	(1,262)	-	(1,043)	-	(2,305)
Net cash used in financing activities of discontinued operations	-	(14)	-	-	(14)
Effect of exchange rate changes on cash	-	-	72	-	72
Net cash provided by (used in) continuing operations	41,301	7,432	(254)	-	48,479
Net cash used in discontinued operations	-	(7,426)	(468)	-	(7,894)
Net increase (decrease) in cash and cash equivalents	41,301	6	(722)	-	40,585
Cash and cash equivalents, at beginning of period	500	55	5,622	-	6,177
Cash and cash equivalents, at end of period	$41,801	$61	$4,900	$-	$46,762

Supplemental Consolidating Condensed
Cash Flows Statement

	Six Months Ended June 30, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(5,062)	$(3,050)	$1,389	$-	$(6,723)
Net cash provided by operating activities of discontinued operations	-	6,400	(80)	-	6,320
Cash flows from investing activities:
Purchases of property, plant and equipment	-	(1,338)	(2,437)	-	(3,775)
Proceeds from sale of property, plant and equipment	-	4	-	-	4
Net cash used in investing activities of continuing operations	-	(1,334)	(2,437)	-	(3,771)
Net cash used in investing activities of discontinued operations	-	(1,900)	(509)	-	(2,409)
Cash flows from financing activities
Proceeds from short-term debt	-	-	339	-	339
Payments on short-term debt	-	-	(649)	-	(649)
Proceeds from long-term debt	46,181	-	-	-	46,181
Payments on long-term debt	(41,222)	-	(61)	-	(41,283)
Stock options and issuance of treasury stock as compensation, net	472	-	-	-	472
Payments of preferred stock dividend	(75)	-	-	-	(75)
Net cash provided by (used in) financing activities of continuing operations	5,356	-	(371)	-	4,985
Net cash used in financing activities of discontinued operations	-	(102)	(31)	-	(133)
Effect of exchange rate changes on cash	-	-	246	-	246
Net cash provided by continuing operations	294	(4,384)	(1,173)	-	(5,263)
Net cash used in discontinued operations	-	4,398	(620)	-	3,778
Net increase in cash and cash equivalents	294	14	(1,793)	-	(1,485)
Cash and cash equivalents, at beginning of period	-	39	6,722	-	6,761
Cash and cash equivalents, at end of period	$294	$53	$4,929	$-	$5,276

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

Friction Products

We believe that, based on net sales, we are one of the top worldwide manufacturers of friction products used in off-highway, on-highway, industrial, agricultural, performance and aerospace applications. Our friction products segment manufactures parts and components made from proprietary formulations of composite materials, primarily consisting of metal powders and synthetic and natural fibers. Friction products are used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Our friction products include parts for brakes, clutches and transmissions used in construction and mining vehicles, agricultural vehicles, military vehicles, trucks, motorcycles and race cars, and brake parts for landing systems used in commercial and general aviation. We believe we are:

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

•
a leading domestic supplier of friction products into performance, defense and specialty markets such as motorcycles, race cars, performance, defense automobiles, military Humvee, ATV’s and snowmobiles.

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

The following chart shows our net sales by market segment through the six months ending June 30, 2007:

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. We base our estimates and assumptions on historical experience and other factors that we consider relevant. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material. However, historically our estimates have not been materially different from actual results. Our critical accounting policies include the following:

•
Marketable Securities. Marketable securities other than cash and cash equivalents include available-for-sale and held-to-maturity debt securities. The Company reports its available-for-sale securities at fair value in the Consolidated Balance Sheet with unrealized holding gains and losses, net of tax, included in other comprehensive income. Dividend and interest income, including the amortization of any discount or premium, as well as realized gains or losses, are included in Interest income in the Consolidated Statement of Income. The Company reports its held-to-maturity securities at amortized cost in the Consolidated Balance Sheet and includes dividends, interest income and the amortization of any discount or premium in Interest income in the Consolidated Statement of Income. The Company periodically evaluates its investments for other-than-temporary impairment.

•	Revenue Recognition. We recognize revenues when products are shipped and title has transferred to our customer.

•
Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future undiscounted cash flows are highly subjective judgments based on our experience and knowledge of our operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. We did not record any impairment charges to our tangible or indefinite lived intangible assets in the three or six months periods ended June 30, 2007 or 2006.

•
Pension Benefits. Effective December 31, 2006 we account for our defined benefit pension plans in accordance with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No 87, 88, 106 and 132 which requires the recognition of the overfunded or underfunded status of a plan as an asset or liability in the statement of financial position and the recognition of changes in the funded status in the year in which the changes occur through comprehensive income. Pension expense continues to be recognized in financial statements on an actuarial basis. The most significant elements in determining our pension income (expense) are the expected return on plan assets and appropriate discount rates. We assumed that the expected weighted average long-term rate of return on plan assets would be 8.2% for 2007. Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable. However, should the rate of return differ materially from our assumed rate we could experience a material adverse effect on the funded status of our plans and our future pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This calculation produces the expected return on plan assets that is included in pension income (expense). The difference between this expected return and the actual return on plan assets is recorded to comprehensive income. Net periodic benefit cost was $0.2 million for the six months ended June 30, 2007 and $0.9 million for the six months ended June 30, 2006.

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

We have adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we were not required to recognize any change in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of January 1, 2007 was $1.2 million, the recognition of which would have an effect of $0.9 million on our effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We had approximately $0.1 million and $0.1 million accrued for the payment of interest and penalties at June 30, 2007 and 2006, respectively.

•
Foreign Currency Translation and Transactions. Assets and liabilities of our foreign operations are translated using period-end exchange rates and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in Accumulated other comprehensive loss in Shareholders’ equity in our Consolidated Balance Sheet. Other comprehensive income included translation gains of $0.8 million for the six months ended June 30, 2007. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Sales or purchases in foreign currencies, other than the subsidiary’s local currency, are exchanged at the date of the transaction. The effect of transaction gains or losses is included in Other (expense) income, net in our Consolidated Statements of Income. Foreign currency transaction gains and losses were not material to the results of operations for the six months ended June 30, 2007 and 2006.

•	Recent Accounting Developments.

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

•
Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) contains provisions requiring an annual assessment by management, as of the end of the fiscal year, of the effectiveness of internal control for financial reporting. Section 404 also requires attestation and reporting by our independent Registered Public Accounting Firm on management’s assessment as well as other control-related matters. financial reporting until fiscal years ending on or after December 15, 2007 for non-accelerated filers.

As of June 30, 2007, we are an accelerated filer beginning with our, Form 10-K 2007. Compliance with Section 404 is required as of December 31, 2007. Our compliance initiative is proceeding and we anticipate being compliant with Section 404 as of December 31, 2007.

Second Quarter of 2007 Compared to Second Quarter of 2006

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

Net Sales. Our consolidated net sales for the second quarter of 2007 were $58.9 million, an increase of $5.4 million or 10.1% from the same period in 2006. We experienced sales increases in our friction products segment, primarily as a result of pricing actions, strong economic conditions in most of our end markets, continued market share gains and new product introductions during the period. Net sales from our foreign facilities represented 35.7% of our total net sales for the second quarter of 2007 compared to 31.5% for the comparable period of 2006. The effect of foreign currency exchange rates accounted for 2.5% of the total net sales increase of 10.1% during the quarter.

	Three Months Ended June 30
Net Segment Sales:	2007	2006	$ Change	% Change
	(dollars in millions)
Friction products	$55.3	$50.2	$5.1	10.2%
Performance racing	3.6	3.3	0.3	9.1%
Consolidated	$58.9	$53.5	$5.4	10.1%

•
Friction Products. Net sales in the friction products segment, our largest segment, were $55.3 million in the second quarter of 2007, an increase of $5.1 million, or 10.2%, compared to $50.2 million in 2006. As a result of customer price increases, new business awards, general economic strength and market share gains, we experienced sales increases in most of our major markets, including construction and mining, aerospace and defense, agriculture, specialty friction, and performance automotive. As expected, sales to our heavy truck market declined in the second quarter of 2007 compared to the second quarter of 2006 due to the implementation of the new vehicle emission control standards at the beginning of 2007. The friction products segment continued to experience strong sales growth from our operations in Italy and China during the second quarter of 2007 compared to the comparable prior year period.

•
Performance Racing. Net sales in our performance racing segment in the second quarter of 2007 were $3.6 million, an increase of 9.1% compared to net sales of $3.3 million in the comparable period of 2006. The increase in revenues was primarily attributable to sales of product for the “Car of Tomorrow” concept car introduced on a limited scale by NASCAR for the 2007 race season.

Gross Profit.  Gross profit increased $2.5 million to $14.1 million during the second quarter of 2007, a 21.5% increase compared to gross profit of $11.6 million for the comparable period of 2006. Our gross profit margin improved to 23.9% of our net sales in the second quarter of 2007 compared to 21.7% of our net sales for the comparable period of 2006. The increase is primarily the result of margin improvement from volume related absorption of fixed overhead, operating improvements at our friction products facility in Tulsa and pricing actions. This increase was partially offset by increases in incentive compensation and depreciation expense during the second quarter of 2007 compared to the second quarter of 2006.

	Three Months Ended March 31
Gross Profit Margin:	2007	2006	Change
Friction products	24.4%	22.1%	2.3%
Performance racing	16.7%	15.2%	1.5%
Consolidated	23.9%	21.7%	2.2%

•
Friction Products. Our friction products segment reported gross profit of $13.5 million or 24.4% of its net sales for the second quarter of 2007 compared to $11.1 million or 22.1% of its net sales for 2006. The 2.3% increase in our gross profit margin was primarily the result of pricing actions, increased production flow and improved control of manufacturing expenses as the Tulsa facility benefited from improved manufacturing efficiencies and margin improvements from volume related absorption of fixed overhead.

•
Performance Racing. Our performance racing segment reported gross profit of $0.6 million for the second quarter of 2007 compared to $0.5 million in the comparable quarter of 2006. Our gross margin increased to 16.7% of net sales for the second quarter of 2007 compared to 15.2% for 2006. The 1.5% increase in the gross margin was primarily the result of favorable product mix.

Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses increased $1.1 million, or 14.7%, to $8.6 million for the second quarter of 2007 from $7.5 million during the second quarter of 2006. As a percentage of net sales, ST&A increased to 14.6% for the second quarter of 2007 compared to 14.0% for 2006. The increase in ST&A expenses resulted primarily from an increase in employee incentive compensation expense during the quarter in addition to $0.4 million of legal costs during the second quarter of 2007 related to the previously announced Securities and Exchange Commission (the SEC) and Department of Justice (DOJ) investigations. We spent $1.3 million, or 2.2% of our net sales on product research and development for the second quarter of 2007 compared to $1.1 million or 2.1% of our net sales for 2006.

Income from Operations. Income from operations was $5.3 million for the second quarter of 2007, an increase of $1.3 million, compared to $4.0 million during the comparable period of 2006. Income from operations as a percentage of net sales increased to 9.0% for the second quarter of 2007 from 7.5% in the comparable period of 2006. The increase was primarily the result of pricing actions, and margin improvements from volume related absorption of fixed overhead and operational improvements at our Tulsa facility. This improvement was partially offset by the aforementioned incentive compensation expense, depreciation expense and legal costs.

As a result of the items discussed above, income from operations at each of our segments was as follows:

	Three Months Ended June 30
Income (loss) from operations by segment:	2007	2006	$ Change
	(dollars in millions)
Friction products	$5.4	$4.5	$0.9
Performance racing	(0.1)	(0.5)	0.4
Consolidated	$5.3	$4.0	$1.3

Interest Expense. Interest expense decreased $0.2 million during the second quarter of 2007 to $2.6 million from $2.8 million in the comparable period of 2006. Lower levels of total borrowings during the second quarter of 2007 were the primary reason for the decrease. Included as a component of interest expense in our financial statements is the amortization of deferred financing costs. Amortization of deferred financing costs included in interest expense was $0.1 million for the second quarter of 2007 and 2006.

Interest Income. As a result of the sale of our precision components segment on February 2, 2007, we have invested the proceeds of the sale into various short-term interest bearing investments. As a result of these investments, interest income was $1.1 million during the second quarter of 2007. There was no related interest income in the comparable period of 2006.

Income Taxes. We recorded a tax provision for our continuing operations of $1.9 million for the second quarter of 2007 compared to $0.6 million in the comparable period of 2006. Our effective income tax rate during the quarter of 49.9% differs from the current federal U.S. statutory rate of 35.0%, primarily as a result of higher tax rates in the foreign jurisdictions in which we operate compared to the tax rate of our domestic operations and the lack of state tax benefits for domestic entities in a net loss position for the second quarter of 2007 and 2006. Our worldwide interim provision for income taxes is based on anticipated annual tax rates for the year applied to all of our sources of income.

Discontinued Operations, net of tax. In the fourth quarter of 2006, we committed to a plan to divest our precision components segment operations. On February 2, 2007, we sold the precision components segment. Additionally, in the fourth quarter of 2003, we committed to a plan to divest our motor segment operations. As of December 31, 2006 all activities of the motor segment ceased. In accordance with U.S. GAAP, we have accounted for both of these business segments in our financial statements on the line item Discontinued operations, net of tax. The operating activity of the precision components segment is reflected in the following summary of results of our discontinued operations for the three months ended June 30, 2007 and 2006. The activities of the motor segment are reflected in our discontinued operations for the three months ended June 30, 2006 only. An analysis of Discontinued Operations is contained in Note 7 “Discontinued Operations” in the accompanying unaudited Consolidated Financial Statements of this Form 10-Q.

	Three Months Ended June 30
	2007	2006
	(dollars in millions)
Net sales	$-	$25.3

Income from discontinued operations, net of tax	$0.2	$1.4

Net Income. As a result of the factors noted above, we reported net income of $2.1 million in the three months ended June 30, 2007 compared to net income of $1.9 million in 2006.

First Six Months of 2007 Compared to First Six Months of 2006

Net Sales. Our consolidated net sales for the six months period ending June 30, 2007 were $117.1 million, an increase of $10.8 million or 10.2% from the same period in 2006. We experienced sales increases in our friction products segment, primarily as a result of pricing actions, strong economic conditions in most of our end markets, continued market share gains and new product introductions during the period. Net sales from our foreign facilities represented 35.6% of our total net sales for the six months period ending June 30, 2007 compared to 30.5% for the comparable period of 2006. The effect of foreign currency exchange rates accounted for 2.8% of the total net sales increase of 10.2% during the six months ended June 30, 2007.

	Six Months Ended June 30
Net Segment Sales:	2007	2006	$ Change	% Change
	(dollars in millions)
Friction products	$109.5	$99.2	$10.3	10.4%
Performance racing	7.6	7.1	0.5	7.0%
Consolidated	$117.1	$106.3	$10.8	10.2%

•
Friction Products. Net sales in the friction products segment were $109.5 million in the first six months of 2007, an increase of $10.3 million, or 10.4%, compared to $99.2 million in 2006. As a result of customer price increases, new business awards, general economic strength, market share gains, we experienced sales increases in most of our major markets, including construction and mining, agriculture, aerospace and defense, agriculture, specialty friction, and performance automotive. As expected, sales to our heavy truck market declined in the six month period ended June 30, 2007 compared to the comparable prior year period due to the implementation of the new vehicle emission control standards at the beginning of 2007. The friction products segment experienced strong sales growth from our operations in Italy and China during the six month period of 2007compared to the comparable prior year period.

•
Performance Racing. Net sales in our performance racing segment were $7.6 million, an increase of 7.0% compared to net sales of $7.1 million in the comparable period of 2006. The increase in revenues was primarily attributable to the “Car of Tomorrow” concept car introduced on a limited scale by NASCAR for the 2007 race season.

Gross Profit.  Gross profit increased $8.3 million to $28.8 million during the first six months of 2007, a 40.5% increase compared to gross profit of $20.5 million for the comparable period of 2006. Our gross profit margin improved to 24.6% of our net sales in the first six months of 2007 compared to 19.3% of our net sales for the comparable period of 2006. The increase is primarily the result of margin improvement from volume related absorption of fixed overhead, operating improvements at our friction products facility in Tulsa and pricing actions. This increase was partially offset by increases in incentive compensation and depreciation expense during six months ended June 30, 2007 compared to the comparable prior year period.

	Six Months Ended June 30
Gross Profit Margin:	2007	2006	Change
Friction products	25.1%	19.4%	5.7%
Performance racing	17.1%	18.3%	-1.2%
Consolidated	24.6%	19.3%	5.3%

•
Friction Products. Our friction products segment reported gross profit of $27.5 million, or 25.1%, of its net sales for the first six months of 2007 compared to $19.2 million, or 19.4%, of its net sales for 2006. The 5.7% increase in our gross profit margin was primarily the result of pricing actions, increased production flow and improved control of manufacturing expenses as the Tulsa facility benefited from improved manufacturing efficiencies and margin improvements from volume related absorption of fixed overhead. This increase was partially offset by increases in incentive compensation and depreciation expense during the period.

•
Performance Racing. Our performance racing segment reported flat gross profit of $1.3 million for the first six months of 2007 and 2006. Our gross margin fell to 17.1% of net sales for the first six months of 2007 compared to 18.3% for 2006. The 1.2% decrease in the gross margin was primarily the result of less favorable product mix.

ST&A Expenses. ST&A expenses increased $1.7 million, or 10.6%, to $17.8 million for the first six months of 2007 from $16.1 million during the first six months of 2006. As a percentage of net sales, ST&A increased to 15.2% for the first six months of 2007 compared to 15.1% for 2006. The increase in ST&A expenses resulted primarily from an increase in employee incentive compensation expense during the six months ended June 30, 2007 in addition to $0.9 million of legal costs during the six months ended June 30, 2007 related to the previously announced SEC and DOJ investigations. We spent $2.5 million, or 2.2% of our net sales on product research and development for the first six months of 2007 compared to $2.3 million or 2.2% of our net sales for 2006.

Income from Operations. Income from operations was $10.7 million for the first six months of 2007, an increase of $6.6 million, compared to $4.1 million during the comparable period of 2006. Income from operations as a percentage of net sales increased to 9.1% for the first six months of 2007 from 3.9% in the comparable period of 2006. The increase was primarily the result of pricing actions, and margin improvements from volume related absorption of fixed overhead and operational improvements at our Tulsa facility. This improvement was partially offset by the aforementioned employee incentive compensation expense, depreciation expense and legal costs.

As a result of the items discussed above, income from operations at each of our segments was as follows:

	Six Months Ended June 30
Income (loss) from operations by segment:	2007	2006	$ Change
	(dollars in millions)
Friction products	$10.8	$4.8	$6.0
Performance racing	(0.1)	(0.7)	0.6
Consolidated	$10.7	$4.1	$6.6

Interest Expense. Interest expense decreased $0.5 million during the six month period ended June 30, 2007 to $5.1 million from $5.6 million in the comparable period of 2006. Lower levels of total borrowings during the period was the primary reason for the decrease. Included as a component of interest expense in our financial statements is the amortization of deferred financing costs. Amortization of deferred financing costs included in interest expense was $0.2 million for the six months ended June 30, 2007 and 2006.

Interest Income. As a result of the sale of our precision components segment on February 2, 2007, we have invested the proceeds of the sale into various short-term interest bearing investments. As a result of these investments, interest income was $1.8 million during the six months ended June 30, 2007. There was no related interest income in the comparable period of 2006.

Income Taxes. We recorded a tax provision for our continuing operations of $3.5 million for the six months ended June 30, 2007 compared to a tax benefit of $0.4 million in the comparable period of 2006. Our effective income tax rate of 46.9% differs from the current federal U.S. statutory rate of 35.0%, primarily as a result of higher tax rates in the foreign jurisdictions in which we operate compared to the tax rate of our domestic operations and the lack of state tax benefits for domestic entities in a net loss position for the six months ended June 30, 2007 and 2006. Our worldwide provision for income taxes is based on annual tax rates for the year applied to all of our sources of income. During the six months ended June 30, 2007, we recorded a one-time benefit of $0.2 million at a foreign subsidiary to adjust tax accounts to reflect anticipated tax liabilities and refunds. Excluding this benefit, the effective rate would have been 49.6% for the six months ended June 30, 2007.

Discontinued Operations, net of tax. In the fourth quarter of 2006, we committed to a plan to divest our precision components segment operations. On February 2, 2007, we sold the precision components segment. Additionally, in the fourth quarter of 2003, we committed to a plan to divest our motor segment operations. As of December 31, 2006 all activities of the motor segment ceased. In accordance with U.S. GAAP, we have accounted for both of these business segments in our financial statements on the line item “Discontinued operations, net of tax.” The operating activity of the precision components segment is reflected in the following summary of results of our discontinued operations for the six months ended June 30, 2007 and 2006. The activities of the motor segment are reflected in our discontinued operations for the six months ended June 30, 2006 only. An analysis of Discontinued Operations is contained in Note 7 “Discontinued Operations” in the accompanying unaudited Consolidated Financial Statements of this Form 10-Q.

	Six Months Ended June30
	2007	2006
	(dollars in millions)
Net sales	$7.3	$53.3

Income from discontinued operations, net of tax	$10.9	$3.3

Net Income. As a result of the factors noted above, we reported net income of $14.9 million in the six months ended June 30, 2007 compared to net income of $2.3 million in 2006.

Liquidity and Capital Resources

Our primary financing requirements are:

•	for capital expenditures for maintenance, replacement and acquisition of equipment, expansion of capacity, productivity improvements and product development,
•	for funding our day-to-day working capital requirements, and
•	to pay interest on, and to repay principal of, our indebtedness.
Our primary source of funds for conducting our business activities and servicing its indebtedness has been cash generated from operations, and borrowings under our bank facility and our senior notes and recently from the sale proceeds of the precision components segment. The following selected measures of liquidity and capital resources outline various metrics that are reviewed by our management and are provided to enhance the understanding of our business.

Selected Measures of Liquidity and Capital Resources from Continuing Operations
	June 30
	2007	2006
	(dollars in millions)
Cash and cash equivalents	$46.8	$5.3
Marketable securities	$46.7	$-
Working capital (1)	$135.1	$120.1
Current ratio (2)	4.1 to 1.0	3.0 to 1.0
Net debt as a % of capitalization (3)	21.3%	72.3%
Average number of days sales in accounts receivable	69 days	68 days
Average number of days sales in inventory	79 days	91 days

(1)	Working capital is defined as current assets minus current liabilities.
(2)	Current ratio is defined as current assets divided by current liabilities.
(3)	Net debt is defined as long-term debt, including current portion, and short-term borrowings, less cash and marketable securities. Capitalization is defined as net debt plus shareholders’ equity.

The overall increase in cash and cash equivalents between periods is primarily due to the sale of our precision components segment during the first quarter of 2007 and the corresponding receipt of the cash purchase price. During the six months ended June 30, 2007, we invested a portion of the proceeds received from the sale of our precision components segment in marketable securities. As of June 30, 2007, we reported $32.5 million of investments in Cash and cash equivalents and $46.7 million of investments in Marketable securities in our Consolidated Balance Sheet. Our investments generally have a maturity of six months or less at the date of purchase; the latest maturity date for marketable securities held by us as of June 30, 2007 is May 12, 2008.

As part of our working capital management program, we review certain working capital measures on a continuous basis. The $15 million increase in our net working capital from June 30, 2006 resulted primarily from increased receivables resulting from our increased sales volumes during the period. Our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover, respectively. The number of days sales outstanding in accounts receivable at the period ended June 30, 2007 was 69 days compared to 68 days at June 30, 2006. The increase is mainly attributable to the sales increases during recent months. Average inventory days decreased to 79 days at the six months ended June 30, 2007 as compared to 91 days at 2006. Our overall inventory investment has decreased approximately $3.5 million at the six month period ended June 30, 2007 as compared to 2006 levels, primarily due to a focus on lean manufacturing techniques and continued operational performance improvements during the recent period.

Contractual Obligations and Other Commercial Commitments

There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2006. The table excludes our liability for unrecognized tax benefits, which totaled $0.6 million as of June 30, 2007 and $1.3 million as of December 31, 2006, since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

Debt

The following table summarizes the components of our indebtedness:

	June 30	December 31
	2007	2006
	(dollars in millions)
Short-term debt	$-	$1.0
Senior notes	110.0	110.0
Bank facility	-	-
Other	0.1	0.2
Total debt	$110.1	$111.2

At June 30, 2007, there were no amounts borrowed under our bank facility and $1.1 million of letters of credit outstanding under our letter of credit sub-facility. At June 30, 2007, we had $20.7 million available to borrow under the $30.0 million bank facility based on the eligible collateral of our continuing operations less the letters of credit outstanding. There were no borrowings under credit facilities with local financial institutions at our facilities in Italy and China as of June 30, 2007.

As of June 30, 2007, we were in compliance with the provisions of all of our debt instruments.

Cash Flow

The following table summarizes the major components of cash flow:

	Six Months Ended June 30
	2007	2006
	(dollars in millions)
Cash provided by (used in) operating activities of continuing operations	$7.8	$(6.7)
Cash provided by (used in) investing activities of continuing operations	42.9	(3.8)
Cash (used in) provided by financing activities of continuing operations	(2.3)	5.0
Effect of exchange rates on cash	0.1	0.2
Cash (used in) provided by discontinued operations	(7.9)	3.8
Net increase (decrease) in cash and cash equivalents	$40.6	$(1.5)

At June 30, 2007, we had cash and cash equivalents of $46.8 million compared to $5.3 million at June 30, 2006. The cash and cash equivalents on the consolidated balance sheet at June 30, 2007 is comprised of a portion of the net proceeds from the precision components segment sales transaction that closed in the period ended June 30, 2007 and cash held at our foreign operations. The cash on the consolidated balance sheet at June 30, 2006 was primarily held at our foreign operations. Excess domestic cash has historically been used to pay down the outstanding loans under our bank facility. Excess cash at June 30, 2007 is invested in marketable securities with various maturities.

Net cash provided by our operating activities from continuing operations was $7.8 million for the six months ended June 30, 2007 compared to cash used of $6.7 million for 2006. The increase in cash provided by our operations in 2007 compared to 2006 was primarily the result of our improvement in profitability in 2007 as compared to 2006 and the changes in our deferred tax position that occurred mainly due to the sale of the precision components segment in the six month period ended June 30, 2007. Our net working capital was $135.1 million as of June 30, 2007 compared to $120.1 million as of June 30, 2006.

Our investing activities from continuing operations provided $42.9 million for the six months ended June 30, 2007. We received cash proceeds from the sale of our precision components segment of $93.4 million during the period ended June 30, 2007. Additionally during this six month period, we invested $46.7 million in marketable securities. We used $4.5 million and $3.8 million for the purchases of property, plant and equipment in the six months ended June 30, 2007 and 2006, respectively.

Cash used in financing activities was $2.3 million for the six months ended June 30, 2007 compared to cash provided by financing activities of $5.0 million for the six months ended June 30, 2006. We used $2.2 million in the six months ended June 30, 2007 to repurchase shares under a previously announced stock repurchase program. We had no outstanding borrowings under our bank facility at June 30, 2007.

We believe that cash, marketable securities, and cash flow from operating activities and borrowing availability under our bank facility will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. In seeking to minimize the risks and costs associated with market risk, we manage our exposures to interest rates and foreign currency exchange rates through our regular operating and financial activities and through foreign currency hedge contracts. We had no foreign currency hedge contracts outstanding as of June 30, 2007. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. At June 30, 2007, none of our total outstanding debt bore interest at a variable rate. Typically, our primary interest rate risk exposure results from floating rate debt. Our cash is primarily invested in bank deposits, money market funds and other marketable debt securities. The carrying value of these cash equivalents approximates fair market value. Our investments in money market funds and marketable securities are subject to interest rate risk and our financial condition and results operations could be affected due to movements in interest rates. Due to the short-term nature of these investments, a 1% change in market interest rates would have an impact of approximately $0.9 million on an annual basis as of June 30, 2007.

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

Foreign Currency Exchange Risk. The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. We have operations outside the United States with foreign currency denominated assets and liabilities, primarily denominated in Euros, Canadian dollars, and Chinese Yuan. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. We do not expect that our unhedged foreign currency balance sheet exposure as of June 30, 2007 will result in a significant impact on our earnings or cash flows. We also monitor exposure to transactions denominated in currencies other than the functional currency of each country in which Hawk operates, and have periodically entered into forward contracts to mitigate that exposure. As of June 30, 2007, we have no derivative instruments outstanding.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of June 30, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Vice President - Finance. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Vice President - Finance each concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Hawk, including our consolidated subsidiaries, required to be included in reports we file with or submit to the SEC under the Securities Exchange Act of 1934. We continue to evaluate the need for improvements in our disclosure controls and procedures, including further formalizing our processes, procedures and policies and remediate when appropriate.

Changes in Internal Control. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that we judged to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have implemented supplemental controls to remediate previously disclosed segregation of duties deficiencies at the affected facilites.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits that have arisen in the ordinary course of our business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made. In our opinion, the outcome of these legal actions will not have a material adverse effect on our financial condition, cash flows or results of operations.

As we previously disclosed, the SEC provided Hawk with a formal order of private investigation that relates to the previously-disclosed informal inquiry commenced by the SEC.  The investigation concerns activity from June 2006 to the present involving (1) Hawk's preparations for compliance with Section 404, (2) the maintenance, and evaluation of the effectiveness, by Hawk of disclosure controls and procedures and internal controls over financial reporting, (3) transactions in Hawk's common stock by a stockholder that is not affiliated with Hawk, including the impact of those transactions on when Hawk would be required to comply with Section 404, (4) the calculation of the amount of Hawk common stock held by non-affiliates and the effect of the calculation on when Hawk would be required to comply with Section 404, (5) communications between Hawk and third parties regarding Section 404 compliance and (6) Hawk's periodic disclosure requirements related to the foregoing.    Hawk cooperated fully with the informal inquiry and intends to continue to cooperate fully with the formal investigation.

As previously disclosed, Hawk has also been contacted by the DOJ in connection with the DOJ’s investigation.

Hawk will continue to incur additional expenses related to the SEC and DOJ investigations and the expenses may be substantial, including indemnification costs for which Hawk may be responsible. Hawk believes it has insurance coverage for certain costs incurred in connection with the investigations, but can not at this time quantify the amount of coverage. Any adverse development in connection with the SEC or DOJ investigations could adversely impact Hawk's business and results of operations.

ITEM 1A.  RISK FACTORS

We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 31, 2006, filed on Form 10-K on March 23, 2007 with the SEC with the exception of a risk factor related to the SEC and DOJ investigations.

We are the subject of investigations by the SEC and DOJ which may harm our business and results of operations.

As more fully described in Part II, Item 1 - Legal Proceedings of this Quarterly Report on Form 10-Q, we are the subject of SEC and DOJ investigations. We cannot predict the outcome of any of these investigations. We will continue to incur additional expenses related to the SEC and DOJ investigations and the expenses may be substantial, including indemnification costs for which we may be responsible. In the event that there is an adverse development in connection with the SEC or DOJ investigations, our business and results of operations may be adversely impacted. Furthermore, responding to the SEC and DOJ investigations may require significant diversion of management’s attention and resources.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Hawk during the three months ended June 30, 2007 of equity securities registered by Hawk under the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)

4/1/07 to 6/30/07	176,570	$11.57	188,535	$1.8 million

(1)
On March 5, 2007, we announced that our board of directors authorized the repurchase of an aggregate of $4.0 million of our shares of Class A common stock in the open market, through privately negotiated transactions or otherwise in accordance with securities laws and regulations (the Plan).

(2)
The approximate value of additional shares that may be repurchased pursuant to the Plan is $1.8 million. The Plan will expire when the aggregate repurchase price limit is met, unless terminated earlier by our board of directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 30, 2007, Hawk held its 2007 Annual Meeting of Stockholders to act on a proposal to elect directors for a one year term expiring in 2008. The following table sets forth the number of shares of Class A common stock voted for and withheld with respect to each nominee.

Nominee	Votes For	Votes Withheld
Andrew T. Berlin	7,304,861	514,236
Paul R. Bishop	6,898,721	920,376
Jack Kemp	6,350,212	1,468,885
Dan T. Moore, III	6,930,864	888,233

The holders of the Series D Preferred Stock voted all of their respective shares in favor of electing Ronald E. Weinberg, Norman C. Harbert and Byron S. Krantz as directors at the 2007 Annual Meeting.

ITEM 5. OTHER INFORMATION

On August 8, 2007, we announced the completion of our previously announced offer to purchase at par, our outstanding 8¾% Senior Notes due 2014 (the Notes) through August 7, 2007, the expiration date of the offer to purchase. The offer to purchase expired at 5:00 p.m., New York City time, on August 7, 2007. A total of $22.9 million principal amount of the Notes had been tendered as of the expiration date. We accepted all Notes that were properly tendered. Approximately $87.1 million principal amount of the Notes remain outstanding as of the expiration date of the offer to purchase. In addition, the remaining $66.5 million of net proceeds from the sale of the precision components group that was not tendered will remain with us and be available for general corporate purposes including acquisitions.

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

Date: August 9, 2007      HAWK CORPORATION

By: /s/ RONALD E. WEINBERG
Ronald E. Weinberg
Chairman of the Board, CEO and President

By: /s/ JOSEPH J. LEVANDUSKI
Joseph J. Levanduski
Vice President & Chief Financial Officer