Form 10-Q
period 2007-09-30
HAWK CORP
filed 2007-11-06
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 15, 2007, the Registrant had the following number of shares of common stock outstanding:

Class A Common Stock, $0.01 par value:	8,914,489
Class B Common Stock, $0.01 par value:	None (0)

As used in this Form 10-Q, the terms “Company,” “Hawk,” “Registrant,” “we,” “us,” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of September 30, 2007.

HAWK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	September 30	December 31
	2007	2006
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$72,993	$6,177
Marketable securities	998	-
Accounts receivable, less allowance of $971 in 2007 and $1,052 in 2006	39,144	34,502
Inventories:
Raw materials	9,471	10,882
Work-in-process	15,109	13,599
Finished products	12,527	14,409
Total inventories	37,107	38,890
Deferred income taxes	871	2,472
Other current assets	4,225	4,607
Current assets of discontinued operations	-	87,313
Total current assets	155,338	173,961

Property, plant and equipment:
Land and improvements	1,165	510
Buildings and improvements	15,149	14,406
Machinery and equipment	86,347	81,397
Furniture and fixtures	8,614	8,087
Construction in progress	2,481	2,846
	113,756	107,246
Less accumulated depreciation	73,759	67,837
Total property, plant and equipment	39,997	39,409

Other assets:
Finite-lived intangible assets	7,339	7,884
Deferred income taxes	2,064	3,357
Other	3,620	4,643
Total other assets	13,023	15,884
Total assets	$208,358	$229,254

See notes to consolidated financial statements (unaudited).

	September 30	December 31
	2007	2006
	(Unaudited)	(Note 1)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$24,040	$23,023
Accrued compensation	7,635	6,678
Accrued interest	1,911	4,857
Accrued taxes	2,085	2,558
Other accrued expenses	5,210	6,176
Short-term debt	-	980
Current portion of long-term debt	91	127
Current liabilities of discontinued operations	-	12,795
Total current liabilities	40,972	57,194

Long-term liabilities:
Long-term debt	87,090	110,053
Deferred income taxes	1,079	1,025
Pension liabilities	4,737	4,727
Other accrued expenses	10,281	9,526
Total long-term liabilities	103,187	125,331

Shareholders' equity
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; 8,914,489 and 9,016,878 outstanding in 2007 and 2006, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Additional paid-in capital	53,522	53,492
Retained earnings (deficit)	14,426	(2,026)
Accumulated other comprehensive loss	(621)	(3,467)
Treasury stock, at cost, 273,261 and 170,872 shares in 2007 and 2006, respectively	(3,221)	(1,363)
Total shareholders' equity	64,199	46,729
Total liabilities and shareholders' equity	$208,358	$229,254

See notes to consolidated financial statements (unaudited).

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands, except per share data)

	Three Months Ended		Nine Months Ended
	Septmber 30		September 30
	2007	2006	2007	2006
Net sales	$54,349	$52,956	$171,456	$159,269
Cost of sales	42,388	38,381	130,654	124,191
Gross profit	11,961	14,575	40,802	35,078

Operating expenses:
Selling, technical and administrative expenses	7,600	8,555	25,419	24,685
Amortization of finite-lived intangible assets	182	123	545	371
Total operating expenses	7,782	8,678	25,964	25,056
Income from operations	4,179	5,897	14,838	10,022

Interest expense	(2,265)	(2,850)	(7,376)	(8,494)
Interest income	1,053	40	2,894	61
Other (expense) income, net	(500)	41	(434)	91
Income from continuing operations, before income taxes	2,467	3,128	9,922	1,680

Income tax provision	781	1,727	4,275	1,293

Income from continuing operations, after income taxes	1,686	1,401	5,647	387
(Loss) income from discontinued operations, net of tax (benefit) expense of ($18) and $2,166 for the three and nine months ended September 30, 2007 respectively, and $452 and $2,830 for the three and nine months ended September 30, 2006, respectively	(25)	703	10,917	4,026

Net income	$1,661	$2,104	$16,564	$4,413

Earnings per share:
Basic earnings per share:
Income from continuing operations, after income taxes	$0.18	$0.15	$0.62	$0.03
Discontinued operations, after income taxes	-	0.08	1.22	0.45
Net earnings per basic share	$0.18	$0.23	$1.84	$0.48

Diluted earnings per share:
Income from continuing operations, after income taxes	$0.18	$0.14	$0.59	$0.03
Discontinued operations, after income taxes	-	0.08	1.17	0.42
Net earnings per diluted share	$0.18	$0.22	$1.76	$0.45

Average shares outstanding - basic	8,941	9,007	8,983	8,988

Average shares and equivalents outstanding - diluted	9,356	9,498	9,368	9,518

See notes to consolidated financial statements (unaudited).

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)
	Nine Months Ended
	September 30
	2007	2006
Cash flows from operating activities
Net income	$16,564	$4,413
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations, net of tax	837	(4,026)
Gain on sale of discontinued operations, net of tax	(11,754)	-
Depreciation and amortization	6,057	5,731
Deferred income taxes	2,896	(16)
Amortization of discount on held to maturity securities	(1,109)	-
Loss on extinguishment of debt - deferred financing fees write-off	583	-
Loss on sale or disposal of fixed assets	112	45
Changes in operating assets and liabilites:
Accounts receivable	(3,158)	(12,142)
Inventories	2,495	(2,917)
Other assets	591	772
Accounts payable	1,102	465
Accrued expenses	(3,382)	2,266
Other liabilities and other	1,076	1,163
Net cash provided by (used in) operating activities of continuing operations	12,910	(4,246)
Net cash (used in) provided by operating activities of discontinued operations	(6,765)	8,517

Cash flows from investing activities
Proceeds from sale of discontinued operations	93,354	-
Purchases of held to maturity securities	(44,991)	-
Proceeds from maturity of held to maturity securities	46,100	-
Purchases of available for sale securities	(932)	-
Purchases of property, plant and equipment	(6,098)	(5,567)
Proceeds from sale of property, plant and equipment	3	1,633
Net cash provided by (used in) investing activities of continuing operations	87,436	(3,934)
Net cash used in investing activities of discontinued operations	(1,140)	(3,238)

Cash flows from financing activities
Proceeds from short-term debt	-	441
Payments on short-term debt	(1,023)	(661)
Proceeds from long-term debt	10,964	65,378
Payments on long-term debt	(33,928)	(63,873)
Stock options and issuance of treasury stock as compensation, net	1,147	545
Stock repurchase	(2,975)	-
Payments of preferred stock dividends	(112)	(113)
Net cash (used in) provided by financing activities of continuing operations	(25,927)	1,717
Net cash used in financing activities of discontinued operations	(14)	(164)
Effect of exchange rate changes on cash	316	330
Net cash provided by (used in) continuing operations	74,735	(6,133)
Net cash (used in) provided by discontinued operations	(7,919)	5,115
Net increase (decrease) in cash and cash equivalents	66,816	(1,018)
Cash and cash equivalents at beginning of period	6,177	6,761
Cash and cash equivalents at end of period	$72,993	$5,743
See notes to consolidated financial statements (unaudited).

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2007
(In Thousands, except share data)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (Company) for the year ended December 31, 2006.

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

2. Recent Accounting Developments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).   SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather it applies whenever existing accounting pronouncements require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements and will adopt SFAS 157 as required.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this adoption on its consolidated financial statements.

Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) contains provisions requiring an annual assessment by management, as of the end of the fiscal year, of the effectiveness of internal control for financial reporting. Section 404 also requires attestation and reporting by its Independent Registered Public Accounting Firm on its control-related matters over financial reporting.

As of June 30, 2007, the Company met the definition of “accelerated filer” as defined by the Securities and Exchange Commission (SEC) and, thus, the Company will be required by Section 404 to include an assessment of our internal control over financial reporting and attestation by its Independent Registered Public Accounting Firm in its Annual Report on Form 10-K for the fiscal year ending December 31, 2007. The Company's compliance initiative is proceeding and the Company anticipates being compliant with Section 404 as of December 31, 2007.

3. Extinguishment of Debt

On August 9, 2007, the Company redeemed $22,910 of senior notes as a result of the Company’s tender offer for these notes pursuant to the terms of the Indenture dated November 1, 2004. In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company has reported a loss on extinguishment of debt of $582 ($358 after tax). The loss is comprised solely of the write-off of the unamortized portion of the debt issuance costs related to the portion of the senior notes redeemed.

The loss on extinguishment of debt of $582 has been recorded in Other (expense) income, net in the Consolidated Statement of Income for the three and nine month periods ended September 30, 2007, a component of Income from continuing operations, in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.

4. Investments

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are reported at amortized cost with dividends, interest income and the amortization of any discount or premium reported in Interest income in the Consolidated Statement of Income. Available-for-sale securities are reported at fair value with unrealized holding gains and losses, net of tax, included in other comprehensive income. The amortized cost of debt securities in this category is adjusted for the amortization of any discount or premium to maturity computed under the effective interest method. Dividend and interest income, including the amortization of any discount or premium, as well as realized gains or losses, are included in Interest income in the Consolidated Statement of Income. Both the cost of any security sold and the amount reclassified out of accumulated other comprehensive income into earnings is based on the specific identification method.

All Marketable securities on the Company’s Consolidated Balance Sheet as of September 30, 2007 are available-for-sale securities. In addition, Cash and cash equivalents on the Company’s Consolidated Balance Sheet as of September 30, 2007 includes $57,103 of available-for-sale securities with maturities of less than three months. The net increase in cash and cash equivalents reported in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 includes the net cash flows from purchases and maturities of available-for-sale and held-to-maturity securities of $933.

The following is a summary of the Company's available for sale securities as of September 30, 2007(1) by contractual maturity dates:

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Other debt securities - due in one year or less	$58,114	$105	$-	$58,101

(1) The Company held no investments in marketable securities during the nine months ended September 30, 2006.

The net adjustment to unrealized holding gains (losses) on available for sale securities included in other comprehensive income totaled $105 for the nine month period ended September 30, 2007.

5. Intangible Assets
The components of finite-lived intangible assets are as follows:

	September 30, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Product certifications	$20,820	$13,481	$7,339	$20,820	$12,936	$7,884
Other intangible assets	2,575	2,575	-	2,575	2,575	-
	$23,395	$16,056	$7,339	$23,395	$15,511	$7,884

Product certifications were acquired and valued based on the acquired company’s position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

The Company estimates that amortization expense for finite-lived intangible assets for each of the next five years will be $727 for the full year 2007, $590 in 2008, and $553 for fiscal years 2009 through 2011. The weighted average amortization period for product certifications is 30 years.

6. Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net income	$1,661	$2,104	$16,564	$4,413
Amortization of prior service cost, net loss and transition obligation	150	-	450	-
Unrealized gain/loss on available for sale securities	105	-	105	-
Foreign currency translation income	1,495	214	2,291	1,271
Comprehensive income	$3,411	$2,318	$19,410	$5,684

7. Inventories

Inventories are stated at the lower of cost or market. Cost includes materials, labor and overhead and is determined by the first-in, first-out (FIFO) method.

8. Stock Compensation Plan

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

The Company recognized $141 and $312 of compensation expense for the three and nine month periods ended September 30, 2007, respectively. Net cash proceeds from the exercise of stock options were $38 and $796 for the three and nine months ended September 30, 2007, respectively. The intrinsic value of stock options exercised was $40 and $730 for the three and nine months ended September 30, 2007, respectively. As of September 30, 2007 there was $692 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements under the Company’s stock compensation plans. The remaining cost is expected to be recognized over the next 4.8 years.

Stock-based option activity during the nine months ended September 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2007	925,673	$5.73
Granted	59,875	11.48
Exercised	(141,632)	5.62
Forfeited or expired	(89,255)	7.24

Options outstanding at September 30, 2007	754,661	$6.03	5.3 yrs.	$4,552

Exercisable at September 30, 2007	594,461	$4.85	4.4 yrs.	$2,886

In conjunction with the sale of the Company’s precision components segment on February 2, 2007, 96,678 outstanding vested options were accounted for as terminated as of the date of the transaction. Under the termination provision of the plans, the affected employees had 90 days to exercise these outstanding vested option shares. All of those vested options have been exercised. Additionally, 49,080 options which were not vested as of the date of the transaction were accounted for as forfeited and are available for future grants in accordance with the provisions of the plans.

9. Discontinued Operations

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

During the first quarter of 2007, the Company reported a gain on sale of the precision components segment of $15,023 ($11,754 net of tax). This gain is reported in Income from discontinued operations, net of tax in the Consolidated Statement of Income for the nine months ended September 30, 2007.

Basic earnings per share from discontinued operations, after income taxes for the nine months ended September 30, 2007, is comprised of $1.31 related to the aforementioned gain on sale and a loss of $0.09 per share related to the activities of discontinued operations for the period. Diluted earnings per share from discontinued operations, after income taxes for the nine months ended September 30, 2007, is comprised of $1.25 related to the aforementioned gain on sale and a loss of $0.08 per share related to the activities of discontinued operations for the period. There are no remaining assets or liabilities of the precision components segment classified as discontinued operations in the Consolidated Balance Sheet at September 30, 2007.

On March 29, 2006, the Company entered into an agreement to sell the Monterrey, Mexico facility which was finalized in the fourth quarter of 2006. The Company received $100 in cash and a note receivable of $1,200 for the inventory and certain other assets of this facility, and recognized no gain or loss on the transaction. The note receivable is recorded in Other long-term assets in the Consolidated Balance Sheet at September 30, 2007 and December 31, 2006. There are no remaining assets or liabilities of the motor segment classified as discontinued operations in the Consolidated Balance Sheet at December 31, 2006, or in the balance sheet of any subsequent period.

Operating results from discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net sales	$-	$23,304	$7,277	$76,626

(Loss) income from discontinued operations, before income taxes	$(43)	$1,155	$13,083	$6,856
Income tax (benefit) expense	(18)	452	2,166	2,830
Income from discontinued operations, net of tax	$(25)	$703	$10,917	$4,026

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

10. Employee Benefits

A summary of the components of net periodic benefit cost of the Company’s defined benefit pension plans for the periods presented in the Consolidated Statements of Income is as follows:
	Three Months Ended		Nine Months Ended
	September 30		September 30
Components of net periodic pension cost:	2007	2006	2007	2006
Service cost	$47	$52	$139	$679
Interest cost	427	437	1,278	1,313
Expected return on plan assets	(522)	(480)	(1,563)	(1,441)
Amortization of prior service cost	60	34	180	104
Pension settlement / curtailment	-	-	-	42
Recognized net actuarial loss	101	116	301	348
Net periodic pension cost of defined benefit plans	$113	$159	$335	$1,045

The Company previously disclosed in its Form 10-K for the year ended December 31, 2006 that it expected to contribute $894 in 2007 on a cash basis to fund its pension plans related to the 2006 plan year, which it has contributed as of September 30, 2007. In addition, the Company previously disclosed in its Form 10-K for the year ended December 31, 2006 that it anticipated contributing $2,021 on a cash basis in 2007 to fund its pension plans for the 2007 plan year. The plan year 2007 contribution amount has been revised to $1,036, of which $696 has been contributed as of September 30, 2007.

11. Income Taxes

The effective income tax rate from continuing operations for the nine months ended September 30, 2007 was 43.1% and for the nine months ended September 30, 2006 the effective tax benefit rate was 77.0%. The Company’s effective tax rate is higher than the U.S. statutory rate primarily due to higher tax rates in the foreign jurisdictions in which we operate and the lack of state tax benefits for domestic entities in a net loss position. During the nine months ended September 30, 2007, the Company recorded a one time benefit of $220 at a foreign subsidiary to adjust tax accounts to reflect anticipated tax liabilities and refunds. Excluding this benefit, the effective rate would have been 45.3% for the nine months ended September 30, 2007.

With the sale of the precision components segment, the Company recorded a net decrease to deferred current tax assets of $729 and a net decrease to deferred long-term assets of $2,122. As a result of the gain on the sale of the precision components segment, the Company utilized the majority of its net operating loss carryforwards available for federal tax purposes. The Company has also recorded a tax liability of $448 for state taxes associated with the gain.

The Company adopted the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an amendment of FASB Statement No. 109 (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company was not required to recognize any change in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of January 1, 2007 was $1,266, the recognition of which would have had an effect of $989 on the effective tax rate. The balance of unrecognized tax benefits as of September 30, 2007 is $616.

In April, 2007, the Company received a favorable ruling on a state audit matter. As a result of that ruling, the Company’s unrecognized tax benefits decreased in the second quarter of 2007 and the nine months ended September 30, 2007 by $665. The decrease related to discontinued operations and therefore did not affect the effective tax rate from continuing operations. Given that the Company cannot predict whether any specific taxing jurisdiction will select the Company’s tax returns to review, it is impractical to determine the amounts which will otherwise be recorded in the effective rate over the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. There are no ongoing audits for any taxing jurisdiction where the Company is subject to tax.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has approximately $80 and $56 accrued for the payment of interest and penalties at September 30, 2007 and 2006, respectively.

12. Earnings Per Share

Basic and diluted earnings per share are computed as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Income from continuing operations, after income taxes	$1,686	$1,401	$5,647	$387
Less: Preferred stock dividends	37	37	112	113
Income from continuing operations, after income taxes available to common shareholders	$1,649	$1,364	$5,535	$274

Net income	$1,661	$2,104	$16,564	$4,413
Less: Preferred stock dividends	37	37	112	113
Net income available to common shareholders	$1,624	$2,067	$16,452	$4,300

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	8,941	9,007	8,983	8,988
Diluted:
Basic weighted average shares outstanding	8,941	9,007	8,983	8,988
Dilutive effect of stock options	415	491	385	530
Diluted weighted average shares outstanding	9,356	9,498	9,368	9,518

Earnings per share:
Basic earnings from continuing operations, after income taxes	$0.18	$0.15	$0.62	$0.03
Discontinued operations	-	0.08	1.22	0.45
Net earnings per basic share	$0.18	$0.23	$1.84	$0.48

Diluted earnings from continuing operations, after income taxes	$0.18	$0.14	$0.59	$0.03
Discontinued operations	-	0.08	1.17	0.42
Net earning per diluted share	$0.18	$0.22	$1.76	$0.45

13. Business Segments

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

Information by segment is as follows:
	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Net sales to external customers:
Friction products	$51,490	$50,140	$161,007	$149,379
Performance racing	2,859	2,816	10,449	9,890
Consolidated	$54,349	$52,956	$171,456	$159,269

Depreciation and amortization: (1)
Friction products	$1,711	$1,776	$5,535	$5,226
Performance racing	73	61	207	177
Consolidated	$1,784	$1,837	$5,742	$5,403

Gross profit:
Friction products	$11,715	$14,164	$39,186	$33,330
Performance racing	246	411	1,616	1,748
Consolidated	$11,961	$14,575	$40,802	$35,078

Income (loss) from operations:
Friction products	$4,672	$6,507	$15,502	$11,351
Performance racing	(493)	(610)	(664)	(1,329)
Consolidated	$4,179	$5,897	$14,838	$10,022
____________
(1)
Depreciation and amortization outlined in this table does not include deferred financing amortization of $96 and $314 in the three and nine months ended September, 2007, and $109 and $328 in the three and nine months ended September 30, 2006, which is included in Interest expense in the Consolidated Statements of Income.

14. Supplemental Guarantor Information

Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Company’s senior notes. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.

The following supplemental consolidating condensed financial statements present:

•
Consolidating condensed balance sheets as of September 30, 2007 and December 31, 2006, consolidating condensed statements of income for the three and nine months ended September 30, 2007 and 2006 and consolidating condensed statements of cash flows for the nine months ended September 30, 2007 and 2006.

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

Supplemental Consolidating Condensed
Balance Sheet

	September 30, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$64,716	$54	$8,223	$-	$72,993
Marketable securities	-	-	998	-	998
Accounts receivable, net	-	15,433	23,711	-	39,144
Inventories, net	(513)	24,298	13,754	(432)	37,107
Deferred income taxes	494	1	376	-	871
Other current assets	1,963	1,003	1,259	-	4,225
Total current assets	66,660	40,789	48,321	(432)	155,338
Investment in subsidiaries	27,267	-	-	(27,267)	-
Inter-company advances, net	-	14,901	(14,897)	(4)	-
Property, plant and equipment, net	-	28,343	11,654	-	39,997
Other assets:
Finite-lived intangible assets	-	7,339	-	-	7,339
Other	4,542	992	150	-	5,684
Total other assets	4,542	8,331	150	-	13,023
Total assets	$98,469	$92,364	$45,228	$(27,703)	$208,358
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$109	$12,540	$11,391	$-	$24,040
Accrued compensation	2,241	2,950	2,444	-	7,635
Accrued interest	1,911	-	-	-	1,911
Accrued taxes	91	122	1,985	(113)	2,085
Other accrued expenses	2,177	1,714	1,310	9	5,210
Current portion of long-term debt	-	-	91	-	91
Total current liabilities	6,529	17,326	17,221	(104)	40,972
Long-term liabilities:
Long-term debt	87,090	-	-	-	87,090
Deferred income taxes	-	-	1,079	-	1,079
Other	1,081	10,174	3,763	-	15,018
Inter-company advances, net	(71,349)	63,796	7,873	(320)	-
Total long-term liabilities	16,822	73,970	12,715	(320)	103,187
Shareholders’ equity	75,118	1,068	15,292	(27,279)	64,199
Total liabilities and shareholders’ equity	$98,469	$92,364	$45,228	$(27,703)	$208,358

Supplemental Consolidating Condensed
Balance Sheet

	December 31, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$500	$55	$5,622	$-	$6,177
Accounts receivable, net	-	14,500	20,002	-	34,502
Inventories, net	(762)	27,431	12,862	(641)	38,890
Deferred income taxes	2,202	1	269	-	2,472
Other current assets	1,678	680	2,250	(1)	4,607
Assets of discontinued operations	-	84,221	3,147	(55)	87,313
Total current assets	3,618	126,888	44,152	(697)	173,961
Investment in subsidiaries	793	-	-	(793)	-
Inter-company advances, net	-	12,250	(12,258)	8	-
Property, plant and equipment, net	-	29,355	10,054	-	39,409
Other assets:
Finite-lived intangible assets	-	7,884	-	-	7,884
Other	4,713	3,017	270	-	8,000
Total other assets	4,713	10,901	270	-	15,884
Total assets	$9,124	$179,394	$42,218	$(1,482)	$229,254
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$(584)	$10,653	$12,954	$-	$23,023
Accrued compensation	1,463	3,352	1,863	-	6,678
Accrued interest	4,858	(1)	-	-	4,857
Accrued taxes	1,671	205	876	(194)	2,558
Other accrued expenses	946	4,112	1,118	-	6,176
Short-term debt	-	-	980	-	980
Current portion of long-term debt	-	-	127	-	127
Liabilities of discontinued operations	-	12,335	477	(17)	12,795
Total current liabilities	8,354	30,656	18,395	(211)	57,194
Long-term liabilities:
Long-term debt	110,000	-	53	-	110,053
Deferred income taxes	-	-	1,025	-	1,025
Other	305	10,427	3,521	-	14,253
Inter-company advances, net	(177,580)	167,409	10,637	(466)	-
Total long-term liabilities	(67,275)	177,836	15,236	(466)	125,331
Shareholders’ equity	68,045	(29,098)	8,587	(805)	46,729
Total liabilities and shareholders’ equity	$9,124	$179,394	$42,218	$(1,482)	$229,254

Supplemental Consolidating Condensed
Statement of Income

	Three Months Ended September 30, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$34,755	$22,280	$(2,686)	$54,349
Cost of sales	-	26,537	18,537	(2,686)	42,388
Gross profit	-	8,218	3,743	-	11,961
Operating expenses:
Selling, technical and administrative expenses	-	6,061	1,539	-	7,600
Amortization of intangibles	-	182	-	-	182
Total operating expenses	-	6,243	1,539	-	7,782
Income from operations	-	1,975	2,204	-	4,179
Interest (expense) income, net	-	(1,315)	103	-	(1,212)
Income from equity investee	1,675	1,365	-	(3,040)	-
Other (expense) income, net	-	(532)	32	-	(500)
Income from continuing operations, before income taxes	1,675	1,493	2,339	(3,040)	2,467
Income tax (benefit) provision	-	(182)	963	-	781
Income from continuing operations, after income taxes	1,675	1,675	1,376	(3,040)	1,686
Discontinued operations, net of tax	(14)	-	(11)	-	(25)
Net income	$1,661	$1,675	$1,365	$(3,040)	$1,661

Supplemental Consolidating Condensed
Statement of Income

	Three Months Ended September 30, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$38,689	$16,785	$(2,518)	$52,956
Cost of sales	-	27,384	13,515	(2,518)	38,381
Gross profit	-	11,305	3,270	-	14,575
Operating Expenses:
Selling, technical and administrative expenses	956	6,290	1,309	-	8,555
Amortization of intangibles	-	123	-	-	123
Total operating expenses	956	6,413	1,309	-	8,678
(Loss) income from operations	(956)	4,892	1,961	-	5,897
Interest income (expense), net	891	(3,717)	16	-	(2,810)
Income from equity investee	2,608	1,318	-	(3,926)	-
Other (expense) income, net	(56)	5	92	-	41
Income from continuing operations, before income taxes	2,487	2,498	2,069	(3,926)	3,128
Income tax provision	383	328	1,016	-	1,727
Income from continuing operations, after income taxes	2,104	2,170	1,053	(3,926)	1,401
Discontinued operations, net of tax	-	438	265	-	703
Net income	$2,104	$2,608	$1,318	$(3,926)	$2,104

Supplemental Consolidating Condensed
Statement of Income

	Nine Months Ended September 30, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$110,963	$68,372	$(7,879)	$171,456
Cost of sales	-	84,011	54,522	(7,879)	130,654
Gross profit	-	26,952	13,850	-	40,802
Operating expenses:
Selling, technical and administrative expenses	-	20,584	4,835	-	25,419
Amortization of intangibles	-	545	-	-	545
Total operating expenses	-	21,129	4,835	-	25,964
Income from operations	-	5,823	9,015	-	14,838
Interest (expense) income, net	-	(4,656)	174	-	(4,482)
Income from equity investee	5,972	5,241	-	(11,213)	-
Other (expense) income, net	-	(465)	31	-	(434)
Income from continuing operations, before income taxes	5,972	5,943	9,220	(11,213)	9,922
Income tax provision	-	531	3,744	-	4,275
Income from continuing operations, after income taxes	5,972	5,412	5,476	(11,213)	5,647
Discontinued operations, net of tax	10,592	560	(235)	-	10,917
Net income	$16,564	$5,972	$5,241	$(11,213)	$16,564

Supplemental Consolidating Condensed
Statement of Income

	Nine Months Ended September 30, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$114,877	$54,357	$(9,965)	$159,269
Cost of sales	-	91,622	42,534	(9,965)	124,191
Gross profit	-	23,255	11,823	-	35,078
Operating Expenses:
Selling, technical and administrative expenses	1,057	19,353	4,275	-	24,685
Amortization of intangibles	-	371	-	-	371
Total operating expenses	1,057	19,724	4,275	-	25,056
(Loss) income from operations	(1,057)	3,531	7,548	-	10,022
Interest income (expense), net	2,674	(11,114)	7	-	(8,433)
Income from equity investee	4,000	4,465	-	(8,465)	-
Other (expense) income, net	(26)	86	31	-	91
Income (loss) from continuing operations, before income taxes	5,591	(3,032)	7,586	(8,465)	1,680
Income tax provision (benefit)	1,178	(3,243)	3,358	-	1,293
Income (loss) from continuing operations, after income taxes	4,413	211	4,228	(8,465)	387
Discontinued operations, net of tax	-	3,789	237	-	4,026
Net income	$4,413	$4,000	$4,465	$(8,465)	$4,413

Supplemental Consolidating Condensed
Cash Flows Statement

	Nine Months Ended September 30, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(5,397)	$10,665	$7,642	$-	$12,910
Net cash used in operating activities of discontinued operations	-	(6,297)	(468)	-	(6,765)
Cash flows from investing activities:
Purchases of held to maturity securities	(44,991)	-	-	-	(44,991)
Proceeds from maturity of held to maturity securities	46,100	-	-	-	46,100
Purchases of available for sale securities	-	-	(932)	-	(932)
Purchases of property, plant and equipment	-	(3,216)	(2,882)	-	(6,098)
Proceeds from sale of property, plant and equipment	-	1	2	-	3
Proceeds from sale of discontinued operations	93,354	-	-	-	93,354
Net cash provided by (used in) investing activities of continuing operations	94,463	(3,215)	(3,812)	-	87,436
Net cash used in investing activities of discontinued operations	-	(1,140)	-	-	(1,140)
Cash flows from financing activities:
Payments on short-term debt	-	-	(1,023)	-	(1,023)
Proceeds from long-term debt	10,964	-	-	-	10,964
Payments on long-term debt	(33,874)	-	(54)	-	(33,928)
Stock options and issuance of treasury stock as compensation, net	1,147	-	-	-	1,147
Stock repurchase	(2,975)	-	-	-	(2,975)
Payments of preferred stock dividend	(112)	-	-	-	(112)
Net cash used in financing activities of continuing operations	(24,850)	-	(1,077)	-	(25,927)
Net cash used in financing activities of discontinued operations	-	(14)	-	-	(14)
Effect of exchange rate changes on cash	-	-	316	-	316
Net cash provided by (used in) continuing operations	64,216	7,450	3,069	-	74,735
Net cash used in discontinued operations	-	(7,451)	(468)	-	(7,919)
Net increase (decrease) in cash and cash equivalents	64,216	(1)	2,601	-	66,816
Cash and cash equivalents, at beginning of period	500	55	5,622	-	6,177
Cash and cash equivalents, at end of period	$64,716	$54	$8,223	$-	$72,993

Supplemental Consolidating Condensed
Cash Flows Statement

	Nine Months Ended September 30, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(1,830)	$(3,881)	$1,465	$-	$(4,246)
Net cash provided by operating activities of discontinued operations	-	8,465	52	-	8,517
Cash flows from investing activities:
Purchases of property, plant and equipment	-	(3,186)	(2,381)	-	(5,567)
Proceeds from sale of property, plant and equipment	-	1,633	-	-	1,633
Net cash used in investing activities of continuing operations	-	(1,553)	(2,381)	-	(3,934)
Net cash used in investing activities of discontinued operations	-	(2,693)	(545)	-	(3,238)
Cash flows from financing activities
Proceeds from short-term debt	-	-	441	-	441
Payments on short-term debt	-	-	(661)	-	(661)
Proceeds from long-term debt	65,378	-	-	-	65,378
Payments on long-term debt	(63,783)	-	(90)	-	(63,873)
Stock options and issuance of treasury stock as compensation, net	545	-	-	-	545
Payments of preferred stock dividend	(113)	-	-	-	(113)
Net cash provided by (used in) financing activities of continuing operations	2,027	-	(310)	-	1,717
Net cash used in financing activities of discontinued operations	-	(131)	(33)	-	(164)
Effect of exchange rate changes on cash	-	-	330	-	330
Net cash provided by continuing operations	197	(5,434)	(896)	-	(6,133)
Net cash used in discontinued operations	-	5,641	(526)	-	5,115
Net increase in cash and cash equivalents	197	207	(1,422)	-	(1,018)
Cash and cash equivalents, at beginning of period	-	39	6,722	-	6,761
Cash and cash equivalents, at end of period	$197	$246	$5,300	$-	$5,743

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

•
the leading North American independent supplier of friction materials for braking systems for new and existing series of many commercial and military aircraft models, including Boeing, EADS, Lockheed and United Technologies, as well as the Canadair regional jet series,

•	the largest supplier of friction materials for the growing general aviation market, including numerous new and existing series of Cessna, Hawker, Lear and Pilatus aircraft, and

•	a leading domestic supplier of friction products into performance, defense and specialty markets such as motorcycles, race cars, performance automobiles, military Humvees, ATV’s and snowmobiles.

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

The following chart shows our net sales by market segment through the nine months ending September 30, 2007:

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. We base our estimates and assumptions on historical experience and other factors that we consider relevant. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material. However, historically our estimates have not been materially different from actual results. Our critical accounting policies include the following:

•
Marketable Securities. Marketable securities other than cash and cash equivalents include available-for-sale debt securities. As of September 30, 2007, we accounted for all of our marketable securities as available-for-sale. We report our available-for-sale securities at fair value in the Consolidated Balance Sheet with unrealized holding gains and losses, net of tax, included in other comprehensive income. Dividend and interest income, including the amortization of any discount or premium, as well as realized gains or losses, are included in Interest income in the Consolidated Statement of Income. We periodically evaluate our investments for other-than-temporary impairment.

•	Revenue Recognition. We recognize revenues when products are shipped and title has transferred to our customer.

•
Long-Lived Assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. Estimates of future undiscounted cash flows are highly subjective judgments based on our experience and knowledge of our operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. We did not record any impairment charges to our tangible or indefinite lived intangible assets in the three or nine months periods ended September 30, 2007 or 2006.

•
Pension Benefits. Effective December 31, 2006 we account for our defined benefit pension plans in accordance with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No 87, 88, 106 and 132 which requires the recognition of the overfunded or underfunded status of a plan as an asset or liability in the statement of financial position and the recognition of changes in the funded status in the year in which the changes occur through comprehensive income. Pension expense continues to be recognized in financial statements on an actuarial basis. The most significant elements in determining our net pension expense are the expected return on plan assets and appropriate discount rates. We assumed that the expected weighted average long-term rate of return on plan assets would be 8.2% for 2007. Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable. However, should the rate of return differ materially from our assumed rate we could experience a material adverse effect on the funded status of our plans and our future pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years. This calculation produces the expected return on plan assets that is included in net pension expense. The difference between this expected return and the actual return on plan assets is recorded to comprehensive income. Net periodic benefit cost was $0.3 million for the nine months ended September 30, 2007 and $1.0 million for the nine months ended September 30, 2006.

We determine the discount rate to be used to discount plan liabilities at their measurement date, December 31. The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. At December 31, 2006, we determined this rate to be 5.7%. Changes in discount rates over the past three years have not materially affected net pension expense.

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

We have adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we were not required to recognize any change in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits as of January 1, 2007 was $1.3 million, the recognition of which would have an effect of $1.0 million on our effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. We had approximately $0.1 million for the payment of interest and penalties at September 30, 2007. The balance of our unrecognized tax benefit as of September 30, 2007 is $0.6 million.

•
Foreign Currency Translation and Transactions. Assets and liabilities of our foreign operations are translated using period-end exchange rates and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in Accumulated other comprehensive loss in Shareholders’ equity in our Consolidated Balance Sheets. Other comprehensive income included translation gains of $2.3 million for the nine months ended September 30, 2007. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Sales or purchases in foreign currencies, other than the subsidiary’s local currency, are exchanged at the date of the transaction. The effect of transaction gains or losses is included in Other (expense) income, net in our Consolidated Statements of Income. We reported foreign currency transaction gains for the nine months ended September 30, 2007 of $0.2 million. We had no foreign currency transactions gains or losses for the nine month period ended September 30, 2006.

Third Quarter of 2007 Compared to the Third Quarter of 2006

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

Net Sales. Our consolidated net sales for the third quarter of 2007 were $54.3 million, an increase of $1.4 million or 2.6% from the same period in 2006. In the third quarter of 2006, we benefited from a retroactive price. Because there was no retroactive price increase reported in this quarter of 2007, the 2006 retroactive price increase effectively reduced our reported quarter to quarter sales growth increase. We experienced sales increases in our friction products segment, primarily as a result of strong economic conditions in most of our end markets, continued pricing actions and new product introductions and favorable foreign currency exchange rates during the period. Net sales from our foreign facilities represented 36.9% of our total net sales for the third quarter of 2007 compared to 27.9% for the comparable period of 2006. The effect of foreign currency exchange rates accounted for 2.6% of the total net sales increase during the quarter.

	Three months ended September 30
Net Segment Sales:	2007	2006	$ Change	% Change
	(dollars in millions)
Friction products	$51.5	$50.1	$1.4	2.8%
Performance racing	2.8	2.8	-	0.0%
Consolidated	$54.3	$52.9	$1.4	2.6%

•
Friction Products. Net sales in the friction products segment were $51.5 million in the third quarter of 2007, an increase of $1.4 million, or 2.8%, compared to $50.1 million in 2006. In the third quarter of 2006, we benefited from a retroactive price increase. Because there was no retroactive price increase reported in this quarter of 2007, the 2006 retroactive price increase effectively reduced our reported quarter to quarter sales growth increase. As a result of customer price increases, new business awards and general economic strength, we experienced sales increases in most of our major markets, including construction and mining, aerospace and defense, agriculture, specialty friction, and performance automotive. As expected, sales to our heavy truck market declined in the third quarter of 2007 compared to the third quarter of 2006 due to the implementation of the new vehicle emission control standards at the beginning of 2007. The friction products segment continued to experience strong sales growth from our operations in Italy and China and favorable foreign currency exchange rates during the third quarter of 2007 compared to the comparable prior year period.

•
Performance Racing. Net sales in our performance racing segment in the third quarter of 2007 were flat at $2.8 million when compared to the same period of 2006. Over the last few years, we have sought to upgrade the segment’s engineering and technological expertise.

Gross Profit.  Gross profit decreased $2.6 million to $12.0 million during the third quarter of 2007, a 17.8% decrease compared to gross profit of $14.6 million for the comparable period of 2006. Benefiting our gross margin for the three month period ended September 30, 2007 included margin improvement from volume related absorption of fixed overhead, operating improvements at our domestic friction products facilities, including Tulsa, and continued pricing actions. However, the overall decrease in our gross margin resulted primarily from the impact of the retroactive price increase reported in the third quarter of 2006 compared to the current year period. Our gross profit margin declined to 22.1% of our net sales in the third quarter of 2007 compared to 27.6% of our net sales for the comparable period of 2006.

	Three Months Ended September 30
Gross Profit Margin:	2007	2006	Change
Friction products	22.7%	28.3%	-5.6%
Performance racing	10.7%	14.3%	-3.6%
Consolidated	22.1%	27.6%	-5.5%

•
Friction Products. Our friction products segment reported gross profit of $11.7 million or 22.7% of its net sales for the third quarter of 2007 compared to $14.2 million or 28.3% of its net sales for 2006. The 5.6% decrease in our gross profit margin was primarily from the impact of the retroactive price increase reported in the third quarter of 2006 compared to the current year period partially offset by the result of continued pricing actions, increased production flow and improved control of manufacturing expenses as our domestic facilities, including Tulsa, benefited from improved manufacturing efficiencies and margin improvements from volume related absorption of fixed overhead.

•
Performance Racing. Our performance racing segment reported gross profit of $0.3 million for the third quarter of 2007 compared to $0.4 million in the comparable quarter of 2006. Our gross margin decreased to 10.7% of net sales for the third quarter of 2007 compared to 14.3% for 2006. The 3.6% decrease in the gross margin was primarily the result of unfavorable product mix and increased material costs.

Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses decreased $1.0 million, or 11.6%, to $7.6 million for the third quarter of 2007 from $8.6 million during the third quarter of 2006. As a percentage of net sales, ST&A decreased to 14.0% for the third quarter of 2007 compared to 16.2% for 2006. The decrease in ST&A expenses resulted primarily from a reduction in employee incentive compensation expense during the quarter. This decrease was partially offset by $0.4 million of legal costs during the third quarter of 2007 related to the previously announced SEC and Department of Justice (DOJ) investigations. We spent $1.3 million, or 2.4%, of our net sales on product research and development for the third quarter of 2007 compared to $1.1 million or 2.1%, of our net sales for 2006.

Income from Operations. Income from operations was $4.2 million for the third quarter of 2007, a decrease of $1.7 million, compared to $5.9 million during the comparable period of 2006. Income from operations as a percentage of net sales decreased to 7.7% for the third quarter of 2007 from 11.1% in the comparable period of 2006. The decrease was primarily the result of the retroactive price increase reflected in the third quarter of 2006 results as well as increased legal costs during the third quarter of 2007. Benefiting the three months ended September 2007 were pricing actions, lower incentive compensation expense, and margin improvements from volume related absorption of fixed overhead and operational improvements at our domestic facilities, including our facility in Tulsa. This improvement was partially offset by the aforementioned depreciation expense and legal costs.

As a result of the items discussed above, income from operations at each of our segments was as follows:

	Three Months Ended September 30
Income (loss) from operations by segment:	2007	2006	$ Change
	(dollars in millions)
Friction products	$4.7	$6.5	$(1.8)
Performance racing	(0.5)	(0.6)	0.1
Consolidated	$4.2	$5.9	$(1.7)

Interest Expense. Interest expense decreased $0.6 million during the third quarter of 2007 to $2.3 million from $2.9 million in the comparable period of 2006. We had no borrowings under our bank facility during the third quarter of 2007, and we redeemed $22.9 million of our senior notes in August 2007. In addition, our Chinese facility repaid $1.0 million of debt it had with a local bank during the second quarter of 2007. Included as a component of Interest expense in our Consolidated Statements of Income is the amortization of deferred financing costs. Amortization of deferred financing costs was $0.1 million for the third quarter of 2007 and 2006.

Interest Income. We invested the proceeds from the sale of our precision components segment in various interest bearing investments. As a result of these investments as well as additional investments from excess cash generated from operations, interest income was $1.1 million during the third quarter of 2007. There was no comparable interest income in the three month period ended September 30, 2006.

Other (expense) income, net. As a result of the redemption of $22.9 million of our senior notes in August 2007, we recorded an expense of $0.6 million related to the write-off of deferred financing costs during the three month period ended September 30, 2007. There was no related write-off of deferred financing expense in the comparable period of 2006. In addition, we reported foreign exchange currency transaction income of $0.1 million during the quarter ended September 30, 2007.

Income Taxes. We recorded a tax provision for our continuing operations of $0.8 million for the third quarter of 2007 compared to $1.7 million in the comparable period of 2006. Our effective income tax rate during the quarter of 31.7% differs from the current federal U.S. statutory rate of 35.0%, primarily as a result of favorable adjustments to our effective rate due to an increase over prior anticipated levels of income in our U.S. jurisdictions reflected in the income tax rate in the third quarter of 2007. Our worldwide interim provision for income taxes is based on anticipated annual tax rates for the full year applied to all of our sources of income.

Discontinued Operations, net of tax. In the fourth quarter of 2006, we committed to a plan to divest our precision components segment operations. On February 2, 2007, we sold the precision components segment. Additionally, in the fourth quarter of 2003, we committed to a plan to divest our motor segment operations. As of December 31, 2006 all activities of the motor segment ceased. In accordance with U.S. GAAP, we have accounted for both of these business segments in our Consolidated Statement of Income on the line item (Loss) income from discontinued operations operations, net of tax. The operating activity of the precision components segment is reflected in the following summary of results of our discontinued operations for the three months ended September 30, 2007 and 2006. The activities of the motor segment are reflected in our discontinued operations for the three months ended September 30, 2006 only. An analysis of Discontinued Operations is contained in Note 9 “Discontinued Operations” in the accompanying unaudited Consolidated Financial Statements of this Form 10-Q.

	Three Months Ended September 30
	2007	2006
	(dollars in millions)
Net sales	$-	$23.3

Income from discontinued operations, net of tax	$-	$0.7

Net Income. As a result of the factors noted above, we reported net income of $1.7 million in the three months ended September 30, 2007 compared to net income of $2.1 million in 2006.

First Nine Months of 2007 Compared to First Nine Months of 2006

Net Sales. Our consolidated net sales for the nine months ending September 30, 2007 were a record $171.5 million, an increase of $12.2 million or 7.7% from the same period in 2006. We experienced sales increases in our friction products segment, primarily as a result of continued pricing actions, strong economic conditions in most of our end markets, continued market share gains and new product introductions during the period. Net sales for the nine month period ended September 30, 2006 benefited from the impact of a portion of the retroactive price increase related to the last half of 2005. Net sales from our foreign facilities represented 36.0% of our total net sales for the nine months period ending September 30, 2007 compared to 29.6% for the comparable period of 2006. The effect of foreign currency exchange rates accounted for 2.7% of the total net sales increase of 7.7% during the nine months ended September 30, 2007.

	Nine Months Ended September 30
Net Segment Sales:	2007	2006	$ Change	% Change
	(dollars in millions)
Friction products	$161.0	$149.4	$11.6	7.8%
Performance racing	10.5	9.9	0.6	6.1%
Consolidated	$171.5	$159.3	$12.2	7.7%

•
Friction Products. Net sales in the friction products segment were a record $161.0 million in the first nine months of 2007, an increase of $11.6 million, or 7.8%, compared to $149.4 million in 2006. As a result of customer price increases, new business awards, general economic strength and market share gains, we experienced sales increases in most of our major markets, including construction and mining, agriculture, aerospace and defense, agriculture, specialty friction, and performance automotive. As expected, sales to our heavy truck market declined in the nine month period ended September 30, 2007 compared to the comparable prior year period due to the implementation of the new vehicle emission control standards at the beginning of 2007. The friction products segment experienced strong sales growth from our operations in Italy and China during the nine month period of 2007 compared to the similar period in the prior year. Net sales for the nine month period ended September 30, 2006 benefited from the impact of a portion of the retroactive price increase related to the last half of 2005. Net sales from our friction products foreign facilities represented 38.4% of our total net sales for the nine months period ending September 30, 2007 compared to 31.5% for the comparable period of 2006. The effect of foreign currency exchange rates accounted for 2.9% of the total friction products net sales increase of 7.8% during the nine months ended September 30, 2007.

•
Performance Racing. Net sales in our performance racing segment were $10.5 million, an increase of 6.1% compared to net sales of $9.9 million in the comparable period of 2006. The increase in revenues was primarily attributable to the “Car of Tomorrow” concept car introduced on a limited scale by NASCAR for the 2007 race season.

Gross Profit.  Gross profit increased $5.7 million to $40.8 million during the first nine months of 2007, a 16.2% increase compared to gross profit of $35.1 million for the comparable period of 2006. Our gross profit margin improved to 23.8% of our net sales in the first nine months of 2007 compared to 22.0% of our net sales for the comparable period of 2006. The increase is primarily the result of margin improvement from volume related absorption of fixed overhead, pricing actions and operating improvements at our friction products facilities, including our facility in Tulsa. This increase was partially offset by increases in incentive compensation and depreciation expense during nine months ended September 30, 2007 compared to the prior year period.

	Nine Months Ended September 30
Gross Profit Margin:	2007	2006	Change
Friction products	24.3%	22.3%	2.0%
Performance racing	15.2%	18.2%	-3.0%
Consolidated	23.8%	22.0%	1.8%

•
Friction Products. Our friction products segment reported gross profit of $39.2 million, or 24.3%, of its net sales for the first nine months of 2007 compared to $33.3 million, or 22.3%, of its net sales for 2006. The 2.0% increase in our gross profit margin was primarily the result of increased production flow and improved control of manufacturing expenses as our domestic facilities, including Tulsa, benefited from improved manufacturing efficiencies, pricing actions and margin improvements from volume related absorption of fixed overhead. This increase was partially offset by increases in incentive compensation and depreciation expense during the period.

•
Performance Racing. Our performance racing segment reported gross profit of $1.6 million for the first nine months of 2007 compared to $1.8 million during the comparable period of 2006. Our gross margin in the performance racing segment fell to 15.2% of net sales for the first nine months of 2007 compared to 18.2% for 2006. The 3.0% decrease in the gross margin was primarily the result of less favorable product mix and increased material costs.

ST&A Expenses. ST&A expenses increased $0.7 million, or 2.8%, to $25.4 million for the first nine months of 2007 from $24.7 million during the first nine months of 2006. As a percentage of net sales, ST&A decreased to14.8% for the first nine months of 2007 compared to 15.5% for 2006. The increase in ST&A expenses resulted primarily from an increase in employee incentive compensation expense during the nine months ended September 30, 2007 in addition to $1.3 million of legal costs during the nine months ended September 30, 2007 related to the previously announced SEC and DOJ investigations. This increase was partially offset by lower employee salary expenses during the period. We spent $3.9 million, or 2.3% of our net sales on product research and development for the first nine months of 2007 compared to $3.5 million or 2.2% of our net sales for 2006.

Income from Operations. Income from operations was $14.8 million for the first nine months of 2007, an increase of $4.8 million or 48.0%, compared to $10.0 million during the comparable period of 2006. Income from operations as a percentage of net sales increased to 8.6% for the first nine months of 2007 from 6.3% in the comparable period of 2006. The increase was primarily the result of margin improvements from volume related absorption of fixed overhead and operational improvements at our Tulsa facility and pricing actions. This improvement was partially offset by the aforementioned increases in employee incentive compensation expense, depreciation expense and legal costs. The effect of foreign currency exchange rates accounted for 6.7% of the total income from operations increase of 48.0% during the nine months ended September 30, 2007.

As a result of the items discussed above, income from operations at each of our segments was as follows:

	Nine Months Ended September 30
Income (loss) from operations by segment:	2007	2006	$ Change
	(dollars in millions)
Friction products	$15.5	$11.3	$4.2
Performance racing	(0.7)	(1.3)	0.6
Consolidated	$14.8	$10.0	$4.8

Interest Expense. Interest expense decreased $1.1 million during the nine month period ended September 30, 2007 to $7.4 million from $8.5 million in the comparable period of 2006. The primary reason for the decrease was due to lower levels of borrowings during the period. We had no borrowings under our bank facility since February 2, 2007 and we redeemed $22.9 million of our senior notes in August 2007. In addition, our Chinese facility repaid $1.0 million of debt it had with a local bank during the period. Included as a component of Interest expense in our Consolidated Statements of Income is the amortization of deferred financing costs. Amortization of deferred financing was $0.3 million for the nine months ended September 30, 2007 and 2006.

Interest Income. We invested the proceeds from the sale of our precision components segment in various interest bearing investments. As a result of these investments as well as additional investments from excess cash generated from operations, interest income was $2.9 million during the nine months ended September 30, 2007. There was no related interest income in the comparable period of 2006.

Other (expense) income, net. As a result of the redemption of $22.9 million of our senior notes in August 2007, we recorded an expense of $0.6 million related to the write-off of deferred financing costs during the nine month period ended September 30, 2007. There was no related write-off of deferred financing expense in the comparable period of 2006. In addition, we reported foreign exchange currency transaction income of $0.3 million during the nine month period ended September 30, 2007. We had no foreign currency transactions gains or losses during the nine month period ended September 30, 2006.

Income Taxes. We recorded a tax provision for our continuing operations of $4.3 million for the nine months ended September 30, 2007 compared to $1.3 million in the comparable period of 2006. Our effective income tax rate of 43.1% differs from the current federal U.S. statutory rate of 35.0%, primarily as a result of higher tax rates in the foreign jurisdictions in which we operate compared to the tax rate of our domestic operations and the lack of state tax benefits for domestic entities in a net loss position for the nine months ended September 30, 2007 and 2006. Our worldwide provision for income taxes is based on annual tax rates for the year applied to all of our sources of income. During the nine months ended September 30, 2007, we recorded a one-time benefit of $0.2 million at a foreign subsidiary to adjust tax accounts to reflect anticipated tax liabilities and refunds. Excluding this benefit, the effective rate would have been 45.5% for the nine months ended September 30, 2007.

Discontinued Operations, net of tax. In the fourth quarter of 2006, we committed to a plan to divest our precision components segment operations. On February 2, 2007, we sold the precision components segment. Additionally, in the fourth quarter of 2003, we committed to a plan to divest our motor segment operations. As of December 31, 2006 all activities of the motor segment ceased. In accordance with U.S. GAAP, we have accounted for both of these business segments in our Consolidated Statements of Income on the line item (Loss) income from discontinued operations, net of tax. The operating activity of the precision components segment is reflected in the following summary of results of our discontinued operations for the nine months ended September 30, 2007 and 2006. The activities of the motor segment are reflected in our discontinued operations for the nine months ended September 30, 2006 only. An analysis of Discontinued Operations is contained in Note 9 “Discontinued Operations” in the accompanying unaudited Consolidated Financial Statements of this Form 10-Q.

	Nine Months Ended September 30
	2007	2006
	(dollars in millions)
Net sales	$7.3	$76.6

Income from discontinued operations, net of tax	$10.9	$4.0

Net Income. As a result of the factors noted above, we reported net income of $16.6 million in the nine months ended September 30, 2007, an increase of $12.2 million, or 277.3%, compared to net income of $4.4 million in 2006.

Liquidity and Capital Resources

Our primary financing requirements are:

•	for capital expenditures for maintenance, replacement and acquisition of equipment, expansion of capacity, productivity improvements and product development,
•	for funding our day-to-day working capital requirements, and
•	to pay interest on, and to repay principal of, our indebtedness.

Historically, our primary source of funds for conducting our business activities and servicing its indebtedness has been cash generated from operations, and borrowings under our bank facility our senior notes. Recently, we also have available to us the sale proceeds of the precision components segment. The following selected measures of liquidity and capital resources outline various metrics that are reviewed by our management and are provided to enhance the understanding of our business.

Selected Measures of Liquidity and Capital Resources from Continuing Operations

	September 30
	2007	2006
	(dollars in millions)
Cash and cash equivalents	$73.0	$5.7
Marketable securities	$1.0	$-
Working capital (1)	$114.4	$121.9
Current ratio (2)	3.8 to 1.0	3.1 to 1.0
Net debt as a % of capitalization (3)	17.0%	70.6%
Average number of days sales in accounts receivable	64 days	66 days
Average number of days sales in inventory	79 days	92 days

(1)	Working capital is defined as current assets minus current liabilities.
(2)	Current ratio is defined as current assets divided by current liabilities.
(3)	Net debt is defined as long-term debt, including current portion, and short-term borrowings, less cash and marketable securities. Capitalization is defined as net debt plus shareholders’ equity.

The overall increase in cash and cash equivalents between periods is primarily due to the sale of our precision components segment during the first quarter of 2007 and the corresponding receipt of the cash purchase price. In addition, our continuing operations generated $12.9 million of operating cash flows during the nine months ended September 30, 2007. During the nine months ended September 30, 2007, we invested a portion of the proceeds received from the sale of our precision components segment in marketable securities. As of September 30, 2007, we reported $57.1 million of investments in Cash and cash equivalents and $1.0 million of investments in Marketable securities in our Consolidated Balance Sheet. Our investments generally have a maturity of six months or less at the date of purchase; the latest maturity date for marketable securities held by us as of September 30, 2007 is May 12, 2008.

As part of our working capital management program, we review certain working capital measures on a continuous basis. The $7.5 million decrease in our net working capital from September 30, 2006 resulted primarily from decreased inventory levels as impacted by our working capital management programs. Our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover, respectively. The number of days sales outstanding in accounts receivable at the period ended September 30, 2007 was 64 days compared to 66 days at September 30, 2006. The decrease is mainly attributable to improved collection on receivables during recent months. Average inventory days decreased to 79 days at the nine months ended September 30, 2007 as compared to 92 days at September 30, 2006. Our overall inventory investment has decreased approximately $3.4 million at the nine month period ended September 30, 2007 as compared to 2006 levels, primarily due to a focus on lean manufacturing techniques and continued operational performance improvements during the recent period.

Contractual Obligations and Other Commercial Commitments

There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2006. The table excludes our liability for unrecognized tax benefits, which totaled $0.6 million as of September 30, 2007 and $1.3 million as of December 31, 2006, since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

Debt

The following table summarizes the components of our indebtedness:

	September 30	December 31
	2007	2006
	(dollars in millions)
Short-term debt	$-	$1.0
Senior notes	87.1	110.0
Bank facility	-	-
Other	0.1	0.2
Total debt	$87.2	$111.2

On August 9, 2007, we redeemed $22.9 million of senior notes under the terms of our Indenture. We wrote off the unamortized debt issuance costs related to the portion of the senior notes redeemed, which resulted in a loss on extinguishment of debt of approximately $0.6 million. This amount was recorded in Other expense (income), net in our Consolidated Statement of Income for the period ended September 30, 2007.

At September 30, 2007, there were no amounts borrowed under our bank facility and $1.1 million of letters of credit outstanding under our letter of credit sub-facility. At September 30, 2007, we had $19.7 million available to borrow under the $30.0 million bank facility based on our eligible collateral less the letters of credit outstanding. There were no borrowings under credit facilities with local financial institutions at our facilities in Italy and China as of September 30, 2007.

As of September 30, 2007, we were in compliance with the provisions of all of our debt instruments.

Cash Flow

The following table summarizes the major components of cash flow:

	Nine Months Ended September 30
	2007	2006
	(dollars in millions)
Cash provided by (used in) operating activities of continuing operations	$12.9	$(4.2)
Cash provided by (used in) investing activities of continuing operations	87.4	(3.9)
Cash (used in) provided by financing activities of continuing operations	(25.9)	1.7
Effect of exchange rates on cash	0.3	0.3
Cash (used in) provided by discontinued operations	(7.9)	5.1
Net increase (decrease) in cash and cash equivalents	$66.8	$(1.0)

At September 30, 2007, we had cash and cash equivalents of $73.0 million compared to $5.7 million at September 30, 2006. The cash and cash equivalents on our Consolidated Balance Sheet at September 30, 2007 is comprised of a portion of the net proceeds from the precision components segment sales transaction and cash held at our foreign operations. The cash on our Consolidated Balance Sheet at September 30, 2006 was primarily held at our foreign operations. Excess domestic cash has historically been used to pay down the outstanding loans under our bank facility. Excess cash at September 30, 2007 is invested in marketable securities with various maturities.

Net cash provided by our operating activities from continuing operations was $12.9 million for the nine months ended September 30, 2007 compared to cash used of $4.2 million for 2006. The increase in cash provided by our operations in 2007 compared to 2006 was primarily the result of our improvement in profitability in 2007 as compared to 2006. Our net working capital was $114.4 million as of September 30, 2007 compared to $121.9 million as of September 30, 2006.

Our investing activities from continuing operations provided $87.4 million for the nine months ended September 30, 2007. We received cash proceeds from the sale of our precision components segment of $93.4 million during the nine month period ended September 30, 2007. Additionally during this nine month period, we invested $45.9 million in marketable securities and received proceeds of $46.1 million from the maturity of a held to maturity security. We used $6.1 million and $5.6 million for the purchases of property, plant and equipment in the nine months ended September 30, 2007 and 2006, respectively.

Cash used in financing activities was $25.9 million for the nine months ended September 30, 2007 compared to cash provided by financing activities of $1.7 million for the nine months ended September 30, 2006. We used $3.0 million in the nine months ended September 30, 2007 to repurchase shares under a previously announced stock repurchase program. In addition, we repaid $35.0 million of outstanding debt, including the repayment of $1.0 million of local debt of our Chinese facility and $22.9 million of senior notes related to our tender offer completed during the third quarter of 2007. We had no outstanding borrowings under our bank facility at September 30, 2007.

We believe that cash, marketable securities, cash flow from operating activities and borrowing availability under our bank facility will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. In seeking to minimize the risks and costs associated with market risk, we manage our exposures to interest rates and foreign currency exchange rates through our regular operating and financial activities and through foreign currency hedge contracts. We had no foreign currency hedge contracts outstanding as of September 30, 2007. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. At September 30, 2007, none of our total outstanding debt bore interest at a variable rate. Typically, our primary interest rate risk exposure results from floating rate debt. Our cash is primarily invested in bank deposits, money market funds and other marketable debt securities. The carrying value of these cash equivalents approximates fair market value. Our investments in money market funds and marketable securities are subject to interest rate risk and our financial condition and results operations could be affected due to movements in interest rates. Due to the short-term nature of these investments, a 1% change in market interest rates would have an impact of approximately $0.7 million on an annual basis as of September 30, 2007.

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

Foreign Currency Exchange Risk. The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. We have operations outside the United States with foreign currency denominated assets and liabilities, primarily denominated in Euros, Canadian dollars, and Chinese Yuan. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. We do not expect that our unhedged foreign currency balance sheet exposure as of September 30, 2007 will result in a significant impact on our earnings or cash flows. We also monitor exposure to transactions denominated in currencies other than the functional currency of each country in which Hawk operates, and have periodically entered into forward contracts to mitigate that exposure. As of September 30, 2007, we have no derivative instruments outstanding.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of September 30, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Vice President - Finance. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Vice President - Finance each concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Hawk, including our consolidated subsidiaries, required to be included in reports we file with or submit to the SEC under the Securities Exchange Act of 1934. We continue to evaluate the need for improvements in our disclosure controls and procedures, including further formalizing our processes, procedures and policies and remediate when appropriate.

Changes in Internal Control. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that we judged to have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have implemented supplemental controls to remediate previously disclosed segregation of duties deficiencies at the affected facilities.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are involved in lawsuits that have arisen in the ordinary course of our business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made. In our opinion, the outcome of these legal actions will not have a material adverse effect on our financial condition, cash flows or results of operations.

ITEM 1A.  RISK FACTORS

We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 31, 2006, filed on Form 10-K on March 23, 2007 with the SEC with the exception of risk factors related to the SEC and DOJ investigations, and the expiration of a labor agreement at our Italian subsidiary.

We are the subject of investigations by the SEC and DOJ which may harm our business and results of operations.

As we previously disclosed, the SEC provided Hawk with a formal order of private investigation that relates to the previously-disclosed informal inquiry commenced by the SEC. The investigation concerns activity from June 2006 to the present involving (1) Hawk’s preparations for compliance with Section 404, (2) the maintenance, and evaluation of the effectiveness, by Hawk of disclosure controls and procedures and internal controls over financial reporting, (3) transactions in Hawk’s common stock by a stockholder that is not affiliated with Hawk, including the impact of those transactions when Hawk would be required to comply with Section 404, (4) the calculation of the amount of Hawk common stock held by non-affiliates and the effect of the calculation when Hawk would be required to comply with Section 404, (5) communications between Hawk and third parties regarding Section 404 compliance and (6) Hawk’s periodic disclosure requirements related to the foregoing. Hawk cooperated fully with the informal inquiry and continues to cooperate fully with the formal investigation.

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

Our national union labor agreement at our Italian subsidiary has expired.

The union employees at our Italian facility have been working without a national labor contract since July 1, 2007.  In addition, our local labor contract with the union expires in December 2008,   Negotiations are ongoing between the national  union representatives and the Italian manufacturing companies' associations. Although we expect the union will ratify the new national contract, negotiations are expected to continue through the balance of 2007.  We cannot be certain that the Italian manufacturing associations will be able to negotiate a new agreement on favorable terms or without experiencing work stoppages.  Any work stoppage may have a material adverse effect on our financial condition, results of operations and prospects

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Hawk during the three months ended September 30, 2007 of equity securities registered by Hawk under the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)

7/1/07 to 9/30/07	59,330	$13.79	247,865	$1.0 million

(1)
On March 5, 2007, we announced that our board of directors authorized the repurchase of an aggregate of $4.0 million of our shares of Class A common stock in the open market, through privately negotiated transactions or otherwise in accordance with securities laws and regulations (the Plan).

(2)
The approximate value of additional shares that may be repurchased pursuant to the Plan is $1.0 million. The Plan will expire when the aggregate repurchase price limit is met, unless terminated earlier by our board of directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None.

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

Date: November 7, 2007      HAWK CORPORATION

By: /s/ RONALD E. WEINBERG
Ronald E. Weinberg
Chairman of the Board, CEO and President

By: /s/ JOSEPH J. LEVANDUSKI
Joseph J. Levanduski
Vice President & Chief Financial Officer