Form 10-K
period 2007-12-31
HAWK CORP
filed 2008-03-17
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer ☐    Accelerated Filer ☑   Non-accelerated Filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Act: Shell Company YES ☐  NO ☑

The aggregate market value of the voting common equity held by non-affiliates as of June 29, 2007 was $82,629,357 (based on the closing price as quoted on the American Stock Exchange on that date).

As of March 9, 2008, the registrant had 8,967,806 shares of Class A Common Stock, net of treasury shares, and 0 shares of Class B non-voting Common Stock outstanding. As of that date, non-affiliates held 6,048,809 shares of Class A Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be held on June 4, 2008 of Hawk Corporation are incorporated by reference into Part III of this Form 10-K.

As used in this Form 10-K, the terms “Company,” “Hawk,” “Registrant,” “we,” “us” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2007.

PART I

ITEM 1.  BUSINESS

Our Company

Hawk Corporation is a leading supplier of friction products for industrial, aircraft, agricultural and performance applications. We focus on designing, manufacturing and marketing products requiring sophisticated engineering and production techniques for applications in markets in which we have achieved a significant market share. Our friction products include parts for brakes, clutches and transmissions used in construction and mining vehicles, agricultural vehicles, trucks, motorcycles and race cars, and brake parts for landing systems used in commercial and general aviation.  Our friction products are made principally from proprietary formulations and designs of composite materials and metal powders.  Our performance racing products include premium clutch, transmissions and driveline systems.

Founded in 1989, Hawk Corporation is a holding company that through our subsidiaries, enjoys customer relationships that span 50 years or more, and has a manufacturing history dating back to 1920. Our common stock has been publicly traded since 1998 under the symbol “HWK”.

Business Segment Information

We benefit from a deep and diversified customer base, with approximately 500 total customers.  While we are dependent on a small number of customers for a large portion of our sales, we sell multiple product applications to each of those customers.  For the year ended December 31, 2007, our top five customers made up approximately 42.6% of our total net sales.  Our largest customer, Caterpillar, accounted for approximately 16.7% of our total net sales in 2007.  We are a preferred supplier to many of the world’s largest and most well-known brand name original equipment manufacturers, including Caterpillar, Aircraft Braking Systems, Eaton, Goodrich, CNH, Volvo and Carraro. We believe that more than 80% of our net sales are from products for which we are the sole source provider for the specific customer application. We offer our customers full service capabilities, from design through production, and work closely with original equipment manufacturers to improve performance and develop product innovations to generate increased sales. We also benefit from a diversified product list, with over 5,000 total products, none of which accounted for more than 5% of our net sales in 2007. We do not target the cyclical consumer automotive sector.  For the year ended December 31, 2007, we generated net sales of $228.7 million and income from operations of $18.6 million, representing an operating margin of 8.1%.  We define operating margin as our income from operations as a percentage of our net sales.

Through our subsidiaries, we operate in two reportable segments: friction products and performance racing.

2007 Sales by Segment

Friction Products

We believe that, based on net sales, we are one of the top worldwide manufacturers of friction products used in off-highway, on-highway, industrial, agricultural, performance and aircraft applications. Our friction products segment manufactures parts and components made from proprietary formulations of composite materials, primarily consisting of metal powders and synthetic and natural fibers. Friction products are used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Our friction products include parts for brakes, clutches and transmissions used in construction and mining vehicles, agricultural vehicles, military vehicles, trucks, motorcycles and race cars, and brake parts for landing systems used in commercial and general aviation. We believe we are:

•	a leading domestic and international supplier of friction products for construction and mining equipment, agricultural equipment and trucks,

•
the leading North American independent supplier of metallic friction materials for braking systems for new and existing series of many commercial and military aircraft models, including Boeing, EADS, Lockheed and United Technologies, as well as the Canadair regional jet series,

•	the largest supplier of friction materials for the growing general aviation market, including numerous new and existing series of Cessna, Hawker, Lear and Pilatus aircrafts, and

•	a leading domestic supplier of friction products into performance, defense and specialty markets such as military vehicles, motorcycles, race cars, performance automobiles, ATV’s and snowmobiles.

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

Discontinued Operations

During the fourth quarter of 2006, we made a strategic decision to focus our corporate resources on the friction products and performance racing businesses and committed to a plan to sell our precision components segment, with operations in the United States and China.  The sale of the precision components segment closed on February 2, 2007 and we received a cash purchase price of $93.2 million.  The Company reported a gain on sale of the precision components segment of $15.0 million ($11.9 million net of tax).

During the fourth quarter of 2003, we committed to a plan to sell our motor segment, with operations in Monterrey, Mexico and Alton, Illinois.  In the fourth quarter of 2004, we sold certain fixed assets and the land and building of our Alton, Illinois facility.  On March 29, 2006 we entered into an agreement to sell the Monterrey, Mexico operations.  The transaction was finalized in the fourth quarter of 2006.  As a result, there are no remaining assets or liabilities of the motor segment classified as discontinued operations in the December 31, 2006 balance sheet, or in the balance sheet of any subsequent period.

During the fourth quarter of 2007 we received an audit assessment from the Mexican tax authority related to our Monterrey, Mexico discontinued operation which we are vigorously contesting.  Income from discontinued operations, after income taxes was impacted by approximately $1.0 million for the year ended December 31, 2007, as a result of this assessment.

Operating results from discontinued operations are summarized as follows:

	2007	2006	2005
	(dollars in millions)
Net sales	$7.3	$98.9	$92.5
(Loss) income from discontinued operations, before income taxes	$(2.2)	$8.6	$6.8
Gain on sale of discontinued operations, before income taxes	15.0	-	-
Income tax expense	2.7	3.7	2.6
Income from discontinued operations, after income taxes	$10.1	$4.9	$4.2

Business Strategy

Our business strategy is built on our corporate strengths and includes the following principal elements:

•
Continued Product Innovation. We believe that we are an industry leader in the development of systems, processes and technologies that enable us to manufacture friction products with numerous performance advantages, such as greater wear resistance, increased stopping power, lower noise and smoother engagement. We are committed to maintaining our technological advantages. As a result, we are focusing our research and development efforts on improving our existing products and developing materials and technologies for new applications for our existing end markets. Across all of our business segments, we seek new product developments and production techniques that will enable us to develop new applications for our existing end markets. For the year ended December 31, 2007, we spent $5.2 million, or 2.3% of our net sales, on research and development, compared to $4.6 million or 2.2% of our 2006 net sales for the year ended December 31, 2006.

•
Focus on High-Margin, Specialty Applications. We focus on markets that require sophisticated engineering and production techniques and in which we have achieved a significant market share. We seek to compete in markets requiring a high level of engineering expertise and technical capability, rather than in markets in which the primary competitive factor is product pricing. Our gross margins were 23.2% for the year ended December 31, 2007 and 22.0% for the year ended December 31, 2006.  Our gross margins in 2007 and 2006 were positively impacted by pricing actions that began during the last half of 2006, strong market conditions in most of the markets that we serve and operating improvements at our domestic friction products facilities, including our Tulsa, Oklahoma facility which began operation in 2005.

•
Capitalize on Aftermarket Opportunities. We estimate that total aftermarket sales of our friction products have comprised approximately 40% to 50% of friction product sales in recent years. Our aftermarket sales enable us to reduce our exposure to adverse economic cycles. Sales of our friction products can offer decades of continued sales for products such as aircraft brakes, heavy duty trucks and construction equipment. We have expanded our friction products segment aftermarket sales force to focus on increasing direct aftermarket sales under our Velvetouch® and Hawk Performance® brands, to fleets and retail customers.  For the year ended December 31, 2007 our direct aftermarket sales were $23.9 million, or 10.4% of our friction products sales, a decrease of 1.4% from 2006, primarily due to reduced sales to the heavy truck aftermarket.

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

•
Globalization. In addition to the United States, we have friction manufacturing facilities in Italy, Canada and China and sales offices in Argentina, Russia and India. Through the worldwide distribution network of our friction products segment we continue to selectively expand our international operations in established markets throughout Europe, Asia, North America, South America and Australia. We also market to domestic Asian customers from our facility in China. Our international net sales represented $84.2 million, or 36.8%, of our consolidated net sales for the year ended December 31, 2007, and $64.5 million, or 30.4%, of our consolidated net sales in 2006.

Our principal offices are located at 200 Public Square, Suite 1500, Cleveland, Ohio 44114-2301, and we can be reached by telephone at (216) 861-3553.  Our web site address is: www.hawkcorp.com.

Our Principal Markets and Products

We focus on supplying the off-highway, on-highway, industrial, agricultural, aircraft, and performance racing markets with components that require sophisticated engineering and production techniques for applications where we have achieved a significant market share. We have diversified our end markets through product line expansions. We believe that diversification has reduced our economic exposure to the cyclical effects of any particular industry. For the year ended December 31, 2007, our sales by principal markets were:

2007 Sales by Principal Markets

Performance Racing 5.6%
Performance Friction 4.4%
Aircraft & Defense 19.0%
Agriculture 12.8%
Heavy Truck 10.1%
Specialty Friction 4.7%
Construction and Mining 43.4%

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

The principal markets served by our friction products segment include manufacturers of truck clutches, transmissions, heavy-duty construction, mining and agricultural vehicle brakes, aircraft brakes, motorcycle, snowmobile and racing and performance automotive brakes. Based on net sales, we believe that we are among the top worldwide manufacturers of friction products used in industrial, agricultural and aircraft applications. We estimate that our direct and indirect aftermarket sales of friction products have comprised approximately 40% to 50% of our net friction product sales in recent years. We believe that our aftermarket sales component enables us to reduce our exposure to adverse economic cycles.

Construction/Mining/Agriculture/Trucks/Performance and Specialty. We supply a variety of friction products for use in brakes, clutches and transmissions on construction, mining and agriculture equipment, trucks and specialty vehicles. These components are designed to precise friction characteristics and mechanical tolerances, permitting brakes to stop or slow a moving vehicle and the clutch or transmission systems to engage or disengage. We believe we are a leading supplier to original equipment manufacturers and to the aftermarket. We also believe that our trademarks, including Velvetouch® and Hawk Performance®, are well known to the direct aftermarket for these components. The use of our friction products in conjunction with a new or existing brake, clutch or transmission system provides us with the opportunity to supply the aftermarket with the friction product for the life of the system.

•
Construction and Mining Equipment. We supply friction products such as transmission discs, clutch facings and brake components to manufacturers of construction and mining equipment, including Caterpillar, Volvo and Carraro. We believe we are one of the largest suppliers of these types of friction products. Replacement components for construction equipment are sold through original equipment manufacturers as well as directly to aftermarket distributors.

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

•
Performance and Specialty Friction. We supply friction products for use in specialty applications, such as brake pads for Bombardier, Polaris and Arctic Cat snowmobiles, race cars and performance automotive vehicles, fleet vehicles such as delivery trucks, police cars and ambulances as well as motorcycles. We believe that these markets are experiencing significant growth, and that we have increased our market share with our combination of superior quality and product performance. Our replacement components are sold through original equipment manufacturers, directly to aftermarket distributors through relationships with national automotive retailers such as Pep Boys and Tire Rack.

Aircraft & Defense. We believe we are a leading independent supplier of friction products to the manufacturers of aircraft braking systems for Boeing, EADS, Lockheed, United Technologies and Bombardier for the Canadair regional jet series used by commuter airlines as well as certain military aircraft. We believe we are also the largest supplier of metallic friction products to the general aviation (non-commercial airline, non-military) market, supplying friction materials for aircraft such as Cessna, Hawker, Lear and Pilatus.

Each commercial aircraft braking system, including the friction products supplied by us, must meet stringent Federal Aviation Administration (FAA) criteria and certification requirements. New model development and FAA testing for our aircraft braking system customers generally begins two to five years before full scale production of new braking systems. If we and our aircraft brake system manufacturing partner are successful in obtaining the rights to supply a particular model of aircraft, we will typically supply our friction products for that model’s aircraft braking system for as long as the model continues to fly because it is generally not economically feasible to redesign a braking system once it is certified by the FAA. Moreover, the FAA maintenance requirements mandate that brake lining components be changed after a specified number of take-offs and landings, which results in a continuous and steady market for our aircraft friction products.

We supply brake pads for military vehicles and for a number of military aircraft applications.

Performance Racing

We supply premium clutch, transmissions and driveline systems under our Quarter Master and Tex Racing brands. These products are used by leading teams in NASCAR, ALMS and by weekend enthusiasts in the SCCA racing clubs, as well as in other road racing and oval track competition cars. We supply the official brake pad of the SCCA and we are a participating sponsor of the SCCA and several other racing series.

Our Business Segments

The following table set forth comparative operating results and total assets by each of our operating segments:

	Year ended December 31
	2007		2006		2005
	(dollars in millions)
Net sales to external customers:
Friction products	$215.9	94.4%	$199.9	94.3%	$167.0	91.9%
Performance racing	12.8	5.6%	12.1	5.7%	14.8	8.1%
Consolidated	$228.7	100.0%	$212.0	100.0%	$181.8	100.0%

Gross profit:
Friction products	$51.4	96.9%	$44.9	96.1%	$33.2	91.7%
Performance racing	1.6	3.1%	1.8	3.9%	3.0	8.3%
Consolidated	$53.0	100.0%	$46.7	100.0%	$36.2	100.0%

Income (loss) from continuing operations
Friction products	$20.0	107.8%	$16.3	164.6%	$3.2	133.3%
Performance racing	(1.4)	-7.8%	(6.4)	-64.6%	(0.8)	-33.3%
Consolidated	$18.6	100.0%	$9.9	100.0%	$2.4	100.0%

Adjusted income (loss) from operations (1)
Friction products	$20.0	107.8%	$16.3	113.2%	$9.2	108.2%
Performance racing	(1.4)	-7.8%	(1.9)	-13.2%	(0.7)	-8.2%
Consolidated	$18.6	100.0%	$14.4	100.0%	$8.5	100.0%

	December 31
	2007	2006
	(dollars in thousands)
Total assets:
Friction products	$209,350	$134,378
Performance racing	10,554	7,563
Continuing operations	219,904	141,941
Discontinued operations	-	87,313
Consolidated	$219,904	$229,254
___________

(1)	See the disclosure set forth in the following section captioned “Hawk’s Use of Non-GAAP Financial Measures” for further explanation.

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

The “Adjusted income from operations” non-GAAP financial measure is defined by us as “Income from operations” as presented in our Consolidated Statement of Operations plus a goodwill impairment charge, restructuring and loan forgiveness costs, less employee benefit curtailment income.  We use this measure to more accurately gauge the ongoing day to day operating activities of our business.  In the fourth quarter of 2006, based on an assessment of our performance racing segment and its present and future operations, we recognized a non-cash pre-tax goodwill impairment charge of $4.5 million.   As a result of our decision to relocate one of our friction products manufacturing facilities to Oklahoma from Ohio, we incurred a pre-tax non-recurring cost of $5.5 million related to this event that impacted the financial results for 2005.  Additionally, in conjunction with the closure of our Ohio facility, for the period ended December 31, 2005, we reported employee benefit curtailment income due to the termination of employees upon the closure of the facility.  This non-recurring income resulted from the reduction of a liability computed by our actuary to reflect the portion of benefits based on age and years of service requirements that are no longer owed by us at the date of termination. The loan forgiveness expense resulted from a one-time, non-recurring action taken by our compensation committee on January 30, 2004 approving the forgiveness of the shareholder notes of two of our senior executive officers.  The action required the full forgiveness of the shareholder notes by July 1, 2005 if specific operating targets were met.  Based on our performance, the remaining outstanding loan balance was forgiven in March 2005.

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

Reconciliation of Income from operations to Adjusted income from operations determined in accordance with GAAP:

	Year ended December 31
	2007	2006	2005
	(dollars in millions)
Income from operations - Friction products:	$20.0	$16.3	$3.2
Restructuring costs	-	-	5.5
Employee benefit curtailment income	-	-	(0.6)
Loan forgiveness costs	-	-	1.1
Adjusted income from operations – Friction products	$20.0	$16.3	$9.2

Loss from operations - Performance racing:	$(1.4)	$(6.4)	$(0.8)
Goodwill impairment	$-	$4.5
Loan forgiveness costs	-	-	0.1
Adjusted loss from operations – Performance racing	$(1.4)	$(1.9)	$(0.7)

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

Our Quality Control Procedures

Throughout our design and manufacturing process, we focus on quality control. For product design, each manufacturing facility uses state-of-the-art testing equipment to replicate virtually any application required by our customers. This equipment is essential to our ability to manufacture components that meet stringent design and customer specifications. To ensure that tolerances have been met and that the requisite quality is inherent in our finished products, we use statistical process controls and a variety of electronic measuring equipment and computer-controlled testing machines. We have also established quality control programs within each of our facilities to detect and prevent potential quality problems.

Since 2001, we have utilized Six Sigma and lean manufacturing initiatives focused on creating a culture of continuous improvement.  These tools are data-driven programs of continuous improvement designed to eliminate waste, reduce process variations, improve productivity, and eliminate costs throughout the organization.

Our Global Operations

In additional to the United States, we operate friction manufacturing facilities in Orzinuovi, Italy, Suzhou, China, and Ontario, Canada.  In addition, we operate sales offices in Russia, India and Argentina.  Our international operations are subject to the usual risks of operating in foreign jurisdictions. Risks inherent in international operations include the following:

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
Net sales from our international facilities represented $84.2 million, or 36.8% of our consolidated net sales in 2007 compared to $64.5 million or 30.4% of our consolidated net sales in 2006, an increase of 30.5% in 2007.

2007 Sales by Geographic Location

For information regarding our net sales, income from operations, net income, and total assets by geographic area see Note 16 “Business Segments” in the accompanying Consolidated Financial Statements of this Form 10-K.

Our Technology

We believe we are an industry leader in the development of systems, processes and technologies that enable the manufacturing of friction products with numerous performance advantages, such as greater wear resistance, increased stopping power, lower noise and smoother engagement. Our expertise is evidenced by our aircraft brake components, which are currently being installed on many of the braking systems of the Boeing commercial aircrafts and Bombardier’s Canadair regional jet series of commuter aircraft, as well as new series of industrial equipment from various original equipment manufacturers.

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

Our expenditures for product research and development and engineering were $5.2 million, or 2.3% of net sales, for the year ended December 31, 2007, compared with $4.6 million, or 2.2% of net sales, in 2006.

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

We sell our friction products to a diversified group of original equipment manufacturers, second tier component suppliers, retailers and distributors in a wide variety of markets. In addition, through our performance racing segment we sell transmissions, clutches and other driveline components directly to some of the most recognizable race teams in NASCAR as well as to distributors serving other race enthusiasts. Our top five customers represented 42.6% of our consolidated net sales in 2007 compared to 42.0% of our consolidated net sales in 2006. Our largest customer, Caterpillar, represented approximately 16.7% of our consolidated net sales in 2007 and 17.1% in 2006.

How We Market and Sell Our Products

We market our products globally through product managers and direct sales professionals, who operate primarily from our facilities in the United States, Italy, China and Canada, and sales offices in Russia, India and Argentina. Our product managers and sales force work directly with our engineers who provide the technical expertise necessary for the development and design of new products and for the improvement of the performance of existing products. Our friction products are sold both directly to original equipment manufacturers and to the aftermarket through our original equipment customers and a network of distributors and representatives throughout the world. Sales to customers in our performance racing segment are sold directly to race teams and distributors primarily in the United States.

Our Competition

Our success depends on our ability to continue to meet our customers’ changing specifications with respect to reliability and timeliness of delivery, technical expertise, product design capability, manufacturing expertise, operational flexibility and customer service.

We compete for new business principally at the beginning of the development of new applications and at the redesign of existing applications by our customers. For example, new model development for our aircraft braking system customers generally begins two to five years before full-scale production of new braking systems. Initiatives by customers to upgrade existing products typically involve long lead times as well. We also compete with manufacturers using different technologies, such as carbon composite (carbon-carbon) friction materials for aircraft braking systems. Carbon-carbon braking systems are significantly lighter than the metallic aircraft braking systems for which we supply friction materials, however they are generally more expensive. The carbon-carbon brakes are typically used on wide-body aircraft, such as the Boeing 747, 767 and 777, and on military aircraft, where the advantages in reduced weight may justify the additional expense.

In our performance racing segment, we compete for new business at the race team level in the various racing circuits we serve.  We compete with a number of companies who provide similar products used in the performance racing applications.

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

Government Regulation of Our Businesses

Our sales to manufacturers of aircraft braking systems represented 15.3% of our consolidated net sales in 2007 and 2006. Each aircraft braking system, including the friction products supplied by us, must meet stringent FAA criteria and testing requirements. We have been able to meet these requirements in the past, and we continuously review FAA compliance procedures to help ensure our continued and future compliance.

Environmental, Health and Safety Matters

We are subject to stringent environmental standards imposed by federal, state, local and foreign environmental laws and regulations, including those related to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants. Our compliance with environmental laws also may require the acquisition of permits or other authorizations for some kinds of activities and compliance with various standards or procedural requirements. We are also subject to the federal Occupational Safety and Health Act and similar foreign and state laws. The nature of our operations, the long history of industrial uses at some of our current or former facilities, and the operations of predecessor owners or operators of some of the businesses expose us to risk of liabilities or claims with respect to environmental and worker health and safety matters. We reviewed our procedures and policies for compliance with environmental and health and safety laws and regulations and believe that we are in substantial compliance with all material laws and regulations applicable to our operations. We are not aware of any instance in which we have contravened federal, state, or local provisions enacted for or relating to protection of the environment or in which we otherwise may be subject under environmental laws to liability for environmental conditions that could materially affect operations.  Our costs of complying with environmental, health and safety requirements have not been material.

Our Intellectual Property

Our federally registered trademarks include Hawk®, Wellman Friction Products®, Wellman Products Group®, Hawk Brake®, Hawk Performance®, Fibertuff®, Feramic®, Velvetouch®, Velvetouch Feramic®, Quarter Master® and Tex Racing®. Velvetouch®, Fibertuff® and Hawk Performance® are our principal trademarks for use in the friction products direct aftermarket segment. To protect our intellectual property, we rely on a combination of internal procedures, confidentiality agreements, patents, trademarks, trade secrets law and common law, including the law of unfair competition.

Personnel

At December 31, 2007, we had approximately 730 domestic employees and 420 international employees at our operations. Approximately 30 employees at our Akron, Ohio facility are covered under a collective bargaining agreement with the United Automobile Workers expiring in July 2009 and approximately 200 employees at our Orzinuovi, Italy facility are represented by a national mechanics union agreement that expires in December 2009. The Italian employees are also covered by a local union agreement that expires in December 2008. Our labor relations are generally satisfactory and there have been no major work stoppages in recent years.  We expect that the expiring contracts will be renewed on a timely basis.

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

We are the subject of investigations by the SEC and the Department of Justice (DOJ) which may harm our business and results of operations.

As we have previously disclosed, the SEC provided Hawk with a formal order of private investigation that relates to the informal inquiry commenced by the SEC.  The investigation concerns activity from June 2006 to the present involving (1) Hawk’s preparations for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), (2) the maintenance and evaluation of the effectiveness by Hawk of disclosure controls and procedures and internal controls over financial reporting, (3) transactions in Hawk’s common stock by a stockholder that is not affiliated with Hawk, including the impact of those transactions when Hawk would be required to comply with Section 404, (4) the calculation of the amount of Hawk common stock held by non-affiliates and the effect of the calculation when Hawk would be required to comply with Section 404, (5) communications between Hawk and third parties regarding Section 404 compliance and (6) Hawk’s periodic disclosure requirements related to the foregoing.  We fully cooperated with the informal inquiry and continue to cooperate fully with the formal investigation by the SEC.

As previously disclosed, Hawk has also been contacted by the DOJ in connection with the DOJ’s investigation.

We cannot predict the outcome of any of these investigations.  We will continue to incur additional expenses related to the SEC and DOJ investigations, and the expenses may be substantial, including indemnification costs for which we may be responsible.  In the event that there is an adverse development in connection with the SEC or DOJ investigations, our business and results of operations may be adversely impacted.  Furthermore, responding to the SEC and DOJ investigations may require significant diversion of management’s attention and resources.

We have broad discretion over the use of proceeds from the sale of our precision components segment.

In February 2007, we completed the sale of our precision components segment.  Pursuant to the terms of the indenture relating to our 8¾% senior notes due November 1, 2014 (senior notes), we had until July 31, 2007, to apply the net proceeds of the sale to repay indebtedness, make open market purchases of our senior notes, acquire property, plant and equipment, make an acquisition or enter into any combination of any of the above.  On July 11, 2007, we made an offer to purchase, on a pro rata basis, $84.9 million of our senior notes, at a price equal to 100% of the principal amount plus accrued interest.  The offer was accepted by our senior note holders representing $22.9 million.   We invested the remaining net cash proceeds in marketable securities and we can use these remaining proceeds at our discretion, provided we comply with the terms of our senior notes and Credit and Security Agreement, dated November 1, 2004, with KeyBank National Association, serving as Administrative Agent and Letter of Credit Issuer (the bank facility).

We are currently in the process of identifying the manner in which we will use the proceeds from the sale.  As such, the terms of any investment or transaction including acquisitions, have not yet been determined, and no assurances can be made as to the structure, price or other terms of such investment or transaction, the impact of such investment or transaction on our business, results of operations and financial condition or that such investment or transaction will be available to us on favorable terms or at all.  If we fail to apply these funds effectively, our business, results of operations and financial condition may be adversely affected.

Our gross profit margins are subject to fluctuation because of product mix.

     Certain of our products have lower gross profit margins than our other products.  Our consolidated gross margin was 23.2% for the year ended 2007, compared to 22.0% for the year ended 2006.   Our margins in 2007 were positively impacted by pricing actions taken beginning in the last half of 2006 and continued operating improvements in our domestic facilities, including Tulsa, compared to 2006.  We cannot guarantee that, in the future, our product mix will continue to be made up of higher gross margin product sales.

We operate in a highly competitive industry, which may prevent us from growing and may decrease our business.

We operate in an industry that is highly competitive and fragmented. There are many small manufacturers in our industry and only a few generate annual sales in excess of $50.0 million. Our larger competitors may have greater financial resources to devote to manufacturing, promotion and sales, which could adversely affect our customer relationships or product mix.

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

     In addition, we may lose business to competitors that may be able to offer products at lower costs.  Some competitors may be able to transfer the manufacturing of their products to lower wage locations resulting in lower production costs which may be passed through to customers.  Increased competition may exert strong pressures on our profitability and impair our ability to successfully grow.

Work stoppages by union employees may negatively impact our business.

     As of December 31, 2007, approximately 20.0% of our employees were represented by unions. The majority of our union employees are located in our Orzinuovi, Italy facility.  If it is necessary to negotiate new agreements or extensions with the unions, we cannot be certain that we will be able to do so on favorable terms or without experiencing work stoppages. The national mechanics union agreement and the local union agreement covering our Italian employees expire in December 2009 and December 2008, respectively.  Any work stoppage may have a material adverse effect on our financial condition, results of operations and prospects.

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

     Our net sales to manufacturers of aircraft braking systems represented 15.3% of our consolidated net sales for the year ended December 31, 2007. Every aircraft braking system, including those containing components supplied by us, must satisfy FAA criteria and testing requirements. If we fail to meet these requirements or any new or changed requirements, then our results of operations may be adversely affected or we may not be able to meet our business objectives. There can be no assurance that FAA review of an aircraft braking system containing components supplied by us will result in a favorable determination or that we or our customers will continue to meet FAA criteria and testing requirements, which are subject to change in the discretion of the FAA.

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

We require substantial amounts of raw materials, including copper powders, steel and custom-fabricated cellulose sheet.  Substantially all of the raw materials we require are purchased from third party suppliers and are generally in adequate supply. However, the availability and costs of raw materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers and changes in exchange rates and worldwide price and demand levels. We are not currently party to any long-term supply agreements. Our inability to obtain adequate supplies of raw materials for our products at favorable prices could have a material adverse effect on our business, financial condition or results or operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. Recently, we have experienced an increase in the costs of our copper and iron powders and steel. Although we may determine that it is necessary to pass on the raw material price increases to our customers, in certain circumstances, it may not be possible or practicable for us to pass on these increases, and even if we are able to pass on some or all of these increases, there may be a delay between when we have to pay for the increases and when our customers pay us based on the increased prices. If we are not able to reduce or eliminate the effect of these cost increases through lowering other costs of production or successfully implementing price increases to our customers, such raw material cost increases could have a negative effect on our financial results.

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
     Our international net sales represented $84.2 million, or 36.8% of our consolidated net sales, for the year ended December 31, 2007 compared to $64.5 million or 30.4% of our consolidated net sales for the year ended December 31, 2006.

We are dependent on a small number of customers for a large portion of our sales.

In 2007, our top five customers made up approximately 42.6% of our total net sales.  Our largest customer, Caterpillar, accounted for approximately 16.7% of our total net sales in 2007.  While we sell multiple product applications to each of our top five customers, the loss of any of those customers or significant changes in prices or other terms with any of those customers could adversely affect our business, results of operations and financial condition.

We depend on our key personnel.

     Our performance depends on our ability to retain and motivate officers and key employees. The loss of any of our executive officers or other key employees could materially and adversely affect our financial condition, results of operations and prospects. We have employment agreements with Ronald E. Weinberg, Chairman of the Board, Chief Executive Officer and President, B. Christopher Disantis, President of our friction products and performance racing segments and Joseph J. Levanduski, Vice President - Chief Financial Officer. Hawk maintains a “key person” life insurance policy on the life of Mr. Weinberg in the face amount of $1.0 million.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Hawk’s world headquarters is located in Cleveland, Ohio. We maintain manufacturing, research and development, sourcing, sales and administrative facilities at 13 locations in 7 countries.

Our manufacturing and research and development operations are conducted through the following facilities, all of which are owned by us except as noted below:

Location	Approximate Square Footage	Principal Functions
Catoosa (Tulsa), Oklahoma(1)	240,000	Manufacturing of friction products, metal stampings and support

Medina, Ohio	177,000	Manufacturing of friction products, product engineering, and support

Akron, Ohio	71,000	Manufacturing of metal stampings

Orzinuovi, Italy	70,000	Manufacturing of friction products, sales and marketing, research and development, customer service and support and administration

Suzhou, China(1)	74,000	Manufacturing of friction products, sales and marketing, customer service and support, and administration

Solon, Ohio(1)	58,000	Research and development, sales and marketing, customer service and support, and administration

Lake Zurich, Illinois(1)	25,000	Manufacturing of automotive clutches and drive-train components, sales and marketing, product engineering, customer service and support, and administration

Ether, North Carolina(1)	23,000	Manufacturing of automotive transmissions and drive-train components, sales and marketing, product engineering, customer service and support, and administration

Concord, Ontario, Canada(1)	15,000	Manufacturing of friction products, distribution and warehousing, customer service and support

Cleveland, Ohio(1)	9,000	Principal executive offices
__________

(1)	Leased.

We believe that substantially all of our property and equipment is maintained in good condition, adequately insured and suitable for its present and intended use.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in lawsuits that have arisen in the ordinary course of our business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made.

As we previously disclosed, the SEC provided Hawk with a formal order of private investigation that relates to the informal inquiry commenced by the SEC.  The investigation concerns activity from June 2006 to the present involving (1) Hawk’s preparations for compliance with Section 404, (2) the maintenance and evaluation of the effectiveness by Hawk of disclosure controls and procedures and internal controls over financial reporting, (3) transactions in Hawk’s common stock by a stockholder that is not affiliated with Hawk, including the impact of those transactions when Hawk would be required to comply with Section 404, (4) the calculation of the amount of Hawk common stock held by non-affiliates and the effect of the calculation when Hawk would be required to comply with Section 404, (5) communications between Hawk and third parties regarding Section 404 compliance and (6) Hawk’s periodic disclosure requirements related to the foregoing.  We cooperated fully with the informal inquiry and continue to cooperate fully with the formal investigation by the SEC.  As previously disclosed, Hawk has also been contacted by the DOJ in connection with the DOJ’s investigation.

On October 16, 2007, a lawsuit captioned Paul Mickle v. Wellman Products LLC, Case No. CJ 2007 06914, was filed in the District Court for Tulsa County, Oklahoma.  Mr. Mickle alleges violation of wage and hour laws by one of our subsidiaries, Wellman Products Group, Inc. (Wellman Products).  The case purports to be a class action on behalf of Mr. Mickle and other allegedly “similarly situated” employees.

On January 28, 2008, Mr. Mickle filed an amended complaint adding six new plaintiffs, all former Wellman Products employees.  The amended complaint states five claims: (1) violations of wage and hour provisions of the Oklahoma labor laws; (2) breach of contract; (3) tortious breach of contract; (4) breach of the employment contract in violation of public policy; and (5) fraud.  The plaintiffs have stipulated that no individual is seeking more than $75,000, and the class as a whole is not seeking more than $5.0 million, exclusive of interest, costs, and attorneys' fees.

Wellman Products has filed an answer to the amended complaint denying the allegations under the wage and hour provisions of the Oklahoma labor laws, a motion to dismiss the breach of contract, tortious breach of contract, and the public policy claims, and a motion for a more definite statement of the fraud claim.  Wellman Products intends to vigorously defend the allegations.  However, as with any litigation in the early stages, we cannot predict with certainty the outcome of this case.  If this case does result in an unfavorable outcome, such result could have a material adverse effect on our results of operations in a future period.  We do not believe that an unfavorable outcome is likely to have a material adverse effect on our consolidated balance sheet.

In our opinion, the outcome of these legal actions will not have a material adverse effect on our financial condition, cash flows or results of operations, except as described above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ANDISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock has traded publicly under the symbol “HWK” since May 12, 1998.  The following table sets forth, for the fiscal periods indicated, the high and low closing prices of our common stock as reported on the American Stock Exchange.

Quarterly Stock Prices

Quarter Ended	High	Low
2007
December 31, 2007	$18.05	$13.56
September 30, 2007	$15.20	$12.50
June 30, 2007	$13.66	$10.15
March 31, 2007	$11.95	$9.45
2006
December 31, 2006	$15.68	$11.37
September 30, 2006	$12.90	$11.95
June 30, 2006	$15.20	$10.27
March 31, 2006	$15.40	$12.97

The closing sale price for our common stock on December 31, 2007 was $18.02.

The following table provides information about purchases by Hawk during the three months ended December 31, 2007 of equity securities registered by Hawk under the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)

10/1/07 to 12/31/07	45,000	$15.98	292,865	$0.3 million

(1)
On March 5, 2007, we announced that our Board of Directors authorized the repurchase of an aggregate of $4.0 million of our shares of Class A common stock in the open market, through privately negotiated transactions or otherwise in accordance with securities laws and regulations (the Plan).

(2)
The approximate value of additional shares that may be repurchased pursuant to the Plan is $0.3 million.  The Plan will expire when the aggregate repurchase price limit is met, unless terminated earlier by our Board of Directors.

Shareholders of record as of March 9, 2008 numbered 74. We estimate that an additional 1,100 shareholders own stock in their accounts at brokerage firms and other financial institutions.

We have never declared or paid, and do not intend to declare or pay, any cash dividends on Class A common stock for the foreseeable future.  We intend to retain earnings for the future operation and expansion of our business. If we were to pay dividends, we are limited to $2.0 million in dividend payments per annum, under the terms of our bank facility.  In addition, under our bank facility, we may pay dividends only as long as there is no event of default and we have availability under our bank facility in excess of $10.0 million.  As of December 31, 2007, we had $17.9 million of availability under our bank facility.

Performance Graph

The following graph compares the cumulative return on our Class A common stock with the cumulative total return of the Russell 2000 Index and the S&P Industry Group Index - Industrial Machinery.  Cumulative total return for each of the periods shown in the Performance Graph is calculated from the last sale price of our Class A common stock at the end of the period and assumes an initial investment of $100 on December 31, 2002 and the reinvestment of any dividends.

ITEM 6.  SELECTED FINANCIAL DATA

Years ended December 31	2007	2006	2005	2004	2003
	(dollars in millions, except per share data)
Statement of Operations Data:
Net sales	$228.7	$212.1	$181.9	$162.6	$134.4
Gross profit	$53.0	$46.7	$36.2	$39.7	$32.4
Goodwill Impairment (1)	-	$4.5	-	-	-
Restructuring costs (2)	-	-	$5.5	$1.1	-
Employee benefit curtailment (income) expense (3) (4)	-	-	$(0.4)	-	$1.9
Income from operations	$18.6	$9.9	$2.4	$11.0	$5.8
Adjusted income from operations (5)	$18.6	$14.4	$8.5	$12.8	$7.7
Income (loss) from continuing operations after income taxes	$7.2	$(2.0)	$(5.6)	$(2.4)	$(3.6)
Discontinued operations, net of tax	10.1	5.0	4.3	3.5	(1.8)
Net income (loss)	$17.3	$3.0	$(1.3)	$1.1	$(5.4)
Earnings (Loss) Per Share:
Basic earnings (loss) per share	$1.91	$0.31	$(0.17)	$0.11	$(0.65)
Diluted earnings (loss) per share	$1.83	$0.30	$(0.17)	$0.11	$(0.65)
Other Data:
Depreciation	$6.8	$6.8	$6.5	$6.3	$6.6
Amortization (6)	0.7	0.5	0.7	0.7	0.8
Capital expenditures (including capital leases and financed capital expenditures)	7.9	8.1	7.8	9.3	5.4

December 31	2007	2006	2005	2004	2003
	(dollars in millions)
Balance Sheet Data:
Cash and cash equivalents	$80.0	$6.2	$6.8	$5.9	$3.2
Working capital (7)	113.3	115.8	50.8	50.4	12.3
Property plant and equipment, net	40.7	39.4	37.5	39.0	36.9
Assets of discontinued operations	-	87.3	89.1	85.1	78.5
Total assets	219.9	229.3	226.0	219.8	193.5
Liabilities of discontinued operations	-	12.8	15.2	15.9	14.6
Total indebtedness (including capital leases)	87.1	111.2	116.7	112.0	93.1
Shareholders’ equity	67.3	46.7	40.7	45.0	41.7

(1)
In accordance with the provisions of SFAS No. 142 Goodwill and Other Intangible Assets (SFAS 142) we performed our annual analysis of goodwill impairment as of October 31, 2006 and determined that there was a full impairment of the goodwill of our performance racing segment (see Note 2 “Significant Accounting Policies” to the accompanying Consolidated Financial Statements of this Form 10-K).

(2)
In 2005 and 2004, reflects planning, travel, severance and moving costs associated with the closure of the Brook Park, Ohio facility and the construction of the new facility in Tulsa, Oklahoma (see Note 4 "Restructuring” to the accompanying Consolidated Financial Statements of this Form 10-K).

(3)	In 2005, reflects a one-time, non-cash gain related to an employee benefit curtailment as a result of employment terminations at the Brook Park, Ohio friction segment facility.

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

(6)
Amortization outlined in this table does not include deferred financing amortization of $0.4 million in 2007, $0.4 million in 2006, $0.4 million in 2005, $0.4 million in 2004, and $0.8 million in 2003, which is included in interest expense on the Consolidated Statements of Operations.

(7)
Working capital is defined as current assets less current liabilities. In 2003, and through most of 2004, our then existing bank facility was included as a current liability in working capital, as required by EITF 95-22.  As of December 31, 2003 there was $24.1 million outstanding under the then existing bank facility.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion includes forward-looking statements which are subject to certain risks and uncertainties as discussed in Item 1A “Risk Factors” and elsewhere in this report.

Results of Operations

Through our subsidiaries, we operate in two reportable segments: friction products and performance racing. Our results of operations are affected by a variety of factors, including but not limited to, general customer demand for our products, competition, raw material pricing and availability, labor relations with our personnel, political conditions in the countries in which we operate and general economic conditions. We sell a wide range of products that have a corresponding range of gross margins. Our consolidated gross profit margin is affected by product mix, selling prices, material and labor costs, as well as our ability to absorb overhead costs resulting from fluctuations in demand for our products.

In the fourth quarter of 2006, we committed to a plan to sell our precision components segment to focus our corporate resources on our friction products and performance racing segments.  On February 2, 2007, we completed the sale of the precision components segment for approximately $93.9 million consisting of $93.2 million in cash and the assumption by the purchaser of $0.7 million in debt.  We restated our results of operations for this segment to reclassify its net operations, assets and liabilities as discontinued for all periods presented in this report and their results are not included in this discussion of our results of operations.

During the fourth quarter of 2003, we committed to a plan to sell our motor segment, with operations in Monterrey, Mexico and Alton, Illinois.  In the fourth quarter of 2004, we sold certain fixed assets and the land and building of our Alton, Illinois facility. On March 29, 2006 we entered into an agreement to sell the Monterrey, Mexico operations.  The transaction was finalized in the fourth quarter of 2006.  As a result, there are no remaining assets or liabilities of the motor segment classified as discontinued operations in our December 31, 2007 and December 31, 2006 Consolidated Balance Sheets.

Also, in the fourth quarter of 2003 we committed to a restructuring program to achieve cost savings in our friction products segment by moving operations at our Brook Park, Ohio location to a new production facility in Tulsa, Oklahoma. Manufacturing in the Oklahoma facility began in late 2004 and the facility became operational in 2005.  Additionally, we completed the closure of our Brook Park, Ohio operation during the fourth quarter of 2005.  In connection with the closure of the Ohio facility, we reported pre-tax restructuring costs of $5.5 million ($0.5 million is included in cost of goods sold in our Consolidated Statement of Operations) for the year ended December 31, 2005 related to relocation and employee severance expenses.

In 2007, our income from operations was $18.6 million, an increase of $8.7 million or 87.9%, from the $9.9 million reported in 2006. This increase in operating income was primarily the result of pricing actions that began to take effect in the last half of 2006, margin improvement from volume related absorption of fixed overhead, product mix and continued operating improvements at our domestic operating facilities, particularly Tulsa.  Our operating income was negatively affected by $1.1 million of legal expense, net of insurance reimbursement, related to the SEC and DOJ investigations as well as increased employee incentive compensation costs in 2007 compared to 2006.

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

This non-GAAP financial measure is defined by us as income from operations as presented in our Consolidated Statements of Operations, plus a goodwill impairment charge, restructuring and loan forgiveness costs, less income from a reversal of a post retirement benefit liability.  We use this measure to more accurately gauge the ongoing day to day operating activities of our business.  In the fourth quarter of 2006, based on an independent assessment of our performance racing segment and its present and future operations, we recognized a non-cash pre-tax goodwill impairment charge of $4.5 million.  As a result of our decision to relocate one of our friction products manufacturing facilities to Tulsa, Oklahoma from Ohio, we incurred significant restructuring costs related to this event that impacted our financial results for 2005.  This restructuring program was completed as of December 31, 2005.  The loan forgiveness expense resulted from a one-time, non-recurring action taken by our compensation committee on January 30, 2004, approving the forgiveness of the shareholder notes of two of our senior executive officers.  The action required the full forgiveness of the shareholder notes by July 1, 2005, if specific operating targets were met.  Based on our performance, the remaining outstanding loan balance was forgiven in March 2005.  Additionally, we reported income in the third quarter of 2005 as a result of a reduction in an actuarially computed post retirement benefit liability no longer owed by us.  There were no comparable restructuring costs, loan forgiveness costs, or other non-cash income relating to the reversal of a pension liability during 2007 or 2006.

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

Outlook for 2008

Based on our current view of the markets we serve, we believe that our 2008 net sales will increase between 7.1% and 9.3% to between $245.0 million and $250.0 million compared to 2007 net sales of $228.7 million.  We anticipate continued strength in the majority of the markets we serve in 2008 based on general market conditions and our expanded sales initiatives in Asia, Russia and India.  We expect the truck market to recover modestly coming off of a soft 2007 year which was affected by reduced sales due to the large volume of new truck sales in advance of the emission standards change at the end of 2006.  Our Construction and Mining and Agriculture markets continue to be strong.  We expect to benefit in North America as a result of the recently enacted tax relief measures which should result in increased equipment purchases, and worldwide we expect to benefit because of overall worldwide strength in commodities and infrastructure needs.  We anticipate that our aircraft market will show modest growth in 2008.

We expect that our margins will benefit from the incremental sales volume, and continued emphasis on improving our operational efficiency both domestically and abroad.  Partially offsetting this improvement will be inflationary pressures.  Although we believe that through fixed price contracts we have protection in 2008 against commodity pricing fluctuations on many critical raw material components consumed in our manufacturing process, we are experiencing increases in the cost of steel that leave us exposed to market conditions.  We may be able to pass some of these price increases through to our customers, but we cannot guarantee that we will be successful in passing these costs increases to our customers or that we will be able to increase prices in a timely fashion.

As we continue to expand our operations and put into effect our strategic initiatives, we anticipate hiring additional engineering, sales and operational expertise that will require an investment in these areas as compared to 2007.

We expect our income from operations to increase 7.5% to 18.3% to a range of $20.0 million to $22.0 million from $18.6 million in 2007.  We believe our 2008 effective tax rate will be in a range similar to our 2007 effective tax rate of 43.4%.

We continue to explore options to utilize our current cash holdings, including acquisitions, although we cannot predict the timing of any potential acquisition or the impact that it may have on our earnings.  We anticipate accelerating our investment rate on internal projects.  Our capital expenditure budget for 2008 is $15.0 million and will be used primarily to increase capacity, to continue our lean manufacturing projects, and for equipment expenditures for our fuel cell and carbon composite product line initiatives.  We expect depreciation and amortization expense to be approximately $8.0 million in 2008.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. We base our estimates and assumptions on historical experience and other factors that we consider relevant. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material. However, historically our estimates have not been materially different from actual results.  Our critical accounting policies include the following:

•
Marketable Securities.  Marketable securities other than cash and cash equivalents included available-for-sale debt securities.  As of December 31, 2007, we accounted for all of our marketable securities as available-for-sale.  We report our available-for-sale securities at fair value in our Consolidated Balance Sheet with unrealized holding gains and losses, net of tax, included in Accumulated other comprehensive income (loss).  Dividend and interest income, including the amortization of any discount or premium, as well as realized gains or losses, are included in Interest income in our Consolidated Statement of Operations.  We periodically evaluate our investments for other-than-temporary impairment.

•	Revenue Recognition. We recognize revenues when products are shipped and title has transferred to our customer.

•
Long-Lived Assets.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors.  Estimates of future undiscounted cash flows are highly subjective judgments based on our experience and knowledge of our operations. These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends.  If our estimates or underlying assumptions change in the future, we may be required to record impairment charges.  We did not record any impairment charges to our tangible or indefinite lived intangible assets in the periods ended December 31, 2007, 2006, or 2005.

•
Pension Benefits.  Effective December 31, 2006, we account for our defined benefit pension plans in accordance with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, (SFAS 158) an amendment of FASB Statements No. 87, 88, 106 and 132 which requires the recognition of the overfunded or underfunded status of a plan as an asset or liability in the statement of financial position and the recognition of changes in the funded status in the year in which the changes occur through Accumulated other comprehensive income (loss). Pension expense continues to be recognized in the financial statements on an actuarial basis.  The most significant elements in determining our net pension expense are the expected return on plan assets and appropriate discount rates.  We assumed that the expected weighted average long-term rate of return on plan assets would be 8.25% for 2007.  Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable.  However, should the rate of return differ materially from our assumed rate, we could experience a material adverse effect on the funded status of our plans and our future pension expense.  The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years.  This calculation produces the expected return on plan assets that is included in net pension expense.  The difference between this expected return and the actual return on plan assets is recorded to Comprehensive income.  Net periodic benefit cost was $0.4 million for the period ended December 31, 2007, and $1.2 million for the period ended December 31, 2006.

We determine the discount rate to be used to discount plan liabilities at their measurement date, December 31.  The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year. At December 31, 2007, we determined this rate to be 6.0%. Changes in discount rates over the past three years have not materially affected net pension expense.

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

We have adopted the provisions of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an amendment of FASB Statement No. 109 (FIN 48) on January 1, 2007.  As a result of the implementation of FIN 48, we were not required to recognize any change in the liability for unrecognized tax benefits.  The total amount of unrecognized tax benefits as of January 1, 2007, was $1.3 million, the recognition of which would have an effect of $0.6 million on our effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  We had no interest and penalties in continuing operations income tax expense for the year ended December 31, 2007.

SFAS No. 109, Accounting for Income Taxes (SFAS 109), provides certain guidelines to follow in making the determination of the need for a valuation allowance. We must demonstrate that taxable income is expected to be available for future periods sufficient to realize the benefits of temporary differences and carryforwards to avoid recording a valuation allowance against deferred tax assets. We recorded a valuation allowance for our Canadian subsidiary for the year ended December 31, 2007.  We have determined that no additional valuation allowance was necessary as of December 31, 2007.

•
Foreign Currency Translation and Transactions.  Assets and liabilities of our foreign operations are translated using period-end exchange rates and revenues and expenses are translated using exchange rates as determined throughout the year. Gains or losses resulting from translation are included in Accumulated other comprehensive income (loss) in Shareholders’ equity in our Consolidated Balance Sheet.  Other comprehensive income (loss) included translation gains of $3.5 million for the period ended December 31, 2007.  Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Sales or purchases in foreign currencies, other than the subsidiary’s local currency, are exchanged at the date of the transaction. The effect of transaction gains or losses is included in Other (expense) income, net in our Consolidated Statements of Operations.  We reported foreign currency transaction gains for the period ended December 31, 2007, of $0.4 million.  Foreign currency transaction gains or losses were not material to the results of operations for the periods ended December 31, 2006, and 2005.

•	Recent Accounting Developments

•
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)).   SFAS 141(R) modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and pre-acquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS 141(R) is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.  SFAS 141(R) may not be adopted early.

•
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).   SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather it applies whenever existing accounting pronouncements require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We do not expect the adoption of SFAS 157 will have a material impact on our financial statements.

•
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities: Including an amendment of FASB Statement No. 115 (SFAS 159).  SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value with changes in fair value reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  We do not expect the adoption of SFAS 159 will have a material impact on our financial statements.

Year Ended December 31, 2007  Compared to Year Ended December 31, 2006

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

Net Sales.  Our consolidated net sales in 2007 were a record $228.7 million, an increase of $16.7 million or 7.9% from the same period in 2006.  We experienced sales increases in our friction products segment, primarily as a result of strong economic conditions in most of our end markets, continued pricing actions, new product introductions and favorable foreign currency exchange rates during the period.  Net sales from our foreign facilities represented 36.8% of our total net sales in 2007 compared to 30.4% for the comparable period of 2006.  The effect of foreign currency exchange rates accounted for 3.2% of our total net sales increase of 7.9% during the year.

	Year Ended December 31
Net Segment Sales:	2007	2006	$ Change	% Change
	(dollars in millions)
Friction products	$215.9	$199.9	$16.0	8.0%
Performance racing	12.8	12.1	0.7	5.8%
Consolidated	$228.7	$212.0	$16.7	7.9%

•
Friction Products.  Net sales in the friction products segment were a record $215.9 million in 2007, an increase of $16.0 million, or 8.0%, compared to $199.9 million in 2006.  As a result of general economic strength, customer price increases, new business awards, and the strength of the Euro, we experienced sales increases in most of our major markets, including construction and mining, aircraft and defense, agriculture, specialty friction, and performance automotive.  Our sales to the construction and mining market, our largest, were up 15.1% in 2007 compared to 2006 as a result of strong global market conditions.  Sales in the agriculture sector were up 18.2% in 2007 compared to 2006 as a result of strong market conditions in North and South America.  Additionally, we experienced increases in our aircraft and defense, specialty friction and performance automotive markets in 2007.   Sales to our heavy truck market declined 18.1% during 2007 compared to 2006 due to the implementation of the new vehicle emission control standards at the beginning of 2007.  The friction products segment continued to experience strong sales growth from our operations in Italy and China and favorable foreign currency exchange rates during 2007 compared to the prior year. Sales at our Italian operation, on a local currency basis, were up 19.8% in 2007 compared to 2006 while sales at our Chinese operation, on a local currency basis, were up 34.4% during the same period.  During 2007, we continued to focus our efforts on the friction direct aftermarket that we service through the Velvetouch® and Hawk Performance® brand names. Sales in this product category were $23.9 million in 2007 compared to $24.1 million in 2006, a decrease of 1.4% primarily due to reduced sales to the heavy truck aftermarket.

•
Performance Racing.  Net sales in our performance racing segment in 2007 were $12.8 million in 2007, an increase of 5.8% when compared to the same period of 2006.  The increase in revenues was primarily attributable to sales into the “Car of Tomorrow” concept car which was introduced on a limited scale by NASCAR for the 2007 race season.  Over the last few years, we have sought to upgrade the segment’s engineering and technological expertise which contributed to the increase in revenues.

Gross Profit.  Gross profit increased $6.3 million to $53.0 million during 2007, a 13.5% increase compared to gross profit of $46.7 million for 2006.  This increase was due to margin improvement from volume related absorption of fixed overhead, continued pricing actions and operating improvements at our domestic friction products facilities, particularly Tulsa.  Our gross profit margin increased to 23.2% of our net sales in the 2007 compared to 22.0% of our net sales in 2006.

	Year Ended December 31
Gross Profit Margin:	2007	2006	Change
Friction products	23.8%	22.4%	1.4%
Performance racing	12.5%	14.9%	-2.4%
Consolidated	23.2%	22.0%	1.2%

•
Friction Products.  Our friction products segment reported gross profit of $51.4 million or 23.8% of its net sales for 2007, compared to $44.9 million or 22.4% of its net sales for 2006. The 1.3% increase in our gross profit margin was primarily from the result of margin improvements from volume related absorption of fixed overhead, continued pricing actions and increased production flow and improved control of manufacturing expenses at our domestic facilities, particularly Tulsa.

•
Performance Racing.  Our performance racing segment reported gross profit of $1.6 million for 2007, compared to $1.8 million in 2006.  Our gross margin decreased to 12.5% of net sales for 2007, compared to14.9% for 2006.  The decrease in the gross margin was primarily the result of unfavorable product mix and increased material costs.

Selling, Technical and Administrative Expenses.  Selling, technical and administrative (ST&A) expenses increased $1.9 million, or 6.0%, to $33.7 million in 2007 from $31.8 million during 2006. As a percentage of net sales, ST&A decreased to 14.7% in 2007 compared to 15.0% for 2006. The increase in ST&A expenses resulted primarily from an increase in incentive compensation expense during 2007 and by the incurrence of $1.1 million of legal expenses, net of insurance reimbursement, related to the previously announced SEC and DOJ investigations.  Additionally, we spent $5.2 million, or 2.3%, of our net sales on product research and development in 2007, compared to $4.6 million or 2.2%, of our net sales for 2006.  The increase in ST&A expense was partially offset by lower employee salary and employee benefit expense during 2007 compared to 2006.

Income from Operations.  Income from operations was $18.6 million in 2007, an increase of $8.7 million or 87.9%, compared to $9.9 million during 2006.  Income from operations as a percentage of net sales increased to 8.1% in 2007 from 4.7% in 2006.  The increase was primarily the result of margin improvements from volume related absorption of fixed overhead, pricing actions and operational improvements at our domestic facilities, including our facility in Tulsa.  This increase was partially offset by increased legal costs and incentive compensation costs in 2007, compared to 2006.

As a result of the items discussed above, income from operations at each of our segments was as follows:

	Year ended December 31
Income (loss) from operations by segment:	2007	2006	$ Change
	(dollars in millions)
Friction products	$20.0	$16.3	$3.7
Performance racing	(1.4)	(6.4)	5.0
Consolidated	$18.6	$9.9	$8.7

Included in our income from operations for 2006 was a $4.5 million non-cash goodwill impairment charge in our performance racing segment.  Adjusted income from operations before this charge was $14.4 million or 6.8% of our net sales in 2006.

	Year ended December 31
	Income (loss) from operations, as reported (GAAP)		Adjustment		Adjusted income (loss) from operations
	2007	2006	2007	2006	2007	2006
	(dollars in millions)
Friction products	$20.0	$16.3	$-	$-	$20.0	$16.3
Performance racing	(1.4)	(6.4)	-	4.5	(1.4)	(1.9)
Total	$18.6	$9.9	$-	$4.5	$18.6	$14.4

Operating margin	8.1%	4.7%			8.1%	6.8%

The table above discloses “Adjusted income (loss) from operations,” which is considered to be a “non-GAAP financial measure” under the rules and regulations of the SEC.  We have presented this non-GAAP financial measure because we believe that meaningful analysis of our financial performance is enhanced by an understanding of isolated factors underlying that performance.  By excluding our non-recurring restructuring and other costs, we believe that this non-GAAP financial measure allows our investors to more easily compare our financial performance period to period.  In addition, our chief operating decision makers use this measure in monitoring and evaluating both our overall performance and the ongoing performance of each of our business segments.  This non-GAAP financial measure should not be considered an alternative to measures required by U.S. GAAP.  See the section in this Item 7 captioned “Non-GAAP Financial Measures” for more detailed disclosure.

Interest Expense.  Interest expense decreased $1.8 million during 2007 to $9.4 million from $11.2 million in 2006.  We had minimal borrowings under our bank facility during the first quarter of 2007, and we redeemed $22.9 million of our senior notes in August 2007.  In addition, our Chinese facility repaid $1.0 million of debt it had with a local bank during the second quarter of 2007.  Included as a component of Interest expense in our Consolidated Statements of Operations is the amortization of deferred financing costs.  Amortization of deferred financing costs was $0.4 million in 2007 and 2006.

Interest Income.  We invested the net cash proceeds from the sale of our precision components segment in various interest bearing investments.  As a result of these investments, as well as additional investments made from additional cash generated from operations, interest income was $3.8 million during 2007.  There was no comparable interest income in 2006.

Other (Expense) Income, Net.  As a result of the redemption of $22.9 million of our senior notes in August 2007, we recorded an expense of $0.6 million related to the write-off of deferred financing costs during 2007.  There was no related write-off of deferred financing expense in the comparable period of 2006.  In addition, we reported foreign exchange currency transaction income of $0.4 million during 2007.

Income Taxes.  We recorded a tax provision for our continuing operations of $5.5 million for the year ended December 31, 2007, compared to $0.9 million in the comparable period of 2006.  Our effective income tax rate of 43.4% in 2007 differs from the current federal U.S. statutory rate of 35.0%, primarily as a result of higher tax rates on our foreign based income compared to our U.S. based income and foreign withholding taxes on royalty income and the impact of non-deductible expenses on our U.S. taxes.  Our worldwide provision for income taxes is based on annual tax rates for the year applied to all of our sources of income. An analysis of changes in our income taxes and our effective tax rate is contained in Note 13 “Income Taxes” in the accompanying audited Consolidated Financial Statements of this Form 10-K.

Discontinued Operations, Net of Tax.  In 2006, we committed to a plan to divest our precision components segment operations.  On February 2, 2007, we sold the precision components segment.  Additionally, in the fourth quarter of 2003, we committed to a plan to divest our motor segment operations.  As of December 31, 2006, all operational activities of the motor segment ceased.  However, during the fourth quarter of 2007 we received an audit assessment from the Mexican tax authority related to our Monterrey, Mexico discontinued operation which we are vigorously contesting.  Income from discontinued operations, after income taxes was impacted by approximately $1.0 million for the year ended December 31, 2007 as a result of this assessment. We have accounted for both of these business segments in our Consolidated Statement of Operations on the line item Income from discontinued operations, after income taxes.  The activity of both segments and the gain on the sale of the precision components segment are reflected in the following summary of results of our discontinued operations 2007 and 2006.  An analysis of discontinued operations is contained in Note 3 “Discontinued Operations” in the accompanying Consolidated Financial Statements of this Form 10-K.

	2007	2006
	(dollars in millions)
Net sales	$7.3	$98.9
(Loss) income from discontinued operations, before income taxes	$(2.2)	$8.6
Gain on sale of discontinued operations, before income taxes	15.0	-
Income tax expense	2.7	3.7
Income from discontinued operations, after income taxes	$10.1	$4.9

Net Income.  As a result of the factors noted above, we reported net income of $17.3 million in 2007, an increase of $14.3 million or 476.7% compared to net income of $3.0 million in 2006.

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

•
Friction Products.  Net sales in the friction products segment, our largest, were $199.9 million in 2006, an increase of $32.8 million, or 19.6%, compared to $167.1 million in 2005. As a result of pricing actions, general economic expansion, new product introductions and market share gains, we experienced increases in most of our major markets, including construction and mining, aircraft, heavy truck and performance automotive. This segment continued to experience strong sales growth from our international operations in 2006. Our sales to the construction and mining, our largest end market, were up 35.9% in 2006 compared to 2005, as a result of strong economic conditions in that market as well as market share gains achieved by us. Our sales to the truck market increased by 9.6% in 2006 compared to 2005 as our customers supported the continued growth in new truck builds and aftermarket service requirements to existing truck fleets during the year as well.  The higher than normal market strength in the truck market in 2006 was due to the implementation of new truck emission standards in 2007 and customer purchases of trucks in advance of the new standards. Our sales to the aircraft market were up 20.2% in 2006 compared to 2005 as a result of pricing actions and world-wide commercial air travel continued its positive growth trend.  Our sales to the agriculture market increased 1.0% during the year as a result of improving farm economies in the European markets.

•
Performance Racing.  Net sales in our performance racing segment were $12.1 million, a decrease of 18.2% compared to net sales of $14.8 million in 2005. The decrease in revenues was primarily attributable to a realignment of the segment’s strategic customer focus at our driveline transmission facility.  At the end of 2005, we made a significant change in the management of our driveline business operations.  This enabled us to begin repositioning our driveline business operations in the marketplace by increasing the level of engineering and product design capabilities while aligning it with a new provider of premium gears for the racing market.  These measures were taken to meet increased competition in the transmission market.

Gross Profit.  Gross profit increased $10.7 million to $46.7 million during 2006, a 29.0% increase compared to gross profit of $36.2 million in 2005. Our gross profit margin improved to 22.0% of our net sales in 2006, compared to 19.9% of our net sales in 2005.  The increase is primarily the result of pricing actions taken in the last half of 2006, operating improvements in the last half of 2006 at our friction products facility in Tulsa and margin improvement from volume related absorption of fixed overhead.  This improvement was partially offset by increased inventory reserves in our performance racing segment.

	Year Ended December 31
Gross Profit Margin:	2006	2005	Change
Friction products	22.5%	19.9%	2.6%
Performance racing	14.9%	20.3%	-5.4%
Consolidated	22.0%	19.9%	2.1%

•
Friction Products.  Our friction products segment reported gross profit of $44.9 million or 22.5% of its net sales in 2006 compared to $33.2 million or 19.9% of its net sales in 2005. The 2.6% increase in our gross profit margin was primarily the result of pricing actions taken, increased production flow from our facility in Tulsa, improved control of manufacturing expenses as the Tulsa facility benefited from improved manufacturing efficiencies and margin improvements from volume related absorption of fixed overhead.  The increase was partially offset by expenses incurred at our new Tulsa facility, including logistic and scrap expenses, increased raw material costs, and increased medical and incentive compensation expenses during the period.

•
Performance Racing.  Our performance racing segment reported gross profit of $1.8 million in 2006 compared to $3.0 million of its net sales in 2005.  Our gross margin was 14.9% of net sales in 2006 compared to 20.3% in 2005.  The 5.4% decrease in the gross margin was primarily the result of the reduced sales volumes, increased inventory reserves and less favorable product mix.

Selling Technical and Administrative Expenses.  ST&A expenses increased $3.4 million, or 12.0%, to $31.8 million in 2006 from $28.4 million during 2005. As a percentage of net sales, ST&A decreased to 15.3% in 2006 compared to 15.6% in 2005. The increase in ST&A expenses resulted primarily from an increase in incentive compensation expense during the year ended December 31, 2006 compared the year ended December 31, 2005.  We spent $4.6 million, or 2.1% of our net sales on product research and development in 2006 compared to $4.2 million, or 2.3%, in 2005.

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

	Years ended December 31
	Income (loss) from operations, as reported (GAAP)		Restructuring costs (1)		Other (income) costs, net (2)		Adjusted income (loss) from operations
	2006	2005	2006	2005	2006	2005	2006	2005
	(dollars in millions)
Friction products	$16.3	$3.2	$-	$5.5	$-	$0.6	$16.3	$9.3
Performance racing	(6.4)	(0.8)	-	-	4.5	0.1	(1.9)	(0.7)
Total	$9.9	$2.4	$-	$5.5	$4.5	$0.7	$14.4	$8.6

Operating margin	4.7%	1.3%					6.8%	4.7%

(1)	Restructuring costs in this table for the period ended December 31, 2005 include $0.5 million classified in our Consolidated Statements of Operations as cost of sales items.
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

Income Taxes.  We recorded a tax provision for our continuing operations of $0.9 million for the year ended December 31, 2006 compared to a tax benefit of $2.4 million in the comparable period of 2005.  Our effective income tax rate differs from the current federal U.S. statutory rate of 35.0%, primarily as a result of tax rate differences on our foreign income compared to our consolidated domestic losses and individual state tax liabilities for the years ended December 31, 2006 and 2005.  Our worldwide provision for income taxes is based on annual tax rates for the year applied to all of our sources of income. An analysis of changes in our income taxes and our effective tax rate is contained in Note 13 “Income Taxes” in the accompanying audited Consolidated Financial Statements of this Form 10-K.

Discontinued Operations, Net of Tax.  In the fourth quarter of 2006, we committed to a plan to divest our precision components segment operations.  Additionally, in the fourth quarter of 2003, we committed to a plan to divest our motor segment operations.  In accordance with U.S. GAAP, we have accounted for both of these business segments in our financial statements on the line item “Discontinued operations, net of tax.”  The following is a summary of the results of discontinued operations for the years ended December 31, 2006 and 2005.  An analysis of discontinued operations is contained in Note 3 “Discontinued Operations” in the accompanying audited Consolidated Financial Statements of this Form 10-K.

	Year ended December 31
	2006	2005
	(dollars in millions)
Income from discontinued operations, before income taxes	$8.6	$6.8
Income tax expense	3.7	2.6
Income from discontinued operations, after income taxes	$4.9	$4.2

Net Income (Loss).  As a result of the factors noted above, we reported net income of $3.0 million in 2006 compared to a net loss of $1.3 million in 2005.

Liquidity and Capital Resources

Our primary financing requirements are:

•	for capital expenditures for maintenance, replacement and acquisition of equipment, expansion of capacity, productivity improvements, research and product development,
•	for funding our day-to-day working capital requirements, and
•	to pay interest on, and to repay principal of, our indebtedness.
Historically, our primary source of funds for conducting our business activities and servicing our indebtedness has been cash generated from operations and borrowings under our bank facility and our senior notes.  Recently, we also have available to us the sale proceeds of the precision components segment. The following selected measures of liquidity and capital resources outline various metrics that are reviewed by our management and are provided to our stockholders to enhance the understanding of our business.

Selected Measures of Liquidity and Capital Resources from Continuing Operations

	December 31
	2007	2006
	(dollars in millions)
Cash and cash equivalents	$80.0	$6.2
Marketable securities	$1.0	$-
Working capital (1)	$113.3	$115.8
Current ratio (2)	3.1 to 1.0	3.0 to 1.0
Net debt as a % of capitalization (3)	8.4%	69.2%
Average number of days sales in accounts receivable	62 days	59 days
Average number of days sales in inventory	85 days	86 days

(1)	Working capital is defined as current assets minus current liabilities.
(2)	Current ratio is defined as current assets divided by current liabilities.
(3)	Net debt is defined as long-term debt, including current portion, and short-term borrowings, less cash and marketable securities. Capitalization is defined as net debt plus shareholders’ equity.

The overall increase in cash and cash equivalents between these periods is primarily due to the sale of our precision components segment during the first quarter of 2007, and the corresponding receipt of the cash purchase price. In addition, our continuing operations generated $22.5 million of operating cash flows during 2007.  During 2007, we invested a portion of the proceeds received from the sale of our precision components segment in marketable securities.  As of December 31, 2007, we reported $80.0 million of investments in Cash and cash equivalents and $1.0 million of investments in Marketable securities in our Consolidated Balance Sheet.  Our investments generally have a maturity of six months or less at the date of purchase.  The longest maturity date for marketable securities held by us as of December 31, 2007 is May 12, 2008.

As part of our working capital management program, we review working capital measures on a continuous basis.  The $2.5 million decrease in our net working capital from December 31, 2006 resulted primarily from increased accounts payable levels to meet first quarter 2008 customer demands offset by increases in accounts receivable and inventory related to sales volume.  Our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover, respectively.  The number of days sales outstanding in accounts receivable at December 31, 2007, was 62 days compared to 59 days at December 31, 2006.  The increase is mainly attributable to increased sales volumes during the fourth quarter of 2007 compared to the comparable prior period, causing the ratio to increase.  We have not experienced any significant change in accounts receivable collectibility.  Average inventory days decreased to 85 days at December 31, 2007, as compared to 86 days at December 31, 2006.  Our overall inventory investment has increased approximately $2.2 million for the period ended December 31, 2007, as compared to 2006 levels, primarily to meet increased customer demands for the first quarter of 2008.

Debt

The following table summarizes the components of our indebtedness:

	December 31
	2007	2006
	(dollars in millions)
Short-term debt	$-	$1.0
Senior notes	87.1	110.0
Bank facility	-	-
Other	0.1	0.2
Total debt	$87.2	$111.2

On August 9, 2007, we redeemed $22.9 million of senior notes under the terms of our Indenture relating to our senior notes. We expensed the unamortized debt issuance costs related to the portion of the senior notes redeemed, which resulted in a loss on extinguishment of debt of approximately $0.6 million.  This amount was recorded in Other (expense) income, net in our Consolidated Statement of Operations for the period ended December 31, 2007.

At December 31, 2007, there were no amounts borrowed under our bank facility and $1.0 million of letters of credit outstanding under our letter of credit sub-facility.  At December 31, 2007, we had $17.9 million available to borrow under our $30.0 million bank facility based on our eligible collateral less the letters of credit outstanding.  There were no borrowings under a credit facility with a local financial institution at our facility in Italy as of December 31, 2007.

As of December 31, 2007, we were in compliance with the provisions of all of our debt instruments.

Senior Notes

On November 1, 2004, we completed a public offering of $110.0 million aggregate principal amount of our senior notes. The senior notes are senior unsecured obligations, rank senior in right of payment to all of Hawk’s existing and future subordinated debt and rank equally in right of payment with all of Hawk’s existing and future senior debt, including the bank facility, which is described in more detail below.  In February 2007, we completed the sale of our precision components segment.  Pursuant to the terms of the indenture relating to our senior notes, we had until July 31, 2007, to apply the net proceeds of the sale to repay indebtedness, make open market purchases of the senior notes, acquire property, plant and equipment, make an acquisition or enter into any combination of any of the above.  On July 11, 2007, we made an offer to purchase, on a pro rata basis, $84.9 million of our senior notes, at a price equal to 100% of the principal amount plus accrued interest.  The offer was accepted by our senior note holders holding $22.9 million of senior notes.   We invested the remaining net cash proceeds in liquid investments and marketable securities and can use these remaining proceeds at our discretion, provided we comply with the terms of our senior notes and bank facility.

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
•
the amount of the dividend payment plus certain other payments is not in excess of a formula based on the sum of our consolidated net income after November 1, 2004, the cash proceeds of certain equity offerings by us after November 1, 2004, and the return on certain investments made by us.

As of December 31, 2007, we were in compliance with the provisions of our senior notes and met the cash flow ratio requirement that would permit us to incur additional debt.

Bank Facility

Our bank facility, which is available for general corporate purposes, has a maximum commitment of $30.0 million, including a letter of credit sub-facility of up to $5.0 million.  The bank facility matures on November 1, 2009, subject to extension at our request on an annual basis thereafter, with the consent of the lender. The interest rates on the bank facility range from 150 to 250 basis points over the London Interbank Offered Rates, or alternatively, 0 basis points over the prime rate, and the commitment fee is 25 basis points on the unused portion of the bank facility. At December 31, 2007, we had nothing outstanding under the bank facility and $1.1 million of letters of credit outstanding under the letter of credit sub-facility.  At December 31, 2007, we had $17.9 million available to borrow under the bank facility based on our eligible collateral less the letters of credit outstanding at that date.

The bank facility is collateralized by a security interest in our cash, accounts receivable, inventory and certain intangible assets. We also pledged the stock of our guarantor subsidiaries and 65% of the stock of certain of our foreign subsidiaries as collateral. The restrictive terms of the bank facility require that we maintain a minimum amount of shareholders’ equity as determined by reference to an adjusted shareholders’ equity at September 30, 2004 plus net income earned by us after such date. The bank facility also requires that we maintain an earnings before interest, taxes, depreciation and amortization to interest expense ratio of at least 1.0 to 1.0, although the lender will test this ratio only if our borrowing availability falls below $10.0 million.  This test was not required to be performed as of December 31, 2007, as a result of our excess borrowing availability. Under the bank facility, we may pay cash dividends on our Class A common stock in an amount up to $2.0 million per year under certain circumstances.

As of December 31, 2007, we were in compliance with the provisions of our bank facility.

Other Debt

We have entered into a short-term, variable-rate, debt agreement of up to $3.4 million (2.3 million Euro) with a local Italian financial institution at our facility in Italy.  There were no borrowings under this credit facility at December 31, 2007.  As of December 31, 2007, we were in compliance with the terms of this debt obligation.

Cash Flow

The following table summarizes the major components of cash flow:

	Year Ended December 31
	2007	2006
	(dollars in millions)
Cash provided by operating activities of continuing operations	$22.5	$5.5
Cash provided by (used in) investing activities of continuing operations	85.6	(6.4)
Cash used in financing activities of continuing operations	(26.2)	(5.1)
Effect of exchange rates on cash	0.7	0.5
Cash (used in) provided by discontinued operations	(8.8)	4.9
Net increase (decrease) in cash and cash equivalents	$73.8	$(0.6)

At December 31, 2007, we had cash and cash equivalents of $80.0 million compared to $6.2 million at December 31, 2006. The cash and cash equivalents on our Consolidated Balance Sheet at December 31, 2007, is comprised of a portion of the net proceeds from the precision components segment sales transaction and cash held at our foreign operations.  The cash on our Consolidated Balance Sheet at December 31, 2006, was primarily held at our foreign operations.  Excess domestic cash has historically been used to pay down the outstanding loans under our bank facility.  Excess cash at December 31, 2007, is invested in marketable securities with various maturities.

Cash provided by our operating activities from continuing operations was $22.5 million for the period ended December 31, 2007, compared to $5.5 million for 2006. The increase in cash provided by our operations in 2007, compared to 2006, was primarily the result of our improvement in profitability in 2007, as compared to 2006.

Our investing activities from continuing operations provided $85.6 million for the period ended December 31, 2007. We received cash proceeds from the sale of our precision components segment of $93.4 million during the period ended December 31, 2007.  Additionally, during 2007, we invested $45.9 million in marketable securities and received proceeds of $46.1 million from the maturity of a held to maturity security.  We used $7.9 million and $8.1 million for the purchases of property, plant and equipment in the period ended December 31, 2007 and 2006, respectively.

Cash used in financing activities was $26.2 million for the period ended December 31, 2007, compared to $5.1 million for the period ended December 31, 2006.  We used $3.7 million in the period ended December 31, 2007, to repurchase shares under a previously announced stock repurchase program.  In addition, we repaid $35.0 million of outstanding debt, including the repayment of $1.0 million of local debt of our Chinese facility and $22.9 million of senior notes related to our tender offer completed during the third quarter of 2007.  We had no outstanding borrowings under our bank facility at December 31, 2007.

We believe that cash, cash equivalents, marketable securities, cash flow from operating activities and borrowing availability under our bank facility will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs for the next twelve months.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures.  The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.  In seeking to minimize the risks and costs associated with market risk, we manage our exposures to interest rates and foreign currency exchange rates through our regular operating and financial activities and through foreign currency hedge contracts.  We had no foreign currency hedge contracts outstanding as of December 31, 2007.  We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity.  At December 31, 2007, none of our total outstanding debt bore interest at a variable rate. Typically, our primary interest rate risk exposure results from floating rate debt.  Our cash is primarily invested in bank deposits, money market funds and other marketable debt securities.  The carrying value of these cash equivalents approximates fair market value.  Our investments in money market funds and marketable securities are subject to interest rate risk and our financial condition and results operations could be affected due to movements in interest rates.  Due to the short-term nature of these investments, a 1% change in market interest rates would have an impact of approximately $0.8 million on an annual basis as of December 31, 2007.

The interest rates on our long-term debt reflect market rates and therefore, the carrying value of long-term debt approximates fair value.  An analysis of our obligations is further discussed in Note 7 “Financing Arrangements” and Note 12 “Lease Obligations” in the accompanying audited Consolidated Financial Statements of this Form 10-K.

The following table presents our total contractual obligations and other commercial commitments as of December 31, 2007:

(Dollars in Thousands)	Total	2008	2009 – 2012	Thereafter
Contractual obligations (1) (2):
Unrecognized tax benefit (3)	$1,146	$1,146	$-	$-
Short-term debt (4)	-	-	-	-
Bank facility (4)	-	-	-	-
Senior notes (5)	87,090	-	-	87,090
Capital leases	59	59	-	-
Operating leases	27,420	3,341	10,485	13,594
Purchase obligations (6)	31,741	28,312	3,429	-
Total contractual obligations	$147,456	$32,858	$13,914	$100,684
Other commercial commitments:
Stand-by letters of credit	$1,025	$1,025
____________

(1)
This contractual obligations table does not include our defined benefit pension obligations.  An analysis of our obligations under our defined benefit pension plans is contained in Note 11 “Employee Benefits” in the accompanying audited Consolidated Financial Statements of this Form 10-K.

(2)	This contractual obligations table does not include deferred compensation obligations and liabilities related to deferred taxes because it is not certain when these liabilities will become due.

(3)
The above table includes accrued interest and penalties.  The above table table does not include approximately $670 of unrecognized tax benefits has been recorded in other long-term accrued expenses in accordance with FIN 48.  These liabilities have not been included in the contractual obligations table because we cannot reasonably predict whether any specific taxing jurisdiction will select our tax returns to review so it is impractical to determine the amounts that may impact future cash flows.  See Note 13 “Income Taxes” in the accompanying audited Consolidated Financial Statements of this Form 10-K for further analysis of our FIN 48 liabilities.

(4)	Variable rate obligations

(5)	The senior notes accrue interest at a fixed rate of 8¾% per annum or $7.6 million per year.

(6)	Purchase obligations primarily represent commitments for inventory purchases, services and capital expenditures under purchase order.

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

Foreign Currency Exchange Risk.  The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. We have operations outside the United States with foreign currency denominated assets and liabilities, primarily denominated in Euros, Canadian dollars, and Chinese Yuan. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. We do not expect that our unhedged foreign currency balance sheet exposure as of December 31, 2007, will result in a significant impact on our earnings or cash flows. We also monitor exposure to transactions denominated in currencies other than the functional currency of each country in which Hawk operates and have periodically entered into forward contracts to mitigate that exposure. As of December 31, 2007, we have no derivative instruments outstanding.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMTARY DATA

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Hawk Corporation
December 31, 2007, 2006 and 2005

Audited Consolidated Financial Statements

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Hawk Corporation

We have audited the accompanying consolidated balance sheets of Hawk Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawk Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As explained in Notes 2, 10, 11 and 13 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share Based Payment and at December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and on January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hawk Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Cleveland, Ohio
March 14, 2008

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Hawk Corporation

We have audited Hawk Corporation’s internal control over financial reporting as of  December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hawk Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hawk Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hawk Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Cleveland, Ohio
March 14, 2008

HAWK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	December 31	December 31
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$79,995	$6,177
Marketable securities	1,019	-
Accounts receivable, less allowance of $1,039 in 2007 and $1,052 in 2006	38,591	34,502
Inventories:
Raw materials	10,199	10,882
Work-in-process	16,341	13,599
Finished products	14,510	14,409
Total inventories	41,050	38,890
Deferred income taxes	1,355	2,472
Other current assets	4,816	3,609
Current assets of discontinued operations	-	87,313
Total current assets	166,826	172,963

Property, plant and equipment:
Land and improvements	1,186	510
Buildings and improvements	15,752	14,406
Machinery and equipment	88,759	81,397
Furniture and fixtures	8,689	8,087
Construction in progress	2,551	2,846
	116,937	107,246
Less accumulated depreciation	76,192	67,837
Total property, plant and equipment	40,745	39,409

Other assets:
Finite-lived intangible assets	7,157	7,884
Deferred income taxes	685	3,357
Other	4,491	5,641
Total other assets	12,333	16,882
Total assets	$219,904	$229,254

	December 31	December 31
	2007	2006

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$31,449	$23,023
Accrued compensation	9,068	6,678
Accrued interest	3,816	4,857
Accrued taxes	1,762	2,558
Other accrued expenses	7,404	6,176
Short-term debt	-	980
Current portion of long-term debt	59	127
Current liabilities of discontinued operations	-	12,795
Total current liabilities	53,558	57,194

Long-term liabilities:
Long-term debt	87,090	110,053
Deferred income taxes	922	1,025
Pension liabilities	679	4,727
Other accrued expenses	10,331	9,526
Total long-term liabilities	99,022	125,331

Shareholders' equity
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; 8,966,969 and 9,016,878 outstanding in 2007 and 2006, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Additional paid-in capital	53,068	53,492
Retained earnings (deficit)	15,092	(2,026)
Accumulated other comprehensive income (loss)	2,041	(3,467)
Treasury stock, at cost, 220,781 and 170,872 shares in 2007 and 2006, respectively	(2,970)	(1,363)
Total shareholders' equity	67,324	46,729
Total liabilities and shareholders' equity	$219,904	$229,254

See notes to consolidated financial statements.

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

	Year Ended December 31
	2007	2006	2005
Net sales	$228,695	$212,050	$181,858
Cost of sales	175,705	165,367	145,699
Gross profit	52,990	46,683	36,159

Operating expenses:
Selling, technical and administrative expenses	33,710	31,822	28,450
Goodwill Impairment	-	4,465	-
Restructuring costs	-	-	4,962
Employee benefit curtailment	-	-	(424)
Amortization of finite-lived intangible assets	727	495	724
Total operating expenses	34,437	36,782	33,712
Income from operations	18,553	9,901	2,447

Interest expense	(9,394)	(11,182)	(10,562)
Interest income	3,835	98	40
Other (expense) income, net	(295)	106	100
Income from continuing operations, before income taxes	12,699	(1,077)	(7,975)

Income tax provision (benefit)	5,509	897	(2,391)

Income (loss) from continuing operations, after income taxes	7,190	(1,974)	(5,584)
Income from discontinued operations, net of tax of $2,734 in 2007, $3,698 in 2006, and $2,609 in 2005	10,078	4,943	4,240

Net income (loss)	$17,268	$2,969	$(1,344)

Earnings (loss) per share:
Basic earnings per share:
Income (loss) from continuing operations, after income taxes	$0.79	$(0.24)	$(0.65)
Discontinued operations, after income taxes	1.12	0.55	0.48
Net earnings (loss) per basic share	$1.91	$0.31	$(0.17)

Diluted earnings (loss) per share:
Income (loss) from continuing operations, after income taxes	$0.75	$(0.22)	$(0.65)
Discontinued operations, after income taxes	1.08	0.52	0.48
Net earnings (loss) per diluted share	$1.83	$0.30	$(0.17)

Average shares outstanding - basic	8,967	8,993	8,869

Average shares and equivalents outstanding - diluted	9,360	9,514	8,869

See notes to consolidated financial statements.

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

					Accumulated Other Comprehensive Income (Loss)
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Foreign Currency Translation	Minimum Pension Liability	Unrealized Gain / Loss on Marketable Securities	Treasury Stock	Total
Balance at January 1, 2005	$1	$92	$53,867	$(3,353)	$1,420	$(3,851)	$-	$(3,149)	$45,027
Net loss				(1,344)					(1,344)
Other comprehensive (loss):
Minimum pension liability, net of tax of $1,337						(2,135)			(2,135)
Foreign currency translation					(1,420)				(1,420)
Total comprehensive (loss)									(3,555)
Preferred stock dividends				(148)					(148)
Issuance of common stock from treasury as compensation and exercise of stock options			(518)					1,254	736
Balance at December 31, 2005	$1	$92	$53,349	$(4,845)	$-	$(5,986)	$-	$(1,895)	$40,716
Net income				2,969					2,969
Other comprehensive income (loss):
Minimum pension liability, net of tax of $1,243						2,210			2,210
Foreign currency translation					2,142	(2)			2,140
Total comprehensive income									4,350
Preferred stock dividends				(150)					(150)
Share based compensation - FAS 123(R)			264						264
Issurance of common stock from treasury as compensation and exercise of stock options			(121)					532	411
Adjustment to initially adopt SFAS No. 158, net of tax of $1,140						(1,831)			(1,831)
Balance at December 31, 2006	$1	$92	$53,492	$(2,026)	$2,142	$(5,609)	$-	$(1,363)	$46,729
Net income				17,268					17,268
Other comprehensive income (loss):
Minimum pension liability, net of tax of $1,114						1,980			1,980
Unrealized gain / loss on marketable securities, net of tax of $37							65		65
Foreign currency translation					3,545	(82)			3,463
Total comprehensive income									5,508
Preferred stock dividends				(150)					(150)
Share based compensation - FAS 123(R)			390					40	430
Stock repurchase								(3,694)	(3,694)
Issuance of common stock from treasury as compensation and exercise of stock options			(814)					2,047	1,233
Balance at December 31, 2007	$1	$92	$53,068	$15,092	$5,687	$(3,711)	$65	$(2,970)	$67,324

See notes to consolidated financial statements.

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year ended December 31
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$17,268	$2,969	$(1,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	1,865	(4,943)	(4,240)
Gain on sale of discontinued operations, net of tax	(11,943)	-	-
Depreciation and amortization	7,959	7,733	7,619
Deferred income taxes	2,500	(653)	(2,141)
Amortization of discount on held to maturity securities	(1,109)	-	-
Loss on sale or disposal of fixed assets	124	157	858
Loss on extinguishment of debt - deferred financing fees write-off	583	-	-
Stock option expense	390	264	-
Goodwill impairment charge	-	4,465	-
Changes in operating assets and liabilites:
Accounts receivable	(1,697)	(10,235)	2,471
Inventories	(948)	(876)	(4,680)
Other assets	(691)	(387)	(1,620)
Accounts payable	7,537	(592)	5,882
Accrued expenses	4,344	7,713	(2,977)
(Decrease) increase in pension assets and liabilities, net	(4,245)	(4,752)	3,055
Other liabilities and other	540	4,596	1,365
Net cash provided by operating activities of continuing operations	22,477	5,459	4,248
Net cash (used in) provided by operating activities of discontinued operations	(7,604)	10,254	6,210

Cash flows from investing activities
Proceeds from sale of discontinued operations	93,354	-	-
Purchases of held to maturity securities	(44,991)	-	-
Proceeds from maturity of held to maturity securities	46,100	-	-
Purchases of available for sale securities	(932)	-	-
Purchases of property, plant and equipment	(7,931)	(8,070)	(7,767)
Proceeds from sale of property, plant and equipment	18	1,633	104
Net cash provided by (used in) investing activities of continuing operations	85,618	(6,437)	(7,663)
Net cash used in investing activities of discontinued operations	(1,140)	(5,185)	(6,509)

Cash flows from financing activities
Proceeds from short-term debt	-	444	871
Payments on short-term debt	(1,057)	(833)	(798)
Proceeds from long-term debt	10,964	82,450	84,093
Payments on long-term debt	(33,929)	(87,611)	(79,429)
Stock options and issuance of treasury stock as compensation, net	1,663	675	737
Stock repurchase	(3,694)	-	-
Payments of preferred stock dividends	(150)	(150)	(148)
Net cash (used in) provided by financing activities of continuing operations	(26,203)	(5,025)	5,326
Net cash used in financing activities of discontinued operations	(14)	(181)	(144)
Effect of exchange rate changes on cash	684	531	(575)
Net cash provided by (used in) continuing operations	82,576	(5,472)	1,336
Net cash (used in) provided by discontinued operations	(8,758)	4,888	(443)
Net increase (decrease) in cash and cash equivalents	73,818	(584)	893
Cash and cash equivalents at beginning of period	6,177	6,761	5,868
Cash and cash equivalents at end of period	$79,995	$6,177	$6,761

	Year ended December 31
	2007	2006	2005
Supplemental cash flow information
Cash payments for interest	$10,032	$10,705	$6,849
Cash payments for taxes	$5,602	$3,017	$4,650
Cash (refunds) for taxes	$(544)	$(130)	$(110)
Noncash investing and financing activities:
Equipment purchased with capital leases and notes payable	$-	$-	$-
Issuance of common stock from treasury	$40	$40	$40

See notes to consolidated financial statements.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007
(In Thousands, except share data)

1. Basis of Presentation

Hawk Corporation, through its business segments, designs, engineers, manufactures and markets specialized components used in a variety of industrial, commercial and aircraft applications.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.

Certain prior period amounts have been reclassified to conform to the 2007 reporting presentation.

2.  Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the amounts reported in the accompanying financial statements and notes. Actual results could differ from those amounts.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents at December 31, 2007, consist of various issues of A1+/P1 rated corporate commercial paper and a money market fund.  The carrying amount of cash and cash equivalents approximates its fair value due to their short maturities.

Marketable Securities

Marketable securities consist of investments with maturities of greater than three months at the date of purchase.  The Company’s marketable securities are classified as available for sale and contractual maturities for all such securities at December 31, 2007, were within one year.  Available-for-sale securities are reported at fair value with unrealized holding gains and losses, net of tax, included in other comprehensive income.

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

Long-Lived Assets

Property, plant and equipment is stated at cost and includes expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. The Company uses the straight-line and double declining methods of depreciation for financial reporting purposes. Buildings and improvements are depreciated over periods ranging from 15 to 33 years. Machinery and equipment are depreciated over periods ranging from 4 to 12 years. Furniture and fixtures are depreciated over periods ranging from 3 to 10 years. Accelerated methods of depreciation are used for federal income tax purposes. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statement of operations. The Company’s depreciation expense was $6,827 in 2007 and $6,801 in 2006 and $6,460 in 2005.

Long-lived assets, except goodwill, are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value, as determined by quoted market price (if available) or the present value of expected future cash flows.

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

The Company had no goodwill during 2007.  The Company performed its annual goodwill impairment test for 2006 as of October 31, 2006.  The impairment test utilized a discounted cash flow methodology to calculate the fair value of the performance racing unit, which was less than its respective carrying value.  The performance racing segment underwent a transition in 2006 both in terms of its management team and the implementation of a new business model which included an increased focus on engineering capabilities.  In addition, the segment faced increased competitive pressures which reduced profitability.  Based on the results of the impairment test, the Company recorded a non-cash impairment charge for goodwill of $4,465 million in the fourth quarter of 2007.  Goodwill of as of December 31, 2006 and 2006 is $0.

Insurance

The Company uses a combination of insurance and self-insurance for a number of risks including property, general liability, directors’ and officers’ liability, workers’ compensation, vehicle liability and employee-related health care benefits. Liabilities associated with the risks that are retained are estimated by considering various historical trends and forward-looking assumptions. The estimated liabilities for these self-insured liabilities at December 31, 2007 and 2006 of $1,508 and $880, respectively, could be significantly affected if future actual occurrences and claims differ from these assumptions and historical trends.

Stock options granted to Employees and Directors

Effective January 1, 2006, in accordance with SFAS No. 123(R), "Share-Based Payment" (SFAS 123R), Hawk began to record compensation expense under the "fair-value-based" method of accounting for stock options granted to employees and directors. The Company adopted SFAS No. 123(R) using the "modified prospective application" method and, consequently, financial results for periods prior to 2006 were not restated for this accounting change.  For additional information regarding our equity compensation plans, see Note 10 “Stock Compensation Plan”.

Contingencies

The Company’s treatment of contingent liabilities in the financial statements is based on the expected outcome of the applicable contingency. In the ordinary course of business the Company consults with legal counsel on matters related to litigation and other experts both within and outside of the Company. The Company will accrue a liability if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable. The Company will disclose contingent liabilities if either the likelihood of an adverse outcome is only reasonably possible or an amount is estimable.

Foreign Currency

The Company’s primary functional currency is the U.S. dollar.  Assets and liabilities of the Company’s foreign operations denominated in foreign currencies are translated into U.S. dollars using period-end exchange rates, while revenue and expense transactions are translated using average exchange rates as determined throughout the period. Gains and losses from foreign currency translation of assets and liabilities are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Gains and losses resulting from foreign currency transactions are included in other (expense) income, net in the Consolidated Statements of Operations.  Foreign currency transaction (gains) losses were $419, $(7), and $100 in 2007, 2006 and 2005, respectively.

Revenue Recognition

Revenue from the sale of the Company’s products is generally recognized upon shipment to the customer and when title has transferred. Substantially all of the Company’s revenues are derived from fixed price purchase orders. Costs and related expenses to manufacture the products are recorded as costs of sales when the related revenue is recognized. Shipping and handling costs are included in cost of products sold and are included in the sales price when billed to customers.

Certain of the Company’s foreign locations collect various taxes from customers that have been assessed by a governmental authority and imposed on revenue-producing transactions.  As a matter of accounting policy, the Company records all such taxes on a net basis in its Consolidated Statements of Operations as defined by EITF 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).

Significant Concentrations

The Company provides credit, in the normal course of its business, to original equipment and aftermarket manufacturers.  For the year ended December 31, 2007, approximately 42.6% of our revenue was derived from our top five customers.  For the year ended December 31, 2006, our top five customers accounted for 42.0% of our revenues.  We expect this customer concentration will account for a large portion of our revenue in the future.  The Company generally does not require collateral and performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations.

At December 31, 2007, the Company had approximately 730 domestic employees and 420 international employees.  Approximately 30 employees at the Akron, Ohio facility are covered under a collective bargaining agreement with the United Automobile Workers expiring in July 2009; and approximately 200 employees at the Orzinuovi, Italy facility are represented by a national mechanics union agreement that expires in December 2009.  The same Italian employees are also covered by a local union agreement that expires in December 2008.  The Company’s labor relations are generally satisfactory and there have been no work stoppages in recent years.  The Company expects that the expiring contract will be renewed on a timely basis.

Product Research and Development

Product research and development costs are expensed as incurred. The Company’s expenditures for product research and development and engineering were approximately $5,213 in 2007, $4,558 in 2006, and $4,177 in 2005.

Advertising

All advertising costs are expensed as incurred. The Company’s expenditures for advertising were approximately $676 in 2007, $616 in 2006 and $493 in 2005.

Income Taxes

The Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities in the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted tax laws and rates for differences between the tax and financial reporting basis of assets and liabilities.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, marketable securities, short-term trade receivables, long-term notes receivable, and debt instruments. For short-term instruments, the historical carrying value is a reasonable estimate of fair value. Fair values for long-term financial instruments that are not readily marketable are estimated based upon the discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes that the fair market values of the Company’s financial instruments with the exception of its long-term debt instrument are not materially different from their respective carrying values as of December 31, 2007.  The carrying value of the Company’s Long-term debt on the Consolidated Balance Sheet at December 31, 2007, was $87,090.  Based on recent market quotes, the Company estimated that the fair value of the Long-term debt at December 31, 2007, was $88,396.  As of December 31, 2006, the carrying value of the Long-term debt of $110,053 approximated its fair value.

 Recent Accounting Developments

In December 2007, the FASB issued SFAS No. 141(R).   SFAS 141(R) modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and pre-acquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS 141(R) is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.

In September 2006, the FASB issued SFAS 157.   SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, rather it applies whenever existing accounting pronouncements require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS 159.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  If the fair value option is elected, unrealized gains and losses will be recognized in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect that adoption of SFAS 159 will have a material impact on its financial statements.

3.  Discontinued Operations

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

During the first quarter of 2007, the Company reported a gain on sale of the precision components segment of $15,023 ($11,943 net of tax).  This gain is reported in Income from discontinued operations, net of tax in the Consolidated Statement of Operations for the period ended December 31, 2007.

Basic earnings per share from discontinued operations, after income taxes for the year ended December 31, 2007, is comprised of $1.33 related to the aforementioned gain on sale and a loss of $0.21 per share related to the activities of discontinued operations for the period.  Diluted earnings per share from discontinued operations, after income taxes for the year ended December 31, 2007, is comprised of $1.28 related to the aforementioned gain on sale and a loss of $0.20 per share related to the activities of discontinued operations for the period.  There are no remaining assets or liabilities of the precision components segment classified as discontinued operations recorded in the Consolidated Balance Sheet at December 31, 2007.

On March 29, 2006, the Company entered into an agreement to sell the Monterrey, Mexico facility which was finalized in the fourth quarter of 2006.  The Company received $100 in cash and a note receivable of $1,200 for the inventory and certain other assets of this facility, and recognized no gain or loss on the transaction.  During the fourth quarter of 2007 the Company received an audit assessment from the Mexican tax authority related to its Monterrey, Mexico discontinued operation which the Company is vigorously contesting.  Income from discontinued operations, after income taxes was impacted by approximately $1.0 million for the year ended December 31, 2007 as a result of this assessment.  There are no remaining assets or liabilities of the motor segment classified as discontinued operations recorded in the Consolidated Balance Sheet at December 31, 2006, or in the balance sheet of any subsequent period.

Operating results from discontinued operations are summarized as follows:

	Year Ended December 31
	2007	2006	2005
Net sales	$7,277	$98,875	$92,468

(Loss) income from discontinued operations, before income taxes	$(2,211)	$8,641	$6,849
Gain on sale of discontinued operations, before income taxes	$15,023	$-	$-
Income tax expense	2,734	3,698	2,609
Income from discontinued operations, after income taxes	$10,078	$4,943	$4,240

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

4. Restructuring

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146), the Company records liabilities for costs associated with exit or disposal activities, including restructuring costs, when the liability is incurred instead of at the date of commitment to an exit or disposal activity.

In 2003, the Company committed to a restructuring program in its friction products segment to achieve cost savings and expand its capacity by moving operations from its Brook Park, Ohio location to a new production facility in Tulsa, Oklahoma. During 2004, the Company substantially completed the construction of its new and larger, leased facility.  During 2005, all manufacturing was transferred to Tulsa and the Brook Park operation was closed.  This restructuring program was completed in 2005.  Therefore, the Company did not incur any restructuring charges for the years ended December 31, 2007 and 2006; however, the Company continued to have transitional issues.  During 2005, the Company incurred $5,464 of restructuring costs relating to employee severance, recruiting, and transferring the production capabilities to Tulsa, of which $501 of the “restructuring costs” were included in “Cost of sales” in the Consolidated Statements of Operations.

In 2005, the Company recorded employee benefit curtailment income of $424, as a result of employment terminations at Brook Park based on the reduction of actuarial computed liabilities which provided for medical benefits to individuals who met certain age and service requirements at termination of their employment.  Also, during 2005, the Company entered into a contract to sell the Brook Park, Ohio manufacturing facility.  The assets under contract were reported as “Assets held for sale” on the December 31, 2005, Consolidated Balance Sheet, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company completed the sale of the Brook Park facility and received net cash proceeds of $1,600 during the third quarter of 2006, resulting in a net gain of $15 on the transaction.

5.  Investments

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are reported at amortized cost with dividends, interest income and the amortization of any discount or premium reported in Interest income in the Consolidated Statements of Operations.  Available-for-sale securities are reported at fair value with unrealized holding gains and losses, net of tax, included in other comprehensive income.  The amortized cost of debt securities in this category is adjusted for the amortization of any discount or premium to maturity computed under the effective interest method.  Dividend and interest income, including the amortization of any discount or premium, as well as realized gains or losses, are included in Interest income in the Consolidated Statements of Operations.  Both the cost of any security sold and the amount reclassified out of accumulated other comprehensive income (loss) into earnings is based on the specific identification method.

All Marketable securities on the Company’s Consolidated Balance Sheet as of December 31, 2007, are available-for-sale securities.  Cash and cash equivalents on the Company’s Consolidated Balance Sheet as of December 31, 2007, includes $57,980 of available-for-sale securities with maturities of less than three months.  The net increase in cash and cash equivalents reported in the Consolidated Statement of Cash Flows for the year ended December 31, 2007, includes the net cash flows from purchases and maturities of available-for-sale and held-to-maturity securities of $1,644.

The following is a summary of the Company's available for sale securities as of December 31, 2007(1) by contractual maturity dates:

		Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Other debt securities - due in one year or less	$57,998	$102	$-	$57,980

(1)   The Company held no investments in marketable securities during the year ended December 31, 2006.

The net adjustment to unrealized holding gains (losses) on available for sale securities included in Other comprehensive income (loss) totaled $65 for the year ended December 31, 2007.

6.  Intangible Assets

The components of finite-lived intangible assets are as follows:

	December 31, 2007			December 31, 2006
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Product certifications	$20,820	$13,663	$7,157	$20,820	$12,936	$7,884
Other intangible assets	2,575	2,575	-	2,575	2,575	-
	$23,395	$16,238	$7,157	$23,395	$15,511	$7,884

Product certifications were acquired and valued based on the acquired company’s position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

The Company estimates that amortization expense for finite-lived intangible assets for each of the next five years will be $590 in 2008, and $553 for fiscal years 2009 through 2012.  The weighted average amortization period for product certifications is 30 years.

7. Financing Arrangements

	December 31
	2007	2006
Short-term debt	$-	$980
Senior Notes	87,090	110,000
Bank Facility	-	-
Other	59	180
	87,149	111,160
Less current portion and short-term debt	59	1,107
	$87,090	$110,053

On November 1, 2004, the Company completed a public offering of $110,000 aggregate principal amount of 8¾% Senior Notes due November 1, 2014 (the Senior Notes). On February 2, 2007, as a result of the sale of the precision components segment, the Company triggered the provisions of the indenture relating to asset sales.  As a result of the sale, the Company was required to make an offer to purchase, on a pro rata basis, the maximum principal amount of the Senior Notes with the remaining net cash proceeds at a price equal to 100% of the principal amount plus accrued interest.  A total of $22.9 million in aggregate principal amount was tendered and subsequently redeemed by the Company.  In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company has reported a loss on extinguishment of debt of $582 ($358 after tax).  The loss is comprised solely of the write-off of the unamortized portion of the debt issuance costs related to the portion of the Senior Notes redeemed.

The loss on extinguishment of debt of $582 has been recorded in Other (expense) income, net in the Consolidated Statement of Operations for the year ended December 31, 2007, a component of Income from continuing operations, in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  At December 31, 2007, the Company has a remaining Senior Note principal balance of $87,090.

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

The Senior Notes are governed by the indenture. The indenture also contains certain covenants, subject to a number of important limitations and exceptions that limit the Company’s ability to:

•	incur or guarantee additional debt or issue disqualified capital stock,

•	pay dividends, redeem subordinated debt or make other restricted payments.,
•	issue preferred stock of our subsidiaries,
•	transfer or sell assets, including capital stock of our subsidiaries,
•	incur dividend or other payment restrictions affecting certain of our subsidiaries,
•	make certain investments or acquisitions,
•	grant liens on our assets,
•	enter into certain transactions with affiliates, and
•	merge, consolidate or transfer substantially

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

The indenture permits the Company to incur additional debt without limitation, provided that the Company continues to meet a cash flow ratio greater than 2.0 to 1.0 for the most recently ended four quarters. Hawk may pay cash dividends on its Class A common stock under the indenture provided:

•	there is no default or evidence of default,
•	the Company meets the cash flow ratio, and
•
the amount of the dividend payment plus certain other payments is not in excess of a formula based on the sum of the Company’s consolidated net income after November 1, 2004, the cash proceeds of certain equity offerings by the Company after November 1, 2004, and the return on certain investments made by the Company.

The Bank Facility has a maximum commitment of $30,000, including a $5,000 letter of credit subfacility. The Bank Facility matures on November 1, 2009, subject to extension at the Company’s request on an annual basis thereafter, with the consent of the lender. The interest rates on the Bank Facility range from 150 to 250 basis points over the London Interbank Offered Rates, or alternatively, 0 basis points over the prime rate, and the commitment fee is 25 basis points on the unused portion of the Bank Facility. There were no outstanding borrowings under the Bank Facility at December, 31, 2007 and 2006.

The Bank Facility is collateralized by a security interest in the Company’s domestic cash, accounts receivable, inventory and certain intangible assets. The Company also pledged the stock of its guarantors and 65% of the stock of certain of its foreign subsidiaries as collateral. The restrictive terms of the Bank Facility require that the Company maintain a minimum amount of shareholders’ equity as determined by reference to shareholders’ equity at September 30, 2004, plus 50% of net income earned by the Company after such date. The Bank Facility also requires that the Company maintain an earnings before interest, taxes, depreciation and amortization to interest expense ratio of at least 1.0 to 1.0. This requirement only applies if the Company’s availability falls below $10,000. Under the Bank Facility, the Company may pay cash dividends on its Class A common stock in an amount up to $2,000 per year provided:

•	there is no evidence of default, and
•	availability is not less than $10,000.
The Company uses its Bank Facility to finance its ongoing working capital requirements, capital expenditure requirements and for general corporate purposes.

On December 31, 2007 the Company had issued stand-by Letters of Credit totaling $1,025 compared to $2,194 of issued stand-by Letters of Credit as of December 31, 2006.

We have entered into a short-term, variable-rate, debt agreement of up to $3,388 (2,300 Euro) with a local Italian financial institution at our facility in Italy.  There were no borrowings under this credit facility as of December 31, 2007.  As of December 31, 2007, we were in compliance with the terms of these debt obligations.

The Company was in compliance with the provisions of all of its debt instruments.

Aggregate principal payments due on long-term debt as of December 31, 2007, are as follows: 2008 — $59; 2009 — $0; 2010 — $0; 2011 — $0; 2012 — $0; and thereafter — $87,090.

8.  Accounts Receivables Factoring Agreement

The Company’s Italian subsidiary had a factoring agreement to sell without recourse, certain of their European-based accounts receivables to an unrelated third party financial institution during 2007 and 2006.  Under the terms of the factoring agreement, the maximum amount of the outstanding advances at any one time was $5,892 ($4,000 Euro), which limitation was subject to change based on the level of eligible receivables.  During the course of the year in 2007 and 2006, $7,449 and $13,029, respectively, of receivables had been sold under the terms of the factoring agreement.  The sale of these receivables accelerated the collection of the Company’s cash and reduced the credit exposure of the Company.  Sales of account receivable are reflected as a reduction of accounts receivable and an expense is reflected in the Consolidated Statement of Operations on such sale, as they meet the applicable criteria of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.  The amount due from the factoring company as of December 31, 2007, and December 31, 2006, net of advances received, was $0 and $4,750, respectively, and is shown in accounts receivable in the Consolidated Balance Sheets.  The Company paid fees associated with the sale of receivables based on the monetary value of the receivables sold.  Administrative costs related to this program for the years ended December 31, 2007 and 2006 were $60 and $76, respectively and are included in Selling, technical and administrative expenses in the Consolidated Statements of Income.

9.  Shareholders’ Equity

Dividends on the Series D preferred stock are payable, when declared, at the rate of 9.8% per annum.  Each share of Series D preferred stock is (1) entitled to a liquidation preference equal to $1,000 per share plus any accrued or unpaid dividends, (2) not entitled to vote, except in certain circumstances, and (3) redeemable in whole, at the option of the Company, for $1,000 per share plus all accrued dividends to the date of redemption. The Company also has 100,000 authorized shares of $.01 par value, Series E preferred stock, of which no shares are issued or outstanding. Each share of Series E preferred stock is (1) not redeemable and is entitled to dividends in the amount of 1,000 times the per share dividend received by the holders of common stock, (2) entitled to 1,000 votes per share, and (3) entitled to a liquidation right of 1,000 times the aggregate amount distributed per share to the holder of common stock.

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

In 1997, the Board of Directors declared a dividend of one Series E preferred share purchase right (a Right) for each outstanding share of common stock. The dividend was payable to the shareholders of record as of January 16, 1998, and with respect to common stock, issued thereafter until the Distribution Date, as defined in the Rights Agreement, and in certain circumstances, with respect to common stock issued after the Distribution Date. Except as set forth in the Rights Agreement, each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of Series E preferred stock at a price of $70 per one one-thousandth share of a Series E preferred stock, subject to adjustment.

10.  Stock Compensation Plan

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (SFAS 123R), using the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption.  This method also requires that prior periods not be restated.  The Company’s stock compensation plans provide for the granting of up to 1,400,000 shares of common stock of the Company. The Company’s 1997 Incentive Stock Option Plan which provided for the granting of up to 700,000 shares of common stock of the Company, of which 20,859 remain available for grant, expires in May 2008.  Any shares remaining under that plan will no longer be available for granting after that date.  Options generally vest over a five year period after the grant date and expire no more than ten years after the grant date.  Prior to the adoption of SFAS 123R, the Company used the intrinsic-value based method to account for stock options and made no charges against earnings with respect to options granted.

The adoption of SFAS 123R reduced income before taxes for the years ended December 31, 2007, and 2006 by $391 and $264, respectively ($244 after-tax or $.03 per both basic and diluted shares in 2007 and $165 after-tax or $.02 per both basic and diluted shares in 2006).  The Company classifies its pre tax compensation expense principally in Selling Technical & Administration expense in its Consolidated Statement of Operations.  No stock-based employee compensation cost is reflected in net income prior to the adoption of SFAS 123R, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The fair value of stock options granted was estimated using the Black-Scholes option pricing model. A summary of the assumptions used in determining the fair value of options follows:

	2007	2006	2005(1)
Expected volatility	87.2%	89.5%	-
Expected option life in years	5.5	5.7	-
Expected dividend yield	0.0%	0.0%	-
Risk-free interest rate	5.0%	5.0%	-
Weighted average fair value at grant date	$8.68	$9.72	-

(1)     The Company did not issue any options during 2005.

Application of the Black-Scholes option pricing model involves assumptions that are judgmental and affect compensation expense. Historical information is the primary basis for the selection of expected volatility, expected option life, and expected dividend yield. Expected volatility is based on the most recent historical period equal to the expected life of the option. The risk-free interest rate is based on yields of U.S. Treasury zero-coupon issues with a term equal to the expected life of the option, on the date the stock options are granted.

The Company did not issue any options during 2005.

Application of the Black-Scholes option pricing model involves assumptions that are judgmental and affect compensation expense. Historical information is the primary basis for the selection of expected volatility, expected option life, and expected dividend yield. Expected volatility is based on the most recent historical period equal to the expected life of the option. The risk-free interest rate is based on yields of U.S. Treasury zero-coupon issues with a term equal to the expected life of the option, on the date the stock options are granted.

Stock-based option activity during the year ended December 31, 2007, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2007	925,673	$5.73
Granted	59,875	11.48
Exercised	(239,112)	5.15
Forfeited	(89,255)	7.24		$1.966
Expired	-	-

Options outstanding at December 31, 2007	657,181	$6.26	5.0 yrs.	$7,727

Exercisable at December 31, 2007	506,981	$5.08	4.0 yrs.	$6,563

The weighted-average fair value of stock options granted per option was $8.28 in 2007 and $6.63 in 2006.  The fair value of stock options vesting was $4.40 in 2007, $3.81 in 2006 and $3.66 in 2005.

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

The aggregate intrinsic value in the table above represents the total pretax difference between the $18.02 closing price of Hawk common shares on the last trading day of 2007 over the exercise price of the stock option, multiplied by the number of options outstanding and exercisable. Under SFAS 123(R), the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's common shares.

 Net cash proceeds from the exercise of stock options were $1,233 in 2007, $371 in 2006, and $697 in 2005 respectively.  The intrinsic value of stock options exercised was $1,863 in 2007, $689 in 2006, and $997 in 2005 respectively.  Shares used to satisfy stock-based awards are normally issued out of treasury stock.  The Company does not currently have a policy of repurchasing a specified number of shares issued under employee benefit programs during any particular time period.

As of December 31, 2007, there was $589 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements under the Company’s stock compensation plans.  The remaining cost is expected to be recognized over the next 2.5 years.

Exercise prices for options outstanding as of December 31, 2007, ranged from $3.40 to $17.00. A summary of the options by range of exercise prices is as follows:

	Outstanding			Exercisable
Range of Exercise Price	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Options	Weighted Average Exercise Price
$3.40 to $ 3.50	58,814	$3.40	3.8	58,814	$3.40
$3.51 to $ 5.00	245,559	$3.75	3.8	244,359	$3.75
$5.01 to $ 6.00	111,808	$5.06	5.8	87,808	$5.07
$6.01 to $17.00	241,000	$10.08	6.1	116,000	$8.73
Total	657,181			506,981

Prior to 2006, the Company applied the disclosure-only provisions of SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123).  If the Company accounted for its stock options under the fair-value-based method of SFAS No. 123, net income and net income per Common Share would have been as follows:

Year ended December 31
2005
Net (loss) income as reported	$(1,344)
Employee stock-based compensation expense determined under fair value based methods, net of tax	213
Pro forma net (loss) earnings	$(1,557)

Basic loss per share:
As reported	$(0.17)
Pro forma	$(0.19)
Diluted loss per share:
As reported	$(0.17)
Pro forma	$(0.19)

11. Employee Benefits

The Company has several defined benefit pension plans that cover certain employees.  On December 31, 2006, Hawk Corporation adopted SFAS 158, which requires employers to recognize on their balance sheets the net amount by which pension and other post retirement benefit plan liabilities are over funded or under funded, which is the difference between plan assets at fair value and the projected benefit obligation.  The Company froze one of its defined benefit pension plans effective May 31, 2006 as part of the Company’s move to a common 401(k) retirement plan program for all non-union salary and hourly employees in the United States.  Benefits payable are based primarily on compensation and years of service or a fixed annual benefit for each year of service.  Certain hourly employees are also covered under collective bargaining agreements.  The Company funds the plans in amounts sufficient to satisfy the minimum amounts required under the Employee Retirement Income Security Act of 1974 and the Ontario Pension Benefits Act and Regulation.

The components of the Company’s defined benefit pension plans are as follows:

	December 31
	2007	2006
Accumulated benefit obligation	$28,134	$29,899

Change in benefit obligation:
Benefit obligation at beginning of year	$30,091	$33,163
Service cost	186	731
Interest cost	1,703	1,751
Actuarial (gains) losses	(2,057)	(2,441)
Foreign currency exchange rate impact (1)	184	30
Benefits paid	(1,702)	(2,182)
Plan amendments	-	(961)
Benefit obligation at end of year	$28,405	$30,091

Change in plan assets:
Fair value of plan assets at beginning of year	$25,364	$22,828
Actual return on plan assets	2,494	2,602
Foreign currency exchange rate impact (1)	165	19
Company contributions	1,602	2,097
Benefits paid	(1,702)	(2,182)
Fair value of plan assets at end of year	$27,923	$25,364

Funded status of the plans	$(482)	$(4,727)

Amounts recognized in the balance sheet consist of the following:
Prepaid benefit liability - non current	$197	$-
Accrued benefit liability - non current	$(679)	$(4,727)

(1) Resulting from the impact of the Company’s defined benefit pension plan in Canada.

The amount of the net actuarial gain included in other comprehensive income (loss) for the period is $2,481.  The reclassification adjustment of other comprehensive income (loss) for the period for those amounts that have been recognized as a component of net periodic pension expense is $648.

The amount of unrecognized net actuarial loss, prior service credits, and remaining transition obligation, net of tax, included in Accumulated other comprehensive income (loss) at December 31, 2007 is $1,109, $2,601 and $1, respectively.

The amount of unrecognized net actuarial loss, prior service credits, and the remaining transition obligation expected to be recognized as components of net periodic benefit cost during 2008 is $240, $98 and $1, respectively.

Amounts applicable to the Company’s under-funded pension plans at December 31, 2007 and 2006 are as follows:

	December 31
	2007	2006
Projected benefit obligation	$9,949	$30,091
Accumulated benefit obligation	$9,678	$29,899
Fair value of plan assets	$9,270	$25,364
Amounts recognized as accrued benefit liabilities	$679	$4,727
Amounts recognized as prepaid benefit liabilities	$197	$-

A summary of components of net periodic benefit cost of the Company’s defined benefit pension plans for the periods presented in the Consolidated Statements of Income is as follows:

	Year Ended December 31
Components of net periodic pension cost:	2007	2006	2005
Service cost	$186	$731	$1,061
Interest cost	1,703	1,751	1,516
Expected return on plan assets	(2,091)	(1,921)	(1,813)
Amortization of prior service cost	240	139	9
Pension settlement / curtailment	-	42	194
Recognized net actuarial loss	400	464	266
Net periodic pension cost of defined benefit plans	$438	$1,206	$1,233

The plans’ assets are primarily invested in equity and fixed income securities. In addition, one of the Company’s defined benefit plans also contains investments in the Company’s stock. As of December 31, 2007, 60,000 shares of the Company’s Class A common stock were held by a defined benefit plan at a cost of $717. The market value of such investment as of December 31, 2007 was $1,081. The Company has not and does not contemplate paying dividends on its Class A common stock.

The weighted-average asset allocation of all defined benefit plans at December 31, 2007 and 2006, by asset category are as follows:

	December 31
	2007	2006
Asset Category
Equity securities	66%	69%
Debt securities	25%	25%
Hawk Corporation common stock	4%	3%
Other	5%	3%
Total	100%	100%

The objectives of the Company’s investment strategies are as follows: (a) to provide a total return that, over the long term, maximizes investment return on assets, at a level of risk deemed appropriate, (b) to maximize return on assets by investing primarily in equity securities, and (c) to diversify investments within asset classes to reduce the impact of losses in any single investment. Target asset allocations are 75% equity securities and 25% fixed income securities. These target asset allocations have been determined after giving consideration to the expected returns of each asset class, the expected variability or volatility of the asset class returns over time, and the complementary nature or correlation of the asset classes within the portfolio. The Company also employs an active management approach for the portfolio. Each asset class is managed by one or more external money managers with the objective of generating returns, net of management fees, that exceed market-based benchmarks.

The following assumptions were used in accounting for the defined benefit plans:

	2007	2006	2005
Weighted average rates used to compute the projected benefit obligation as of December 31:
Discount rate	6.0%	5.7%	5.5%
Rate of compensation increase (1)	3.5%	3.0%	3.0%

Weighted average rates used to determine the net periodic benefit cost for the years ended December31:
Discount rate	5.6%	5.5%	6.0%
Rate of compensation increase (1)	3.5%	3.0%	3.0%
Expected long-term rate of return on plan assets	8.2%	8.2%	8.6%

(1) At December 31, 2007, only the Company’s Canadian pension plan was impacted by a rate of compensation increase.

The measurement date used to determine the pension benefit measurements for all plans in all periods presented is December 31. The Company has reviewed historical rates of return specific to its respective plans to determine the expected long-term rate of return on assets.

The Company previously disclosed in its Form 10-Q for the quarterly period ended September 30, 2007 that it expected to contribute $1,036 in 2007 on a cash basis to its defined benefit pension plans in 2007, which it has contributed as of December 31, 2007.  The Company will contribute an additional $565 to fund its pension plans in 2008 for the 2007 plan year.  The Company anticipates contributing $1,267 on a cash basis in 2008 to fund its pension plans for the 2008 plan year based on the contribution expectation provided by its third party actuary.

Estimated benefit payments for the next five years and in the aggregate for the five years thereafter are:

Year	Benefit Payments
2008	$1,563
2009	$1,534
2010	$1,554
2011	$1,530
2012	$1,511
2013-2017	$7,402

The Company also sponsors a defined contribution plan which provides voluntary employee contributions and, matching and discretionary employer contributions. Aggregate defined contribution plan expenses were approximately $1,187 in 2007, which included $595 in discretionary employer contributions, $1,639 in 2006, which included $778 in discretionary employer contributions and $1,217 in 2005, which included $705 in discretionary employer contributions.  The elimination of its precision components segment employees from the Company’s defined contribution plan effective February 1, 2007, contributed $663 to the decrease in defined contribution pension expense in 2007 as compared to 2006.

12.  Lease Obligations

The Company has capital lease commitments for buildings, machinery and equipment. Assets recorded under capital lease agreements included in property, plant and equipment consist of the following:

	December 31
	2007	2006
Machinery and equipment	$714	$637
Accumulated amortization	533	253
Net assets under capital lease	$181	$384

Amortization of assets recorded under capital leases is included with depreciation expense. Future minimum annual rentals are: 2008 — $59; 2009 and thereafter — $0. The amount representing interest is $1. Amounts payable in 2008 are included in current portion of long-term debt.  There are no amounts payable in 2009 or thereafter.

The Company leases certain office and warehouse facilities and equipment under operating leases. Certain of these operating leases provide the Company with a renewal option after the initial lease term. Rental expense recognized on a straight-line basis over the lease term, in accordance with FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, was approximately $3,647 in 2007, $3,673 in 2006, and $3,665 in 2005.  At December 31, 2007, and 2006, Other accrued expenses on the Company’s Consolidated Balance Sheets included a deferred rent liability of $2,074 and $2,034, respectively, resulting from the difference between rental expense recognized on a straight-line basis and cash payments for rent.

The Company has one material operating lease commitment for its Tulsa facility.  The initial term of this lease arrangement is 15 years beginning January 1, 2005, with a minimum lease commitment of $20,942.  The Company has the option to renew the lease for two additional five year terms.  The first 18 months of the lease was a rent holiday.

All leasehold improvements are being amortized over the original lease term.  Future non-cancelable minimum lease commitments under these agreements that have an original or existing term in excess of one year as of December 31, 2007 are as follows: 2008 — $3,341; 2009 — $2,887; 2010 — $2,722; 2011 — $2,642; 2012 — $2,234; and thereafter — $13,594.

13.  Income Taxes

The effective income tax rate from continuing operations for the years ended December 31, 2007, and 2006 was 43.4% and 83.3%, respectively.  The Company’s effective tax rate is higher than the U.S. statutory rate primarily due to higher tax rates in the foreign jurisdictions in which we operate.

With the sale of the precision components segment, the Company recorded a net decrease to deferred current tax assets of $648 and a net decrease to deferred long-term assets of $2,208.  As a result of the gain on the sale of the precision components segment, the Company utilized the majority of its net operating loss carryforwards available for federal tax purposes.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, the Company was not required to recognize any change in the liability for unrecognized tax benefits.  The total amount of unrecognized tax benefits as of January 1, 2007, was $1,266 (including $169 of accrued interest and penalties), the recognition of which would have had an effect of $602 on the continuing operations effective tax rate.  The balance of unrecognized tax benefits as of December 31, 2007, is $1,816 (including $703 of accrued interest and penalties), the tax impact of which would be $670 on the continuing operations effective rate.  The Company believes it is not possible to determine the amounts which will otherwise be recorded in the continuing operations effective rate over the next twelve months.

The changes in the liability for unrecognized tax benefits not including interest and penalties during the year ended December 31, 2007, were as follows:

Balance at January 1, 2007		$1,097
Additions based on tax positions related to the current year	$133
Additions for tax positions of prior years	581
Reduction for tax positions of prior years	(118)
Settlement	(536)
Lapses in applicable statutes	(44)
		16
Balance at December 31, 2007		$1,113

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  The amounts included in income tax expense from continuing operations for the years ended 2007, 2006, and 2005, for interest and penalties were minor.

During 2007, income from discontinued operations, after income taxes was impacted by certain changes in the liability for unrecognized tax benefits.  In 2007, the Company received a favorable ruling on a state audit matter and realized a settlement of $665 (including $129 of interest and penalties).  Also during 2007, the Company received an audit assessment from the Mexican tax authority and recorded a liability of $1,146 for unrecognized tax benefits (including interest and penalties of $629).  The Company does not agree with the assessment, and is vigorously contesting the assessment with the Mexican tax authorities, and anticipates reaching a settlement on this matter within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.  The years 2001 – 2007 are open years available for examination by tax authorities.

The provision (benefit) for income taxes from continuing operations consists of the following:

	Year ended December 31
	2007	2006	2005
Current:
Federal	$8	$-	$-
State and local	(97)	486	56
Foreign	3,919	3,876	2,929
	3,830	4,362	2,985
Deferred:
Federal	998	(3,317)	(5,443)
State and local	38	(157)	(575)
Foreign	643	9	642
	1,679	(3,465)	(5,376)
Total income tax provision	$5,509	$897	$(2,391)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2007	2006
Deferred tax assets:
NOL and AMT carryforward	$2,011	$10,672
Accrued vacation	491	664
Employee benefits	744	3,205
Other accruals	1,994	1,821
Book over tax amortization	525	-
Inventory	1,295	1,949
Subtotal deferred tax assets	7,060	18,311
Valuation allowances	(324)	-
Total deferred tax assets	6,736	18,311

Deferred tax liabilities:
Tax over book depreciation	5,258	9,908
Tax over book amortization	-	2,930
Foreign leased property	384	319
Other	3	350
Total deferred tax liabilities	5,645	13,507
Net deferred tax assets	$1,091	$4,804

As of December 31, 2007 and 2006 the Company had net U.S. federal operating loss (NOL) carry forward of $3,954 and $28,527, respectively. The NOL carryforwards expire beginning in 2023. At December 31, 2007 and 2006, the Company had alternative minimum tax (AMT) credit carryforwards of $1,506 and $972, respectively. The AMT carryforwards have no date of expiration.

The Company is in a net deferred tax asset position at December 31, 2007. SFAS 109 provides certain guidelines to follow in making the determination of the need for a valuation allowance. The Company recorded a valuation allowance for its Canadian subsidiary for the year ended December 31, 2007.  The Company has determined that no additional valuation allowance is necessary as of December 31, 2007.

The provision for income taxes from continuing operations differs from the amounts computed by applying the federal statutory rate as follows:

	December 31
	2007	2006	2005
Income tax (benefit) expense at federal statutory rate	$4,444	$(377)	$(2,793)
State and local tax, net of federal tax benefit	(38)	213	(335)
Nondeductible intangible amortization	38	38	38
Taxes on foreign income which differ from United States statutory rate	668	759	595
Foreign tax withholding	232	201	183
Adjustment to worldwide tax accrual and other	165	63	(79)
Provision for (benefit from) income taxes	$5,509	$897	$(2,391)

The following table illustrates the domestic and foreign components of the Company’s income (loss) from continuing operations before income taxes:

	Year ended December 31
	2007	2006	2005
Income (loss) from continuing operations before income taxes:
Domestic	$1,990	$(9,432)	$(15,988)
Foreign	10,709	8,355	8,013
As reported	$12,699	$(1,077)	$(7,975)

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $33,059 and $22,056 at December 31, 2007 and 2006. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. The Company cannot determine in any practical manner the amount of income tax liability that would result if such earnings would be repatriated. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, which may be offset by foreign tax credits, and withholding taxes payable to various foreign countries.

The Company was granted a five year tax holiday upon its entry into China by the Chinese taxing authority/government as would commence in the year the Company first became subject to tax.  Effective January 1, 2008, a change in the Chinese tax law required that all tax holidays not active begin to take effect as of January 1, 2008, and remains in effect for the stated period for which they were originally issued.  Under this arrangement, the tax holidays available to the Company’s China subsidiary will expire after December 31, 2012.

14.  Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share are computed as follows:

	Year Ended December 31
	2007	2006	2005
Income (loss) from continuing operations, after income taxes	$7,190	$(1,974)	$(5,584)
Less: Preferred stock dividends	150	150	148
Income (loss) from continuing operations, after income taxes available to common shareholders	$7,040	$(2,124)	$(5,732)

Net income (loss)	$17,087	$2,969	$(1,344)
Less: Preferred stock dividends	150	150	148
Net income (loss) available to common shareholders	$16,937	$2,819	$(1,492)

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	8,967	8,993	8,869
Diluted:
Basic weighted average shares outstanding	8,967	8,993	8,869
Dilutive effect of stock option (1)	393	521	-
Diluted weighted average shares outstanding	9,360	9,514	8,869

Earnings (loss) per share:
Basic earnings (loss) from continuing operations, after income taxes	$0.79	$(0.24)	$(0.65)
Discontinued operations	1.12	0.55	0.48
Net earnings (loss) per basic share	$1.91	$0.31	$(0.17)

Diluted earnings (loss) from continuing operations, after income taxes	$0.75	$(0.22)	$(0.65)
Discontinued operations	1.08	0.52	0.48
Net earning (loss) per diluted share	$1.83	$0.30	$(0.17)

(1)  All outstanding stock options at December 31, 2005 are antidilutive.

15.  Related Parties

In 1995, two of the Company’s senior executive officers were issued interest-bearing notes by the Company in the amount of $1,604, enabling them to repay certain indebtedness incurred by them with respect to an acquisition.  The notes bore interest at the prime rate.  The notes were due and payable in 2005.  In 1998, $604 of the principal balance of the notes was repaid by the senior executive officers.  On January 30, 2004, the compensation committee of the Company’s Board of Directors approved the forgiveness of the shareholder notes of these two senior executive officers by July 2005 if specific operating targets were achieved.  As a result of the achievement of those targets, the compensation committee forgave $400 in shareholder notes as of March 2004.  The remaining $600 of the shareholder notes was forgiven by the compensation committee of the Company’s Board of Directors as of March 2005 based on the achievement of similar specified operating targets.  In addition, the Board of Directors awarded $500 to the senior executive officers to pay the taxes associated with the forgiveness of this portion of their debt.  As of December 31, 2005, there are no shareholder notes outstanding.  The forgiveness of the shareholder notes and the associated taxes was reported as compensation expense and included in Selling, technical and administrative expenses in the Company’s Consolidated Statement of Operations for the period ended December 31, 2005.

The Company reported as legal expense, included in Selling, technical and administrative expense in the Consolidated Statement of Operations, approximately $791, $1,216 and $500 during 2007, 2006 and 2005, respectively, to Kohrman Jackson and Krantz (KJK) for legal services performed in the ordinary course of business for a variety of legal matters, including the current investigation by the SEC, which began in November 2006, the sale of the Company’s precision components segment in February 2007 and the sale of the Company’s Monterrey, Mexico operations in the fourth quarter of 2006.  Byron Krantz, a director of the Company and a partner of KJK, beneficially owns 3.1% of the Class A common stock and 10% of the Series D preferred stock of the Company.  Mr. Krantz is also a party to a stockholders agreement governing the voting and disposition of all shares of the Company’s voting stock owned by the parties to the agreement.

Approximately $24 and $14 are included in Accounts payable and $97 and $438 are included in Accrued other in the Company’s Consolidated Balance Sheets as of December 31, 2007 and 2006, respectively.

16.  Business Segments

The Company operates in two business segments: friction products and performance racing. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately based on fundamental differences in their operations.

The friction products segment engineers, manufactures and markets specialized components, used in a variety of industrial, commercial and aircraft applications. The Company, through this segment, is a worldwide supplier of friction components for brakes, clutches and transmissions.

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

Information by segment is as follows:

	Year Ended December 31
	2007	2006	2005
Net sales to external customers:
Friction products	$215,879	$199,915	$167,059
Performance racing	12,816	12,135	14,799
Consolidated	$228,695	$212,050	$181,858

Depreciation and amortization: (1)
Friction products	$7,277	$7,055	$6,955
Performance racing	277	241	229
Consolidated	$7,554	$7,296	$7,184

Gross profit:
Friction products	$51,372	$44,867	$33,159
Performance racing	1,618	1,816	3,000
Consolidated	$52,990	$46,683	$36,159

Income (loss) from continuing operations:
Friction products	$19,993	$16,290	$3,203
Performance racing	(1,440)	(6,389)	(756)
Consolidated	$18,553	$9,901	$2,447

Capital Expenditures: (including capital leases):
Friction products	$7,648	$7,894	$7,482
Performance racing	283	176	285
Consolidated	$7,931	$8,070	$7,767

	December 31
	2007	2006
Total assets:
Friction products	$209,350	$134,378
Performance racing	10,554	7,563
Continuing operations	219,904	141,941
Discontinued operations	-	87,313
Consolidated	$219,904	$229,254
____________

(1)
Depreciation and amortization outlined in this table does not include deferred financing amortization of $405 in 2007, and $437 in 2006, and $435 in 2005 which is included in Interest expense in the Consolidated Statements of Income.

The geographic split of the Company’s net sales and property, plant and equipment, based on country of origin, is as follows:

	Year Ended December 31
	2007	2006	2005
	(dollars in thousands)
Net Sales:
United States	$144,467	$147,525	$126,863
Italy	73,457	56,221	47,455
All Other Foreign	10,771	8,304	7,540
Total	$228,695	$212,050	$181,858

Property, Plant and Equipment:
United States	$28,442	$29,355	$29,335
Italy	9,729	7,475	5,208
All Other Foreign	2,574	2,579	2,931
Total	$40,745	$39,409	$37,474

The Company’s other foreign operations are located in China and Canada.

The following section discloses adjusted income from operations for each business segment.  This disclosure differs from income from operations, the most directly comparable measure calculated in accordance with GAAP.  A reconciliation of this financial measure to the most comparable GAAP measure is included in the table below.

Reconciliation of Adjusted income from operations to Income from operations determined in accordance with GAAP:

	Year ended December 31
	2007	2006	2005
Income from operations - Friction products:	$19,993	$16,290	$3,203
Restructuring costs	-	-	5,464
Employee benefit curtailment (income) expense	-	-	(424)
Loan forgiveness costs	-	-	996
Adjusted income from operations – Friction products	$19,993	$16,290	$9,239

Loss from operations - Performance racing:	$(1,440)	$(6,389)	$(756)
Goodwill Impairment	-	4,465	-
Loan forgiveness costs	-	-	104
Adjusted loss from operations – Performance racing	$(1,440)	$(1,924)	$(652)

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

17.  Supplemental Guarantor Information

Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Company’s senior notes. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.

The following supplemental consolidating condensed financial statements present:

•
Consolidating condensed balance sheets as of December 31, 2007 and December 31, 2006, consolidating condensed statements of income for the years ended December 31, 2007, 2006, and 2005 and consolidating condensed statements of cash flows for the years ended December 31, 2007, 2006, and 2005.

•
Hawk Corporation (Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries consisting of the Company's subsidiaries in Italy, Canada and China with their investments in subsidiaries accounted for using the equity method.

•	Elimination entries necessary to consolidate the financial statements of the Parent and all of its subsidiaries.

The Company does not believe that separate financial statements of the Guarantor Subsidiaries provide material additional information to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.  The Company’s bank facility contains covenants with respect to the Company and its subsidiaries that, among other things, would prohibit the payment of dividends to the Company by the subsidiaries (including Guarantor Subsidiaries) in the event of a default under the terms of the bank facility.  The indenture governing the Company’s senior notes permits the payment of dividends to the Company by the subsidiaries (including Guarantor Subsidiaries) provided that no event of default has occurred under the terms of the indenture.

Supplemental Consolidating Condensed
Balance Sheet

	December 31, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$69,944	$65	$9,986	$-	$79,995
Marketable securities	-	-	1,019	-	1,019
Accounts receivable, net	-	12,972	25,619	-	38,591
Inventories, net	(402)	25,115	16,744	(407)	41,050
Deferred income taxes	983	372	-	-	1,355
Other current assets	1,828	1,230	1,758	-	4,816
Total current assets	72,353	39,754	55,126	(407)	166,826
Investment in subsidiaries	27,267	-	-	(27,267)	-
Inter-company advances, net	-	16,007	(16,007)	-	-
Property, plant and equipment, net	-	28,442	12,303	-	40,745
Other assets:
Finite-lived intangible assets	-	7,157	-	-	7,157
Other	4,184	992	-	-	5,176
Total other assets	4,184	8,149	-	-	12,333
Total assets	$103,804	$92,352	$51,422	$(27,674)	$219,904
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$(141)	$14,549	$17,041	$-	$31,449
Accrued compensation	2,532	3,823	2,713	-	9,068
Accrued interest	3,816	-	-	-	3,816
Accrued taxes	948	93	794	(73)	1,762
Other accrued expenses	1,997	3,330	2,065	12	7,404
Current portion of long-term debt	-	-	59	-	59
Total current liabilities	9,152	21,795	22,672	(61)	53,558
Long-term liabilities:
Long-term debt	87,090	-	-	-	87,090
Deferred income taxes	-	-	922	-	922
Other	1,080	5,948	3,982	-	11,010
Inter-company advances, net	(76,503)	70,353	6,496	(346)	-
Total long-term liabilities	11,667	76,301	11,400	(346)	99,022
Shareholders’ equity	82,985	(5,744)	17,350	(27,267)	67,324
Total liabilities and shareholders’ equity	$103,804	$92,352	$51,422	$(27,674)	$219,904

Supplemental Consolidating Condensed
Balance Sheet

	December 31, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$500	$55	$5,622	$-	$6,177
Accounts receivable, net	-	14,500	20,002	-	34,502
Inventories, net	(762)	27,431	12,862	(641)	38,890
Deferred income taxes	2,202	1	269	-	2,472
Other current assets	1,678	680	2,250	(1)	4,607
Assets of discontinued operations	-	84,221	3,147	(55)	87,313
Total current assets	3,618	126,888	44,152	(697)	173,961
Investment in subsidiaries	793	-	-	(793)	-
Inter-company advances, net	-	12,250	(12,258)	8	-
Property, plant and equipment, net	-	29,355	10,054	-	39,409
Other assets:
Finite-lived intangible assets	-	7,884	-	-	7,884
Other	4,713	3,017	270	-	8,000
Total other assets	4,713	10,901	270	-	15,884
Total assets	$9,124	$179,394	$42,218	$(1,482)	$229,254
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$(584)	$10,653	$12,954	$-	$23,023
Accrued compensation	1,463	3,352	1,863	-	6,678
Accrued interest	4,858	(1)	-	-	4,857
Accrued taxes	1,671	205	876	(194)	2,558
Other accrued expenses	946	4,112	1,118	-	6,176
Short-term debt	-	-	980	-	980
Current portion of long-term debt	-	-	127	-	127
Liabilities of discontinued operations	-	12,335	477	(17)	12,795
Total current liabilities	8,354	30,656	18,395	(211)	57,194
Long-term liabilities:
Long-term debt	110,000	-	53	-	110,053
Deferred income taxes	-	-	1,025	-	1,025
Other	305	10,427	3,521	-	14,253
Inter-company advances, net	(177,580)	167,421	10,637	(478)	-
Total long-term liabilities	(67,275)	177,848	15,236	(478)	125,331
Shareholders’ equity	68,045	(29,110)	8,587	(793)	46,729
Total liabilities and shareholders’ equity	$9,124	$179,394	$42,218	$(1,482)	$229,254

Supplemental Consolidating Condensed
Statement of Income

	Year Ended December 31, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$146,351	$93,013	$(10,669)	$228,695
Cost of sales	-	111,066	75,308	(10,669)	175,705
Gross profit	-	35,285	17,705	-	52,990
Operating expenses:
Selling, technical and administrative expenses	327	26,621	6,762	-	33,710
Amortization of intangibles	-	727	-	-	727
Total operating expenses	327	27,348	6,762	-	34,437
(Loss) income from operations	(327)	7,937	10,943	-	18,553
Interest (expense) income, net	(234)	(5,646)	321	-	(5,559)
Income from equity investee	7,538	5,153	-	(12,691)	-
Other (expense) income, net	(530)	696	(461)	-	(295)
Income from continuing operations, before income taxes	6,447	8,140	10,803	(12,691)	12,699
Income tax provision	16	1,162	4,331	-	5,509
Income from continuing operations, after income taxes	6,431	6,978	6,472	(12,691)	7,190
Discontinued operations, net of tax	10,837	560	(1,319)	-	10,078
Net income	$17,268	$7,538	$5,153	$(12,691)	$17,268

Supplemental Consolidating Condensed
Statement of Income

	Year Ended December 31, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$150,577	$73,419	$(11,946)	$212,050
Cost of sales	26	118,000	59,287	(11,946)	165,367
Gross profit	(26)	32,577	14,132	-	46,683
Operating Expenses:
Selling, technical and administrative expenses	713	25,407	5,702	-	31,822
Goodwill Impairment	-	4,465	-	-	4,465
Amortization of intangibles	-	495	-	-	495
Total operating expenses	713	30,367	5,702	-	36,782
(Loss) income from operations	(739)	2,210	8,430	-	9,901
Interest income (expense), net	3,566	(14,693)	43	-	(11,084)
Income from equity investee	2,622	4,675	-	(7,297)	-
Other (expense) income, net	(26)	446	(314)	-	106
Income (loss) from continuing operations, before income taxes	5,423	(7,362)	8,159	(7,297)	(1,077)
Income tax provision (benefit)	2,454	(5,240)	3,683	-	897
Income (loss) from continuing operations, after income taxes	2,969	(2,122)	4,476	(7,297)	(1,974)
Discontinued operations, net of tax	-	4,744	199	-	4,943
Net income	$2,969	$2,622	$4,675	$(7,297)	$2,969

Supplemental Consolidating Condensed
Statement of Income

	Year Ended December 31, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$128,764	$63,765	$(10,671)	$181,858
Cost of sales	-	106,659	49,711	(10,671)	145,699
Gross profit	-	22,105	14,054	-	36,159
Operating Expenses:
Selling, technical and administrative expenses	1,005	22,459	4,986	-	28,450
Restructuring costs	-	4,962	-	-	4,962
Employee benefit curtailment	-	(424)	-	-	(424)
Amortization of intangibles	-	724	-	-	724
Total operating expenses	1,005	27,721	4,986	-	33,712
(Loss) income from operations	(1,005)	(5,616)	9,068	-	2,447
Interest income (expense), net	3,577	(14,035)	(64)	-	(10,522)
(Loss) income from equity investee	(2,394)	4,744	-	(2,350)	-
Other (expense) income, net	(34)	679	(545)	-	100
Income (loss) from continuing operations, before income taxes	144	(14,228)	8,459	(2,350)	(7,975)
Income tax provision (benefit)	1,488	(7,276)	3,397	-	(2,391)
Income (loss) from continuing operations, after income taxes	(1,344)	(6,952)	5,062	(2,350)	(5,584)
Discontinued operations, net of tax	-	4,558	(318)	-	4,240
Net income	$(1,344)	$(2,394)	$4,744	$(2,350)	$(1,344)

Supplemental Consolidating Condensed
Cash Flows Statement

	Year ended December 31, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities of continuing operations	$72	$11,595	$10,810	$-	$22,477
Net cash used in operating activities of discontinued operations	-	(6,131)	(1,473)	-	(7,604)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	93,354	-	-	-	93,354
Purchases of held to maturity securities	(44,991)	-	-	-	(44,991)
Proceeds from maturity of held to maturity securities	46,100	-	-	-	46,100
Purchases of available for sale securities	-	-	(932)	-	(932)
Purchases of property, plant and equipment	-	(4,316)	(3,615)	-	(7,931)
Proceeds from sale of property, plant and equipment	-	16	2	-	18
Net cash provided by (used in) investing activities of continuing operations	94,463	(4,300)	(4,545)	-	85,618
Net cash used in investing activities of discontinued operations	-	(1,140)	-	-	(1,140)
Cash flows from financing activities:
Payments on short-term debt	-	-	(1,057)	-	(1,057)
Proceeds from long-term debt	10,964	-	-	-	10,964
Payments on long-term debt	(33,874)	-	(55)	-	(33,929)
Stock options and issuance of treasury stock as compensation, net	1,663	-	-	-	1,663
Stock repurchase	(3,694)				(3,694)
Payments of preferred stock dividend	(150)	-	-	-	(150)
Net cash used in financing activities of continuing operations	(25,091)	-	(1,112)	-	(26,203)
Net cash used in financing activities of discontinued operations		(14)	-		(14)
Effect of exchange rate changes on cash	-	-	684	-	684
Net cash provided by (used in) continuing operations	69,444	7,295	5,837	-	82,576
Net cash used in discontinued operations	-	(7,285)	(1,473)	-	(8,758)
Net increase in cash and cash equivalents	69,444	10	4,364	-	73,818
Cash and cash equivalents, at beginning of period	500	55	5,622	-	6,177
Cash and cash equivalents, at end of period	$69,944	$65	$9,986	$-	$79,995

Supplemental Consolidating Condensed
Cash Flows Statement

	Year ended December 31, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$5,015	$(951)	$1,395	$-	$5,459
Net cash provided by operating activities of discontinued operations	-	9,072	1,182	-	10,254
Cash flows from investing activities:
Purchases of property, plant and equipment	-	(5,017)	(3,053)	-	(8,070)
Proceeds from sale of property, plant and equipment	-	1,633	-	-	1,633
Net cash used in investing activities of continuing operations	-	(3,384)	(3,053)	-	(6,437)
Net cash used in investing activities of discontinued operations	-	(4,550)	(635)	-	(5,185)
Cash flows from financing activities:
Proceeds from short-term debt	-	-	444	-	444
Payments on short-term debt	-	-	(833)	-	(833)
Proceeds from long-term debt	82,450	-	-	-	82,450
Payments on long-term debt	(87,490)	-	(121)	-	(87,611)
Stock options and issuance of treasury stock as compensation, net	675	-	-	-	675
Payments of preferred stock dividend	(150)	-	-	-	(150)
Net cash used in financing activities of continuing operations	(4,515)	-	(510)	-	(5,025)
Net cash used in financing activities of discontinued operations		(171)	(10)		(181)
Effect of exchange rate changes on cash	-	-	531	-	531
Net cash provided by (used in) continuing operations	500	(4,335)	(1,637)	-	(5,472)
Net cash provided by discontinued operations	-	4,351	537	-	4,888
Net increase (decrease) in cash and cash equivalents	500	16	(1,100)	-	(584)
Cash and cash equivalents, at beginning of period	-	39	6,722	-	6,761
Cash and cash equivalents, at end of period	$500	$55	$5,622	$-	$6,177

Supplemental Consolidating Condensed
Cash Flows Statement

	Year ended December 31, 2005
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(6,475)	$5,491	$5,232	$-	$4,248
Net cash provided by (used in) operating activities of discontinued operations	-	6,682	(472)	-	6,210
Cash flows from investing activities
Purchases of property, plant and equipment	-	(6,270)	(1,497)	-	(7,767)
Proceeds from sale or property, plant and equipment	-	92	12	-	104
Net cash used in investing activities of continuing operations	-	(6,178)	(1,485)	-	(7,663)
Net cash used in investing activities of discontinued operations	-	(5,818)	(691)	-	(6,509)
Cash flows from financing activities
Proceeds on short-term debt	-	-	871	-	871
Payment on short-term debt	-	-	(798)	-	(798)
Proceeds from long-term debt	84,093	-	-	-	84,093
Payments on long-term debt	(79,276)	(2)	(151)	-	(79,429)
Net proceeds from exercise of stock options	737	-	-	-	737
Payments of preferred stock dividends	(148)	-	-	-	(148)
Net cash provided by (used in) financing activities of continuing operations	5,406	(2)	(78)	-	5,326
Net cash (used in) provided by financing activities of discontinued operations		(169)	25		(144)
Effect of exchange rate changes on cash	-	-	(575)	-	(575)
Net cash (used in) provided by continuing operations	(1,069)	(689)	3,094	-	1,336
Net cash provided by (used in) discontinued operations	-	695	(1,138)	-	(443)
Net (decrease) increase in cash and cash equivalents	(1,069)	6	1,956	-	893
Cash and cash equivalents, at beginning of period	1,069	33	4,766	-	5,868
Cash and cash equivalents, at end of period	$-	$39	$6,722	$-	$6,761

18.  Summary of Quarterly Results of Operations (Unaudited)

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007	2006	2006	2006	2006
Net sales	$58,167	$58,940	$54,349	$57,239	$52,817	$53,496	$52,956	$52,781
Gross profit (1)	14,733	14,108	11,961	12,188	8,930	11,573	14,575	11,605
Income (loss) from continuing operations, after income taxes	2,048	1,913	1,686	1,543	(1,496)	482	1,401	(2,361)
Discontinued operations, net of tax	10,738	204	(25)	(839)	1,900	1,423	703	917
Net income (loss)	$12,786	$2,117	$1,661	$704	$404	$1,905	$2,104	$(1,444)
Basic earnings (loss) per share:
Earnings (loss) per share from continuing operations	$0.22	$0.21	$0.18	$0.18	$(0.17)	$0.05	$0.15	$(0.26)
Discontinued operations	1.19	0.02	-	(0.09)	0.21	0.16	0.08	0.10
Net earnings (loss) per basic share	$1.41	$0.23	$0.18	$0.09	$0.04	$0.21	$0.23	$(0.16)
Diluted earnings (loss) per share:
Earnings (loss) per share from continuing operations	$0.21	$0.20	$0.18	$0.16	$(0.16)	$0.05	$0.14	$(0.26)
Discontinued operations	1.15	0.02	-	(0.09)	0.20	0.15	0.08	0.10
Net earnings (loss) per diluted share	$1.36	$0.22	$0.18	$0.07	$0.04	$0.20	$0.22	$(0.16)

(1) During the second quarter of 2007, the Company made a reclass of freight expense at its Italian facility from Selling, technical and administrative expenses to Cost of sales for all periods presented.  A reconciliation of Gross profit as reported in the table above to Gross profit as previously reported in the Company’s Form 10-Q follows:

	March 31, 2007	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Gross profit - previously reported	$14,971	$9,052	$11,664	$14,758	$11,913
Italy freight reclass	238	122	91	183	308
Gross profit	$14,733	$8,930	$11,573	$14,575	$11,605

Schedule II – Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions			Balance at End of Year
Year ended December 31, 2007:
Allowance for uncollectible accounts	$1,052	$169	$182	(1)	(3)	$1,039
Slow moving and obsolete inventory reserve	4,072	1,042	536	(2)	(3)	4,578

Year ended December 31, 2006:
Allowance for uncollectible accounts	$676	$683	$307	(1)	(3)	$1,052
Slow moving and obsolete inventory reserve	2,902	1,240	70	(2)	(3)	4,072

Year ended December 31, 2005:
Allowance for uncollectible accounts	$483	$424	$231	(1)	(3)	$676
Slow moving and obsolete inventory reserve	2,244	1,099	441	(2)	(3)	2,902

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Inventory items written off against the reserve account.

(3)	Impact of foreign currency on accounts.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Vice President – Finance, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Vice President - Finance each concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to material information relating to Hawk, including our consolidated subsidiaries, required to be included in reports we file with or submit to the SEC under the Exchange Act. We continue to evaluate the need for improvements in our disclosure controls and procedures, including further formalizing our processes, procedures and policies and remediate when appropriate.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, which is to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals defined in the Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  Under the supervision and with the participation of management, including the Chief Executive Officer, Chief Financial Officer and Vice President – Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of December 31, 2007.

Attestation Report of Independent Registered Public Accounting Firm.  Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as a part of their audit, has issued their report, is set forth in Item 8 of this Form 10-K, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting in the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Not Applicable

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the Registrant’s definitive Proxy Statement relating to its 2008 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Structure and Practices of the Board of Directors,” “Executive Officers” “Section 16(a) Beneficial Ownership Reporting Compliance and “Code of Business Conduct and Ethics.” This Proxy Statement will be filed with the SEC prior to April 30, 2008.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated herein by reference. This Proxy Statement will be filed with the SEC prior to April 30, 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required with respect to security ownership of certain beneficial owners is set forth under the caption "Principal Stockholders,” and “Equity Compensation Plan Information at December 31, 2007" in the Company's definitive Proxy Statement to be filed prior to April 30, 2008, and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption “Certain Relationships and Related Transactions” and “Director Independence” in the Proxy Statement and is incorporated herein by reference. This Proxy Statement will be filed with the SEC prior to April 30, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is contained under the caption “Audit Committee Report — Principal Accountant Fees and Services” in the Proxy Statement and is incorporated herein by reference. This Proxy Statement will be filed with the SEC prior to April 30, 2008.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	The following consolidated financial statements of Hawk Corporation are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:

(i)	Consolidated Balance Sheets at December 31, 2007 and 2006
(ii)	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
(iii)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005
(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
(v)	Notes to Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005

2.	Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005

All other financial schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

(b)	Exhibits:

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

4.1
Form of Rights Agreement between the Company and National City Bank as successor, as Rights Agent (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

4.2
Stockholders’ Voting Agreement, effective as of November 27, 1996, by and among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz and the Krantz Family Limited Partnership (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

4.3
Letter agreement, dated January 5, 1998, amending the Stockholders’ Voting Agreement, effective as of November 27, 1996, by and among the Company, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz and the Krantz Family Limited Partnership (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

4.4
Indenture, dated as of November 1, 2004, among Hawk Corporation, the Guarantors named therein, and HSBC Bank USA, National Association, as Trustee (Incorporated by reference to the Company’s Form 8-K, dated November 1, 2004, as filed with the Securities and Exchange Commission)

4.5
Registration Rights Agreement, dated as of November 1, 2004, among Hawk Corporation, the Guarantors named therein, and Jefferies & Company, Inc. (Incorporated by reference to the Company’s Form 8-K, dated November 1, 2004, as filed with the Securities and Exchange Commission)

4.6
Amended and Restated Rights Agreements dated as of January 4, 2008, by and between Hawk Corporation and National City Bank, as Rights Agent (Incorporated by reference to the Company’s Form 8-K, datedJanuary 4, 2008, as filed with the Securities and Exchange Commission)

4.7	Form of 8 3/4% Senior Exchange Note due 2014 (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-120991))

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

10.3	Hawk Corporation 1997 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed with the Securities and Exchange Commission (Reg. No. 333-40535))

10.4	Hawk Corporation 2000 Long Term Incentive Plan (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2000 as filed with the Securities and Exchange Commission)

10.5	Hawk Corporation Annual Incentive Compensation Plan (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2000 as filed with the Securities and Exchange Commission)

10.6	Hawk Corporation Deferred Compensation Plan (Incorporated by reference to the Company’s Registration Statement of Form S-8 as filed with the Securities and Exchange Commission (Reg. No. 333-147832))

10.7
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

10.8
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

10.9
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

10.10
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

10.11
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

10.16
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

10.21
Employment Agreement, dated August 14, 2006, by and between Hawk Corporation and Joseph J. Levanduski (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission)

10.22
Amendment to Agreements, dated November 10, 2006, between Hawk Corporation and Joseph J. Levanduski  (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2006  as filed with the Securities and Exchange Commission)

10.23
Employment Agreement, dated August 14, 2006, by and between Wellman Products Group, Inc. and B. Christopher DiSantis (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission)

10.24
Amendment to Agreements, dated November 10, 2006, among Hawk Corporation, Wellman Products Group, Inc. and B. Christopher DiSantis (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2006  as filed with the Securities and Exchange Commission)

10.25
Form of Change in Control Agreement among Hawk and certain executive officers (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission)

10.26
Agreement, Release and Waiver between Steven J. Campbell and Hawk Corporation dated January 23, 2007 (Incorporated by reference to the Company’s Form 8-K as filed on January 30, 2007 with the Securities and Exchange Commission)

14	Code of Business Conduct and Ethics (Incorporated by reference to the Company’s Form 8-K dated May 30, 2007 as filed with the Securities and Exchange Commission)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________
* Filed or Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWK CORPORATION

By: /s/ JOSEPH J. LEVANDUSKI
Joseph J. Levanduski
Chief Financial Officer

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Ronald E. Weinberg	Chairman of the Board, Chief Executive	March 17, 2008
Ronald E. Weinberg	Officer, President and Director
(principal executive officer)

/s/ Norman C. Harbert	Chairman Emeritus,	March 17, 2008
Norman C. Harbert	Founder and Director

/s/ Joseph J. Levanduski	Chief Financial Officer	March 17, 2008
Joseph J. Levanduski	(principal financial and accounting officer)

/s/ Byron S. Krantz	Secretary and Director	March 17, 2008
Byron S. Krantz

/s/ Paul R. Bishop	Director	March 17, 2008
Paul R. Bishop

/s/ Jack F. Kemp	Director	March 17, 2008
Jack F. Kemp

/s/ Dan T. Moore, III	Director	March 17, 2008
Dan T. Moore, III

/s/ Andrew Berlin	Director	March 17, 2008
Andrew T. Berlin