Form 10-Q
period 2008-03-31
HAWK CORP
filed 2008-05-09
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission File No. 001-13797

HAWK CORPORATION
(Exact name of Registrant as specified in its charter)
Delaware	34-1608156
(State of incorporation)	(I.R.S. Employer Identification No.)

200 Public Square, Suite 1500, Cleveland, Ohio 44114
(Address of principal executive offices) (Zip Code)

(216) 861-3553
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer ☐    Accelerated Filer ☑   Non-accelerated Filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Act: Shell Company     YES ☐  NO ☑

As of May 1, 2008, the Registrant had the following number of shares of common stock outstanding:

Class A Common Stock, $0.01 par value:	8,958,721
Class B Common Stock, $0.01 par value:	None (0)

As used in this Form 10-Q, the terms “Company,” “Hawk,” “Registrant,” “we,” “us,” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.  Except as otherwise stated, the information contained in this Form 10-Q is as of March 31, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HAWK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	March 31	December 31
	2008	2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$70,879	$79,972
Marketable securities	-	1,019
Accounts receivable, less allowance of $755 in 2008 and $847 in 2007	48,710	37,486
Inventories:
Raw materials	8,991	9,830
Work-in-process	15,802	15,882
Finished products	11,063	11,007
Total inventories	35,856	36,719
Deferred income taxes	1,617	1,355
Other current assets	3,847	4,766
Current assets of discontinued operations	5,682	5,509
Total current assets	166,591	166,826

Property, plant and equipment:
Land and improvements	1,240	1,186
Buildings and improvements	15,874	15,459
Machinery and equipment	89,867	86,977
Furniture and fixtures	8,485	8,203
Construction in progress	4,499	2,524
	119,965	114,349
Less accumulated depreciation	77,743	74,774
Total property, plant and equipment	42,222	39,575

Other assets:
Finite-lived intangible assets	6,983	7,157
Deferred income taxes	177	685
Other	5,070	4,491
Long-term assets of discontinued operations	-	1,170
Total other assets	12,230	13,503
Total assets	$221,043	$219,904

HAWK CORPORATION

CONSOLIDATED BALANCE SHEETS - CONTINUED

(In Thousands, except share data)

	March 31	December 31
	2008	2007
	(Unaudited)	(Note 1)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$28,401	$30,251
Accrued compensation	6,642	8,675
Accrued interest	1,911	3,816
Accrued taxes	2,956	1,762
Other accrued expenses	6,407	7,181
Current portion of long-term debt	34	59
Current liabilities of discontinued operations	2,132	1,814
Total current liabilities	48,483	53,558

Long-term liabilities:
Long-term debt	87,090	87,090
Deferred income taxes	989	922
Pension liabilities	672	679
Other accrued expenses	11,171	10,331
Total long-term liabilities	99,922	99,022

Shareholders' equity
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; 8,954,721 and 8,966,969 outstanding in 2008 and 2007, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Additional paid-in capital	53,219	53,068
Retained earnings	18,207	15,092
Accumulated other comprehensive income	4,332	2,041
Treasury stock, at cost, 233,029 and 220,781 shares in 2008 and 2007, respectively	(3,213)	(2,970)
Total shareholders' equity	72,638	67,324
Total liabilities and shareholders' equity	$221,043	$219,904

Note 1: The consolidated balance sheet at December 31, 2007, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  See notes to consolidated financial statements (unaudited).

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands, except per share data)

	Three Months Ended March 31
	2008	2007
Net sales	$65,779	$54,175
Cost of sales	48,368	40,178
Gross profit	17,411	13,997

Operating expenses:
Selling, technical and administrative expenses	9,691	8,620
Amortization of finite-lived intangible assets	174	181
Total operating expenses	9,865	8,801
Income from operations	7,546	5,196

Interest expense	(2,015)	(2,560)
Interest income	666	741
Other income (expense), net	291	110
Income from continuing operations, before income taxes	6,488	3,487

Income tax provision	2,662	1,542

Income from continuing operations, after income taxes	3,826	1,945
(Loss) income from discontinued operations, after income tax (benefit) expense of ($364) in 2008, $2,820 in 2007	(675)	10,841

Net income	$3,151	$12,786

Earnings per share:
Basic earnings per share:
Income from continuing operations, after income taxes	$0.42	$0.21
Discontinued operations, after income taxes	(0.07)	1.20
Net earnings per basic share	$0.35	$1.41

Diluted earnings per share:
Income from continuing operations, after income taxes	$0.40	$0.20
Discontinued operations, after income taxes	(0.07)	1.16
Net earnings per diluted share	$0.33	$1.36

Average shares outstanding - basic	8,967	9,021

Average shares and equivalents outstanding - diluted	9,366	9,386

See notes to consolidated financial statements (unaudited).

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Three Months Ended March 31
	2008	2007
Cash flows from operating activities
Net income	$3,151	$12,786
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Loss from discontinued operations, net of tax	675	913
Gain on sale of discontinued operations, net of tax	-	(11,754)
Depreciation and amortization	1,881	2,000
Deferred income taxes	246	2,665
Amortization of discount on held to maturity securities	-	(202)
Loss on sale or disposal of fixed assets	32	11
Stock option expense	113	76
Changes in operating assets and liabilites:
Accounts receivable	(9,194)	(4,585)
Inventories	1,682	647
Other assets	309	693
Accounts payable	(3,020)	173
Accrued expenses	(3,818)	(2,705)
Other liabilities and other	468	558
Net cash (used in) provided by operating activities of continuing operations	(7,475)	1,276
Net cash provided by (used in) operating activities of discontinued operations	670	(7,017)

Cash flows from investing activities
Proceeds from sale of discontinued operations	-	93,354
Purchases of held to maturity securities	-	(44,991)
Proceeds from available for sale securities	978	-
Purchases of property, plant and equipment	(3,363)	(2,489)
Proceeds from sale of property, plant and equipment	5	-
Net cash (used in) provided by investing activities of continuing operations	(2,380)	45,874
Net cash used in investing activities of discontinued operations	(30)	(1,214)

Cash flows from financing activities
Proceeds from long-term debt	-	10,964
Payments on long-term debt	(28)	(10,995)
Stock options and issuance of treasury stock as compensation, net	45	66
Stock repurchase	(278)	(115)
Payments of preferred stock dividends	(37)	(37)
Net cash used in financing activities of continuing operations	(298)	(117)
Net cash used in financing activities of discontinued operations	-	(14)
Effect of exchange rate changes on cash	420	53
Net cash (used in) provided by continuing operations	(9,733)	47,086
Net cash provided by (used in) discontinued operations	640	(8,245)
Net (decrease) increase in cash and cash equivalents	(9,093)	38,841
Cash and cash equivalents at beginning of period	79,972	6,163
Cash and cash equivalents at end of period	$70,879	$45,004

See notes to consolidated financial statements (unaudited).

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

March 31, 2008
(In Thousands, except share data)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (the Company) for the year ended December 31, 2007.

Hawk Corporation, through its friction products segment, designs, engineers, manufactures and markets specialized components used in a variety of industrial, commercial and aircraft applications.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.

Certain prior period amounts have been reclassified to conform to the 2008 reporting presentation.

Since the divestiture of the precision components segment in early 2007, and the discontinued operations classification of the performance racing segment in early 2008, the Company reports as one segment.  The Company’s revenue is generated primarily in the U.S. and Italy.

2.  Recent Accounting Developments

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, SFAS 141(R) modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and pre-acquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset, and the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS 141(R) is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.  SFAS 141(R) may not be adopted early.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161).   SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 is effective prospectively for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on our financial statements.

3.  Discontinued Operations

During the first quarter of 2008, the Company committed to a plan to sell its performance racing segment, with two operating facilities in the United States.  This segment, which engineers, manufactures and markets premium branded clutches, transmissions and driveline systems for the performance racing market, failed to achieve a certain level of profitability and, after completing an extensive analysis, the Company determined that a divestiture of this segment would allow the Company to concentrate on its remaining friction segment.

The Company is reporting the performance racing segment as a discontinued operation for financial reporting purposes as of March 31, 2008, and for all periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  As required by SFAS 144, the Company has adjusted the performance racing segment’s carrying value to its fair value less costs to sell and recorded an impairment loss of $750 ($488, net of tax) as a component of (Loss) income from discontinued operations, net of tax, in the Consolidated Statement of Income as of March 31, 2008.

As previously reported in the Company’s Form 10-Q for the three months ended March 31, 2007, the sale of the Company’s precision components segment closed in the first quarter of 2007, and the Company reported a gain on sale of the precision components segment of $15,023 ($11,754, net of tax).  This gain is reported in (Loss) income from discontinued operations, net of tax in the Consolidated Statement of Income for the period ended March 31, 2007.  There are no remaining assets or liabilities of the precision components segment classified as discontinued operations recorded in the Consolidated Balance Sheet for any period presented in this Form 10-Q.

Basic and diluted earnings per share from discontinued operations, after income taxes for the three months ended March 31, 2008, is comprised of a loss of $0.05 per share related to the aforementioned fair value less costs to sell adjustment for the performance racing segment and a loss of $0.02 per share related to the activities of discontinued operations for the period.  Basic earnings per share from discontinued operations, after income taxes for the three months ended March 31, 2007, is comprised of $1.30 gain per share related to the aforementioned gain on sale of the precision components segment and a loss of $0.10 per share related to the activities of discontinued operations for the period.  Diluted earnings per share from discontinued operations, after income taxes for the three months ended March 31, 2007, is comprised of $1.25 per share related to the aforementioned gain on sale of the precision components segment and a loss of $0.09 per share related to the activities of discontinued operations for the period.

Operating results from discontinued operations are summarized as follows:

	Three Months Ended March 31
	2008	2007
Net sales	$3,895	$11,269

Loss from discontinued operations, before income taxes	$(289)	$(1,362)
Fair value less costs to sell adjustment, before income taxes	(750)	-
Gain on sale of discontinued operations, before income taxes	-	15,023
Income tax (benefit) expense	(364)	2,820
(Loss) income from discontinued operations, after income taxes	$(675)	$10,841

The assets and liabilities of the performance racing segment, which have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, consist of the following at March 31, 2008 and December 31, 2007:

	March 31	December 31
	2008	2007
Cash	$15	$23
Accounts receivable	1,259	1,105
Inventory	3,922	4,331
Other current assets	88	50
Property, plant and equipment	398	-
Total current assets of discontinued operations	$5,682	$5,509
Property, plant and equipment	-	1,170
Total assets of discontinued operations	$5,682	$6,679

Accounts payable	$1,596	$1,198
Other accrued expenses	536	616
Total liabilities of discontinued operations	$2,132	$1,814

4.  Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157 Fair Value Measurements (SFAS 157).  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.  SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosure about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the liability in an orderly transaction between market participants on the measurement date.  Valuation techniques under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations and financial position.

As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets included the Company’s cash investments and certain other investments, including those associated with the Company’s nonqualified deferred compensation plan.  In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2008.

	Total	Level 1	Level 2	Level 3
Money market funds	$7,087	$7,087	$-	$-
Commercial paper	49,782	-	49,782	-
U.S. corporate debt	6,500	-	6,500	-
Other trading	973	973	-	-
Total	$64,342	$8,060	$56,282	$-

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  SFAS 159 permits entities to choose to measure many financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The company adopted SFAS 159 effective January 1, 2008.  Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on the Company’s consolidated financial position and results of operations.

5.  Investments

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are reported at amortized cost with dividends, interest income and the amortization of any discount or premium reported in Interest income in the Consolidated Statements of Income.  Available-for-sale securities are reported at fair value with unrealized holding gains and losses, net of tax, included in other comprehensive income.  The amortized cost of debt securities in this category is adjusted for the amortization of any discount or premium to maturity computed under the effective interest method.  Dividend and interest income, including the amortization of any discount or premium, as well as realized gains or losses, are included in Interest income in the Consolidated Statements of Income.  Both the cost of any security sold and the amount reclassified out of accumulated other comprehensive income (loss) into earnings is based on the specific identification method.

All marketable securities on the Company’s Consolidated Balance Sheet as of March 31, 2008, are available-for-sale securities.  Cash and cash equivalents on the Company’s Consolidated Balance Sheet as of March 31, 2008, includes $57,260 of available-for-sale securities with maturities of less than three months.  The net decrease in cash and cash equivalents reported in the Consolidated Statement of Cash Flows for the three months ended March 31, 2008, includes the net cash flows from purchases and maturities of available-for-sale securities of $454.

The following is a summary of the Company's available for sale securities as of March 31, 2008, by contractual maturity dates:

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Other debt securities - due in one year or less	$57,264	$111	$-	$57,260

As of March 31, 2008, and December 31, 2007, unrealized gains on available-for-sale securities, net of tax, of $71 and $65, respectively, are included in Accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

Other long-term assets as of March 31, 2008, include $973 of trading securities recorded at fair value.  Gains and losses, both realized and unrealized of $3 for the three months ended March 31, 2008, and are included in Other income on the Company’s Consolidated Statements of Income.  The Company had no trading securities at March 31, 2007.

6.  Intangible Assets

The components of finite-lived intangible assets are as follows:

	March 31, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Product certifications	$20,820	$13,837	$6,983	$20,820	$13,663	$7,157
Other intangible assets	2,275	2,275	-	2,575	2,575	-
	$23,095	$16,112	$6,983	$23,395	$16,238	$7,157

Product certifications were acquired and valued based on the acquired company’s position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

The Company estimates that amortization expense for finite-lived intangible assets for the full year 2008 will be $590 and $553 in each of the next five fiscal years 2009 through 2013.  The weighted average amortization period for product certifications is 30 years.

7.  Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended March 30
	2008	2007
Net income	$3,151	$12,786
Amortization of prior service cost, net loss and transition obligation	123	150
Unrealized gain on available for sale securities	6	-
Foreign currency translation income	2,162	334
Comprehensive income	$5,442	$13,270

8.  Stock Compensation Plan

The Company uses the modified prospective transition method provisions of SFAS No. 123R, Share-Based Payment (SFAS 123R), for its stock option accounting.  The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption (January 1, 2006) as well as for existing awards for which the requisite service has not been rendered as of the date of adoption.  The Company’s stock compensation plans provide for the granting of up to 1,400,000 shares of common stock of the Company.  The Company’s 1997 Incentive Stock Option Plan, which provided for the granting of up to 700,000 shares of common stock, expires in May 2008.  As of March 31, 2008, there were no shares available for grant under this Plan.  The Company’s 2000 Long Term Incentive Plan had 43,483 shares available for grant as of March 31, 2008.  Options generally vest over a five year period after the grant date and expire no more than ten years after the grant date.

The Company recognized $113 of compensation expense for the three month period ended March 31, 2008.  Net cash proceeds from the exercise of stock options were $4 and the intrinsic value of stock options exercised was $11 for the three months ended March 31, 2008.  As of March 31, 2008, there was $911 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements under the Company’s stock compensation plans.  The remaining cost is expected to be recognized over the next 2.7 years.

Stock-based option activity during the three months ended March 31, 2008, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2008	657,181	$6.26
Granted	30,000	18.13
Exercised	(837)	5.05
Forfeited or expired	-	-

Options outstanding at March 31, 2008	686,344	$6.78	5.0 yrs.	$7,387

Exercisable at March 31, 2008	518,744	$5.08	3.8 yrs.	$6,456

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $17.52 closing price of Hawk common shares on March 31, 2008, over the exercise price of the stock option, multiplied by the number of options outstanding and exercisable.  Under SFAS 123(R), the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's common shares.

9.  Employee Benefits

A summary of the components of net periodic benefit cost of the Company’s defined benefit pension plans for the periods presented in the Consolidated Statements of Income is as follows:
	Three Months Ended
	March 31
Components of net periodic pension cost:	2008	2007
Service cost	$57	$45
Interest cost	438	419
Expected return on plan assets	(569)	(515)
Amortization of prior service cost	60	60
Amortization of net loss	63	87
Net periodic pension cost of defined benefit plans	$49	$96

The Company continues to believe that it expects to contribute $1,267 on a cash basis in 2008 to fund its defined benefit pension plans for the 2008 plan year based on the contribution expectation provided by its third party actuary.

10.  Income Taxes

The effective income tax rate from continuing operations for the three months ended March 31, 2008, was 41.0%, compared to 44.2% for the three months ended March 31, 2007, respectively.  The Company’s effective tax rate is higher than the U.S. statutory rate primarily due to state and local taxes, foreign withholding taxes on royalty income and the impact of non-deductible expenses for U.S. taxes.

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109 (FIN 48), on January 1, 2007.  As a result of the implementation of FIN 48, the Company was not required to recognize any change in the liability for unrecognized tax benefits.  The total amount of unrecognized tax benefits as of March 31, 2008, was $1,817 (including $692 of accrued interest and penalties), the recognition of which would have had an effect of $614 on the continuing operations effective tax rate.  There were no significant changes for unrecognized tax benefits in the three months ended March 31, 2008.  During 2007, the Company recorded $1,146 of unrecognized tax benefit, including interest and penalties of $629 relating to an audit in Mexico.  The Company does not agree with the assessment and is continuing to vigorously contest this matter with the Mexican tax authorities.  The Company anticipates reaching a settlement on this matter within the next 12 months.  The assessment relates to a discontinued operation and therefore, will not impact the effective rate from continuing operations.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.  The years 2001 – 2007 are open years available for examination by tax authorities.

In late December 2007, the Italian Parliament approved the Budget Law for 2008 effective January 1, 2008, which resulted in a decrease in the corporate income tax rate in Italy from 33% to 27.5% and an additional reduction in the regional rate from 4.25% to 3.9%.  The rate reduction was offset in part by changes which broadened the tax base.  The Company has evaluated the impact of the law change and has implemented these favorable changes for its Italian operations, which reduced the worldwide continuing operations effective rate in 2008.

The Company was granted a five year tax holiday upon its entry into China by the Chinese taxing authority/government commencing in the year the Company first became subject to tax.  Effective January 1, 2008, a change in the Chinese tax law required that all tax holidays not active begin to take effect as of January 1, 2008, and remains in effect for the stated period for which they were originally issued.  Under this arrangement, the tax holidays available to the Company’s China subsidiary will expire after December 31, 2012.

11.  Earnings Per Share

Basic and diluted earnings per share are computed as follows:

	Three Months Ended March 31
	2008	2007
Income from continuing operations, after income taxes	$3,826	$1,945
Less: Preferred stock dividends	37	37
Income from continuing operations, after income taxes available to common shareholders	$3,789	$1,908

Net income	$3,151	$12,786
Less: Preferred stock dividends	37	37
Net income available to common shareholders	$3,114	$12,749

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	8,967	9,021
Diluted:
Basic weighted average shares outstanding	8,967	9,021
Dilutive effect of stock option	399	365
Diluted weighted average shares outstanding	9,366	9,386

Earnings per share:
Basic earnings from continuing operations, after income taxes	$0.42	$0.21
Discontinued operations	(0.07)	1.20
Net earnings per basic share	$0.35	$1.41

Diluted earnings from continuing operations, after income taxes	$0.40	$0.20
Discontinued operations	(0.07)	1.16
Net earning per diluted share	$0.33	$1.36

12.  Business Segments

As a result of the decision to divest the performance racing segment, the Company’s Unaudited Condensed Consolidated Financial Statements, accompanying notes and other information provided in this Form 10-Q reflect the performance racing segment as a discontinued operation for all periods presented.

After reclassifying the performance racing segment to discontinued operations, the Company has one remaining operating segment, the friction products segment.  The friction products segment manufactures friction products used in off-highway, on-highway, industrial, agricultural, performance and aircraft applications.

13.  Supplemental Guarantor Information

Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Company’s 8¾% Senior Notes due 2014 (senior notes).  The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.

The following supplemental consolidating condensed financial statements present:

•
Consolidating condensed balance sheets as of March 31, 2008 and December 31, 2007, consolidating condensed statements of income for the three months ended March 31, 2008, 2007, and consolidating condensed statements of cash flows for the three months ended March 31, 2008, and 2007.

•
Hawk Corporation (Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries consisting of the Company's subsidiaries in Italy, Canada and China with their investments in subsidiaries accounted for using the equity method.

•	Elimination entries necessary to consolidate the financial statements of the Parent and all of its subsidiaries.

The Company does not believe that separate financial statements of the Guarantor Subsidiaries provide material additional information to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.  The Company’s Credit and Security Agreement, dated November 1, 2004, with KeyBank National Association, serving as Administrative Agent and Letter of Credit Issuer (the bank facility) contains covenants with respect to the Company and its subsidiaries that, among other things, would prohibit the payment of dividends to the Company by the subsidiaries (including Guarantor Subsidiaries) in the event of a default under the terms of the bank facility.  The indenture governing the Company’s senior notes permits the payment of dividends to the Company by the subsidiaries (including Guarantor Subsidiaries) provided that no event of default has occurred under the terms of the indenture.

Supplemental Consolidating Condensed
Balance Sheet

	March 31, 2008
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$61,891	$47	$8,941	$-	$70,879
Marketable securities	-	-	-	-	-
Accounts receivable, net	-	14,870	33,840	-	48,710
Inventories, net	(416)	20,255	16,305	(288)	35,856
Deferred income taxes	1,617	-	-	-	1,617
Other current assets	1,663	828	1,356	-	3,847
Assets of discontinued operations	-	5,682	-	-	5,682
Total current assets	64,755	41,682	60,442	(288)	166,591
Investment in subsidiaries	22,364	-	-	(22,364)	-
Inter-company advances, net	-	16,327	(16,327)	-	-
Property, plant and equipment, net	-	28,611	13,611	-	42,222
Other assets:
Finite-lived intangible assets	-	6,983	-	-	6,983
Other	4,136	1,111	-	-	5,247
Total other assets	4,136	8,094	-	-	12,230
Total assets	$91,255	$94,714	$57,726	$(22,652)	$221,043

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$(88)	$12,250	$16,239	$-	$28,401
Accrued compensation	1,686	2,294	2,662	-	6,642
Accrued interest	1,911	-	-	-	1,911
Accrued taxes	452	78	2,502	(76)	2,956
Other accrued expenses	1,962	2,779	1,654	12	6,407
Current portion of long-term debt	-	-	34	-	34
Liabilities of discontinued operations	-	2,132	-	-	2,132
Total current liabilities	5,923	19,533	23,091	(64)	48,483
Long-term liabilities:
Long-term debt	87,090	-	-	-	87,090
Deferred income taxes	-	-	989	-	989
Other	1,837	5,839	4,167	-	11,843
Inter-company advances, net	(76,233)	69,961	6,496	(224)	-
Total long-term liabilities	12,694	75,800	11,652	(224)	99,922
Shareholders’ equity	72,638	(619)	22,983	(22,364)	72,638
Total liabilities and shareholders’ equity	$91,255	$94,714	$57,726	$(22,652)	$221,043

Supplemental Consolidating Condensed
Balance Sheet

	December 31, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$69,944	$42	$9,986	$-	$79,972
Marketable securities	-	-	1,019	-	1,019
Accounts receivable, net	-	11,867	25,619	-	37,486
Inventories, net	(402)	20,784	16,744	(407)	36,719
Deferred income taxes	983	372	-	-	1,355
Other current assets	1,828	1,180	1,758	-	4,766
Current assets of discontinued operations	-	5,509	-	-	5,509
Total current assets	72,353	39,754	55,126	(407)	166,826
Investment in subsidiaries	11,606	-	-	(11,606)	-
Inter-company advances, net	-	16,007	(16,007)	-	-
Property, plant and equipment, net	-	27,272	12,303	-	39,575
Other assets:
Finite-lived intangible assets	-	7,157	-	-	7,157
Other	4,184	992	-	-	5,176
Long-term assets of discontinued operations	-	1,170	-	-	1,170
Total other assets	4,184	9,319	-	-	13,503
Total assets	$88,143	$92,352	$51,422	$(12,013)	$219,904

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$(141)	$13,351	$17,041	$-	$30,251
Accrued compensation	2,532	3,430	2,713	-	8,675
Accrued interest	3,816	-	-	-	3,816
Accrued taxes	948	93	794	(73)	1,762
Other accrued expenses	1,997	3,107	2,065	12	7,181
Current portion of long-term debt	-	-	59	-	59
Liabilities of discontinued operations	-	1,814	-	-	1,814
Total current liabilities	9,152	21,795	22,672	(61)	53,558
Long-term liabilities:
Long-term debt	87,090	-	-	-	87,090
Deferred income taxes	-	-	922	-	922
Other	1,080	5,948	3,982	-	11,010
Inter-company advances, net	(76,503)	70,353	6,496	(346)	-
Total long-term liabilities	11,667	76,301	11,400	(346)	99,022
Shareholders’ equity	67,324	(5,744)	17,350	(11,606)	67,324
Total liabilities and shareholders’ equity	$88,143	$92,352	$51,422	$(12,013)	$219,904

Supplemental Consolidating Condensed
Statement of Income

	Three Months Ended March 31, 2008
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$35,246	$33,208	$(2,675)	$65,779
Cost of sales	-	24,654	26,389	(2,675)	48,368
Gross profit	-	10,592	6,819	-	17,411
Operating expenses:
Selling, technical and administrative expenses	-	7,706	1,985	-	9,691
Amortization of intangibles	-	174	-	-	174
Total operating expenses	-	7,880	1,985	-	9,865
Income from operations	-	2,712	4,834	-	7,546
Interest (expense) income, net	-	(1,451)	102	-	(1,349)
Income from equity investee	3,151	3,550	-	(6,701)	-
Other (expense) income, net	-	(11)	302	-	291
Income from continuing operations, before income taxes	3,151	4,800	5,238	(6,701)	6,488
Income tax provision	-	1,024	1,638	-	2,662
Income from continuing operations, after income taxes	3,151	3,776	3,600	(6,701)	3,826
Discontinued operations, net of tax	-	(625)	(50)	-	(675)
Net income	$3,151	$3,151	$3,550	$(6,701)	$3,151

Supplemental Consolidating Condensed
Statement of Income

	Three Months Ended March 31, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$33,949	$22,888	$(2,662)	$54,175
Cost of sales	-	25,457	17,383	(2,662)	40,178
Gross profit	-	8,492	5,505	-	13,997
Operating expenses:
Selling, technical and administrative expenses	-	7,004	1,616	-	8,620
Amortization of intangibles	-	181	-	-	181
Total operating expenses	-	7,185	1,616	-	8,801
Income from operations	-	1,307	3,889	-	5,196
Interest (expense) income, net	-	(1,862)	43	-	(1,819)
Income from equity investee	2,131	2,567	-	(4,698)	-
Other income, net	-	27	83	-	110
Income from continuing operations, before income taxes	2,131	2,039	4,015	(4,698)	3,487
Income tax provision	-	117	1,425	-	1,542
Income from continuing operations, after income taxes	2,131	1,922	2,590	(4,698)	1,945
Discontinued operations, net of tax	10,655	209	(23)	-	10,841
Net income	$12,786	$2,131	$2,567	$(4,698)	$12,786

Supplemental Consolidating Condensed
Cash Flows Statement

	Three Months Ended March 31, 2008
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(7,783)	$1,572	$(1,264)	$-	$(7,475)
Net cash provided by operating activities of discontinued operations	-	720	(50)	-	670
Cash flows from investing activities:
Proceeds from available for sale securities	-	-	978	-	978
Purchases of property, plant and equipment	-	(2,257)	(1,106)	-	(3,363)
Proceeds from sale of property, plant and equipment	-	-	5	-	5
Net cash used in investing activities of continuing operations	-	(2,257)	(123)	-	(2,380)
Net cash used in investing activities of discontinued operations	-	(30)	-	-	(30)
Cash flows from financing activities:
Payments on long-term debt	-	-	(28)	-	(28)
Stock options and issuance of treasury stock as compensation, net	45	-	-	-	45
Stock repurchase	(278)	-	-	-	(278)
Payments of preferred stock dividend	(37)	-	-	-	(37)
Net cash used in financing activities of continuing operations	(270)	-	(28)	-	(298)
Effect of exchange rate changes on cash	-	-	420	-	420
Net cash used in continuing operations	(8,053)	(685)	(995)	-	(9,733)
Net cash provided by discontinued operations	-	690	(50)	-	640
Net (decrease) increase in cash and cash equivalents	(8,053)	5	(1,045)	-	(9,093)
Cash and cash equivalents, at beginning of period	69,944	42	9,986	-	79,972
Cash and cash equivalents, at end of period	$61,891	$47	$8,941	$-	$70,879

Supplemental Consolidating Condensed
Cash Flows Statement

	Three Months Ended March 31, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(9,850)	$9,272	$1,854	$-	$1,276
Net cash used in operating activities of discontinued operations	-	(6,530)	(487)	-	(7,017)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	93,354	-	-	-	93,354
Purchases of held to maturity securities	(44,991)	-	-	-	(44,991)
Purchases of property, plant and equipment	-	(1,512)	(977)	-	(2,489)
Proceeds from sale of property, plant and equipment	-	-	-	-	-
Net cash provided by (used in) investing activities of continuing operations	48,363	(1,512)	(977)	-	45,874
Net cash used in investing activities of discontinued operations	-	(1,214)	-	-	(1,214)
Cash flows from financing activities:
Proceeds from long-term debt	10,964	-	-	-	10,964
Payments on long-term debt	(10,964)	-	(31)	-	(10,995)
Stock options and issuance of treasury stock as compensation, net	66	-	-	-	66
Stock repurchase	(115)	-	-	-	(115)
Payments of preferred stock dividend	(37)	-	-	-	(37)
Net cash used in financing activities of continuing operations	(86)	-	(37)	-	(123)
Net cash used in financing activities of discontinued operations	-	(14)	-	-	(14)
Effect of exchange rate changes on cash	-	-	53	-	53
Net cash provided by continuing operations	38,427	7,760	893	-	47,080
Net cash used in discontinued operations	-	(7,758)	(487)	-	(8,245)
Net increase in cash and cash equivalents	38,427	2	406	-	38,835
Cash and cash equivalents, at beginning of period	500	41	5,622	-	6,163
Cash and cash equivalents, at end of period	$38,927	$43	$6,028	$-	$44,998

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion in conjunction with the consolidated financial statements, notes and tables included in Part I, Item 1 of this Form 10-Q.  Statements that are not historical facts, including statements about our confidence in our prospects and strategies and our expectations about growth of existing markets and our ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties.  In addition to statements that are forward-looking by reason of context, the words “believe,” “expect,” “anticipate,” “intend,” “designed,” “goal,” “objective,” “optimistic,” “will” and other similar expressions identify forward-looking statements.  In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a guarantee of performance.  Although we believe that our plans, objectives, intentions and expenditures reflected in our forward-looking statements are reasonable, we can give no assurance that our plans, objectives, intentions and expectations will be achieved.  Our forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements.

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

Recent Developments

During the first quarter of 2008, our Board of Directors made a strategic decision to focus our management resources on the friction products business and committed to a plan to sell the performance racing segment, which has operations in the United States.  This segment engineers, and manufactures premium branded clutch, transmissions and driveline systems for the performance racing market.  As a result of the decision to sell the performance racing segment, our unaudited consolidated financial statements, accompanying notes and other information provided in this Form 10-Q reflect the performance racing segment as a discontinued operation for all periods presented. After reclassifying the performance racing segment to discontinued operations, we have one remaining operating segment, the friction products segment.  The Company will retain its Hawk Performance® brake business, which has always been and will continue to be a component of its friction products segment.

General

Through our various subsidiaries, we operate in one reportable segment: friction products.  Our results of operations are affected by a variety of factors, including but not limited to, general economic conditions, manufacturing efficiency, customer demand for our products, competition, raw material pricing and availability, labor relations with our personnel and political conditions in the countries in which we operate. We sell a wide range of products that have a correspondingly wide range of gross margins.  Our consolidated gross margin is affected by product mix, selling prices, material and labor costs, as well as our ability to absorb overhead costs resulting from fluctuations in demand for our products.

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

•	the largest supplier of friction materials for the growing general aviation market, including numerous new and existing series of Cessna, Hawker, Lear and Pilatus aircrafts, and

•	a leading domestic supplier of friction products into performance and specialty markets such as motorcycles, race cars, performance automobiles, military vehicles, ATV’s and snowmobiles.

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

•
Marketable Securities.  As of March 31, 2008, we accounted for all of our marketable securities as available-for-sale.  We report our available-for-sale securities at fair value in our Consolidated Balance Sheet with unrealized holding gains and losses, net of tax, included in Accumulated other comprehensive income (loss).  Dividend and interest income, including the amortization of any discount or premium, as well as realized gains or losses, are included in Interest income in our Consolidated Statements of Income.  We periodically evaluate our investments for other-than-temporary impairment.

•
Long-Lived Assets.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors.  Estimates of future undiscounted cash flows are highly subjective judgments based on our experience and knowledge of our operations.  These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends.  If our estimates or underlying assumptions change in the future, we may be required to record impairment charges.  In our continuing operations, we did not record any impairment charges to our tangible or indefinite lived intangible assets in the three months ended March 31, 2008 or 2007.

•
Pension Benefits.  We account for our defined benefit pension plans in accordance with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), an amendment of FASB Statements No. 87, 88, 106 and 132 which requires the recognition of the overfunded or underfunded status of a plan as an asset or liability in the statement of financial position and the recognition of changes in the funded status in the year in which the changes occur through Accumulated other comprehensive income (loss).  Pension expense continues to be recognized in the financial statements on an actuarial basis.  The most significant elements in determining our net pension expense are the expected return on plan assets and appropriate discount rates.  We assumed that the expected weighted average long-term rate of return on plan assets would be 8.25% for 2008.  Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable.  However, should the rate of return differ materially from our assumed rate, we could experience a material adverse effect on the funded status of our plans and our future pension expense.  The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years.  This calculation produces the expected return on plan assets that is included in net pension expense.  The difference between this expected return and the actual return on plan assets is recorded to Comprehensive income.  Net periodic benefit cost was $0 for the three months ended March 31, 2008, and $0.1 million for the three months ended March 31, 2007.

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

We have adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, we were not required to recognize any change in the liability for unrecognized tax benefits.  The total amount of unrecognized tax benefits as of March 31, 2008, is $1.8 million (including $692 of accrued interest and penalties), the recognition of which would have an effect of $0.6 million on our continuing operations effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  We had no interest and penalties in continuing operations tax expense for the three months ended March 31, 2008.

SFAS No. 109, Accounting for Income Taxes (SFAS 109), provides certain guidelines to follow in making the determination of the need for a valuation allowance. We must demonstrate that taxable income is expected to be available for future periods sufficient to realize the benefits of temporary differences and carryforwards to avoid recording a valuation allowance against deferred tax assets.  We recorded a valuation allowance for our Canadian subsidiary for the year ended December 31, 2007.  We have determined that no additional valuation allowance was necessary as of March 31, 2008.

•
Foreign Currency Translation and Transactions.  Assets and liabilities of our foreign operations are translated using period-end exchange rates and revenues and expenses are translated using exchange rates as determined throughout the year.  Gains or losses resulting from translation are included in Accumulated other comprehensive income (loss) in Shareholders’ equity in our Consolidated Balance Sheet.  Other comprehensive income (loss) included translation gains of $2.2 million for the three months ended March 31, 2008.  Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions.  Sales or purchases in foreign currencies, other than the subsidiary’s local currency, are exchanged at the date of the transaction.  The effect of transaction gains or losses is included in Other (expense) income, net in our Consolidated Statements of Income.  We reported foreign currency transaction gains of $0.3 million for the three months ended March 31, 2008.  Foreign currency transaction gains or losses were not material to the results of operations for the three months ended March 31, 2007.

•	Recent Accounting Developments

•
In December 2007, the FASB issued SFAS 141(R).   SFAS 141(R) modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and pre-acquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting.  SFAS 141(R) is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.  SFAS 141(R) may not be adopted early.

•
In March 2008, the FASB issued SFAS No. 161.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 is effective prospectively for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 161 will have a material impact on our financial statements.

First Quarter of 2008 Compared to the First Quarter of 2007

Due to the discontinued operations classification of the precision components and performance racing segments, our continuing operation is organized into one strategic segment, friction products.  In the first quarter of 2008 we committed to selling our performance racing segment.  During the first quarter of 2007, we sold the precision components segment.  As a result, we have classified the performance racing and precision components segments as discontinued operations in our financial results.

The following table summarizes our results of operations for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31
	2008	2007

Net sales	$65,779	$54,175

Gross profit	$17,411	$13,997

Selling, technical and administrative expenses	$9,691	$8,620

Income from continuing operations	$7,546	$5,196

Interest expense	$(2,015)	$(2,560)

Interest income	$666	$741

Other income (expense), net	$291	$110

Income taxes	$2,662	$1,542

Discontinued operations, net of tax	$(675)	$10,841

Net income	$3,151	$12,786

The following charts show our net sales by market segment and geographic location for the three months ended March 31, 2008:

First Quarter 2008 Sales by Market

First Quarter 2008 Sales by Geographic Location

Net Sales.  Our net sales for the first quarter of 2008 were $65.8 million, an increase of $11.6 million or 21.4% from the same period in 2007.  We experienced sales increases primarily as a result of strong economic conditions in most of our end markets, pricing actions, new product introductions and favorable foreign currency exchange rates during the period.  Net sales from our foreign facilities represented 45.0% of our total net sales in 2008, compared to 38.7% for the comparable period of 2007.  The effect of foreign currency exchange rates accounted for 6.6% of our total net sales increase of 21.4% during the first quarter of 2008.  As a result of general economic strength, customer price increases, new business awards, and the strength of the Euro, we experienced sales increases in most of our major markets, including construction and mining, aircraft and defense, agriculture and performance automotive.  Our sales to the construction and mining market, our largest, were up 25.1% in the first quarter of 2008, compared to the first quarter of 2007, as a result of strong global market conditions.  Sales in the agriculture sector were up 46.3% in the first quarter of 2008, compared to the first quarter of 2007, as a result of strong market conditions in North and South America as well as Europe.  Our aircraft and defense businesses were up 20.4% in the first quarter of 2008, compared to the first quarter of 2007, as demand remained strong in both markets.  As expected, sales to our heavy truck market declined 6.5% during the first quarter of 2008, compared to the first quarter of 2007.  We continued to experience strong sales growth from our operations in Italy and China and favorable foreign currency exchange rates during the first quarter of 2008, compared to the prior year period. Sales at our Italian operation, on a local currency basis, were up 22.5% in the first quarter of 2008 compared to the first quarter of 2007, while sales at our Chinese operation, on a local currency basis, were up 60.6% during the same period.  During 2008, we continued to focus our efforts on the friction direct aftermarket that we service through the Velvetouch® and Hawk Performance® brand names.  Sales in this product category were $9.9 million in the first quarter of 2008 compared to $8.1 million in 2007, an increase of 22.2% primarily due to new customers and product introductions during the period.

Gross Profit.  Gross profit increased $3.4 million to $17.4 million during the first quarter of 2008, a 24.3% increase compared to gross profit of $14.0 million for the first quarter of 2007.  This increase was due to margin improvement from volume related absorption of fixed overhead, the strength of the Euro and Yuan, pricing actions and operating improvements at our facilities.  Our gross profit margin increased to 26.4% of our net sales in the first quarter of 2008, compared to 25.8% of our net sales in the first quarter of 2007.

Selling, Technical and Administrative Expenses.  Selling, technical and administrative (ST&A) expenses increased $1.1 million, or 12.8%, to $9.7 million in the first quarter of 2008, from $8.6 million during the first quarter of 2007. As a percentage of net sales, ST&A decreased to 14.6% in the first quarter of 2008 compared to 15.9% for the first quarter of 2007. The increase in ST&A expenses resulted primarily from an increase in salary and wages, employee benefit and incentive compensation expense during the first quarter of 2008, compared to the first quarter of 2007.  During the first quarter of 2008, we spent $0.3 million in legal expenses net of insurance reimbursement related to the previously disclosed Securities and Exchange Commission (SEC) and Department of Justice investigations compared to $0.5 million in the first quarter of 2007.  Additionally, we spent $1.3 million, or 2.0%, of our net sales on product research and development in the first quarter of 2008, compared to $1.1 million or 2.1%, of our net sales for the first quarter of 2007.

Income from Continuing Operations.  Income from continuing operations was $6.5 million in the first quarter of 2008, an increase of $3.0 million or 85.7%, compared to $3.5 million during the first quarter of 2007.  Income from operations as a percentage of net sales increased to 9.9% in the first quarter of 2008 from 6.5% in the same period of 2007.  The increase was primarily the result of increased sales and margin improvements.  The effect of foreign currency exchange rates accounted for 17.1% of our total income from continuing operations increase of 85.7% during the first quarter of 2008.

Interest Expense.  Interest expense decreased $0.6 million during the first quarter of 2008 to $2.0 million from $2.6 million in the first quarter of 2007 as a result of lower debt levels outstanding during the period.  Included as a component of Interest expense in our Consolidated Statements of Income is the amortization of deferred financing costs.  Amortization of deferred financing costs was $0.1 million in the first quarter of 2008 and 2007.

Interest Income.  We invested the net cash proceeds from the sale of our precision components segment in various interest bearing investments.  As a result of these investments, as well as investments made from additional cash generated from our operations, interest income was $0.7 million in both the first quarter of 2008 and 2007.  Effective interest rates on our investments have dropped by approximately 55.0% as of March 31, 2008, compared to rates available to us as of March 31, 2007.

Other (Expense) Income, Net.  We reported foreign exchange currency transaction income of $0.3 million during the first quarter of 2008 compared to $0.1 million in the first quarter of 2007.

Income Taxes.  We recorded a tax provision for our continuing operations of $2.7 million for the quarter ended March 31, 2008, compared to $1.5 million in the comparable period of 2007.  Our effective income tax rate of 41.0% in the first quarter of 2008 differs from the current federal U.S. statutory rate of 35.0%, primarily as a result of state and local income taxes, foreign withholding taxes on royalty income and the impact of non-deductible expenses on our U.S. taxes.  Our worldwide provision for income taxes is based on annual tax rates for the year applied to all of our sources of income.

Discontinued Operations, Net of Tax.  During the first quarter of 2008, we committed to a plan to divest our performance racing segment.  On February 2, 2007, we sold our precision components segment.  The activity of our discontinued segments and the gain on the sale of the precision components segment are reflected in the following summary of results of our discontinued operations for the first quarter of 2008 and 2007.  An analysis of discontinued operations is contained in Note 3 “Discontinued Operations” in the accompanying Consolidated Financial Statements of this Form 10-Q.

	Three Months Ended March 31
	2008	2007
	(dollars in millions)
Net sales	$3.9	$11.3
Loss from discontinued operations, before income taxes	$(1.1)	$(1.4)
Gain on sale of discontinued operations, before income taxes	-	15.0
Income tax (benefit) expense	(0.4)	2.8
(Loss) income from discontinued operations, after income taxes	$(0.7)	$10.8

Net Income.  As a result of the factors noted above, including the gain on the sale of the precision components segment of $15.0 million in the first quarter of 2007, we reported net income of $3.2 million in the first quarter of 2008, a decrease of $9.6 million compared to net income of $12.8 million during the first quarter of 2007.

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

Selected Measures of Liquidity and Capital Resources from Continuing Operations

	March 31
	2008	2007
	(dollars in millions)
Cash and cash equivalents	$70.9	$45.0
Marketable securities	$-	$45.2
Working capital (1)	$118.1	$133.0
Current ratio (2)	3.4 to 1.0	4.2 to 1.0
Net debt as a % of capitalization (3)	18.3%	25.9%
Average number of days sales in accounts receivable	78 days	69 days
Average number of days sales in inventory	76 days	80 days

(1)	Working capital is defined as current assets minus current liabilities.
(2)	Current ratio is defined as current assets divided by current liabilities.
(3)	Net debt is defined as long-term debt, including current portion, and short-term borrowings, less cash and marketable securities. Capitalization is defined as net debt plus shareholders’ equity.

 As of March 31, 2008, we reported $57.3 million of investments in Cash and cash equivalents in our Consolidated Balance Sheet.  Our investments generally have a maturity of six months or less at the date of purchase.  The longest maturity date for marketable securities held by us as of March 31, 2008, is June 25, 2008.  The overall decrease in cash, cash equivalents and marketable securities of $19.3 million between these periods is primarily due to the redemption of $22.9 million of senior notes in the third quarter of 2007.

As part of our working capital management program, we review working capital measures on a continuous basis.  The $14.9 million decrease in our net working capital from March 31, 2007, resulted primarily from the redemption of $22.9 million of our senior notes in the third quarter of 2007, which reduced our overall cash position period over period.  In addition, we reported increases in accounts receivable of $10.2 million and inventory of $2.1 million related to sales volume, offset by an increase in accounts payable levels of $7.1 million to meet first quarter 2008 customer demands.  Our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover, respectively.  The number of days sales outstanding in accounts receivable at March 31, 2008, was 78 days compared to 69 days at March 31, 2007.  The increase is mainly attributable to an increase of $11.6 million in sales volumes during the first quarter of 2008, compared to the first quarter of 2007.  A significant portion of the increase in days sales outstanding is attributable to our Italian facility, which extends longer terms to its customers, as is customary in the European market.  We have not experienced any significant change in the collectibality of accounts receivable.  Average inventory days decreased to 76 days at March 31, 2008, as compared to 80 days at March 31, 2007 as a result of our lean manufacturing initiatives.

Contractual Obligations and Other Commercial Commitments

There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2007.  The table excludes our liability for unrecognized tax benefits, which totaled $1.8 million as of March 31, 2008, and $1.3 million as of March 31, 2007, since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

Debt

The following table summarizes the components of our indebtedness:

	March 31	December 31
	2008	2007
	(dollars in millions)
Senior notes	$87.1	$87.1
Bank facility	-	-
Other	-	0.1
Total debt	$87.1	$87.2

At March 31, 2008, there were no amounts borrowed under our bank facility and $0.8 million of letters of credit outstanding under our $5.0 million letter of credit sub-facility.  At March 31, 2008, we had $19.8 million available to borrow under our $30.0 million bank facility based on our eligible collateral less the letters of credit outstanding.

We have entered into a short-term, variable-rate, debt agreement of up to $3.6 million (2.3 million Euro) with a local Italian financial institution at our facility in Italy.  There were no borrowings under this credit facility at March 31, 2008.

As of March 31, 2008, we were in compliance with the provisions of all of our debt instruments.

Cash Flow

The following table summarizes the major components of cash flow:

	Three Months Ended March 31
	2008	2007
	(dollars in millions)
Cash (used in) provided by operating activities of continuing operations	$(7.4)	$1.3
Cash (used in) provided by investing activities of continuing operations	$(2.4)	$45.8
Cash used in financing activities of continuing operations	$(0.3)	$(0.1)
Effect of exchange rates on cash	$0.4	$-
Cash provided by (used in) discontinued operations	$0.6	$(8.2)
Net (decrease) increase in cash and cash equivalents	$(9.1)	$38.8

Cash used by our operating activities from continuing operations was $7.4 million for the three month period ended March 31, 2008, compared to cash provided by operations of $1.3 million for the same period in 2007.  Changes in the primary components of our working capital, including a use of cash by accounts receivable of $9.2 million and $3.0 million, respectively, offset by an invlow of cash from inventory of $1.7 million, contributed to the overall use of operating cash during the 2008 period.

Our investing activities from continuing operations used $2.4 million for the period ended March 31, 2008, compared to cash provided by investing activities of $45.8 million for the period ended March 31, 2007.  We used $3.4 million and $2.5 million for the purchase of property, plant and equipment in the period ended March 31, 2008 and 2007, respectively.  We received cash proceeds from the sale of our precision components segment of $93.4 million during the period ended March 31, 2007.  Additionally, during the three months ended March 31, 2007, we invested $45.0 million in held to maturity securities.

Cash used in financing activities was $0.3 million for the period ended March 31, 2008, compared to $0.1 million for the period ended March 31, 2007.  We had no outstanding borrowings under our bank facility at March 31, 2008 or 2007.

We believe that cash, cash equivalents, marketable securities, cash flow from operating activities and borrowing availability under our bank facility will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures.  The following discussion about our market risk disclosures involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements.  We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.  In seeking to minimize the risks and costs associated with market risk, we manage our exposures to interest rates and foreign currency exchange rates through our regular operating and financial activities and through foreign currency hedge contracts.  We had no foreign currency hedge contracts outstanding as of March 31, 2008.  We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity.  At March 31, 2008, none of our total outstanding debt bore interest at a variable rate.  Typically, our primary interest rate risk exposure results from floating rate debt.  Our cash is primarily invested in bank deposits, money market funds and other marketable debt securities.  Our investments in money market funds and marketable securities are subject to interest rate risk and our financial condition and results operations could be affected due to movements in interest rates.  Due to the short-term nature of these investments, a 1% change in market interest rates would have an impact of approximately $0.7 million on an annual basis as of March 31, 2008.

Inflation Risk.  We manage our inflation risks by ongoing review of product selling prices and production costs.  The impact of inflation has not been significant to date because of the relatively low rates of inflation experienced by us during the last few years.  In recent months, we have faced inflationary and other pricing pressures with respect to steel, copper and fuel, which have been partially mitigated by pricing adjustments to our customers, though we do usually experience delays between our cost increases and sales price increases.  The ability to pass on these expected price increases to our customers is dependent on market conditions.  Inflation or other pricing pressures could impact any or all of these components, with a possible adverse effect on our profitability, especially where increases in these raw material costs exceed price increases on products we are able to pass on to our customers.

Foreign Currency Exchange Risk.  The majority of our receipts and expenditures are contracted in U.S. dollars, and we do not consider the market risk exposure relating to currency exchange to be material at this time. We have operations outside the United States with foreign currency denominated assets and liabilities, primarily denominated in Euros, Canadian dollars, and Chinese Yuan. Because we have foreign currency denominated assets and liabilities, financial exposure may result, primarily from the timing of transactions and the movement of exchange rates. We do not expect that our unhedged foreign currency balance sheet exposure as of March 31, 2008, will result in a significant impact on our earnings or cash flows. We also monitor exposure to transactions denominated in currencies other than the functional currency of each country in which Hawk operates and have periodically entered into forward contracts to mitigate that exposure.  As of March 31, 2008, we have no derivative instruments outstanding.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of March 31, 2008, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting in the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4(T).  CONTROLS AND PROCEDURES

Not Applicable

PART II

ITEM 1. LEGAL PROCEEDINGS

Except as previously disclosed in our Form 10-K filed with the SEC on March 17, 2008, we are involved in lawsuits that have arisen in the ordinary course of our business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made.  In our opinion, the outcome of these legal actions will not have a material adverse effect on our financial condition, cash flows or results of operations, except as described above.

ITEM 1A.  RISK FACTORS

We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 31, 2007, filed on Form 10-K on March 17, 2008, with the SEC with the exception of risk factors related to the commitment to divest our performance racing segment.

We may not consummate the sale of our performance racing segment.

On March 31, 2008, our board of directors authorized the sale of our performance racing segment.  We can provide no assurances that a transaction will take place or if a transaction occurs, when it will occur or whether it will be on terms favorable to us.  Any transaction will be subject to final approval by our Board of Directors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Hawk during the three months ended March 31, 2008, of equity securities registered by Hawk under the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)

1/1/08 to 3/31/08	15,665	$17.74	308,530	$.03 million

(1)
On March 5, 2007, we announced that our board of directors authorized the repurchase of an aggregate of $4.0 million of our shares of Class A common stock in the open market, through privately negotiated transactions or otherwise in accordance with securities laws and regulations (the Plan).

(2)
The approximate value of shares that may be repurchased pursuant to the Plan is $4.0 million.  The Plan will expire when the aggregate repurchase price limit is met, unless terminated earlier by our board of directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of 2008.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)	Exhibits:

31.1*	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________
* Filed or Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2008                                                                                      HAWK CORPORATION

By: /s/ RONALD E. WEINBERG
Ronald E. Weinberg
Chairman of the Board and Chief Executive Officer

By: /s/ JOSEPH J. LEVANDUSKI
Joseph J. Levanduski
Vice President & Chief Financial Officer