Form 10-Q
period 2008-06-30
HAWK CORP
filed 2008-08-07
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Commission File Number 001-13797

HAWK CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	34-1608156
(State of incorporation)	(I.R.S. Employer Identification No.)

200 Public Square, Suite 1500, Cleveland, Ohio 44114
(Address of principal executive offices) (Zip Code)

(216) 861-3553
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one): Large Accelerated Filer ☐    Accelerated Filer ☑   Non-accelerated Filer ☐ Small Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of July 31, 2008, the Registrant had the following number of shares of common stock outstanding:

Class A Common Stock, $0.01 par value:	8,972,596
Class B Common Stock, $0.01 par value:	None (0)

As used in this Form 10-Q, the terms “Company,” “Hawk,” “Registrant,” “we,” “us,” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.  Except as otherwise stated, the information contained in this Form 10-Q is as of June 30, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
HAWK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	June 30	December 31
	2008	2007
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$76,342	$79,972
Marketable securities	990	1,019
Accounts receivable, less allowance of $966 in 2008 and $847 in 2007	55,008	37,486
Inventories:
Raw materials	10,034	9,830
Work-in-process	18,043	15,882
Finished products	10,595	11,007
Total inventories	38,672	36,719
Deferred income taxes	1,000	1,355
Other current assets	3,941	4,766
Current assets of discontinued operations	2,886	5,509
Total current assets	178,839	166,826

Property, plant and equipment:
Land and improvements	1,240	1,186
Buildings and improvements	15,942	15,459
Machinery and equipment	92,373	86,977
Furniture and fixtures	8,505	8,203
Construction in progress	4,553	2,524
	122,613	114,349
Less accumulated depreciation	78,958	74,774
Total property, plant and equipment	43,655	39,575

Other assets:
Finite-lived intangible assets	6,845	7,157
Deferred income taxes	-	685
Other	5,243	4,491
Long-term assets of discontinued operations	-	1,170
Total other assets	12,088	13,503
Total assets	$234,582	$219,904

HAWK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	June 30	December 31
	2008	2007
	(Unaudited)	(Note 1)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$32,702	$30,325
Accrued compensation	10,161	8,675
Accrued interest	3,816	3,816
Accrued taxes	3,097	1,762
Other accrued expenses	6,415	7,181
Current portion of long-term debt	15	59
Current liabilities of discontinued operations	647	1,740
Total current liabilities	56,853	53,558

Long-term liabilities:
Long-term debt	87,090	87,090
Deferred income taxes	473	922
Pension liabilities	675	679
Other accrued expenses	11,390	10,331
Total long-term liabilities	99,628	99,022

Shareholders' equity
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; 8,972,596 and 8,966,969 outstanding in 2008 and 2007, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Additional paid-in capital	53,314	53,068
Retained earnings	23,180	15,092
Accumulated other comprehensive income	4,556	2,041
Treasury stock, at cost, 215,154 and 220,781 shares in 2008 and 2007, respectively	(3,042)	(2,970)
Total shareholders' equity	78,101	67,324
Total liabilities and shareholders' equity	$234,582	$219,904

Note 1: The consolidated balance sheet at December 31, 2007, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  See notes to consolidated financial statements (unaudited).

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net sales	$71,801	$55,342	$137,580	$109,517
Cost of sales	50,702	41,869	99,070	82,047
Gross profit	21,099	13,473	38,510	27,470

Operating expenses:
Selling, technical and administrative expenses	10,403	8,009	20,094	16,629
Amortization of finite-lived intangible assets	138	182	312	363
Total operating expenses	10,541	8,191	20,406	16,992
Income from operations	10,558	5,282	18,104	10,478

Interest expense	(2,013)	(2,551)	(4,028)	(5,111)
Interest income	525	1,100	1,191	1,841
Other income (expense), net	63	(44)	354	66
Income from continuing operations, before income taxes	9,133	3,787	15,621	7,274

Income tax provision	2,953	1,889	5,616	3,431

Income from continuing operations, after income taxes	6,180	1,898	10,005	3,843
(Loss) income from discontinued operations, net of tax (benefit) expense of ($545) and ($909) for the three and six months ended June 30, 2008 respectively, and ($573) and $2,247 for the three and six months ended June 30, 2007	(1,168)	219	(1,842)	11,060

Net income	$5,012	$2,117	$8,163	$14,903

Earnings per share:
Basic earnings per share:
Income from continuing operations, after income taxes	$0.69	$0.21	$1.11	$0.42
Discontinued operations, after income taxes	(0.13)	0.02	(0.21)	1.23
Net earnings per basic share	$0.56	$0.23	$0.90	$1.65

Diluted earnings per share:
Income from continuing operations, after income taxes	$0.66	$0.20	$1.06	$0.40
Discontinued operations, after income taxes	(0.13)	0.02	(0.20)	1.18
Net earnings per diluted share	$0.53	$0.22	$0.86	$1.58

Average shares outstanding - basic	8,954	8,999	8,957	9,004

Average shares and equivalents outstanding - diluted	9,345	9,374	9,352	9,374

See notes to consolidated financial statements (unaudited).

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended June 30
	2008	2007
Cash flows from operating activities
Net income	$8,163	$14,903
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	586	694
Loss (gain) on sale of discontinued operations, net of tax	1,256	(11,754)
Depreciation and amortization	3,808	4,043
Deferred income taxes	544	2,748
Amortization of discount on held to maturity securities	-	(775)
Loss on sale or disposal of fixed assets	97	47
Stock option expense	256	171
Changes in operating assets and liabilites:
Accounts receivable	(15,564)	(6,023)
Inventories	(1,077)	2,655
Other assets	(29)	719
Accounts payable	531	(705)
Accrued expenses	1,881	379
Other liabilities and other	733	752
Net cash provided by operating activities of continuing operations	1,185	7,854
Net cash provided by (used in) operating activities of discontinued operations	638	(6,661)

Cash flows from investing activities
Proceeds from sale of discontinued operations	250	93,354
Purchases of held to maturity securities	-	(44,991)
Purchases of available for sale securities	(996)	(932)
Proceeds from available for sale securities	996	-
Purchases of property, plant and equipment	(5,973)	(4,273)
Proceeds from sale of property, plant and equipment	5	-
Net cash (used in) provided by investing activities of continuing operations	(5,718)	43,158
Net cash used in investing activities of discontinued operations	(30)	(1,345)

Cash flows from financing activities
Payments on short-term debt	-	(980)
Proceeds from long-term debt	-	10,964
Payments on long-term debt	(47)	(11,027)
Proceeds from stock options and issuance of treasury stock as compensation, net	225	799
Stock repurchase	(305)	(2,157)
Payments of preferred stock dividends	(75)	(75)
Net cash used in financing activities of continuing operations	(202)	(2,476)
Net cash used in financing activities of discontinued operations	-	(14)
Effect of exchange rate changes on cash	497	72
Net cash (used in) provided by continuing operations	(4,238)	48,608
Net cash provided by (used in) discontinued operations	608	(8,020)
Net (decrease) increase in cash and cash equivalents	(3,630)	40,588
Cash and cash equivalents at beginning of period	79,972	6,163
Cash and cash equivalents at end of period	$76,342	$46,751

See notes to consolidated financial statements (unaudited).

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

June 30, 2008
(In Thousands, except share data)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (the Company or Hawk) for the year ended December 31, 2007.

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

Since the divestiture of the precision components segment in early 2007 and the discontinued operations classification of the performance racing segment in early 2008, the Company reports its operations within one segment.  The Company’s revenue is generated primarily in the U.S. and Italy.

2.  Recent Accounting Developments

In June 2008, the Financial Accounting Standard Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities.”  Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computed EPS.  The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards No. 69, “The Meaning of Present in Conformity With Generally Accepted Accounting Principles,” SFAS 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the approval by the Security and Exchange Commission (SEC) of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles,” and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

In April 2008, the FASB issued FSP SFAS No. 142-3 SFAS 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets (SFAS 142).” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161).   SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 is effective prospectively for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on our results of operations, financial condition, or liquidity.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (SFAS 141(R)).  SFAS 141(R) modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition, and pre-acquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset, and the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS 141(R) is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.  SFAS 141(R) may not be adopted early.

3.  Discontinued Operations

During the first quarter of 2008, the Company committed to a plan to sell its performance racing segment, with two operating facilities in the United States.  This segment, which engineers, manufactures and markets premium branded clutches, transmissions and driveline systems for the performance racing market, failed to achieve a certain level of profitability and, after completing an extensive analysis, the Company determined that a divestiture of this segment would allow the Company to concentrate on its remaining friction products segment.

The Company began reporting the performance racing segment as a discontinued operation for financial reporting purposes as of March 31, 2008, and for all periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  The sale of the Company’s performance racing facility in North Carolina closed on May 30, 2008, and the Company reported a loss on sale of $1,896 ($1,256, net of tax).  This loss is reported in (Loss) income from discontinued operations, net of tax in the Consolidated Statement of Income for the six month period ended June 30, 2008.

As previously reported in the Company’s Form 10-Q for the three months ended March 31, 2007, the sale of the Company’s precision components segment closed in the first quarter of 2007, and the Company reported a gain on sale of the precision components segment of $15,023 ($11,754, net of tax).  This gain is reported in (Loss) income from discontinued operations, net of tax in the Consolidated Statement of Income for the six month period ended June 30, 2007.  There are no remaining assets or liabilities of the precision components segment classified as discontinued operations recorded in the Consolidated Balance Sheet for any period presented in this Form 10-Q.

Basic earnings per share from discontinued operations, after income taxes for the six months ended June 30, 2008, is comprised of a loss of $0.14 per share related to the aforementioned loss on sale of the performance racing facility and a $0.07 loss per share related to the activities of discontinued operations for the period.  Basic earnings per share from discontinued operations, after income taxes for the six months ended June 30, 2007, is comprised of $1.31 gain per share related to the aforementioned gain on sale of the precision components segment and a loss of $0.08 per share related to the activities of discontinued operations for the period.  Diluted earnings per share from discontinued operations, after income taxes for the six months ended June 30, 2008, is comprised of a loss of $0.13 per share related to the aforementioned loss on sale of the performance racing facility, and a $0.07 loss per share from the activities of discontinued operations for the period.  Diluted earnings per share from discontinued operations, after income taxes for the six months ended June 30, 2007, is comprised of $1.25 gain per share related to the aforementioned gain on sale of the precision components segment and a loss of $0.07 per share related to the activities of discontinued operations for the period.

Operating results from discontinued operations are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net sales	$1,872	$3,598	$5,767	$14,867

Loss from discontinued operations, before income taxes	$(567)	$(354)	$(855)	$(1,716)
(Loss) gain on sale of discontinued operations, before income taxes	(1,146)	-	(1,896)	15,023
Income tax (benefit) expense	(545)	(573)	(909)	2,247
(Loss) income from discontinued operations, after income taxes	$(1,168)	$219	$(1,842)	$11,060

The assets and liabilities of the performance racing segment, which have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, consist of the following at June 30, 2008 and December 31, 2007:

	June 30	December 31
	2008	2007
Cash	$2	$23
Accounts receivable	474	1,105
Inventory	1,602	4,331
Other current assets	68	50
Property, plant and equipment	740	-
Total current assets of discontinued operations	$2,886	$5,509
Property, plant and equipment	-	1,170
Total assets of discontinued operations	$2,886	$6,679

Accounts payable	$375	$1,124
Other accrued expenses	272	616
Total liabilities of discontinued operations	$647	$1,740

4.  Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS 157).  In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.  SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosure about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the liability in an orderly transaction between market participants on the measurement date.  Valuation techniques under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

The adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations or financial position.

As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets included the Company’s cash investments and certain other investments, including those associated with the Company’s nonqualified deferred compensation plan.  In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of June 30, 2008.

	Total	Level 1	Level 2	Level 3
Money market funds	$16,362	$16,362	$-	$-
Commercial paper	51,850	-	51,850	-
Other trading	1,029	1,029	-	-
Total	$69,241	$17,391	$51,850	$-

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  SFAS 159 permits entities to choose to measure many financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The Company adopted SFAS 159 effective January 1, 2008.  Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on the Company’s consolidated results of operations or financial position.

5.  Investments

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are reported at amortized cost with dividends, interest income and the amortization of any discount or premium reported in Interest income in the Consolidated Statements of Income.  Available-for-sale securities are reported at fair value with unrealized holding gains and losses, net of tax, included in Accumulated other comprehensive income in the Consolidated Balance Sheets.  The amortized cost of debt securities in this category is adjusted for the amortization of any discount or premium to maturity computed under the effective interest method.  Dividend and interest income, including the amortization of any discount or premium, as well as realized gains or losses, are included in Interest income in the Consolidated Statements of Income.  Both the cost of any security sold and the amount reclassified out of Accumulated other comprehensive income into earnings is based on the specific identification method.

All marketable securities on the Company’s Consolidated Balance Sheet as of June 30, 2008 are available-for-sale securities.  Cash and cash equivalents on the Company’s Consolidated Balance Sheet as of June 30, 2008 includes $51,850 of available-for-sale securities with maturities of less than three months.  The net decrease in cash and cash equivalents reported in the Consolidated Statement of Cash Flows for the six months ended June 30, 2008 includes the net cash inflow from purchases and maturities of available-for-sale securities of $783.

The following is a summary of the Company's available-for-sale securities as of June 30, 2008, by contractual maturity dates:

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Other debt securities - due in one year or less	$52,868	$96	$4	$52,840

As of June 30, 2008 and December 31, 2007, unrealized gains on available-for-sale securities, net of tax, of $59 and $65, respectively, are included in Accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

Other long-term assets as of June 30, 2008 and 2007 include $1,029 and $114, respectively, of trading securities recorded at fair value.  The Company reported realized and unrealized losses totaling $7 for the three months ended June 30, 2008 and realized and unrealized gains totaling $4 for the six months ended June 30, 2008, which is included in Other income (expense), net on the Company’s Consolidated Statements of Income.  The Company did not report any realized or unrealized gains (losses) on its trading securities for the three and six month periods ended June 30, 2007.

6.  Intangible Assets

The components of finite-lived intangible assets are as follows:

	June 30, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Product certifications	$20,820	$13,975	$6,845	$20,820	$13,663	$7,157
Other intangible assets	2,575	2,575	-	2,575	2,575	-
	$23,395	$16,550	$6,845	$23,395	$16,238	$7,157

        Product certifications were acquired and valued based on the acquired company’s position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

The Company estimates that amortization expense for finite-lived intangible assets for the full year 2008 will be $590 and $553 in each of the next five fiscal years 2009 through 2013.  The weighted average amortization period for product certifications is 32 years.

7.  Comprehensive Income

Comprehensive income is as follows:
	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net income	$5,012	$2,117	$8,163	$14,903
Amortization of prior service cost, net loss and transition obligation	127	150	250	300
Unrealized loss on available for sale securities	(12)	-	(6)	-
Foreign currency translation income	109	462	2,271	796
Comprehensive income	$5,236	$2,729	$10,678	$15,999

8.  Stock Compensation Plan

The Company uses the modified prospective transition method provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), for its stock option accounting.  The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption (January 1, 2006) as well as for existing awards for which the requisite service has not been rendered as of the date of adoption.  The Company’s 2000 Long Term Incentive Plan which was amended and approved at the Company’s annual meeting of stockholders on June 4, 2008, provides for the granting of up to 1,315,000 shares of common stock of the Company.  The Company’s 2000 Long Term Incentive Plan had 583,483 shares available for grant as of June 30, 2008.  Options generally vest over a five year period after the grant date and expire no more than ten years after the grant date.

The Company recognized $142 and $256 of compensation expense for the three and six month period ended June 30, 2008, respectively.  Net cash proceeds from the exercise of stock options were $174 and $178 and the intrinsic value of stock options exercised was $164 and $175 for the three and six months ended June 30, 2008, respectively.  As of June 30, 2008, there was $1,697 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements under the Company’s stock compensation plans.  The remaining cost is expected to be recognized over the next 2.8 years.

Stock-based option activity during the six months ended June 30, 2008, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2008	657,181	$6.26
Granted	105,000	18.24
Exercised	(19,972)	8.89
Forfeited or expired	(10,000)	17.00
Options outstanding at June 30, 2008	732,209	$7.76	5.4 yrs.	$7,935

Exercisable at June 30, 2008	503,009	$4.87	3.8 yrs.	$6,904

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $18.60 closing price of shares of common stock of the Company on June 30, 2008, over the exercise price of the stock option, multiplied by the number of options outstanding and exercisable.  Under SFAS 123(R), the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's shares of common stock.

9.  Employee Benefits

A summary of the components of net periodic benefit cost of the Company’s defined benefit pension plans for the periods presented in the Consolidated Statements of Income is as follows:
	Three Months Ended		Six Months Ended
	June 30		June 30
Components of net periodic pension cost:	2008	2007	2008	2007
Service cost	$57	$47	$114	$92
Interest cost	438	432	876	851
Expected return on plan assets	(571)	(526)	(1,140)	(1,041)
Amortization of prior service cost	60	60	120	120
Amortization of net loss	67	113	130	200
Net periodic pension cost of defined benefit plans	$51	$126	$100	$222

The Company continues to expect to contribute $1,267 on a cash basis in 2008 to fund its defined benefit pension plans for the 2008 plan year based on the contribution expectation provided by its third party actuary.

10.  Income Taxes

The effective income tax rate from continuing operations for the six months ended June 30, 2008 was 36.0%, compared to 47.2% for the six months ended June 30, 2007.  The Company’s effective tax rate is higher than the U.S. statutory rate primarily due to state and local taxes, foreign withholding taxes on royalty income and the impact of non-deductible expenses for U.S. taxes.

In late December 2007, the Italian Parliament approved the Budget Law for 2008 effective January 1, 2008, which resulted in a decrease in the corporate income tax rate in Italy from 33.0% to 27.5% and an additional reduction in the regional rate from 4.25% to 3.90%.  The rate reduction was offset in part by changes which broadened the tax base.  The Company has evaluated the impact of the law change and has implemented these favorable changes for its Italian operations, which reduced the worldwide continuing operations effective rate in 2008.  Additionally, the law change provided for an election under which the Company would reverse the accelerated depreciation taken in prior years at a substantially lower rate.  The Company made this election in the quarter ended June 30, 2008.  The impact of this election was a one time decrease to the tax provision of $391.

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109 (FIN 48), on January 1, 2007.  As a result of the implementation of FIN 48, the Company was not required to recognize any change in the liability for unrecognized tax benefits.  The total amount of unrecognized tax benefits as of June 30, 2008, was $1,899 (including $720 of accrued interest and penalties), the recognition of which would have had an effect of $720 on the continuing operations effective tax rate.  There were no significant changes for unrecognized tax benefits in the six months ended June 30, 2008.  During 2007, the Company recorded $1,146 of unrecognized tax benefit, including interest and penalties of $629 relating to an audit in Mexico.  An additional $30 has been recorded for interest on the Mexican assessment in 2008.  The Company does not agree with the assessment and is continuing to vigorously contest this matter with the Mexican tax authorities.  The Company anticipates reaching a settlement on this matter within the next 12 months.  The assessment relates to a discontinued operation and therefore, will not impact the effective rate from continuing operations.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.  The years 2001 – 2007 are open years available for examination by tax authorities.

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

11.  Earnings Per Share

Basic and diluted earnings per share are computed as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007
Income from continuing operations, after income taxes	$6,180	$1,898	$10,005	$3,843
Less: Preferred stock dividends	38	38	75	75
Income from continuing operations, after income taxes available to common shareholders	$6,142	$1,860	$9,930	$3,768

Net income	$5,012	$2,117	$8,163	$14,903
Less: Preferred stock dividends	38	38	75	75
Net income available to common shareholders	$4,974	$2,079	$8,088	$14,828

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	8,954	8,999	8,957	9,004
Diluted:
Basic weighted average shares outstanding	8,954	8,999	8,957	9,004
Dilutive effect of stock options	391	375	395	370
Diluted weighted average shares outstanding	9,345	9,374	9,352	9,374

Earnings per share:
Basic earnings from continuing operations, after income taxes	$0.69	$0.21	$1.11	$0.42
Discontinued operations	(0.13)	0.02	(0.21)	1.23
Net earnings per basic share	$0.56	$0.23	$0.90	$1.65

Diluted earnings from continuing operations, after income taxes	$0.66	$0.20	$1.06	$0.40
Discontinued operations	(0.13)	0.02	(0.20)	1.18
Net earning per diluted share	$0.53	$0.22	$0.86	$1.58

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

The following supplemental consolidating condensed financial statements present:

•
Consolidating condensed balance sheets as of June 30, 2008 and December 31, 2007, consolidating condensed statements of income for the three and six months ended June 30, 2008 and 2007, and consolidating condensed statements of cash flows for the six months ended June 30, 2008 and 2007.

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

Supplemental Consolidating Condensed
Balance Sheet

	June 30, 2008
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$66,222	$64	$10,056	$-	$76,342
Marketable securities	-	-	990	-	990
Accounts receivable, net	-	18,158	36,850	-	55,008
Inventories, net	-	21,154	17,821	(303)	38,672
Deferred income taxes	1,000	-	-	-	1,000
Other current assets	1,750	495	1,696	-	3,941
Assets of discontinued operations	-	2,886	-	-	2,886
Total current assets	68,972	42,757	67,413	(303)	178,839
Investment in subsidiaries	39,421	-	-	(39,421)	-
Inter-company advances, net	-	15,984	(15,982)	(2)	-
Property, plant and equipment, net	-	29,235	14,420	-	43,655
Other assets:
Finite-lived intangible assets	-	6,845	-	-	6,845
Other	4,273	970	-	-	5,243
Total other assets	4,273	7,815	-	-	12,088
Total assets	$112,666	$95,791	$65,851	$(39,726)	$234,582
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$199	$14,129	$18,374	$-	$32,702
Accrued compensation	3,759	3,180	3,222	-	10,161
Accrued interest	3,816	-	-	-	3,816
Accrued taxes	(80)	80	3,174	(77)	3,097
Other accrued expenses	1,743	2,113	2,549	10	6,415
Current portion of long-term debt	-	-	15	-	15
Liabilities of discontinued operations	-	647	-	-	647
Total current liabilities	9,437	20,149	27,334	(67)	56,853
Long-term liabilities:
Long-term debt	87,090	-	-	-	87,090
Deferred income taxes	151	-	322	-	473
Other	1,947	5,862	4,256	-	12,065
Inter-company advances, net	(64,060)	58,155	6,143	(238)	-
Total long-term liabilities	25,128	64,017	10,721	(238)	99,628
Shareholders’ equity	78,101	11,625	27,796	(39,421)	78,101
Total liabilities and shareholders’ equity	$112,666	$95,791	$65,851	$(39,726)	$234,582

Supplemental Consolidating Condensed
Balance Sheet

	December 31, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$69,944	$42	$9,986	$-	$79,972
Marketable securities	-	-	1,019	-	1,019
Accounts receivable, net	-	11,867	25,619	-	37,486
Inventories, net	-	20,382	16,744	(407)	36,719
Deferred income taxes	983	372	-	-	1,355
Other current assets	1,828	1,180	1,758	-	4,766
Current assets of discontinued operations	-	5,509	-	-	5,509
Total current assets	72,755	39,352	55,126	(407)	166,826
Investment in subsidiaries	11,606	-	-	(11,606)	-
Inter-company advances, net	-	16,007	(16,007)	-	-
Property, plant and equipment, net	-	27,272	12,303	-	39,575
Other assets:
Finite-lived intangible assets	-	7,157	-	-	7,157
Other	4,184	992	-	-	5,176
Long-term assets of discontinued operations	-	1,170	-	-	1,170
Total other assets	4,184	9,319	-	-	13,503
Total assets	$88,545	$91,950	$51,422	$(12,013)	$219,904

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$(141)	$13,425	$17,041	$-	$30,325
Accrued compensation	2,532	3,430	2,713	-	8,675
Accrued interest	3,816	-	-	-	3,816
Accrued taxes	948	93	794	(73)	1,762
Other accrued expenses	1,647	3,107	2,415	12	7,181
Current portion of long-term debt	-	-	59	-	59
Liabilities of discontinued operations	-	1,740	-	-	1,740
Total current liabilities	8,802	21,795	23,022	(61)	53,558
Long-term liabilities:
Long-term debt	87,090	-	-	-	87,090
Deferred income taxes	-	-	922	-	922
Other	1,080	5,948	3,982	-	11,010
Inter-company advances, net	(75,751)	69,951	6,146	(346)	-
Total long-term liabilities	12,419	75,899	11,050	(346)	99,022
Shareholders’ equity	67,324	(5,744)	17,350	(11,606)	67,324
Total liabilities and shareholders’ equity	$88,545	$91,950	$51,422	$(12,013)	$219,904

Supplemental Consolidating Condensed
Statement of Income

	Three Months Ended June 30, 2008
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$38,729	$36,015	$(2,943)	$71,801
Cost of sales	-	26,281	27,364	(2,943)	50,702
Gross profit	-	12,448	8,651	-	21,099
Operating expenses:
Selling, technical and administrative expenses	-	8,186	2,217	-	10,403
Amortization of finite-lived intangible assets	-	138	-	-	138
Total operating expenses	-	8,324	2,217	-	10,541
Income from operations	-	4,124	6,434	-	10,558
Interest (expense) income, net	-	(1,600)	112	-	(1,488)
Income from equity investee	5,012	4,672	-	(9,684)	-
Other (expense) income, net	-	(4)	67	-	63
Income from continuing operations, before income taxes	5,012	7,192	6,613	(9,684)	9,133
Income tax provision	-	1,300	1,653	-	2,953
Income from continuing operations, after income taxes	5,012	5,892	4,960	(9,684)	6,180
Discontinued operations, net of tax	-	(880)	(288)	-	(1,168)
Net income	$5,012	$5,012	$4,672	$(9,684)	$5,012

Supplemental Consolidating Condensed
Statement of Income

	Three Months Ended June 30, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$34,669	$23,204	$(2,531)	$55,342
Cost of sales	-	25,798	18,602	(2,531)	41,869
Gross profit	-	8,871	4,602	-	13,473
Operating expenses:
Selling, technical and administrative expenses	-	6,329	1,680	-	8,009
Amortization of finite-lived intangible assets	-	182	-	-	182
Total operating expenses	-	6,511	1,680	-	8,191
Income from operations	-	2,360	2,922	-	5,282
Interest (expense) income, net	-	(1,479)	28	-	(1,451)
Income from equity investee	2,166	1,309	-	(3,475)	-
Other income (loss), net	-	40	(84)	-	(44)
Income from continuing operations, before income taxes	2,166	2,230	2,866	(3,475)	3,787
Income tax provision	-	533	1,356	-	1,889
Income from continuing operations, after income taxes	2,166	1,697	1,510	(3,475)	1,898
Discontinued operations, net of tax	(49)	469	(201)	-	219
Net income	$2,117	$2,166	$1,309	$(3,475)	$2,117

Supplemental Consolidating Condensed
Statement of Income

	Six Months Ended June 30, 2008
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$73,975	$69,223	$(5,618)	$137,580
Cost of sales	-	50,935	53,753	(5,618)	99,070
Gross profit	-	23,040	15,470	-	38,510
Operating expenses:
Selling, technical and administrative expenses	-	15,892	4,202	-	20,094
Amortization of finite-lived intangible assets	-	312	-	-	312
Total operating expenses	-	16,204	4,202	-	20,406
Income from operations	-	6,836	11,268	-	18,104
Interest (expense) income, net	-	(3,051)	214	-	(2,837)
Income from equity investee	8,163	8,222	-	(16,385)	-
Other (expense) income, net	-	(15)	369	-	354
Income from continuing operations, before income taxes	8,163	11,992	11,851	(16,385)	15,621
Income tax provision	-	2,324	3,292	-	5,616
Income from continuing operations, after income taxes	8,163	9,668	8,559	(16,385)	10,005
Discontinued operations, net of tax	-	(1,505)	(337)	-	(1,842)
Net income	$8,163	$8,163	$8,222	$(16,385)	$8,163

Supplemental Consolidating Condensed
Statement of Income

	Six Months Ended June 30, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$68,618	$46,092	$(5,193)	$109,517
Cost of sales	-	51,255	35,985	(5,193)	82,047
Gross profit	-	17,363	10,107	-	27,470
Operating expenses:
Selling, technical and administrative expenses	-	13,333	3,296	-	16,629
Amortization of finite-lived intangible assets	-	363	-	-	363
Total operating expenses	-	13,696	3,296	-	16,992
Income from operations	-	3,667	6,811	-	10,478
Interest (expense) income, net	-	(3,341)	71	-	(3,270)
Income from equity investee	4,297	3,876	-	(8,173)	-
Other income (expense), net	-	67	(1)	-	66
Income from continuing operations, before income taxes	4,297	4,269	6,881	(8,173)	7,274
Income tax provision	-	650	2,781	-	3,431
Income from continuing operations, after income taxes	4,297	3,619	4,100	(8,173)	3,843
Discontinued operations, net of tax	10,606	678	(224)	-	11,060
Net income	$14,903	$4,297	$3,876	$(8,173)	$14,903

Supplemental Consolidating Condensed
Cash Flows Statement

	Six Months Ended June 30, 2008
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(3,817)	$2,816	$2,186	$-	$1,185
Net cash provided by (used in) operating activities of discontinued operations	-	975	(337)	-	638
Cash flows from investing activities:
Proceeds from sale of discontinued operations	250	-	-	-	250
Purchases of available for sale securities	-	-	(996)	-	(996)
Proceeds from available for sale securities	-	-	996	-	996
Purchases of property, plant and equipment	-	(3,739)	(2,234)	-	(5,973)
Proceeds from sale of property, plant and equipment	-	-	5	-	5
Net cash provided by (used in) investing activities of continuing operations	250	(3,739)	(2,229)	-	(5,718)
Net cash used in investing activities of discontinued operations	-	(30)	-	-	(30)
Cash flows from financing activities:
Payments on long-term debt	-	-	(47)	-	(47)
Proceeds from stock options and issuance of treasury stock as compensation, net	225	-	-	-	225
Stock repurchase	(305)	-	-	-	(305)
Payments of preferred stock dividend	(75)	-	-	-	(75)
Net cash used in financing activities of continuing operations	(155)	-	(47)	-	(202)
Effect of exchange rate changes on cash	-	-	497	-	497
Net cash (used in) provided by continuing operations	(3,722)	(923)	407	-	(4,238)
Net cash provided by (used in) discontinued operations	-	945	(337)	-	608
Net (decrease) increase in cash and cash equivalents	(3,722)	22	70	-	(3,630)
Cash and cash equivalents at beginning of period	69,944	42	9,986	-	79,972
Cash and cash equivalents at end of period	$66,222	$64	$10,056	$-	$76,342

Supplemental Consolidating Condensed
Cash Flows Statement

	Six Months Ended June 30, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(5,629)	$9,615	$3,868	$-	$7,854
Net cash used in operating activities of discontinued operations	-	(6,193)	(468)	-	(6,661)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	93,354	-	-	-	93,354
Purchases of held to maturity securities	(44,991)	-	-	-	(44,991)
Purchases of available for sale securities			(932)		(932)
Purchases of property, plant and equipment	-	(2,054)	(2,219)	-	(4,273)
Net cash provided by (used in) investing activities of continuing operations	48,363	(2,054)	(3,151)	-	43,158
Net cash used in investing activities of discontinued operations	-	(1,345)	-	-	(1,345)
Cash flows from financing activities:
Payments on short-term debt	-	-	(980)	-	(980)
Proceeds from long-term debt	10,964	-	-	-	10,964
Payments on long-term debt	(10,964)	-	(63)	-	(11,027)
Stock options and issuance of treasury stock as compensation, net	799	-	-	-	799
Stock repurchase	(2,157)	-	-	-	(2,157)
Payments of preferred stock dividend	(75)	-	-	-	(75)
Net cash used in financing activities of continuing operations	(1,433)	-	(1,043)	-	(2,476)
Net cash used in financing activities of discontinued operations	-	(14)	-	-	(14)
Effect of exchange rate changes on cash	-	-	72	-	72
Net cash provided by (used in) continuing operations	41,301	7,561	(254)	-	48,608
Net cash used in discontinued operations	-	(7,552)	(468)	-	(8,020)
Net increase (decrease) in cash and cash equivalents	41,301	9	(722)	-	40,588
Cash and cash equivalents at beginning of period	500	41	5,622	-	6,163
Cash and cash equivalents at end of period	$41,801	$50	$4,900	$-	$46,751

ITEM 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

You should read this discussion in conjunction with the consolidated financial statements, notes and tables included in Part I, Item 1 of this Form 10-Q.  Statements that are not historical facts, including statements about our confidence in our prospects and strategies and our expectations about growth of existing markets and our ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties.  In addition to statements that are forward-looking by reason of context, the words “believe,” “expect,” “anticipate,” “intend,” “designed,” “goal,” “objective,” “optimistic,” “will” and other similar expressions identify forward-looking statements.  In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a guarantee of performance.  Although we believe that our plans, objectives, intentions and expectations reflected in our forward-looking statements are reasonable, we can give no assurance that our plans, objectives, intentions and expectations will be achieved.  Our forward-looking statements are made based on our current expectations and beliefs concerning future events and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control.  Future events could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements.

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

Recent Developments

During the first quarter of 2008, we made a strategic decision to focus management resources on the friction products business and committed to a plan to sell our performance racing segment. On May 30, 2008, we sold Tex Racing Enterprises, Inc.  We continue to negotiate with potential buyers for the sale of our remaining performance racing operation, Quarter Master Industries, Inc.  As a result of the decision to sell the performance racing segment, our unaudited consolidated financial statements, accompanying notes and other information provided in this Form 10-Q reflect the performance racing segment as a discontinued operation for all periods presented. After reclassifying the performance racing segment to discontinued operations, we have one remaining operating segment, our friction products segment.  We will retain our Hawk Performance® brake business, which is a component of our friction products segment.

General

Through our various subsidiaries, we operate in one reportable segment: friction products.  Our results of operations are affected by a variety of factors, including but not limited to, general economic conditions, manufacturing efficiency, customer demand for our products, competition, raw material pricing and availability, our ability to pass through to our customers increases in raw material prices, labor relations with our personnel and political conditions in the countries in which we operate. We sell a wide range of products that have a correspondingly wide range of gross margins.  Our consolidated gross margin is affected by product mix, selling prices, material and labor costs, as well as our ability to absorb overhead costs resulting from fluctuations in demand for our products.

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

•	the largest supplier of friction materials for the growing general aviation market, including numerous new and existing series of Cessna, Hawker, Lear and Pilatus aircraft, and

•	a leading domestic supplier of friction products for performance and specialty markets, such as motorcycles, race cars, performance automobiles, military vehicles, ATV’s and snowmobiles.

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

•
Marketable Securities.  As of June 30, 2008, we accounted for all of our marketable securities as available-for-sale.  We report our available-for-sale securities at fair value in our Consolidated Balance Sheet with unrealized holding gains and losses, net of tax, included in Accumulated other comprehensive income.  Dividend and interest income, including the amortization of any discount or premium, as well as realized gains or losses, are included in Interest income in our Consolidated Statements of Income.  We periodically evaluate our investments for other-than-temporary impairment.

•
Long-Lived Assets.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors.  Estimates of future undiscounted cash flows are highly subjective judgments based on our experience and knowledge of our operations.  These estimates can be significantly impacted by many factors including changes in global and local business and economic conditions, operating costs, inflation and competitive trends.  If our estimates or underlying assumptions change in the future, we may be required to record impairment charges.  In our continuing operations, we did not find it necessary to record any impairment charges to our tangible or indefinite lived intangible assets in the three or six months ended June 30, 2008 or 2007.

•
Pension Benefits.  We account for our defined benefit pension plans in accordance with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), an amendment of FASB Statements No. 87, 88, 106 and 132 which requires the recognition of the overfunded or underfunded status of a plan as an asset or liability in the statement of financial position and the recognition of changes in the funded status in the year in which the changes occur through Accumulated other comprehensive income.  Pension expense continues to be recognized in the financial statements on an actuarial basis.  The most significant elements in determining our net pension expense are the expected return on plan assets and appropriate discount rates.  We assumed that the expected weighted average long-term rate of return on plan assets would be 8.25% for 2008.  Based on our existing and forecasted asset allocation and related long-term investment performance results, we believe that our assumption of future returns is reasonable.  However, should the rate of return differ materially from our assumed rate, we could experience a material adverse effect on the funded status of our plans and our future pension expense.  The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years.  This calculation produces the expected return on plan assets that is included in net pension expense.  The difference between this expected return and the actual return on plan assets is recorded to Accumulated other comprehensive income.  Net periodic benefit cost was $0.1 million for the six months ended June 30, 2008 and $0.2 million for the six months ended June 30, 2007.

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

We adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, we were not required to recognize any change in the liability for unrecognized tax benefits.  The total amount of unrecognized tax benefits as of June 30, 2008, was $1.9 million (including $0.7 million of accrued interest and penalties), the recognition of which would have an effect of $0.7 million on our continuing operations effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  We recorded $6 of interest and penalties in continuing operations tax expense for the three months ended June 30, 2008.

SFAS No. 109, Accounting for Income Taxes (SFAS 109), provides certain guidelines to follow in making the determination of the need for a valuation allowance. We must demonstrate that taxable income is expected to be available for future periods sufficient to realize the benefits of temporary differences and carryforwards to avoid recording a valuation allowance against deferred tax assets.  We recorded a valuation allowance for our Canadian subsidiary for the year ended December 31, 2007.  We have determined that no additional valuation allowance was necessary as of June 30, 2008.

•
Foreign Currency Translation and Transactions.  We have foreign manufacturing operations in Italy, China and Canada. Revenue and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. As such, fluctuations in these operations' respective currencies may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign operations. As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the U.S. dollar, which may positively or negatively affect our results of operations attributed to these operations. For the six months ended June 30, 2008 and 2007, revenue from non-U.S. countries represented 45.4% and 47.9% of our consolidated revenue, respectively.  Other comprehensive income included translation gains of $0.1 million and $2.3 million for the three and six months ended June 30, 2008, respectively.  Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions.  Sales or purchases in foreign currencies, other than the subsidiary’s local currency, are exchanged at the date of the transaction.  The effect of transaction gains or losses is included in Other income (expense), net in our Consolidated Statements of Income.  We reported foreign currency transaction gains of $0.1 million and $0.4 million for the three and six months ended June 30, 2008, respectively.  Foreign currency transaction gains or losses were not material to the results of operations for the three and six months ended June 30, 2007, respectively.

•	Recent Accounting Developments

•
In June 2008, the Financial Accounting Standard Board (FASB) issued FSAB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities.”  Under the FSP, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computed EPS.  The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on our results of operations, financial condition or liquidity.

•
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles SFAS 162).” The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards No. 69, “The Meaning of Present in Conformity With Generally Accepted Accounting Principles,” SFAS 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles,” and is not expected to have any impact on our results of operations, financial condition or liquidity.

•
In April 2008, the FASB issued FSP SFAS No. 142-3 SFAS 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets (SFAS 142).” The FSP requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, “Business Combinations.” The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The FSP is not expected to have a significant impact on our results of operations, financial condition or liquidity.

•
In March 2008, the FASB issued SFAS No. 161.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 is effective prospectively for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 161 will have a material impact on our results of operations, financial condition, or liquidity.

•
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations,  (SFAS 141(R)).  SFAS 141(R) modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and pre-acquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting.  SFAS 141(R) is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.  SFAS 141(R) may not be adopted early.

Second Quarter of 2008 Compared to the Second Quarter of 2007

In the first quarter of 2008 we committed to selling our performance racing segment.  We sold Tex Racing Enterprises, Inc. in May 2008 as part of that commitment.  As a result, we have classified the performance racing segment as a discontinued operation in our financial results.  With the sale in January 2007,  of our precision components segment and its prior classification as discontinued operations, our continuing operations is organized into one strategic segment, friction products.

The following table summarizes our results of operations for the three and six month periods ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
	(dollars in millions)
Net sales	$71.8	$55.3	$137.6	$109.5

Gross profit	$21.1	$13.5	$38.5	$27.5

Selling, technical and administrative expenses	$10.4	$8.0	$20.1	$16.6

Income from operations	$10.6	$5.3	$18.1	$10.5

Interest expense	$(2.0)	$(2.6)	$(4.0)	$(5.1)

Interest income	$0.5	$1.1	$1.2	$1.8

Other income (expense), net	$0.1	$-	$0.4	$0.1

Income taxes	$3.0	$1.9	$5.6	$3.4

Income from continuing operations, after income taxes	$6.2	$1.9	$10.0	$3.8

Discontinued operations, net of tax	$(1.2)	$0.2	$(1.8)	$11.1

Net income	$5.0	$2.1	$8.2	$14.9

The following charts show our net sales by market segment and geographic location of our manufacturing facilities for the six months ended June 30, 2008:

Six Months Ended June 30, 2008 Sales by Market

Six Months Ended June 30, 2008 Sales by Geographic Location of our Manufacturing Facilities

Net Sales.  Our net sales for the second quarter of 2008 were $71.8 million, an increase of $16.5 million or 29.8% from the same period in 2007.  We experienced sales increases primarily as a result of strong economic conditions in all of our end markets, pricing actions, new product introductions and favorable foreign currency exchange rates during the period.  Net sales from our foreign facilities represented 45.4% of our total net sales in 2008 compared to 47.9% for the comparable period of 2007.  The effect of foreign currency exchange rates accounted for 7.8% of our total net sales increase of 29.8% during the second quarter of 2008.  Our sales to the construction and mining market, our largest, were up 39.7% in the second quarter of 2008, compared to the second quarter of 2007, as a result of strong global market conditions.  Sales in the agriculture sector were up 32.7% in the second quarter of 2008, compared to the second quarter of 2007, as a result of strong market conditions in North and South America as well as Europe.  Our aircraft and defense businesses were up 13.7% in the second quarter of 2008, compared to the second quarter of 2007, as demand remained strong in both product lines.  Sales to our heavy truck market increased 36.4% during the second quarter of 2008, compared to the second quarter of 2007 as the impact of the 2007 emission standards change negatively impacted our second quarter 2007 sales.  In addition, we continued to experience strong sales growth from our operations in Italy and China and favorable foreign currency exchange rates during the second quarter of 2008, compared to the prior year period. Sales at our Italian operation, on a local currency basis, were up 32.5% in the second quarter of 2008, compared to the second quarter of 2007, and sales at our Chinese operation, on a local currency basis, were up 82.1% during the same period.  During 2008, we continued to focus our efforts on the friction direct aftermarket that we service through the Velvetouch® and Hawk Performance® brand names.  Sales in this product category were $8.9 million in the second quarter of 2008, compared to $6.7 million in 2007, an increase of 32.8% primarily due to strong markets, new customers and product introductions during the period.

Gross Profit.  Gross profit increased $7.6 million to $21.1 million during the second quarter of 2008, a 56.3% increase compared to gross profit of $13.5 million for the second quarter of 2007.  This increase was due to margin improvement from volume related absorption of fixed overhead, the strength of the Euro and Yuan, pricing actions and operating improvements at our facilities.  Our gross profit margin increased to 29.4% of our net sales in the second quarter of 2008, compared to 24.4% of our net sales in the second quarter of 2007.  The increase in our gross margin was partially offset by the beginning effects of raw material price increases being passed on by our vendors.  As previously disclosed, we are initiating price increases to our customers to offset the impact of these increases.

Selling, Technical and Administrative Expenses.  Selling, technical and administrative (ST&A) expenses increased $2.4 million, or 30.0%, to $10.4 million in the second quarter of 2008 from $8.0 million during the second quarter of 2007.  As a percentage of net sales, ST&A was 14.5% in both the second quarter of 2008 and 2007. The increase in ST&A expenses resulted primarily from an increase in incentive compensation, salary and wages, and employee benefit expense during the quarter, compared to last year.  During the second quarter of 2008, we spent $0.2 million in legal expenses net of insurance reimbursement related to the previously disclosed SEC and DOJ investigations compared to $0.4 million in the second quarter of 2007.  Additionally, we spent $1.3 million, or 1.8%, of our net sales on product research and development in the second quarter of 2008, compared to $1.1 million or 2.0%, of our net sales for the second quarter of 2007.

Income from Operations.  Income from operations was $10.6 million in the second quarter of 2008, an increase of $5.3 million or 100.0%, compared to $5.3 million during the second quarter of 2007.  Income from operations as a percentage of net sales increased to 14.8% in the second quarter of 2008 from 9.6% in the same period of 2007.  The increase was primarily the result of increased sales and margin improvements.  The effect of foreign currency exchange rates accounted for 16.1% of our increase.

Interest Expense.  Interest expense decreased $0.6 million during the second quarter of 2008 to $2.0 million from $2.6 million in the second quarter of 2007, as a result of lower debt levels outstanding during the period.  Included as a component of Interest expense in our Consolidated Statements of Income is the amortization of deferred financing costs.  Amortization of deferred financing costs was $0.1 million in both the second quarter of 2008 and 2007.

Interest Income.   We invested our excess cash in various interest bearing investments.  As a result of these investments,  interest income was $0.5 million in the second quarter of 2008 compared to $1.1 million during the second quarter of 2007.  Effective interest rates on our investments have dropped by approximately 57.5% as of June 30, 2008, compared to rates available to us as of June 30, 2007.

Other Income (Expense),Net.  We reported foreign exchange currency transaction income of $0.1 million during the second quarter of 2008 compared to $0.1 million in the first quarter of 2007.

Income Taxes.  We recorded a tax provision for our continuing operations of $3.0 million for the quarter ended June 30, 2008, compared to $1.9 million in the comparable period of 2007.  Our effective income tax rate of 32.3% in the second quarter of 2008 differs from the current federal U.S. statutory rate of 35.0%, primarily as a result of a favorable one-time adjustment recorded at a foreign subsidiary related to a tax law change in the country in which the subsidiary operates.  Without the adjustment, our tax rate in the second quarter of 2008 would have been 36.6%.  Our worldwide provision for income taxes is based on annual tax rates for the year applied to all of our sources of income.

Discontinued Operations, Net of Tax.  During the first quarter of 2008, we committed to a plan to divest our performance racing segment.  In May 2008, we sold Tex Racing Enterprises, Inc. and reported a loss on the sale of $1.1 million in the second quarter of 2008.  Additionally, during the first quarter of 2007 we sold our precision components segment.  The operating activity of the performance racing and precision components segments are reflected in the following summary of results of our discontinued operations for the three months ended June 30, 2008 and 2007.  An analysis of discontinued operations is contained in Note 3 “Discontinued Operations” in the accompanying Consolidated Financial Statements of this Form 10-Q.

	Three Months Ended June 30
	2008	2007
	(dollars in millions)
Net sales	$1.9	$3.6
Loss from discontinued operations, before income taxes	$(0.6)	$(0.4)
(Loss) gain on sale of discontinued operations, before income taxes	(1.1)	-
Income tax (benefit) expense	(0.5)	(0.6)
(Loss) income from discontinued operations, after income taxes	$(1.2)	$0.2

Net Income.  As a result of the factors noted above, we reported net income of $5.0 million in the second quarter of 2008, an increase of $2.9 million, compared to net income of $2.1 million during the second quarter of 2007.

First Six Months of 2008 Compared to First Six Months of 2007

Net Sales.  Our consolidated net sales for the six months period ending June 30, 2008 were $137.6 million, an increase of $28.1 million or 25.7% from the same period in 2007. We experienced sales increases primarily as a result of strong economic conditions in all of our end markets, pricing actions, new product introductions, and favorable foreign currency exchange rates during the period.  Net sales from our foreign facilities represented 45.2% of our total net sales in 2008 compared to 38.3% for the comparable period of 2007.  The effect of foreign currency exchange rates accounted for 7.2% of our total net sales increase of 25.7% during the six month ended June 30, 2008.  Our sales to the construction and mining market were up 32.3% in the first six months of 2008, compared to 2007, as a result of strong global market conditions.  Sales in the agriculture sector were up 39.1% in the first six months 2008, compared to 2007.  Our aircraft and defense businesses were up 16.9% in the first six months of 2008, compared to 2007.  Sales to our heavy truck market increased 12.8% during the first six months of 2008, compared to 2007 as the impact of the emission standards change in January 2007 began to diminish.  In addition, we experienced strong sales growth from our operations in Italy and China and favorable foreign currency exchange rates during the first six months of 2008, compared to the prior year period. Sales at our Italian operation, on a local currency basis, were up 27.4% in the six months ended June 30, 2008, compared to 2007, while sales at our Chinese operation, on a local currency basis, were up 71.1% during the same period.  During 2008, we continued to focus our efforts on the friction direct aftermarket that we service through the Velvetouch® and Hawk Performance® brand names.  Sales in this product category were $16.4 million in the first six months of 2008, compared to $13.0 million in 2007, an increase of 26.2% primarily due to strong markets, new customers and product introductions during the period.

Gross Profit.  Gross profit increased $11.0 million to $38.5 million during the first six months of 2008, a 40.0% increase compared to gross profit of $27.5 million for the comparable period of 2007. Our gross profit margin improved to 28.0% of our net sales in the first six months of 2008 compared to 25.1% of our net sales for the comparable period of 2007.  The increase is primarily the result of margin improvement from volume related absorption of fixed overhead, operating improvements at our facilities and pricing actions.

ST&A Expenses.  ST&A expenses increased $3.5 million, or 21.1%, to $20.1 million for the first six months of 2008 from $16.6 million during the first six months of 2007. As a percentage of net sales, ST&A decreased to 14.6% for the first six months of 2008 compared to 15.2% for 2007. The increase in ST&A expenses resulted primarily from an increase in employee incentive compensation expense during the six months ended June 30, 2008.  We spent $0.5 million in legal fees, net of insurance reimbursement during the first six months of 2008 related to the previously announced SEC and DOJ investigations compared to $0.9 million during the first six months of 2007.  We spent $2.7 million, or 2.0% of our net sales on product research and development for the first six months of 2008 compared to $2.3 million or 2.1% of our net sales for 2007.

Income from Operations.  Income from operations was $18.1 million for the first six months of 2008, an increase of $7.6 million, compared to $10.5 million during the comparable period of 2007.  Income from operations as a percentage of net sales increased to 13.2% for the first six months of 2008 from 9.6% in the comparable period of 2007.  The increase was primarily the result of pricing actions and margin improvements from volume related absorption of fixed overhead and operational improvements and reduced legal costs.  This improvement was partially offset by the aforementioned employee incentive compensation expense.

Interest Expense.  Interest expense decreased $1.1 million during the six month period ended June 30, 2008, to $4.0 million from $5.1 million in the comparable period of 2007.  Lower levels of total borrowings during the period was the primary reason for the decrease.  Included as a component of Interest expense in our Consolidated Statements of Income is the amortization of deferred financing costs.  Amortization of deferred financing costs included in interest expense was $0.2 million for both the six months ended June 30, 2008 and 2007.

Interest Income.  We invested our excess cash into various short-term interest bearing investments.  As a result of these investments, interest income was $1.2 million during the six months ended June 30, 2008 compared to $1.8 million during the six months ended June 30, 2007.  The decline in interest income was primarily the result of lower cash and investment levels resulting from a $22.9 million senior note payment in August 2007 as well as lower interest rates on available investments during 2008 compared to the same period in 2007.

Income Taxes.  We recorded a tax provision for our continuing operations of $5.6 million for the six months ended June 30, 2008 compared to $3.4 million in the comparable period of 2007.  Our effective income tax rate of 36.0% for the six month period ended June 30, 2008 differs from the current federal U.S. statutory rate of 35.0%, primarily as a result of state and local income taxes, foreign withholding taxes on royalty income and the impact of non-deductible expenses on our U.S. taxes.  Our worldwide provision for income taxes is based on annual tax rates for the year applied to all of our sources of income.  During 2007, the Italian government passed a major tax reform act which lowered the statutory rate from 36.5% to 31.4%.  The change became effective January 1, 2008.  During the six months ended June 30, 2007, we recorded a one-time benefit of $0.4 million at a foreign subsidiary to adjust tax accounts to reflect a required reversal of accelerated depreciation.  Excluding this benefit, the effective rate would have been 38.5% for the six months ended June 30, 2007.

Discontinued Operations, net of tax.  During the first quarter of 2008, we committed to a plan to divest our performance racing segment.  In May 2008, we sold Tex Racing Enterprises, Inc. and reported a loss on the sale of $1.9 million for the six months ended June 30, 2008.  In February 2007, we sold our precision components segment.  We have accounted for both of these business segments in our financial statements on the line item “Discontinued operations, net of tax.”  The operating activity of the performance racing and precision components segments are reflected in the following summary of results of our discontinued operations for the six months ended June 30, 2008 and 2007.  An analysis of Discontinued Operations is contained in Note 7 “Discontinued Operations” in the accompanying unaudited Consolidated Financial Statements of this Form 10-Q.

	Six Months Ended June 30
	2008	2007
	(dollars in millions)
Net sales	$5.8	$14.9
Loss from discontinued operations, before income taxes	$(0.8)	$(1.7)
(Loss) gain on sale of discontinued operations, before income taxes	(1.9)	15.0
Income tax (benefit) expense	(0.9)	2.2
(Loss) income from discontinued operations, after income taxes	$(1.8)	$11.1

Net Income.  As a result of the factors noted above, including the gain on the sale of the precision components segment of $15.0 million in the first quarter of 2007, we reported net income of $8.2 million in the six months ended June 30, 2008 compared to net income of $14.9 million in 2007.

Liquidity and Capital Resources

Our primary financing requirements are:

•	for capital expenditures for maintenance, replacement and acquisition of equipment, expansion of capacity, productivity improvements, research and product development,
•	for funding our day-to-day working capital requirements, and
•	to pay interest on, and to repay principal of, our indebtedness.
Historically, our primary source of funds for conducting our business activities and servicing our indebtedness has been cash generated from operations and borrowings under our bank facility and our senior notes.  Currently, we also have available to us the sale proceeds of the precision components segment.  The following selected measures of liquidity and capital resources outline various metrics that are reviewed by our management in the ordinary course of the operations of our business and are provided to our stockholders to enhance the understanding of our business.

Selected Measures of Liquidity and Capital Resources from Continuing Operations

	June 30
	2008	2007
	(dollars in millions)
Cash and cash equivalents	$76.3	$46.8
Marketable securities	$1.0	$46.7
Working capital (1)	$122.0	$134.0
Current ratio (2)	3.15 to 1	4.11 to 1
Net debt as a % of capitalization (3)	11.1%	21.3%
Average number of days sales in accounts receivable	82 days	70 days
Average number of days sales in inventory	78 days	74 days

(1)	Working capital is defined as current assets minus current liabilities.
(2)	Current ratio is defined as current assets divided by current liabilities.
(3)	Net debt is defined as long-term debt, including current portion, and short-term borrowings, less cash and marketable securities. Capitalization is defined as net debt plus shareholders’ equity.

 As of June 30, 2008, we reported $51.9 million of investments in Cash and cash equivalents in our Consolidated Balance Sheet.  Our investments generally have a maturity of six months or less at the date of purchase.  The longest maturity date for marketable securities held by us as of June 30, 2008, is May 12, 2009.  The overall decrease in cash, cash equivalents and marketable securities of $16.2 million between June 30, 2007 and June 20, 2008, is primarily due to the redemption of $22.9 million of senior notes in the third quarter of 2007, offset by cash generated from our continuing operations.

As part of our working capital management program, we review working capital measures on a continuous basis.  The $12.0 million decrease in our net working capital from June 30, 2007, resulted primarily from the redemption of $22.9 million of our senior notes in the third quarter of 2007, which reduced our overall cash position period over period.  In addition, we reported increases in accounts receivable of $14.9 million and inventory of $6.8 million related to sales volume, offset by an increase in accounts payable levels of $11.6 million.  Our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover, respectively.  The number of days sales outstanding in accounts receivable at June 30, 2008, was 82 days compared to 70 days at June 30, 2007.  The increase is mainly attributable to an increase of $16.5 million in sales volumes during the second quarter of 2008 as compared to the second quarter of 2007.  A significant portion of the increase in days sales outstanding is attributable to our Italian facility, which extends longer terms to its customers, as is customary in the European market.  We have not experienced any significant change in the collectability of our accounts receivable.  Average inventory days increased to 78 days at June 30, 2008, as compared to 74 days at June 30, 2007, as a result of our increased sales volumes and related production requirements.

Contractual Obligations and Other Commercial Commitments

There have been no material changes to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2007.  The table excludes our long-term liability for unrecognized tax benefits, which totaled $0.7 million as of June 30, 2008, and December 31, 2007, because we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

Debt

The following table summarizes the components of our indebtedness:

	June 30	December 31
	2008	2007
	(dollars in millions)
Senior notes	$87.1	$87.1
Bank facility	-	-
Other	-	0.1
Total debt	$87.1	$87.2

At June 30, 2008, there were no amounts borrowed under our bank facility and $0.8 million of letters of credit outstanding under our $5.0 million letter of credit sub-facility.  At June 30, 2008, we had $22.6 million available to borrow under our $30.0 million bank facility based on our eligible collateral less the letters of credit outstanding.

We have entered into a short-term, variable-rate, unsecured line of credit of up to $3.6 million (2.3 million Euros) with a local Italian financial institution at our facility in Italy.  There were no borrowings under this credit facility at June 30, 2008.

As of June 30, 2008, we were in compliance with the provisions of all of our debt instruments.

Cash Flow

The following table summarizes the major components of cash flow:

	Six Months Ended June 30
	2008	2007
	(dollars in millions)
Cash provided by operating activities of continuing operations	$1.2	$7.8
Cash (used in) provided by investing activities of continuing operations	(5.7)	43.2
Cash used in financing activities of continuing operations	(0.2)	(2.5)
Effect of exchange rates on cash	0.5	0.1
Cash provided by (used in) discontinued operations	0.6	(8.0)
Net (decrease) increase in cash and cash equivalents	$(3.6)	$40.6

Cash provided by our operating activities from continuing operations was $1.2 million for the six month period ended June 30, 2008, compared to cash provided by operations of $7.8 million for the same period in 2007.  Our income from continuing operations, after income taxes increased to $10.0 million in the six month period ended June 30, 2008 compared to $3.8 million in the same period in 2007.  However, operating cash flows have been impacted by the use of $15.7 million of cash related to increases in accounts receivable in the 2008 period resulting from increased sales volume.

Our investing activities from continuing operations used $5.7 million for the period ended June 30, 2008, compared to cash provided by investing activities of $43.2 million for the period ended June 30, 2007.  During the second quarter of 2008 we received cash proceeds of $0.3 million from the sale of our Tex Racing facility, which was reported as a discontinued operation as of March 31, 2008.  In the first quarter of 2007 we received cash proceeds from the sale of our precision components segment of $93.4 million, and we invested a total of $45.9 million in marketable securities during the six month period ended June 30, 2007.  We used $6.0 million and $4.3 million for the purchase of property, plant and equipment in the periods ended June 30, 2008 and 2007, respectively.

Cash used in financing activities was $0.2 million for the period ended June 30, 2008, compared to $2.5 million for the period ended June 30, 2007.  We used $0.3 million and $2.2 million to repurchase shares pursuant to our previously announced stock repurchase program in the periods ended June 30, 2008 and 2007, respectively.  As of June 30, 2008, the stock repurchase program is complete.  In the 2007 period, we repaid short-term debt of $1.0 million.  We had no outstanding borrowings under our bank facility at June 30, 2008 or 2007.

We believe that cash, cash equivalents, marketable securities, cash flow from operating activities and borrowing availability under our bank facilities will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs for the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures.  The following discussion about our market risk disclosures involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements.  We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.  In seeking to minimize the risks and costs associated with market risk, we manage our exposures to interest rates and foreign currency exchange rates through our regular operating and financial activities and through foreign currency hedge contracts.  We had no foreign currency hedge contracts outstanding as of June 30, 2008.  We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity.  At June 30, 2008, none of our total outstanding debt bore interest at a variable rate.  Typically, our primary interest rate risk exposure results from floating rate debt.  Our cash is primarily invested in bank deposits, money market funds and other marketable debt securities.  Our investments in money market funds and marketable securities are subject to interest rate risk and our financial condition and results operations could be affected due to movements in interest rates.  Due to the short-term nature of these investments, a 1% change in market interest rates would have an impact of approximately $0.8 million on an annual basis as of June 30, 2008.

Inflation Risk.  We manage our inflation risks by ongoing review of product selling prices and production costs.  The impact of inflation has not been significant to us because of the relatively low rates of inflation experienced by us during the last few years.  In recent months, we have faced inflationary and other pricing pressures with respect to steel, copper and fuel, which have been partially mitigated by pricing adjustments to our customers, though we do usually experience delays between our raw material cost increases and sales price increases.  The ability to pass on these expected price increases to our customers is dependent on market conditions.  Inflation or other pricing pressures could impact any or all of these components, with a possible adverse effect on our profitability, especially where increases in these raw material costs exceed price increases on products we are able to pass on to our customers.

Foreign Currency Exchange Risk.  We have foreign manufacturing operations in Italy, China and Canada. Revenue and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. As such, fluctuations in these operations' respective currencies may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign operations. As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the U.S. dollar, which may positively or negatively affect our results of operations attributed to these operations. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions.  Sales or purchases in foreign currencies, other than the subsidiary’s local currency, are exchanged at the date of the transaction.  The effect of transaction gains or losses is included in Other income (expense), net in our Consolidated Statements of Income.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of June 30, 2008, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”).  The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”) in the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4(T).  CONTROLS AND PROCEDURES

Not Applicable

PART II

ITEM 1.  LEGAL PROCEEDINGS

Except as previously disclosed in our Form 10-K filed with the SEC on March 17, 2008, we are involved in lawsuits that have arisen in the ordinary course of our business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made.  In our opinion, the outcome of these lawsuits will not have a material adverse effect on our financial condition, cash flows or results of operations, except as described in our Form 10-K filed with the SEC on March 17, 2008.

ITEM 1A.                                RISK FACTORS

We have no material changes to the disclosure on this matter since the end of our most recent fiscal year, December 31, 2007, filed on Form 10-K on March 17, 2008 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2008, filed on May 9, 2008

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Hawk during the three months ended June 30, 2008 of equity securities registered by Hawk under the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)

4/1/08 to 6/30/08	1,583	$17.36	310,113	$0.0 million

(1)
On March 5, 2007, we announced that our board of directors authorized the repurchase of an aggregate of $4.0 million of our shares of Class A common stock in the open market, through privately negotiated transactions or otherwise in accordance with securities laws and regulations (the Plan).

(2)	As of June 30, 2008, the aggregate repurchase price limit was met and the Plan expired.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the stockholders at our 2008 annual meeting of stockholders held on June 4, 2008: 1) a proposal to elect the 5 director nominees named below to serve for a one year term until the next annual meeting or until their respective successors are elected and qualified; 2) a proposal to approve amendments to and the restatement of our 2000 Long Term Incentive Plan, and; 3) a proposal to approve our annual incentive plan as performance-based compensation to our executive officers.  The number of shares eligible to vote as of the record date was 8,958,721.  Set forth below is the number of votes cast for or withheld with respect to each director nominee and the number of votes cast for or against or abstain, and if applicable, the number of broker non-votes, for the other matters submitted to a vote of the stockholders at the meeting.

Proposal 1 – Election of directors
Nominee	Votes For	Votes Withheld
Andrew T. Berlin	6,803,297	1,792,140
Paul R. Bishop	6,487,428	2,108,009
Jack Kemp	6,189,534	2,405,903
Richard T. Marabito	8,461,200	134,237
Dan T. Moore, III	5,978,516	2,616,921

Proposal 2 – Amendments and restatement of our 2000 Long Term Incentive Plan
Votes For	Votes Against	Abstain	Non-vote
4,329,221	3,405,232	332,008	528,976

Proposal 3 – Approval of annual incentive plan as performance-based compensation

Votes For	Votes Against	Abstain	Non-vote
6,638,851	1,086,758	340,852	528,976

The holders of the Series D Preferred Stock voted all of their respective shares in favor of electing Ronald E. Weinberg, Norman C. Harbert and Byron S. Krantz as directors at the 2008 Annual Meeting.

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

HAWK CORPORATION

Date: August 7, 2008	By:	/s/ RONALD E. WEINBERG
Ronald E. Weinberg
Chairman of the Board, CEO and President

/s/ JOSEPH J. LEVANDUSKI
Joseph J. Levanduski
Vist President & Chief Financial Officer