Form 10-Q
period 2008-09-30
HAWK CORP
filed 2008-11-06
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission File Number 001-13797

HAWK CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	34-1608156
(State of incorporation)	(I.R.S. Employer Identification No.)

200 Public Square, Suite 1500, Cleveland, Ohio 44114
(Address of principal executive offices) (Zip Code)

(216) 861-3553
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a smaller reporting company, or a non-accelerated filer.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one): Large Accelerated Filer ☐    Accelerated Filer ☑   Non-accelerated Filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of November 1, 2008, the Registrant had the following number of shares of common stock outstanding:

Class A Common Stock, $0.01 par value:	8,979,677
Class B Common Stock, $0.01 par value:	None (0)

As used in this Form 10-Q, the terms “Company,” “Hawk,” “Registrant,” “we,” “us,” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.  Except as otherwise stated, the information contained in this Form 10-Q is as of September 30, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
HAWK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	September 30	December 31
	2008	2007
	(Unaudited)	(Note A)
Assets
Current assets:
Cash and cash equivalents	$42,258	$21,992
Short-term investments	44,848	58,999
Accounts receivable, less allowance of $1,084 in 2008 and $847 in 2007	50,392	37,486
Inventories:
Raw materials	10,495	9,830
Work-in-process	19,254	15,882
Finished products	12,480	11,007
Total inventories	42,229	36,719
Deferred income taxes	1,000	1,355
Other current assets	4,753	4,766
Current assets of discontinued operations	2,793	5,509
Total current assets	188,273	166,826

Property, plant and equipment:
Land and improvements	1,172	1,186
Buildings and improvements	16,292	15,459
Machinery and equipment	91,965	86,977
Furniture and fixtures	8,358	8,203
Construction in progress	4,799	2,524
	122,586	114,349
Less accumulated depreciation	78,347	74,774
Total property, plant and equipment	44,239	39,575

Other assets:
Finite-lived intangible assets	6,706	7,157
Deferred income taxes	-	685
Other	5,001	4,491
Long-term assets of discontinued operations	-	1,170
Total other assets	11,707	13,503
Total assets	$244,219	$219,904

HAWK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	September 30	December 31
	2008	2007
	(Unaudited)	(Note A)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$32,644	$30,325
Accrued compensation	11,072	8,675
Accrued interest	1,911	3,816
Accrued taxes	7,540	1,762
Other accrued expenses	6,102	7,181
Current portion of long-term debt	-	59
Current liabilities of discontinued operations	457	1,740
Total current liabilities	59,726	53,558

Long-term liabilities:
Long-term debt	87,090	87,090
Deferred income taxes	701	922
Pension liabilities	670	679
Other accrued expenses	10,875	10,331
Total long-term liabilities	99,336	99,022

Shareholders' equity
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; 8,979,677 and 8,966,969 outstanding in 2008 and 2007, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Additional paid-in capital	53,500	53,068
Retained earnings	33,399	15,092
Accumulated other comprehensive income	1,130	2,041
Treasury stock, at cost, 208,073 and 220,781 shares in 2008 and 2007, respectively	(2,965)	(2,970)
Total shareholders' equity	85,157	67,324
Total liabilities and shareholders' equity	$244,219	$219,904

Note A: The consolidated balance sheet at December 31, 2007, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  See notes to consolidated financial statements (unaudited).

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In Thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net sales	$74,181	$51,490	$211,761	$161,007
Cost of sales	49,070	39,775	148,140	121,822
Gross profit	25,111	11,715	63,621	39,185

Operating expenses:
Selling, technical and administrative expenses	9,332	6,983	29,426	23,612
Amortization of finite-lived intangible assets	139	182	451	545
Total operating expenses	9,471	7,165	29,877	24,157
Income from operations	15,640	4,550	33,744	15,028

Interest expense	(2,013)	(2,265)	(6,041)	(7,376)
Interest income	488	1,053	1,679	2,894
Other income (expense), net	1,198	(501)	1,552	(435)
Income from continuing operations, before income taxes	15,313	2,837	30,934	10,111

Income tax provision	5,016	910	10,632	4,341

Income from continuing operations, after income taxes	10,297	1,927	20,302	5,770
(Loss) income from discontinued operations, net of tax expense (benefit) of $3 and ($906) for the three and nine months ended September 30, 2008 respectively, and ($147) and $2,100 for the three and nine months ended September 30, 2007, respectively	(41)	(266)	(1,883)	10,794

Net income	$10,256	$1,661	$18,419	$16,564

Earnings per share:
Basic earnings per share:
Income from continuing operations, after income taxes	$1.14	$0.21	$2.25	$0.63
Discontinued operations, after income taxes	-	(0.03)	(0.21)	1.21
Net earnings per basic share	$1.14	$0.18	$2.04	$1.84

Diluted earnings per share:
Income from continuing operations, after income taxes	$1.09	$0.20	$2.15	$0.61
Discontinued operations, after income taxes	-	(0.02)	(0.20)	1.15
Net earnings per diluted share	$1.09	$0.18	$1.95	$1.76

Average shares outstanding - basic	8,974	8,941	8,969	8,983

Average shares and equivalents outstanding - diluted	9,403	9,356	9,375	9,368

Income Available to Common Shareholders	$10,219	$1,624	$18,307	$16,452

See notes to consolidated financial statements (unaudited).

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Nine Months Ended September 30
	2008	2007
Cash flows from operating activities
Net income	$18,419	$16,564
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	627	960
Loss (gain) on sale of discontinued operations, net of tax	1,256	(11,754)
Depreciation and amortization	5,762	5,908
Deferred income taxes	819	2,896
Amortization of discount on short-term investments	(1,078)	(2,042)
Loss on sale or disposal of fixed assets	134	112
Write-off of deferred financing fees	-	583
Stock option expense	476	312
Changes in operating assets and liabilites:
Accounts receivable	(13,630)	(2,933)
Inventories	(5,852)	2,167
Other assets	(788)	621
Accounts payable	1,393	820
Accrued expenses	5,907	(3,317)
Other liabilities	355	905
Net cash provided by operating activities of continuing operations	13,800	11,802
Net cash provided by (used in) operating activities of discontinued operations	500	(6,449)

Cash flows from investing activities
Proceeds from sale of discontinued operations	250	93,354
Purchases of held to maturity securities	-	(78,969)
Proceeds from maturity of held to maturity securities	-	80,475
Purchases of available for sale securities	(273,437)	(205,991)
Proceeds from available for sale securities	288,571	148,596
Purchases of property, plant and equipment	(9,198)	(5,828)
Proceeds from sale of property, plant and equipment	12	3
Net cash provided by investing activities of continuing operations	6,198	31,640
Net cash used in investing activities of discontinued operations	(30)	(1,410)

Cash flows from financing activities
Payments on short-term debt	-	(980)
Proceeds from long-term debt	-	10,964
Payments on long-term debt	(61)	(33,971)
Receipts from government grants	387	-
Proceeds from stock options and issuance of treasury stock as compensation, net	266	835
Stock repurchase	(305)	(2,975)
Payments of preferred stock dividends	(112)	(112)
Net cash provided by (used in) financing activities of continuing operations	175	(26,239)
Net cash used in financing activities of discontinued operations	-	(14)
Effect of exchange rate changes on cash	(377)	384
Net cash provided by continuing operations	19,796	17,587
Net cash provided by (used in) discontinued operations	470	(7,873)
Net increase in cash and cash equivalents	20,266	9,714
Cash and cash equivalents at beginning of period	21,992	6,163
Cash and cash equivalents at end of period	$42,258	$15,877

See notes to consolidated financial statements (unaudited).

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

September 30, 2008
(In Thousands, except share data)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (the Company or Hawk) for the year ended December 31, 2007.

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

2.  Recent Accounting Developments

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities (FSP 03-6-1).  Under FSP 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computed EPS.  FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with GAAP. Unlike Statement on Auditing Standards No. 69, The Meaning of Present in Conformity With Generally Accepted Accounting Principles, SFAS 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the approval by the Securities and Exchange Commission (SEC) of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, and is not expected to have any impact on the Company’s results of operations, financial condition or liquidity.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3) which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. FSP 142-3 is not expected to have a significant impact on the Company’s results of operations, financial condition or liquidity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS 161).   SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 is effective prospectively for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material impact on our results of operations, financial condition or liquidity.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (SFAS 141(R)).  SFAS 141(R) modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition, and pre-acquisition contingencies generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset, and the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS 141(R) is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.  SFAS 141(R) may not be adopted early.

3.  Grant Income

     Grant income is recognized when there is reasonable assurance that the Company has complied with the conditions attached to the respective grant and the grant income will be received.  Grant income is recognized in the Company’s Consolidated Statements of Income on a systematic basis over the periods necessary to match the grant income with related costs.  Specifically, grants related to capital assets are deducted from the carrying amount of the related asset and recognized in the Company’s Consolidated Statements of Income as a reduction of depreciation expense over the useful life of the asset.  Grant income received for expenses is recorded as a reduction to the related expense in the Consolidated Statements of Income, recognized ratably as the related costs are incurred.

     During the third quarter of 2008, the Company recognized grants of $675 as a reduction to the carrying value of Property, plant and equipment.  The government grant contains obligations to provide periodic progress reporting, maintenance of records and various other terms and conditions, and provides for repayment in the event of default by the Company.  The Company has complied with all conditions attached to the grant as of September 30, 2008.  No depreciation has been taken on the related capital assets as of September 30th and therefore there is no corresponding reduction to depreciation expense.  At September 30, 2008, $288 of the $675 was not yet received on a cash basis by the Company and is reported as a component of Other current assets in the Consolidated Balance Sheets.

4.  Discontinued Operations

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

The Company began reporting the performance racing segment as a discontinued operation for financial reporting purposes as of March 31, 2008, and for all periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  The sale of the Company’s performance racing facility in North Carolina closed on May 30, 2008, and the Company reported a loss on sale of $1,896 ($1,256, net of tax).  This loss is reported in (Loss) income from discontinued operations, net of tax in the Consolidated Statement of Income for the nine month period ended September 30, 2008.  The Company currently anticipates completing the sale of its remaining performance racing business by the end of 2008.

As previously reported in the Company’s Form 10-Q for the three months ended March 31, 2007, the sale of the Company’s precision components segment closed in the first quarter of 2007, and the Company reported a gain on sale of the precision components segment of $15,023 ($11,754, net of tax).  This gain is reported in (Loss) income from discontinued operations, net of tax in the Consolidated Statement of Income for the nine month period ended September 30, 2007.  There are no remaining assets or liabilities of the precision components segment classified as discontinued operations recorded in the Consolidated Balance Sheets for any period presented in this Form 10-Q.

Operating results from discontinued operations are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net sales	$1,058	$2,859	$6,825	$17,726

Loss from discontinued operations, before income taxes	$(38)	$(413)	$(893)	$(2,129)
(Loss) gain on sale of discontinued operations, before income taxes	-	-	(1,896)	15,023
Income tax expense (benefit)	3	(147)	(906)	2,100
(Loss) income from discontinued operations, after income taxes	$(41)	$(266)	$(1,883)	$10,794

The following table presents the composition of basic and diluted earnings per share from discontinued operations, after income taxes for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Basic (loss) earnings per share from discontinued operations, after income taxes
Loss from discontinued operations, after income taxes	$-	$(0.03)	$(0.07)	$(0.10)
(Loss) gain on sale of discontinued operations, after income taxes	-	-	(0.14)	1.31
Basic (loss) earnings per share from discontinued operations, after income taxes	$-	$(0.03)	$(0.21)	$1.21
Diluted (loss) earnings per share from discontinued operations, after income taxes
Loss from discontinued operations, after income taxes	$-	$(0.02)	$(0.07)	$(0.10)
(Loss) gain on sale of discontinued operations, after income taxes	-	-	(0.13)	1.25
Diluted (loss) earnings per share from discontinued operations, after income taxes	$-	$(0.02)	$(0.20)	$1.15

The assets and liabilities of the performance racing segment, which have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, consist of the following at September 30, 2008 and December 31, 2007:

	September 30	December 31
	2008	2007
Cash	$1	$23
Accounts receivable	398	1,105
Inventory	1,613	4,331
Other current assets	41	50
Property, plant and equipment	740	-
Total current assets of discontinued operations	$2,793	$5,509
Property, plant and equipment	-	1,170
Total assets of discontinued operations	$2,793	$6,679

Accounts payable	$259	$1,124
Other accrued expenses	198	616
Total liabilities of discontinued operations	$457	$1,740

5.  Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157 Fair Value Measurements (SFAS 157).  In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.  The adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations or financial position.  On October 10, 2008, FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3).  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The provisions of FSP 157-3 did not have an impact on the Company’s financial condition or results of operations.

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

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The fair values of obligations available for sale issued by U.S. government agencies and U.S. corporations held by the Company were determined by obtaining quoted prices from nationally recognized securities broker-dealers.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of September 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets included the Company’s cash investments and certain other investments, including those associated with the Company’s non-qualified deferred compensation plan.  In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of September 30, 2008.

	Total	Level 1	Level 2	Level 3
Money market funds	$30,688	$30,688	$-	$-
Commercial paper	28,887	-	28,887	-
U.S. govt. agencies	14,997	$-	14,997	-
Other trading	977	977	-	-
Total	$75,549	$31,665	$43,884	$-

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

6.  Investments

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

All short-term investments on the Company’s Consolidated Balance Sheet as of September 30, 2008, are available-for-sale securities.

The following is a summary of the Company's available-for-sale securities as of September 30, 2008, by contractual maturity dates:

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Other debt securities - due in one year or less	$44,887	$61	$-	$44,848

As of September 30, 2008 and December 31, 2007, unrealized gains on available-for-sale securities, net of tax, of $39 and $65, respectively, are included in Accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

Other long-term assets as of September 30, 2008 and December 31, 2007 include $977 and $216, respectively, of trading securities recorded at fair value.  The Company reported realized and unrealized losses totaling $116 for the three months ended September 30, 2008 and $120 for the nine months ended September 30, 2008, which is included in Other income (expense), net on the Company’s Consolidated Statements of Income.  The Company did not have any realized or unrealized gains (losses) on its trading securities for the three and nine month periods ended September 30, 2007.

7.  Intangible Assets

The components of finite-lived intangible assets are as follows:

	September 30, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Product certifications	$20,820	$14,114	$6,706	$20,820	$13,663	$7,157
Other intangible assets	2,575	2,575	-	2,575	2,575	-
	$23,395	$16,689	$6,706	$23,395	$16,238	$7,157

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

8.  Comprehensive Income

Comprehensive income is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Net income	$10,256	$1,661	$18,419	$16,564
Amortization of prior service cost, net loss and transition obligation	125	150	375	450
Unrealized (loss) gain on available for sale securities	(20)	105	(26)	105
Foreign currency translation (loss) income	(3,531)	1,495	(1,260)	2,291
Comprehensive income	$6,830	$3,411	$17,508	$19,410

9.  Stock Compensation Plan

The Company uses the modified prospective transition method provisions of SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), for its stock option accounting.  The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption (January 1, 2006) as well as for existing awards for which the requisite service has not been rendered as of the date of adoption.  The Company’s 2000 Long Term Incentive Plan, which was amended and approved at the Company’s annual meeting of stockholders on June 4, 2008, provides for the granting of up to 1,315,000 shares of common stock of the Company.  The Company’s 2000 Long Term Incentive Plan had 553,483 shares available for grant as of September 30, 2008.  Options generally vest over a five year period after the grant date and expire no more than ten years after the grant date.

The Company recognized $221 and $477 of compensation expense for the three and nine month period ended September 30, 2008, respectively.  Net cash proceeds from the exercise of stock options were $41 and $219, and the intrinsic value of stock options exercised was $128 and $303, for the three and nine months ended September 30, 2008, respectively.  As of September 30, 2008, there was $1,476 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements under the Company’s stock compensation plans.  The remaining cost is expected to be recognized over the next 2.7 years.

Stock-based option activity during the nine months ended September 30, 2008, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2008	657,181	$6.26
Granted	135,000	17.76
Exercised	(27,053)	8.10
Forfeited or expired	(10,000)	17.00
Options outstanding at September 30, 2008	755,128	$8.11	5.3 yrs.	$9,077

Exercisable at September 30, 2008	505,928	$4.90	3.6 yrs.	$7,707

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $20.13 closing price of shares of common stock of the Company on September 30, 2008, over the exercise price of the stock option, multiplied by the number of options outstanding and exercisable.  Under SFAS 123(R), the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's shares of common stock.

On October 14, 2008, the Company issued 44,000 incentive stock options to certain employees.  The options vest over a five year period and will expire ten years after the grant date.

10.  Employee Benefits

A summary of the components of net periodic benefit cost of the Company’s defined benefit pension plans for the periods presented in the Consolidated Statements of Income is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Components of net periodic pension cost:	2008	2007	2008	2007
Service cost	$56	$47	$170	$139
Interest cost	436	427	1,312	1,278
Expected return on plan assets	(568)	(522)	(1,706)	(1,563)
Amortization of prior service cost	60	60	180	180
Amortization of net loss	63	101	191	301
Net periodic pension cost of defined benefit plans	$47	$113	$147	$335

The Company continues to expect to contribute $1,267 on a cash basis in 2008 to fund its defined benefit pension plans for the 2008 plan year based on the contribution expectation provided by its third party actuary.

11.  Income Taxes

The effective income tax rate from continuing operations for the nine months ended September 30, 2008 was 34.4%, compared to 42.9% for the nine months ended September 30, 2007.  The Company’s effective tax rate is lower than the U.S. statutory rate primarily due to lower rates for foreign subsidiaries.

In December 2007, the Italian Parliament approved the Budget Law for 2008, effective January 1, 2008, which resulted in a decrease in the corporate income tax rate in Italy from 33.0% to 27.5% and an additional reduction in the regional rate from 4.25% to 3.90%.  The rate reduction was offset in part by changes which broadened the tax base.  The Company has evaluated the impact of the law change and has implemented these favorable changes for its Italian operations, which reduced the worldwide continuing operations effective rate in 2008.  Additionally, the law change provided for an election under which the Company would reverse the accelerated depreciation taken in prior years at a substantially lower rate.  The Company made this election in the quarter ended June 30, 2008.  The impact of this election was a one time decrease of $391 to the tax provision.

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109 (FIN 48), on January 1, 2007.  As a result of the implementation of FIN 48, the Company was not required to recognize any change in the liability for unrecognized tax benefits.  The total amount of unrecognized tax benefits as of September 30, 2008, was $1,777 (including $721 of accrued interest and penalties), the recognition of which would have had an effect of $579 on the continuing operations effective tax rate.  During the third quarter of 2008, the Company recorded a reduction of $144 for unrealized tax benefits due to a lapsing of applicable tax statutes in the quarter ended September 30, 2008.  There were no other significant changes for unrecognized tax benefits in the nine months ended September 30, 2008.  During 2007, the Company recorded $1,146 of unrecognized tax benefit, including interest and penalties of $629 relating to an audit in Mexico.  An additional $52 has been recorded for interest on the Mexican assessment in 2008.  The Company does not agree with the assessment and is continuing to vigorously contest this matter with the Mexican tax authorities.  The Company anticipates reaching a settlement on this matter within the next 12 months.  The assessment relates to a discontinued operation and therefore, will not impact the effective rate from continuing operations.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.  The years 2001 – 2007 are open years available for examination by tax authorities.

The Company was granted a five year tax holiday upon its entry into China by the Chinese taxing authority/government commencing in the year the Company first became subject to tax.  Effective January 1, 2008, a change in the Chinese tax law required that all tax holidays not active begin to take effect as of January 1, 2008, and remain in effect for the stated period for which they were originally issued.  Under this arrangement, the tax holiday available to the Company’s China subsidiary will expire after December 31, 2012.

12.  Earnings Per Share

Basic and diluted earnings per share are computed as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007
Income from continuing operations, after income taxes	$10,297	$1,927	$20,302	$5,770
Less: Preferred stock dividends	37	37	112	112
Income from continuing operations, after income taxes available to common shareholders	$10,260	$1,890	$20,190	$5,658

Net income	$10,256	$1,661	$18,419	$16,564
Less: Preferred stock dividends	37	37	112	112
Net income available to common shareholders	$10,219	$1,624	$18,307	$16,452

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	8,974	8,941	8,969	8,983
Diluted:
Basic weighted average shares outstanding	8,974	8,941	8,969	8,983
Dilutive effect of stock options	429	415	406	385
Diluted weighted average shares outstanding	9,403	9,356	9,375	9,368

Earnings per share:
Basic earnings from continuing operations, after income taxes	$1.14	$0.21	$2.25	$0.63
Discontinued operations	-	(0.03)	(0.21)	1.21
Net earnings per basic share	$1.14	$0.18	$2.04	$1.84

Diluted earnings from continuing operations, after income taxes	$1.09	$0.20	$2.15	$0.61
Discontinued operations	-	(0.02)	(0.20)	1.15
Net earning per diluted share	$1.09	$0.18	$1.95	$1.76

A weighted average of 75,000 and 34,467 options were not included in the calculation of diluted weighted shares outstanding because they were anti-dilutive for the three and nine months periods ended September 30, 2008, respectively.  A weighted average of 132,000 and 103,604 options were not included in the calculation of diluted weighted shares outstanding because they were anti-dilutive for the three and nine months periods ended September 30, 2007, respectively.

13.  Business Segments

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

The following supplemental consolidating condensed financial statements present:

•
Consolidating condensed balance sheets as of September 30, 2008 and December 31, 2007, consolidating condensed statements of income for the three and nine months ended September 30, 2008 and 2007, and consolidating condensed statements of cash flows for the nine months ended September 30, 2008 and 2007.

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

Supplemental Consolidating Condensed
Balance Sheet

	September 30, 2008
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$28,725	$35	$13,498	$-	$42,258
Short-term investments	43,884	-	964	-	44,848
Accounts receivable, net	(25)	19,078	31,339	-	50,392
Inventories, net	-	24,516	18,080	(367)	42,229
Deferred income taxes	1,000	-	-	-	1,000
Other current assets	1,640	1,158	1,955	-	4,753
Assets of discontinued operations	-	2,793	-	-	2,793
Total current assets	75,224	47,580	65,836	(367)	188,273
Investment in subsidiaries	49,170	-	-	(49,170)	-
Inter-company advances, net	-	14,730	(14,695)	(35)	-
Property, plant and equipment, net	-	30,118	14,121	-	44,239
Other assets:
Finite-lived intangible assets	-	6,706	-	-	6,706
Other	4,064	937	-	-	5,001
Total other assets	4,064	7,643	-	-	11,707
Total assets	$128,458	$100,071	$65,262	$(49,572)	$244,219
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$216	$16,914	$15,528	$(14)	$32,644
Accrued compensation	4,868	3,366	2,838	-	11,072
Accrued interest	1,911	-	-	-	1,911
Accrued taxes	2,509	90	5,029	(88)	7,540
Other accrued expenses	1,813	1,882	2,415	(8)	6,102
Current portion of long-term debt	-	-	-	-	-
Liabilities of discontinued operations	-	457	-	-	457
Total current liabilities	11,317	22,709	25,810	(110)	59,726
Long-term liabilities:
Long-term debt	87,090	-	-	-	87,090
Deferred income taxes	406	-	295	-	701
Other	1,754	5,868	3,923	-	11,545
Inter-company advances, net	(57,266)	51,435	6,123	(292)	-
Total long-term liabilities	31,984	57,303	10,341	(292)	99,336
Shareholders’ equity	85,157	20,059	29,111	(49,170)	85,157
Total liabilities and shareholders’ equity	$128,458	$100,071	$65,262	$(49,572)	$244,219

Supplemental Consolidating Condensed
Balance Sheet

	December 31, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$11,964	$42	$9,986	$-	$21,992
Short-term investments	57,980	-	1,019	-	58,999
Accounts receivable, net	-	11,867	25,619	-	37,486
Inventories, net	-	20,382	16,744	(407)	36,719
Deferred income taxes	983	372	-	-	1,355
Other current assets	1,828	1,180	1,758	-	4,766
Current assets of discontinued operations	-	5,509	-	-	5,509
Total current assets	72,755	39,352	55,126	(407)	166,826
Investment in subsidiaries	11,606	-	-	(11,606)	-
Inter-company advances, net	-	16,007	(16,007)	-	-
Property, plant and equipment, net	-	27,272	12,303	-	39,575
Other assets:
Finite-lived intangible assets	-	7,157	-	-	7,157
Other	4,184	992	-	-	5,176
Long-term assets of discontinued operations	-	1,170	-	-	1,170
Total other assets	4,184	9,319	-	-	13,503
Total assets	$88,545	$91,950	$51,422	$(12,013)	$219,904

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$(141)	$13,425	$17,041	$-	$30,325
Accrued compensation	2,532	3,430	2,713	-	8,675
Accrued interest	3,816	-	-	-	3,816
Accrued taxes	948	93	794	(73)	1,762
Other accrued expenses	1,647	3,107	2,415	12	7,181
Current portion of long-term debt	-	-	59	-	59
Liabilities of discontinued operations	-	1,740	-	-	1,740
Total current liabilities	8,802	21,795	23,022	(61)	53,558
Long-term liabilities:
Long-term debt	87,090	-	-	-	87,090
Deferred income taxes	-	-	922	-	922
Other	1,080	5,948	3,982	-	11,010
Inter-company advances, net	(75,751)	69,951	6,146	(346)	-
Total long-term liabilities	12,419	75,899	11,050	(346)	99,022
Shareholders’ equity	67,324	(5,744)	17,350	(11,606)	67,324
Total liabilities and shareholders’ equity	$88,545	$91,950	$51,422	$(12,013)	$219,904

Supplemental Consolidating Condensed
Statement of Income

	Three Months Ended September 30, 2008
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$44,483	$32,507	$(2,809)	$74,181
Cost of sales	-	28,097	23,782	(2,809)	49,070
Gross profit	-	16,386	8,725	-	25,111
Operating expenses:
Selling, technical and administrative expenses	-	7,342	1,990	-	9,332
Amortization of finite-lived intangible assets	-	139	-	-	139
Total operating expenses	-	7,481	1,990	-	9,471
Income from operations	-	8,905	6,735	-	15,640
Interest (expense) income, net	-	(1,664)	139	-	(1,525)
Income from equity investee	10,256	4,904	-	(15,160)	-
Other income (expense), net	-	1,182	16	-	1,198
Income from continuing operations, before income taxes	10,256	13,327	6,890	(15,160)	15,313
Income tax provision	-	2,859	2,157	-	5,016
Income from continuing operations, after income taxes	10,256	10,468	4,733	(15,160)	10,297
Discontinued operations, net of tax	-	(212)	171	-	(41)
Net income	$10,256	$10,256	$4,904	$(15,160)	$10,256

Supplemental Consolidating Condensed
Statement of Income

	Three Months Ended September 30, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$31,896	$22,280	$(2,686)	$51,490
Cost of sales	-	23,924	18,537	(2,686)	39,775
Gross profit	-	7,972	3,743	-	11,715
Operating expenses:
Selling, technical and administrative expenses	-	5,444	1,539	-	6,983
Amortization of finite-lived intangible assets	-	182	-	-	182
Total operating expenses	-	5,626	1,539	-	7,165
Income from operations	-	2,346	2,204	-	4,550
Interest (expense) income, net	-	(1,315)	103	-	(1,212)
Income from equity investee	1,675	1,365	-	(3,040)	-
Other (expense) income, net	-	(533)	32	-	(501)
Income from continuing operations, before income taxes	1,675	1,863	2,339	(3,040)	2,837
Income tax (benefit) provision	-	(53)	963	-	910
Income from continuing operations, after income taxes	1,675	1,916	1,376	(3,040)	1,927
Discontinued operations, net of tax	(14)	(241)	(11)	-	(266)
Net income	$1,661	$1,675	$1,365	$(3,040)	$1,661

Supplemental Consolidating Condensed
Statement of Income

	Nine Months Ended September 30, 2008
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$118,458	$101,730	$(8,427)	$211,761
Cost of sales	-	79,032	77,535	(8,427)	148,140
Gross profit	-	39,426	24,195	-	63,621
Operating expenses:
Selling, technical and administrative expenses	-	23,234	6,192	-	29,426
Amortization of finite-lived intangible assets	-	451	-	-	451
Total operating expenses	-	23,685	6,192	-	29,877
Income from operations	-	15,741	18,003	-	33,744
Interest (expense) income, net	-	(4,715)	353	-	(4,362)
Income from equity investee	18,419	13,126	-	(31,545)	-
Other income (expense) , net	-	1,167	385	-	1,552
Income from continuing operations, before income taxes	18,419	25,319	18,741	(31,545)	30,934
Income tax provision	-	5,183	5,449	-	10,632
Income from continuing operations, after income taxes	18,419	20,136	13,292	(31,545)	20,302
Discontinued operations, net of tax	-	(1,717)	(166)	-	(1,883)
Net income	$18,419	$18,419	$13,126	$(31,545)	$18,419

Supplemental Consolidating Condensed
Statement of Income

	Nine Months Ended September 30, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$100,514	$68,372	$(7,879)	$161,007
Cost of sales	-	75,179	54,522	(7,879)	121,822
Gross profit	-	25,335	13,850	-	39,185
Operating expenses:
Selling, technical and administrative expenses	-	18,777	4,835	-	23,612
Amortization of finite-lived intangible assets	-	545	-	-	545
Total operating expenses	-	19,322	4,835	-	24,157
Income from operations	-	6,013	9,015	-	15,028
Interest (expense) income, net	-	(4,656)	174	-	(4,482)
Income from equity investee	5,972	5,241	-	(11,213)	-
Other (expense) income, net	-	(466)	31	-	(435)
Income from continuing operations, before income taxes	5,972	6,132	9,220	(11,213)	10,111
Income tax provision	-	597	3,744	-	4,341
Income from continuing operations, after income taxes	5,972	5,535	5,476	(11,213)	5,770
Discontinued operations, net of tax	10,592	437	(235)	-	10,794
Net income	$16,564	$5,972	$5,241	$(11,213)	$16,564

Supplemental Consolidating Condensed
Cash Flows Statement

	Nine Months Ended September 30, 2008
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities of continuing operations	$1,528	$4,585	$7,687	$-	$13,800
Net cash provided by (used in) operating activities of discontinued operations	-	666	(166)	-	500
Cash flows from investing activities:
Proceeds from sale of discontinued operations	250	-	-	-	250
Purchases of available for sale securities	(272,441)	-	(996)	-	(273,437)
Proceeds from available for sale securities	287,575	-	996	-	288,571
Purchases of property, plant and equipment	-	(5,621)	(3,577)	-	(9,198)
Proceeds from sale of property, plant and equipment	-	6	6	-	12
Net cash provided by (used in) investing activities of continuing operations	15,384	(5,615)	(3,571)	-	6,198
Net cash used in investing activities of discontinued operations	-	(30)	-	-	(30)
Cash flows from financing activities:
Payments on long-term debt	-	-	(61)	-	(61)
Receipts from government grants		387			387
Proceeds from stock options and issuance of treasury stock as compensation, net	266	-	-	-	266
Stock repurchase	(305)	-	-	-	(305)
Payments of preferred stock dividend	(112)	-	-	-	(112)
Net cash (used in) provided by financing activities of continuing operations	(151)	387	(61)	-	175
Effect of exchange rate changes on cash	-	-	(377)	-	(377)
Net cash provided by (used in) continuing operations	16,761	(643)	3,678	-	19,796
Net cash provided by (used in) discontinued operations	-	636	(166)	-	470
Net increase (decrease) in cash and cash equivalents	16,761	(7)	3,512	-	20,266
Cash and cash equivalents at beginning of period	11,964	42	9,986	-	21,992
Cash and cash equivalents at end of period	$28,725	$35	$13,498	$-	$42,258

Supplemental Consolidating Condensed
Cash Flows Statement

	Nine Months Ended September 30, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(6,123)	$10,351	$7,574	$-	$11,802
Net cash used in operating activities of discontinued operations	-	(5,981)	(468)	-	(6,449)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	93,354	-	-	-	93,354
Purchases of held to maturity securities	(78,969)	-	-	-	(78,969)
Proceeds from held to maturity securities	80,475	-	-	-	80,475
Purchases of available for sale securities	(205,059)		(932)		(205,991)
Proceeds from available for sale securities	148,596	-	-	-	148,596
Purchases of property, plant and equipment	-	(2,946)	(2,882)	-	(5,828)
Proceeds from sale of property, plant and equipment	-	1	2	-	3
Net cash provided by (used in) investing activities of continuing operations	38,397	(2,945)	(3,812)	-	31,640
Net cash used in investing activities of discontinued operations	-	(1,410)	-	-	(1,410)
Cash flows from financing activities:
Proceeds from short-term debt	-	-	-	-	-
Payments on short-term debt	-	-	(980)	-	(980)
Proceeds from long-term debt	10,964	-	-	-	10,964
Payments on long-term debt	(33,874)	-	(97)	-	(33,971)
Stock options and issuance of treasury stock as compensation, net	835	-	-	-	835
Stock repurchase	(2,975)	-	-	-	(2,975)
Payments of preferred stock dividend	(112)	-	-	-	(112)
Net cash used in financing activities of continuing operations	(25,162)	-	(1,077)	-	(26,239)
Net cash used in financing activities of discontinued operations	-	(14)	-	-	(14)
Effect of exchange rate changes on cash	-	-	384	-	384
Net cash provided by continuing operations	7,112	7,406	3,069	-	17,587
Net cash used in discontinued operations	-	(7,405)	(468)	-	(7,873)
Net increase in cash and cash equivalents	7,112	1	2,601	-	9,714
Cash and cash equivalents at beginning of period	500	41	5,622	-	6,163
Cash and cash equivalents at end of period	$7,612	$42	$8,223	$-	$15,877

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion in conjunction with the consolidated financial statements, notes and tables included in Part I, Item 1 of this Form 10-Q.  Statements that are not historical facts, including statements about our confidence in our prospects and strategies,  our expectations about growth of existing markets and new products and our ability to expand into new markets and to identify and acquire complementary businesses, are forward-looking statements that involve risks and uncertainties.  In addition to statements that are forward-looking by reason of context, the words “believe,” “expect,” “anticipate,” “intend,” “designed,” “goal,” “objective,” “optimistic,” “will” and other similar expressions identify forward-looking statements.  In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a guarantee of performance.  Although we believe that our plans, objectives, intentions and expenditures reflected in our forward-looking statements are reasonable, we can give no assurance that our plans, objectives, intentions and expectations will be achieved.  Our forward-looking statements are made based on our current expectations and beliefs concerning future events and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control.  Future events could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements.

When considering these risk factors, you should keep in mind the cautionary statements elsewhere in this report and the documents incorporated by reference.  New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us.  We assume no obligation to update any forward-looking statements or risk factors after the date of this report as a result of new information, future events or developments, except as required by the federal securities law.

Recent Developments

Subsequent to September 30, 2008, economic events have resulted in a moderating effect on the cost of many of the raw materials that we use, including steel, copper and other metal commodities.  Due to the uncertainty in the financial markets and  due to the recent volatility in the commodity markets, we cannot determine if these cost fluctuations will be in effect for any length of time.  In addition, during the third quarter of 2008 we benefited in part because of then lower cost steel inventories and first in first out (FIFO) inventory accounting.  However, this FIFO benefit will not continue through the remainder of 2008 or into 2009, as our current higher priced inventory will be matched with sales on a going forward basis.  With the financial and commodity markets uncertainty, we cannot predict what, if any, impact this will have on our operating results for 2009.

General

Through our various subsidiaries, we operate in one reportable segment: friction products.  Our results of operations are affected by a variety of factors, including but not limited to, global economic conditions, manufacturing efficiency, customer demand for our products, competition, raw material pricing and availability, our ability to pass through to our customers increases in raw material prices, labor relations with our employees and political conditions in the countries in which we operate. We sell a wide range of products that have a correspondingly wide range of gross margins.  Our consolidated gross margin is affected by product mix, selling prices, material and labor costs, as well as our ability to absorb overhead costs resulting from fluctuations in demand for our products.

Friction Products

We believe that, based on net sales, we are one of the top worldwide manufacturers of friction products used in off-highway, on-highway, industrial, agricultural, performance and aircraft applications. Our friction products businesses manufacture parts and components made from proprietary formulations of composite materials, primarily consisting of metal powders and synthetic and natural fibers applied to steel backing plates.  Friction products are used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear.  Our friction products include parts for brakes, clutches and transmissions used in construction and mining vehicles, agricultural vehicles, trucks, motorcycles and race cars, and brake parts for landing systems used in commercial and general aircraft. We believe we are:

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

•
Accounts Receivable.  We maintain an allowance for doubtful accounts for estimated losses from the failure of our customers to make required payments for products delivered.  We estimate this allowance based on the age of the related receivable, knowledge of the financial condition of our customers, review of historical receivable and reserve trends and other pertinent information.  If the financial condition of our customers deteriorates or we experience an unfavorable trend in receivable collections in the future, additional allowances may be required.  Historically, our reserves have approximated actual experience.

•
Inventory.  Inventories are stated at the lower of cost or market.  Cost includes materials, labor and overhead and is determined by the first-in, first-out (FIFO) method.  We review the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors.  If actual market conditions differ from those projected by management, and our estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required.  Historically, our reserves have approximated actual experience.

•
Fair Value Disclosures.  We have certain financial assets recorded at fair value. In accordance with SFAS No. 157, Fair Value Measurement (SFAS 157), we have classified our financial assets as Level 1, 2 or 3 within the fair value hierarchy.  Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset. The majority of our financial assets at September 30, 2008 have been classified as Level 2. These assets have been initially valued at the transaction price and subsequently valued utilizing third party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events. We validate the prices provided by our third party pricing services by understanding the models used, obtaining market values from other pricing sources, if appropriate, and challenging pricing data in certain instances.  Excluding cash equivalents, the largest portion of our marketable securities are comprised of investments that may be sensitive to changes in economic factors such as interest rates or credit spreads.  We have no financial assets classified as Level 3 as of September 30, 2008.

•
Investments.  As of September 30, 2008, and December 31, 2007, we accounted for all of our short-term investments as available-for-sale.  We report our available-for-sale securities at fair value in our Consolidated Balance Sheets with unrealized holding gains and losses, net of tax, included in Accumulated other comprehensive income.  Dividend and interest income, including the amortization of any discount or premium, as well as realized gains or losses, are included in Interest income in our Consolidated Statements of Income.  We periodically evaluate our investments for other-than-temporary impairment.  We did not find it necessary to record any other-than-temporary impairment charges to our short-term investments in the three or nine months ended September 30, 2008 or 2007.

•
Long-Lived Assets.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors.  Estimates of future undiscounted cash flows are highly subjective judgments based on our experience and knowledge of our operations.  These estimates can be significantly impacted by many factors, including changes in global and local business and economic conditions, operating costs, inflation and competitive trends.  If our estimates or underlying assumptions change in the future, we may be required to record impairment charges.  In our continuing operations, we did not find it necessary to record any impairment charges to our tangible or indefinite lived intangible assets in the three or nine months ended September 30, 2008 or 2007.

•
Pension Benefits.  We account for our defined benefit pension plans in accordance with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), an amendment of FASB Statements No. 87, 88, 106 and 132, which requires the recognition of the overfunded or underfunded status of a plan as an asset or liability in the statement of financial position and the recognition of changes in the funded status in the year in which the changes occur through Accumulated other comprehensive income.  Pension expense continues to be recognized in the financial statements on an actuarial basis.  The most significant elements in determining our net pension expense are the expected return on plan assets and appropriate discount rates.  We assumed that the expected weighted average long-term rate of return on plan assets would be 8.25% for 2008.  However, should the rate of return differ materially from our assumed rate, we could experience a material adverse effect on the funded status of our plans and our future pension expense.  The assumed long-term rate of return on assets is applied to a calculated value of plan assets, which recognizes changes in the fair value of plan assets in a systematic manner over five years.  This calculation produces the expected return on plan assets that is included in net pension expense.  The difference between this expected return and the actual return on plan assets is recorded to Accumulated other comprehensive income.  Net periodic pension cost was $0.1 million for the nine months ended September 30, 2008 and $0.3 million for the nine months ended September 30, 2007.  For the potential impact to asset values of our pension plans in 2009, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk – Benefit Plan Valuations.”

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

We adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109 (FIN 48), on January 1, 2007.  As a result of the implementation of FIN 48, we were not required to recognize any change in the liability for unrecognized tax benefits.  The total amount of unrecognized tax benefits as of September 30, 2008, was $1.8 million (including $0.7 million of accrued interest and penalties), the recognition of which would have an effect of $0.6 million on our continuing operations effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits in income tax expense.  We recorded $0.02 million of interest and penalties in continuing operations tax expense for the three months ended September 30, 2008.

SFAS No. 109, Accounting for Income Taxes (SFAS 109), provides certain guidelines to follow in making the determination of the need for a valuation allowance. We must demonstrate that taxable income is expected to be available for future periods sufficient to realize the benefits of temporary differences and carryforwards to avoid recording a valuation allowance against deferred tax assets.  We recorded a valuation allowance for our Canadian subsidiary for the year ended December 31, 2007.  We have determined that no additional valuation allowance was necessary as of September 30, 2008.

•
Foreign Currency Translation and Transactions.  We have foreign manufacturing operations in Italy, China and Canada. Revenue and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. As such, fluctuations in these operations, respective currencies may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign operations. As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the U.S. dollar, which may positively or negatively affect our results of operations attributed to these operations. For the nine months ended September 30, 2008 and 2007, revenue from non-U.S. countries represented 43.3% and 38.5% of our consolidated revenue, respectively.  Other comprehensive income included translation losses of $3.5 million and $1.3 million for the three and nine months ended September 30, 2008, respectively.  Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions.  Sales or purchases in foreign currencies, other than the subsidiary’s local currency, are exchanged at the date of the transaction.  The effect of transaction gains or losses is included in Other income (expense), net in our Consolidated Statements of Income.  Foreign currency transaction gains or losses were not material to the results of operations for the three and nine months ended September 30, 2008 or September 30, 2007, respectively.

•	Recent Accounting Developments

•
In June 2008, the Financial Accounting Standard Board (FASB) issued Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities (FSP 03-6-1).  Under FSP 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computed EPS.  FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on our results of operations, financial condition or liquidity.

•
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in conformance with generally accepted accounting principles. Unlike Statement on Auditing Standards No. 69, The Meaning of Present in Conformity With Generally Accepted Accounting Principles, SFAS 162 is directed to the entity rather than the auditor. The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, and is not expected to have any impact on our results of operations, financial condition or liquidity.

•
In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. FSP 142-3 is not expected to have a significant impact on our results of operations, financial condition or liquidity.

•
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 is effective prospectively for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 161 will have a material impact on our results of operations, financial condition or liquidity.

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

•
On October 10, 2008, FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The provisions of FSP 157-3 did not have an impact on our financial condition or results of operations.

The following charts show our net sales by market segment and geographic location of our manufacturing facilities for the nine months ended September 30, 2008:

Nine Months Ended September 30, 2008 Sales by Market

Nine Months ended September 30, 2008 Sales by Geographic Location of our Manufacturing Facilities

Third Quarter of 2008 Compared to the Third Quarter of 2007

In the first quarter of 2008, we committed to selling our performance racing segment which was comprised of two operating facilities in the United States.  We have classified the performance racing segment as a discontinued operation in our financial results for all periods presented.  We sold Tex Racing Enterprises, Inc. in May 2008 as part of that commitment.  Additionally, with the sale of our precision components segment in January 2007 and its prior classification as discontinued operations, our continuing operations are organized into one strategic segment, friction products.

The following table summarizes our results of operations for the three month periods ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30
	2008	% of Sales	2007	% of Sales
	(dollars in millions)
Net sales	$74.2	100.0%	$51.5	100.0%

Cost of sales	$49.1	66.1%	$39.8	77.2%

Gross profit	$25.1	33.9%	$11.7	22.8%

Selling, technical and administrative expenses	$9.3	12.6%	$7.0	13.6%

Income from operations	$15.6	21.1%	$4.6	8.8%

Interest expense	$(2.0)	-2.7%	$(2.3)	-4.4%

Interest income	$0.5	0.7%	$1.1	2.0%

Other income (expense), net	$1.2	1.6%	$(0.5)	-1.0%

Income taxes	$5.0	6.8%	$0.9	1.8%

Income from continuing operations, after income taxes	$10.3	13.9%	$1.9	3.7%

Discontinued operations, net of tax	$-	0.0%	$(0.3)	-0.5%

Net income	$10.3	13.8%	$1.7	3.2%

Net Sales.  Our net sales for the third quarter of 2008 were $74.2 million, an increase of $22.7 million or 44.1% from the same period in 2007.  Sales increases during the period resulted primarily from increased shipment volumes as a result of strong demand in all of our end markets and new product introductions, pricing actions pursuant to the terms of long-term supply agreements as well as to offset the increase in our raw material input costs, and favorable foreign currency exchange rates.  Of our total sales increase of 44.1% in the third quarter of 2008, volume represented approximately 24.3% of the total percentage points, pricing accounted for approximately 14.4 percentage points, and favorable foreign currency exchange rates represented 5.4 percentage points.

We experienced sales increases in most of our major markets, primarily led by construction and mining, aircraft and defense and agriculture.  Our sales to the construction and mining market, our largest, were up 50.9% in the third quarter of 2008, compared to the third quarter of 2007, as a result of strong global market conditions, especially in a number of developing countries.  Sales in the agriculture sector were up 50.0% in the third quarter of 2008, compared to the third quarter of 2007, as a result of strong market conditions in North and South America.  Our aircraft and defense markets were up 63.7% in the third quarter of 2008, compared to the third quarter of 2007, due to strong demand, especially in our defense market.  Sales to our heavy truck market increased 7.8% during the third quarter of 2008, compared to the third quarter of 2007 as the impact of the 2007 emission standards change negatively impacted our third quarter 2007 sales.  During 2008, we continued to focus our efforts on the friction direct aftermarket that we service through the Velvetouch® and Hawk Performance® brand names.  Sales in this product category were $7.2 million in the third quarter of 2008, compared to $6.9 million in 2007, an increase of 4.3%.

Net sales from our foreign facilities represented 39.9% of our total net sales in the third quarter of 2008 compared to 38.9% for the comparable period of 2007.  Sales at our Italian operation, on a local currency basis, were up 38.4% in the third quarter of 2008, compared to the third quarter of 2007, and sales at our Chinese operation, on a local currency basis, were up 19.6% during the same period.

Cost of Sales.  Cost of sales was $49.1 million during the third quarter of 2008, an increase of $9.3 million, or 23.4%, compared to cost of sales of $39.8 million in the third quarter of 2007.  The primary driver of the increase in our cost of sales in the third quarter of 2008 was increased production volumes through our manufacturing facilities.  Production volume increases represented approximately 19.1 percentage points of the total cost of sales increase of 23.4%.  The effect of foreign currency exchange rates accounted for 4.8 percentage points of our total cost of sales increase of 23.4% during the third quarter of 2008.  As a percent of sales, our cost of sales represented 66.1% of our net sales in the third quarter of 2008 compared to 77.2% of net sales in the third quarter of 2007.  The improvement in our cost of sales percentage was driven by increase volumes, a FIFO benefit of lower cost steel inventories flowing out of inventory during the quarter and product mix partially offset by the effect of foreign currency exchange rates on our cost of sales and the impact of higher costs of a number of our raw material inputs.  The FIFO inventory benefit will not continue through the remainder of 2008 as our higher priced inventory will be matched with sales on a going forward basis.

Gross Profit.  Gross profit was $25.1 million, an increase of $13.4 million, or 114.5%, during the third quarter of 2008, compared to gross profit of $11.7 million for the third quarter of 2007.  Our gross profit margin improved to 33.9% of our net sales in the third quarter of 2008 compared to 22.8% of our net sales in the third quarter of 2007.  The factors impacting the change in gross margin are detailed under Net Sales and Cost of Sales.

Selling, Technical and Administrative Expenses.  Selling, technical and administrative (ST&A) expenses increased $2.3 million, or 32.9%, to $9.3 million in the third quarter of 2008 from $7.0 million during the third quarter of 2007.  As a percentage of net sales, ST&A was 12.6% in the third quarter of 2008 compared to 13.6% in the third quarter of 2007. The increase in ST&A expenses resulted primarily from an increase in incentive compensation, salary and wage expense, totaling approximately 15.2 percentage points of the 32.9% increase to support the higher levels of business activity during the quarter, compared to the third quarter of 2007.  During the third quarter of 2008 we incurred $0.5 million in legal expenses net of insurance reimbursement, related to the previously disclosed SEC and DOJ investigations compared to $0.4 million in the third quarter of 2007.  Additionally, we spent $1.3 million, or 1.8%, of our net sales on product research and development in the third quarter of 2008, compared to $1.2 million or 2.3%, of our net sales for the third quarter of 2007.

Income from Operations. As a result of the factors discussed above, income from operations was $15.6 million in the third quarter of 2008, an increase of $11.0 million or 239.1%, compared to $4.6 million during the third quarter of 2007.  Income from operations as a percentage of net sales increased to 21.1% in the third quarter of 2008 from 8.8% in the same period of 2007 for the reasons discussed above.  The effect of foreign currency exchange rates accounted for 17.6 percentage points of our total operating income increase of 239.1% during the third quarter of 2008.

Interest Expense.  Interest expense decreased $0.3 million during the third quarter of 2008 to $2.0 million from $2.3 million in the third quarter of 2007, as a result of a $22.9 million senior note redemption in August 2007 resulting in lower average debt levels outstanding during the third quarter of 2008 compared to the third quarter of 2007.  Included as a component of Interest expense in our Consolidated Statements of Income is the amortization of deferred financing costs.  Amortization of deferred financing costs was $0.1 million in both the third quarter of 2008 and 2007.

Interest Income.   We invested our excess cash in various short-term interest bearing investments.  Interest income was $0.5 million in the third quarter of 2008 compared to $1.1 million during the third quarter of 2007.  Effective interest rates on our investments have dropped significantly in the quarter ended September 30, 2008, compared to rates available to us in the quarter ended September 30, 2007.

Other Income (Expense), Net.  Other income was $1.2 million during the third quarter of 2008, an increase of $1.7 million compared to expense of $0.5 million reported in the third quarter of 2007.  In the third quarter of 2008, we reported income of $1.3 million from the cancellation of a specific portion of a joint development project.  In the third quarter of 2007, as a result of a partial senior note redemption, we recorded an expense of $0.6 million related to the write-off of deferred financing costs.  There was no comparable expense in the third quarter of 2008.  We reported no foreign currency exchange transaction gains or losses during the third quarter of 2008 compared to foreign currency exchange transaction gains of $0.3 million in the third quarter of 2007.

Income Taxes.  We recorded a tax provision for our continuing operations of $5.0 million for the quarter ended September 30, 2008, compared to $0.9 million in the comparable period of 2007.  Our effective income tax rate of 32.8% in the third quarter of 2008 differs from the current federal U.S. statutory rate of 35.0%, primarily as a result of a lower tax rates in the foreign tax jurisdictions where we have operations.  Our worldwide provision for income taxes is based on annual tax rates for the year applied to all of our sources of income.

Discontinued Operations, Net of Tax. During the first quarter of 2008, we committed to a plan to divest our performance racing segment which operated two facilities in the United States.  In May 2008, we sold Tex Racing Enterprises, Inc. and we continue to negotiate with potential buyers for the remaining business.  The operating activity of the performance racing segment is reflected in the following summary of results of our discontinued operations for the three months ended September 30, 2008 and 2007.  An analysis of discontinued operations is contained in Note 4 “Discontinued Operations” in the accompanying Consolidated Financial Statements of this Form 10-Q.
	Three Months Ended September 30
	2008	2007
	(dollars in millions)
Net sales	$1.1	$2.9
Loss from discontinued operations, before income taxes	$-	$(0.4)
(Loss) gain on sale of discontinued operations, before income taxes	-	-
Income tax (benefit) expense	-	(0.1)
(Loss) income from discontinued operations, after income taxes	$-	$(0.3)

Net Income.  As a result of the factors noted above, we reported net income of $10.3 million in the third quarter of 2008, an increase of $8.6 million, or 505.9% compared to net income of $1.7 million during the third quarter of 2007.

First Nine Months of 2008 Compared to First Nine Months of 2007

The following table summarizes our results of operations for the nine month periods ended September 30, 2008 and 2007, respectively:

	Nine Months Ended September 30
	2008	% of Sales	2007	% of Sales
	(dollars in millions)
Net sales	$211.8	100.0%	$161.0	100.0%

Cost of sales	$148.1	70.0%	$121.8	75.7%

Gross profit	$63.6	30.0%	$39.2	24.3%

Selling, technical and administrative expenses	$29.4	13.9%	$23.6	14.7%

Income from operations	$33.7	15.9%	$15.0	9.3%

Interest expense	$(6.0)	-2.9%	$(7.4)	-4.6%

Interest income	$1.7	0.8%	$2.9	1.8%

Other income (expense), net	$1.6	0.7%	$(0.4)	-0.3%

Income taxes	$10.6	5.0%	$4.3	2.7%

Income from continuing operations, after income taxes	$20.3	9.6%	$5.8	3.6%

Discontinued operations, net of tax	$(1.9)	-0.9%	$10.8	6.7%

Net income	$18.4	8.7%	$16.6	10.3%

Net Sales.  Our consolidated net sales for the nine month period ended September 30, 2008 were $211.8 million, an increase of $50.8 million or 31.6% from the same period in 2007. We experienced sales increases primarily from increased shipment volumes caused by strong demand during the period in all of our end markets and new product introductions, pricing actions pursuant to the terms of  long-term supply agreements and increases to offset higher raw material input costs and favorable foreign currency exchange rates during the period.  Of our total sale increase of 31.6% during the nine months ended September 30, 2008, volume represented approximately 15.3 percentage points, of the total  pricing represented approximately 9.8 percentage points and favorable foreign exchange rates represented 6.5 percentage points.

Our sales to the construction and mining market were up 38.1% in the first nine months of 2008, compared to 2007, as a result of strong global market conditions as well as market share gains.  Sales in the agriculture sector were up 42.6% in the first nine months 2008, compared to the first nine months of 2007.  Our aircraft and defense businesses were up 32.3% in the first nine months of 2008 compared to the same period of 2007.  Sales to our heavy truck market increased 11.1% during the first nine months of 2008 compared to same period of 2007 as the impact of the emission standards change in January 2007 diminished.  During 2008, we continued to focus our efforts on the friction direct aftermarket that we service through the Velvetouch® and Hawk Performance® brand names.  Sales in this product category were $23.6 million in the first nine months of 2008, compared to $19.8 million in 2007, an increase of 19.2% primarily due to strong markets, new customers and product introductions during the period.

Net sales from our foreign facilities represented 43.3% of our total net sales for the nine months ended September 30, 2008, compared to 38.5% for the same period of 2007.  Sales at our Italian operation, on a local currency basis, were up 30.8% in the nine months ended September 30, 2008, compared to the same period of 2007, while sales at our Chinese operation, on a local currency basis, were up 51.1% during the same period.

Cost of Sales.  Cost of sales was $148.1 million during the first nine months of 2008, an increase of $26.3 million, or 21.6%, compared to cost of sales of $121.8 million in the first nine months of 2007.  The primary driver of the increase in our cost of sales for the nine months ended September 30, 2008, was increased production volumes through our manufacturing facilities.  Production volume increases represented approximately 13.1 percentage points and increased manufacturing costs represented 2.7 percentage points of the total cost of sales increase of 21.6%.  Our manufacturing costs were favorably impacted during the period by a FIFO benefit lower cost steel inventories flowing out of inventory during the third quarter of 2008 and by lean manufacturing and localization initiatives.  The effect of foreign currency exchange rates accounted for 5.8 percentage points of our total cost of sales increase of 21.6% during the first nine months of 2008.  As a percent of sales, our cost of sales represented 70.0% of our net sales for the nine month period ended September 30, 2008, compared to 75.7% of net sales in same period of 2007.  The improvement in our cost of sales percentage was driven by increased volumes, the  FIFO inventory benefit and product mix partially offset by the effect of foreign exchange rates on our cost of sales as well as the impact of higher costs of a number of our raw material inputs.

Gross Profit.  Gross profit increased $24.4 million to $63.6 million during the first nine months of 2008, a 62.2% increase compared to gross profit of $39.2 million for the same period of 2007. Our gross profit margin improved to 30.0% of our net sales in the first nine months of 2008 compared to 24.3% of our net sales in the same period of 2007.  The factors impacting the change in gross margin are detailed under Net Sales and Cost of Sales.

ST&A Expenses.  ST&A expenses increased $5.8 million, or 24.6%, to $29.4 million for the first nine months of 2008 from $23.6 million during the first nine months of 2007. As a percentage of net sales, ST&A expenses decreased to 13.9% for the first nine months of 2008 compared to 14.7% for the same period of 2007. The increase in ST&A expenses resulted primarily from an increase in employee incentive compensation, salary and wages expenses totaling approximately 15.2 percentage points of the 24.6% increase to support the higher levels of business activity during the nine months ended September 30, 2008.  We spent $0.9 million in legal fees, net of insurance reimbursement during the first nine months of 2008 compared to $1.3 million during the first nine months of 2007 related to the previously announced SEC and DOJ investigations.  We spent $4.0 million, or 1.9% of our net sales on product research and development for the first nine months of 2008 compared to $3.4 million or 2.1% of our net sales for the same period of 2007.

Income from Operations. As a result of the factors discussed above, income from operations was $33.7 million for the first nine months of 2008, an increase of $18.7 million or 124.7%, compared to $15.0 million during the same period of 2007.  Income from operations as a percentage of net sales increased to 15.9% for the first nine months of 2008 from 9.3% in the comparable period of 2007.  The effect of foreign currency exchange rates accounted for 18.6 percentage points of our total operating income increase of 124.7% during the nine months ended September 30, 2008.

Interest Expense.  Interest expense decreased $1.4 million during the nine month period ended September 30, 2008, to $6.0 million from $7.4 million in the comparable period of 2007 as a result of  a $22.9 million senior note redemption in August 2007 resulting in lower average debt levels outstanding during 2008 compared to 2007.  Included as a component of Interest expense in our Consolidated Statements of Income is the amortization of deferred financing costs.  Amortization of deferred financing costs included in interest expense was $0.3 million for both the nine months ended September 30, 2008 and 2007.

Interest Income.  We invested our excess cash into various short-term interest bearing investments.  As a result of these investments, interest income was $1.7 million during the nine months ended September 30, 2008 compared to $2.9 million during the nine months ended September 30, 2007.  The decline in interest income was primarily the result of fewer funds available for investment resulting from the senior note debt paydown in August 2007 as well as lower interest rates on available investments during 2008 compared to the same period in 2007.

  Other Income (Expense), Net.  Other income was $1.6 million, an increase of $2.0 million compared to expense of $0.4 million reported for the first nine months of 2008.  In the third quarter of 2008, we reported income of $1.3 million from the cancellation of a specific portion of a joint development project. During the nine month period ended September 30, 2007, as a result of a partial senior note redemption, we recorded an expense of $0.6 million related to the write-off of deferred financing costs.  There was no comparable expense in the same period of 2008.  Additionally, we reported foreign currency exchange transaction gains of $0.4 million during the nine months ended September 30, 2008, compared to foreign currency exchange transaction losses of $0.3 million in the nine month period of 2007.

Income Taxes.  We recorded a tax provision for our continuing operations of $10.6 million for the nine months ended September 30, 2008, compared to $4.3 million in the same period of 2007.  Our worldwide provision for income taxes is based on annual tax rates for the year applied to all of our sources of income.  During 2007, the Italian government passed a major tax reform act which lowered the statutory rate from 37.25% to 31.4%.  The change became effective January 1, 2008.  During the nine months ended September 30, 2008, we recorded a one-time benefit of $0.4 million at a foreign subsidiary for a reversal of accelerated depreciation.  We also recorded a one-time benefit of $0.2 million for a depreciation change of method.  Excluding these benefits, the effective rate would have been 36.7% for the nine months ended September 30, 2008.

Discontinued Operations, Net of Tax.  During the first quarter of 2008, we committed to a plan to divest our performance racing segment.  In May 2008, we sold Tex Racing Enterprises, Inc. and reported a loss on the sale of $1.9 million for the nine months ended September 30, 2008.  In February 2007, we sold our precision components segment.  We have accounted for both of these business segments in our financial statements on the line item “Discontinued operations, net of tax.”  The operating activity of the performance racing and precision components segments are reflected in the following summary of results of our discontinued operations for the nine months ended September 30, 2008 and 2007.  An analysis of Discontinued Operations is contained in Note 4 “Discontinued Operations” in the accompanying unaudited Consolidated Financial Statements of this Form 10-Q.

	Nine Months Ended September 30
	2008	2007
	(dollars in millions)
Net sales	$6.8	$17.7
Loss from discontinued operations, before income taxes	$(0.9)	$(2.1)
(Loss) gain on sale of discontinued operations, before income taxes	(1.9)	15.0
Income tax (benefit) expense	(0.9)	2.1
(Loss) income from discontinued operations, after income taxes	$(1.9)	$10.8

Net Income.  As a result of the factors noted above, including the gain on the sale of our precision components segment of $15.0 million in the first quarter of 2007 included as part of our discontinued operations in 2007, we reported net income of $18.4 million in the nine months ended September 30, 2008 compared to net income of $16.6 million in the nine months ended September 30, 2007 an increase of 10.8%.

Liquidity and Capital Resources

Our primary financing requirements are:

•	for capital expenditures for maintenance, replacement and acquisition of equipment, expansion of capacity, productivity improvements, research and product development,
•	for funding our day-to-day working capital requirements, and
•	to pay interest on, and to repay principal of, our indebtedness.
Historically, our primary source of funds for conducting our business activities and servicing our indebtedness has been cash generated from operations, cash on hand and borrowings under our bank facilities and our senior notes.  Currently, we also have available to us the sale proceeds of the precision components segment.  The following selected measures of liquidity and capital resources outline various metrics that are reviewed by our management in the ordinary course of the operations of our business and are provided to our stockholders to enhance their understanding of our business.  We have maintained sufficient cash to sustain operations during all periods presented.

Selected Measures of Liquidity and Capital Resources from Continuing Operations

	September 30
	2008	2007
	(dollars in millions)
Cash and cash equivalents	$42.3	$15.9
Short-term investments	$44.8	$58.1
Working capital (1)	$128.5	$115.6
Current ratio (2)	3.2 to 1	3.8 to 1
Net debt as a % of capitalization (3)	0.0%	17.1%

(1)	Working capital is defined as current assets minus current liabilities.
(2)	Current ratio is defined as current assets divided by current liabilities.
(3)	Net debt is defined as long-term debt, including current portion, and short-term borrowings, less cash and short-term investments. Capitalization is defined as net debt plus shareholders’ equity.

Cash and cash equivalents increased $26.4 million from September 30, 2007.  One driver of the increase was a decision made by the Company during the third quarter of 2008 to invest the proceeds from the sale or maturity of our available for sale commercial paper investments in money market funds, due to the overall uncertainty in the commercial paper market.  As a result of this investment decision, short-term investments decreased $13.3 million.  In addition, cash at our Italian facility has increased $5.4 million due an overall increase in sales levels and to differences in the timing of collections of accounts receivable in the third quarter of 2008 compared to the third quarter of 2007.  Lastly, the Company continues to generate positive cash from its current operations, which provided $13.8 million during the nine month period ended September 30, 2008 and $11.8 million during the nine month period ended September 30, 2007.

Working capital of $128.5 million at September 30, 2008 increased by $12.9 million from $115.6 million at September 30, 2007.  The increase was primarily due to the $12.4 million increase in accounts receivable that resulted from increased sales in 2008, the $9.4 million increase in inventory to support higher levels of sales, and the $13.1 million increase in the sum of cash and cash equivalents and short-term investments.  These increases were partially offset by the increase in accounts payable of $9.7 million, the increase in accrued taxes of $5.5 million due to increased taxable income and changes in FIN 48 items and a net increase in other working capital items.

At September 30, 2008, the Company’s current ratio was 3.2, a decrease from the current ratio of 3.8 at September 30, 2007.  The reduction in the current ratio was due primarily to increases in cash and cash equivalents, accounts receivable and inventory that were more than offset by increases in accounts payable, accrued taxes and other current accruals on a percentage basis.

Net debt as a percentage of capitalization is 0% at September 30, 2008 because the Company’s total net debt as defined above is $0.  Total net debt at September 30, 2007 was $13.2 million.

Contractual Obligations and Other Commercial Commitments

There have been no material changes to the contractual obligations table presented in our Annual Report on Form 10-K for the year ended December 31, 2007.  The table excludes our long-term liability for unrecognized tax benefits, which totaled $0.6 million as of September 30, 2008 and $0.7 million December 31, 2007, because we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

Debt

The following table summarizes the components of our indebtedness:

	September 30	December 31
	2008	2007
	(dollars in millions)
Senior notes	$87.1	$87.1
Bank facility	-	-
Other	-	0.1
Total debt	$87.1	$87.2

At September 30, 2008, there were no amounts borrowed under our bank facility and $0.8 million of letters of credit outstanding under our $5.0 million letter of credit sub-facility.  At September 30, 2008, we had $21.9 million available to borrow under our $30.0 million bank facility based on our eligible collateral less the letters of credit outstanding.

We have entered into a short-term, variable-rate, unsecured line of credit of up to $3.3 million (2.3 million Euros) with an Italian financial institution at our facility in Italy.  There were no borrowings under this credit facility at September 30, 2008.

As of September 30, 2008, we were in compliance with the provisions of all of our debt instruments.

Cash Flow

The following table summarizes the major components of cash flow:

	Nine Months Ended September 30
	2008	2007
	(dollars in millions)
Cash provided by operating activities of continuing operations	$13.8	$11.8
Cash provided by investing activities of continuing operations	6.2	31.6
Cash provided by (used in) financing activities of continuing operations	0.2	(26.2)
Effect of exchange rates on cash	(0.4)	0.4
Cash provided by (used in) discontinued operations	0.5	(7.9)
Net increase in cash and cash equivalents	$20.3	$9.7

Cash provided by our operating activities from continuing operations was $13.8 million for the nine month period ended September 30, 2008, compared to cash provided by operations of $11.8 million for the same period in 2007.  Our income from continuing operations, after income taxes increased to $20.3 million in the nine month period ended September 30, 2008 compared to $5.8 million in the same period in 2007.  However, operating cash flows have been impacted by the use of $13.6 million and $5.9 million, respectively, of cash related to increases in accounts receivable and inventory in the 2008 period resulting from increased sales volume.

Our investing activities from continuing operations provided $6.2 million for the period ended September 30, 2008, compared to cash provided by investing activities of $31.6 million for the period ended September 30, 2007.  During the third quarter of 2008, we received cash proceeds of $0.3 million from the sale of our Tex Racing facility, which was reported as a discontinued operation as of March 31, 2008.  In the first quarter of 2007, we received cash proceeds from the sale of our precision components segment of $93.4 million.  Net short-term investment activity in the nine months ended September 30, 2008, generated $14.1 million of cash compared to the use of $55.9 million in the comparable prior year period.

We used $9.2 million and $5.8 million for the purchase of property, plant and equipment in the periods ended September 30, 2008 and 2007, respectively.  We estimate capital expenditures will be an additional $8.0 million for the remainder of 2008.  Planned expenditures for the remainder of 2008 include plant improvements and expansion, machinery, equipment and tooling for new products, and research and development initiatives.  The principal sources of financing for these capital expenditures will be existing cash and internally generated funds.
Cash provided by financing activities was $0.2 million for the period ended September 30, 2008, compared to cash used of $26.2 million for the period ended September 30, 2007.  We used $0.3 million and $3.0 million to repurchase shares pursuant to our previously announced stock repurchase program in the periods ended September 30, 2008 and 2007, respectively.  As of June 30, 2008, the stock repurchase program was complete.  We received $0.4 million in government grants during the third quarter of 2008.  In the 2007 period, we repaid $35.0 million of outstanding debt, including the repayment of $1.0 million of local debt of our Chinese facility and $22.9 million of Senior Notes related to our tender offer completed during the third quarter of 2007.  We had no outstanding borrowings under our bank facility at September 30, 2008 or 2007.

We believe that cash, cash equivalents, interest on and proceeds from short-term investments, cash flow from operating activities and borrowing availability under our bank facilities will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs for the next twelve months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures.  The following discussion about our market risk disclosures involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements.  We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.  In seeking to minimize the risks and costs associated with market risk, we manage our exposures to interest rates and foreign currency exchange rates through our regular operating and financial activities and through foreign currency hedge contracts.  We had no foreign currency hedge contracts outstanding as of September 30, 2008.  We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity.  At September 30, 2008, none of our total outstanding debt bore interest at a variable rate.  Typically, our primary interest rate risk exposure results from floating rate debt and investment instruments.  Our cash is primarily invested in bank deposits, money market funds and other marketable debt securities, including commercial paper and U.S. agency debt. The assets held by our non-qualified deferred compensation plan are invested in equity securities.  The primary objective of our investments is to preserve principal while maximizing yields without significantly increasing risk.  In undertaking this strategy, we are exposed to financial market risks including default risk, cash balances included in bank deposits exceeding insurance limits set by the Federal Deposit Insurance Corporation, changes in marketable debt prices, equity security prices and interest rates.  Due to the short-term nature of our investments, a 1% change in market interest rates would have an impact of approximately $0.9 million on an annual basis as of September 30, 2008.

Inflation Risk.  We manage our inflation risks by ongoing review of product selling prices and production costs.  Overall, the impact of inflation has not been significant to us because of the relatively low rates of inflation experienced by us during the last few years.  However, in recent months, we have faced inflationary and other pricing pressures with respect to steel, copper and fuel, which have been partially mitigated by pricing adjustments to our customers, though we do usually experience delays between our raw material cost increases and sales price increases.  The ability to pass on these expected price increases to our customers is dependent on market conditions.  Inflation or other pricing pressures could impact any or all of these components, with a possible adverse effect on our profitability, especially where increases in these raw material costs exceed price increases on products we are able to pass on to our customers.

Foreign Currency Exchange Risk.  We have foreign manufacturing operations in Italy, China and Canada. Revenue and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. As such, fluctuations in these operations respective currencies may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign operations. As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the U.S. dollar, which may positively or negatively affect our results of operations attributed to these operations. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions.  Sales or purchases in foreign currencies, other than the subsidiary’s local currency, are exchanged at the date of the transaction.  The effect of transaction gains or losses is included in Other income (expense), net in our Consolidated Statements of Income.

Benefit Plan Valuations.  Asset returns for our defined benefit pension plans have been significantly impacted through September 30, 2008, by the overall decrease in fair market value that has been experienced on a year-to-date basis on our pension plan assets. As a result, we believe that our actual plan asset returns could be significantly reduced from our expected rate of return used to measure pension expense for the year ended 2008, which could result in a lower fair market value of plan assets at year end. We also believe that current market conditions may lead to an increase in the discount rate used to value the year-end benefit obligations covered by these plans, which could partially mitigate the effects of the lower asset returns. Overall, we expect that the net effects of actual plan asset returns, potentially lower fair market values at year-end 2008 and any increase in the year-end discount rate could lead to significantly higher pension expense in 2009 as compared to 2008.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of September 30, 2008, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer and  Chief Financial Officer, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting in the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have no material changes to the disclosures on this matter since the end of our most recent fiscal year, December 31, 2007, filed on Form 10-K on March 17, 2008 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2008 filed on May 9, 2008, with the exception of a risk factor related to investment risk of our marketable securities.

There has been significant deterioration and instability in the financial markets.

Even though we believe we take a conservative approach to investing our funds, this period of disruption in the financial markets could expose us to investment risk, including the risks that the value and liquidity of our investments could deteriorate significantly and the issuers of the securities we hold could be subject to credit rating downgrades.  Any loss of value could result in future impairment charges with respect to our investment portfolio and cash flows and our operating results could be negatively affected.  As of November 6, 2008, the majority of our marketable securities were invested in U.S. Treasury bills, U.S. Government Agency notes and money market funds, which are guaranteed under a recently adopted money market fund guarantee program by the Board of Governors of the Federal Reserve System.

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

Date: November 6, 2008                                                                           HAWK CORPORATION

By: /s/ RONALD E. WEINBERG
Ronald E. Weinberg
Chairman of the Board and Chief Executive Officer

By: /s/ JOSEPH J. LEVANDUSKI
Joseph J. Levanduski
Vice President and Chief Financial Officer