Form 10-K
period 2008-12-31
HAWK CORP
filed 2009-03-10
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2008

Commission File No. 001-13797

HAWK CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	34-1608156
(State of incorporation)	(I.R.S. Employer Identification No.)

200 Public Square, Suite 1500, Cleveland, Ohio 44114
(Address of principal executive offices) (Zip Code)

(216) 861-3553
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, par value $.01	NYSE Alternext US (Formerly American Stock Exchange)
8 3/4% Senior Notes due 2014	NYSE Alternext US (Formerly American Stock Exchange)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.  (Check one):
Large Accelerated Filer ☐    Accelerated Filer ☑   Non-accelerated Filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act: YES ☐  NO ☑

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2008 was $112,599,676 (based on the closing price as quoted on the American Stock Exchange on that date).

As of March 2, 2009, the registrant had 8,689,109 shares of Class A Common Stock, net of treasury shares, and 0 shares of Class B non-voting Common Stock outstanding. As of that date, non-affiliates held 5,781,967 shares of Class A Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders of Hawk Corporation to be held on May 19, 2009 are incorporated by reference into Part III of this Form 10-K.

As used in this Form 10-K, the terms “Company,” “Hawk,” “Registrant,” “we,” “us” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2008.

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

Founded in 1989, Hawk Corporation is a holding company that through our subsidiaries, enjoys customer relationships that span 50 years or more and has a manufacturing history dating back to 1920. Our common stock has been publicly traded since 1998 under the symbol “HWK”.

Friction Products Segment Information

We benefit from a deep and diversified customer base, with approximately 500 total customers.  While we are dependent on a small number of customers for a large portion of our sales, we sell multiple product applications to each of those customers.  For the year ended December 31, 2008, our top five customers made up approximately 43.9% of our total net sales.  Our largest customer, Caterpillar, accounted for approximately 19.1% of our total net sales in 2008.  We are a preferred supplier to many of the world’s largest and most well-known brand name original equipment manufacturers, including Caterpillar, Meggitt Aircraft Braking Systems, Eaton, Goodrich, CNH, Volvo and Carraro. We believe that more than 80% of our net sales are from products for which we are the sole source provider for the specific customer application. We offer our customers full service capabilities, from design through production, and work closely with original equipment manufacturers to improve performance and develop product innovations to generate increased sales. We also benefit from a diversified product list, with over 5,000 total products, none of which accounted for more than 5% of our net sales in 2008. We do not target the cyclical consumer automotive sector.  For the year ended December 31, 2008, we generated net sales of $269.6 million and income from operations of $39.2 million, representing an operating margin of 14.5%.  We define operating margin as our income from operations as a percentage of our net sales.

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

•	the largest supplier of friction materials for the growing general aviation market, including numerous new and existing series of Cessna, Hawker, Lear and Pilatus aircrafts,

•	a leading domestic supplier of friction products into performance, defense and specialty markets such as military vehicles, motorcycles, race cars, performance automobiles, ATV’s and snowmobiles, and

•
a leading supplier of critical stack components used in the manufacture of phosphoric acid fuel cells.  The fuel cells which use our stack components dominate the on-site stationary fuel cell market.  We are working with the State of Ohio to develop manufacturing equipment and processes which advance the state of fuel cell component manufacturing.

Discontinued Operations

During the first quarter of 2008, we committed to a plan to sell our performance racing segment, with two operating facilities in the United States.  This segment, which engineers, manufactures and markets premium branded clutches, transmissions and driveline systems for the performance racing market, failed to achieve a certain level of profitability and, after completing an extensive analysis, we determined that a divestiture of this segment would allow us to concentrate on our remaining friction products segment.  On May 30, 2008, we completed the sale of our performance racing facility in North Carolina and reported a loss on sale of $1.9 million ($1.3 million, net of tax).  This loss is reported in (Loss) income from discontinued operations, net of tax in the Consolidated Statement of Operations for the year ended December 31, 2008.  On December 22, 2008, we completed the sale of our performance racing facility in Illinois and reported no gain or loss on the transaction.  As a result, there are no remaining assets or liabilities of the performance racing segment classified as discontinued operations in the Consolidated Balance Sheet at December 31, 2008.

As previously reported in our Form 10-K for the year ended December 31, 2007, the sale of our precision components segment closed in the first quarter of 2007, and we reported a gain on sale of the precision components segment of $15.0 million ($11.9 million, net of tax).  This gain is reported in (Loss) income from discontinued operations, net of tax in the Consolidated Statement of Operations for the year ended December 31, 2007.  There are no remaining assets or liabilities of the precision components segment classified as discontinued operations recorded in the Consolidated Balance Sheets for any period presented in this Form 10-K.

On March 29, 2006, we entered into an agreement to sell the Monterrey, Mexico facility which was finalized in the fourth quarter of 2006.  We received $0.1 million in cash and a note receivable of $1.2 million for the inventory and certain other assets of this facility, and recognized no gain or loss on the transaction.  During the fourth quarter of 2008, the note holder defaulted on its repayment obligation and we recorded a reserve of $1.0 due to our uncertainty of collecting the remaining outstanding balance of the note receivable.  This expense is reported in (Loss) income from discontinued operations, after income taxes in the Consolidated Statement of Operations for the year ended December 31, 2008.  Also during the fourth quarter of 2008, we received a favorable ruling from the Mexican tax authority related to a tax assessment that had been received in the fourth quarter of 2007.  (Loss) income from discontinued operations, after income taxes was favorably impacted by approximately $0.8 million for the year ended December 31, 2008 as a result of this favorable ruling.  There are no remaining assets or liabilities of the motor segment classified as discontinued operations recorded in the Consolidated Balance Sheet for any period presented in this Form 10-K.

Operating results from discontinued operations are summarized as follows:

	Year Ended December 31
	2008	2007	2006
	(dollars in millions)
Net sales	$7.4	$20.1	$111.0

(Loss) income from discontinued operations, before income taxes	$(1.8)	$(3.1)	$7.6
Goodwill impariment charge	-	-	(4.5)
(Loss) gain on sale of discontinued operations, before income taxes	(1.9)	15.0	-
Income tax (benefit) expense	(2.0)	2.4	1.7
(Loss) income from discontinued operations, after income taxes	$(1.7)	$9.5	$1.4

Business Strategy

Our business strategy includes the following principal elements:

•
Continued Product Innovation. We believe that we are an industry leader in the development of systems, processes and technologies that enable us to manufacture friction products with numerous performance advantages, such as greater wear resistance, increased stopping power, lower noise and smoother engagement. We are committed to maintaining our technological advantages. As a result, we are focusing our research and development efforts on improving our existing products and developing materials and technologies for new applications for our existing end markets. We seek new product developments and production techniques that will enable us to develop new applications for our existing end markets. For the year ended December 31, 2008, we spent $5.4 million, or 2.0% of our net sales, on research and development, an increase of $0.8 million, or 17.4%, compared to $4.6 million, or 2.1%, of our net sales for the year ended December 31, 2007.

•
Focus on High-Margin, Specialty Applications. We focus on markets that require sophisticated engineering and production techniques and in which we have achieved a significant market share. We seek to compete in markets requiring a high level of engineering expertise and technical capability, rather than in markets in which the primary competitive factor is product pricing. Our gross margins were 28.6% for the year ended December 31, 2008 and 23.8% for the year ended December 31, 2007.  Our gross margins in 2008 and 2007 were positively impacted by increased pricing that began during the last half of 2007 and continued through 2008, strong market conditions during all of 2007 and through the first 10 months of 2008 in most of the markets that we serve and operating improvements at our domestic friction products facilities.

•
Capitalize on Aftermarket Opportunities. We estimate that total aftermarket sales of our friction products have comprised approximately 40% to 50% of friction product sales in recent years. Our aftermarket sales enable us to reduce our exposure to adverse economic cycles in the original equipment markets. Sales of our friction products can offer decades of continued sales for products such as aircraft brakes, heavy duty trucks and construction equipment. We have expanded our aftermarket sales force to focus on increasing direct aftermarket sales under our Velvetouch® and Hawk Performance® brands, to fleets and retail customers.  For the year ended December 31, 2008, our direct aftermarket sales were $28.9 million, or 10.7% of our sales, an increase of 11.1% from 2007.

•
Institute Cost-Reduction Initiatives. To maintain our profit margins in highly competitive markets and in periods of rising raw material costs, we aggressively manage our operating cost structure.  Through various cost reduction programs, lean manufacturing initiatives and Six Sigma projects, we continue to look for ways to lower the total cost of manufacturing our products. We use an incentive based compensation system to further align our employees with our focus on providing products of the highest quality and at the lowest cost.

•
Globalization. In addition to the United States, we have friction manufacturing facilities in Italy, Canada and China and sales offices in Russia, Mexico and India. Through our worldwide distribution network, we continue to selectively expand our international operations in established markets throughout Europe, Asia, North America, South America and Australia. We also market to domestic Asian customers from our facility in China. Our international net sales represented $112.2 million, or 41.6%, of our consolidated net sales for the year ended December 31, 2008, and $84.2 million, or 39.0%, of our consolidated net sales in 2007.

•
Divestitures/Acquisitions. During the fourth quarter of 2006, we made a strategic decision to focus our corporate resources on the friction products business and committed to a plan to sell our precision components segment.  The sale of our precision components segment was finalized during the first quarter of 2007.  During the first quarter of 2008, we committed to a plan to sell our performance racing segment.  The sale of our two performance racing segment businesses were completed in May and December of 2008.  In keeping with the strategy of focusing on our friction business, we are reviewing opportunities to acquire additional friction operations that will support our business plan.

Our principal offices are located at 200 Public Square, Suite 1500, Cleveland, Ohio 44114-2301, and we can be reached by telephone at (216) 861-3553.  Our web site address is: www.hawkcorp.com.

Our Principal Markets and Products

We focus on supplying the off-highway, on-highway, industrial, agricultural, aircraft, and performance racing markets with components that require sophisticated engineering and production techniques for applications where we have achieved a significant market share. We have diversified our end markets through product line expansions. We believe that diversification has reduced our economic exposure to the cyclical effects of any particular industry. For the year ended December 31, 2008, our sales by principal markets were:

2008 Sales by Principal Markets

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

End Markets. We supply a variety of friction products for use in brakes, clutches and transmissions on construction, mining and agriculture equipment, aircraft, trucks and specialty vehicles. These components are designed to precise friction characteristics and mechanical tolerances, permitting brakes to stop or slow a moving vehicle and the clutch or transmission systems to engage or disengage. We believe we are a leading supplier to original equipment manufacturers and to the aftermarket. We also believe that our trademarks, including Velvetouch® and Hawk Performance®, are well known to the direct aftermarket for these components. The use of our friction products in conjunction with a new or existing brake, clutch or transmission system provides us with the opportunity to supply the aftermarket with the friction product for the life of the system.

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

•
Agriculture Equipment. We supply friction products such as clutch facings, transmission discs and brake components to manufacturers of agriculture equipment, including John Deere and CNH. We believe we are one of the largest domestic suppliers of these types of friction products. Replacement components for agricultural equipment are sold through original equipment manufacturers, as well as directly to aftermarket distributors.

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

•
Performance and Specialty Friction. We supply friction products for use in specialty applications, such as brake pads for Bombardier, Polaris and Arctic Cat snowmobiles, race cars and performance automotive vehicles, fleet vehicles such as delivery trucks, police cars and ambulances as well as motorcycles. We believe that we have increased our market share with our combination of superior quality and product performance. Our replacement components are sold through original equipment manufacturers and directly to aftermarket distributors through relationships with national automotive retailers such as Tire Rack.

•
Alternative Energy.  We supply critical stack components used in manufacture of phosphoric acid fuel cells.  The fuel cells that use our stack components dominate the on-site stationary fuel cell market.  We are working with the State of Ohio to develop manufacturing equipment and processes that advance the state of the fuel cell component manufacturing.

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

Our Global Operations

In addition to the United States, we operate friction manufacturing facilities in Orzinuovi, Italy, Suzhou, China, and Ontario, Canada.  In addition, we operate sales offices in Russia, India and Mexico.  Our international operations are subject to the usual risks of operating in foreign jurisdictions. Risks inherent in international operations include the following:

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
Net sales from our international facilities represented $112.2 million, or 41.6% of our consolidated net sales in 2008 compared to $84.2 million, or 39.0% of our consolidated net sales in 2007, an increase of 33.3% in 2008.

2008 Sales by Geographic Location of our Manufacturing Facilities

For information regarding our net sales, income from operations, net income, and total assets by geographic area see Note 16 "Business Segments” in the accompanying Consolidated Financial Statements of this Form 10-K.

Our Technology

We believe we are an industry leader in the development of systems, processes and technologies that enable the manufacturing of friction products with numerous performance advantages, such as greater wear resistance, increased stopping power, lower noise and smoother engagement. Our expertise is evidenced by our aircraft brake components, which are currently being installed on many of the braking systems of Boeing Company’s commercial aircraft and Bombardier’s Canadair regional jet series of commuter aircraft, as well as new series of industrial equipment from various original equipment manufacturers.

We maintain an extensive library of proprietary friction product formulas that serve as starting points for new product development. Each formula has a specific set of ingredients and processes to generate repeatability in production. A slight change in a mixture can produce significantly different performance characteristics. We use a variety of technologies and materials in developing and producing our products, such as graphitic and cellulose composites. We believe our expertise in the development and production of products using these different technologies and materials gives us a competitive advantage over other friction product manufacturers.

Our expenditures for product research and development and engineering were $5.4 million, or 2.0% of net sales, for the year ended December 31, 2008, compared with $4.6 million, or 2.1% of net sales, in 2007.

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

We sell our friction products to a diversified group of original equipment manufacturers, second tier component suppliers, retailers and distributors in a wide variety of markets.  Our top five customers represented 43.9% of our consolidated net sales in 2008 compared to 45.2% of our consolidated net sales in 2007. Our largest customer, Caterpillar, represented approximately 19.1% of our consolidated net sales in 2008 and 17.7% in 2007.

How We Market and Sell Our Products

We market our products globally through product managers and direct sales professionals, who operate primarily from our facilities in the United States, Italy, China and Canada, and sales offices in Russia, India and Mexico. Our product managers and sales force work directly with our engineers who provide the technical expertise necessary for the development and design of new products and for the improvement of the performance of existing products. Our friction products are sold both directly to original equipment manufacturers and to the aftermarket through our original equipment customers and a network of distributors and representatives throughout the world.

Our Competition

Our success depends on our ability to continue to meet our customers’ changing specifications with respect to reliability and timeliness of delivery, technical expertise, product design capability, manufacturing expertise, operational flexibility and customer service.

We compete for new business principally at the beginning of the development of new applications and at the redesign of existing applications by our customers. For example, new model development for our aircraft braking system customers generally begins two to five years before full-scale production of new braking systems. Initiatives by customers to upgrade existing products typically involve long lead times as well. We also compete with manufacturers using different technologies, such as carbon composite (carbon-carbon) friction materials for aircraft braking systems. Carbon-carbon braking systems are significantly lighter than the metallic aircraft braking systems for which we supply friction materials, however they are generally more expensive. The carbon-carbon brakes are typically used on wide-body aircraft, such as the Boeing 747, 767, 777 and 787, and on military aircraft, where the advantages in reduced weight may justify the additional expense.

The Suppliers and Prices of Raw Materials We Use

We require substantial amounts of raw materials, including copper and iron powders, steel and custom-fabricated cellulose sheet. Substantially all of the raw materials we require are purchased from third party suppliers and are generally in adequate supply. However, the availability and costs of raw materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation among their customers to other purchasers, interruptions in production by suppliers and changes in exchange rates and worldwide price and demand levels. We are not currently party to any material long-term supply agreements. Our inability to obtain adequate supplies of raw materials for our products at favorable prices could have a material adverse effect on our business, financial position or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis.

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

Our Intellectual Property

Our federally registered trademarks include Hawk®, Wellman Friction Products®, Wellman Products Group®, Hawk Brake®, Hawk Performance®, Fibertuff®, Feramic®, Velvetouch®, Velvetouch Feramic®, Velvetouch®, Fibertuff®, Hawk Performance®, and Black Hawk™ are our principal trademarks for use in our direct aftermarket sales effort. To protect our intellectual property, we rely on a combination of internal procedures, confidentiality agreements, patents, trademarks, trade secrets law and common law, including the law of unfair competition.

Personnel

At December 31, 2008, we had approximately 670 domestic employees and 440 international employees at our operations. Approximately 270 employees at our Orzinuovi, Italy facility are represented by a national mechanics union agreement that expires in December 2009 and approximately 30 employees at our Akron, Ohio facility are covered under a collective bargaining agreement with the United Automobile Workers expiring in July 2009.  Additionally, 267 of our Italian employees are also covered by an internal facility agreement that expired in December 2008. Contract negotiations for a new agreement are ongoing.  We expect that the expired agreement will be renewed shortly and the expiring contracts will be renewed on a timely basis.  Our labor relations are generally satisfactory, and there have been no major work stoppages in recent years.

ITEM 1A.                      RISK FACTORS

Cautionary Note Regarding Forward-Looking Statements

Statements that are not historical facts, including statements about our confidence in our prospects and strategies and our expectations about growth of existing markets and our ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. In addition to statements which are forward-looking by reason of context, the words "believe," "expect," "anticipate," "intend," "designed," "goal," "objective," "optimistic," "will" and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as guarantees of performance. Although we believe that our plans, objectives, intentions and expenditures reflected in our forward-looking statements are reasonable, we can give no assurance that our plans, objectives, intentions and expenditures will be achieved.  Our forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements. These risks and other factors include those listed under Item 1A "Risk Factors" and elsewhere in this report.

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

Current economic conditions and uncertain economic outlook could adversely affect our results of operations and financial position.

The global economy is currently undergoing a period of unprecedented volatility, which has affected the demand for our products in industrial, aircraft and performance automotive equipment markets.  A prolonged period of economic decline could have a material adverse effect on our results of operations and financial position and exacerbate the other risk factors we have described below.  Possible effects of current and/or future adverse economic conditions on our business include: decrease in purchases or usage of our products by customers; reduction in purchases of our products by our customers due to their efforts to reduce inventory and conserve cash or their inability to obtain financing; disruption in our business due to our inability to obtain raw material from our suppliers; decreased profit margins due to less demand for our products; and the potential of higher level of customer collection delinquencies due to the current economic environment.

There has been significant deterioration and instability in the financial markets.

The deterioration and instability of the financial markets could expose us to investment risk, including the risks that the value and liquidity of our investments could deteriorate significantly and the issuers of the securities we hold could be subject to credit rating downgrades.  Any loss of value could result in future impairment charges with respect to our investment portfolio and cash flows and our operating results could be negatively affected.  As of March 2009, substantially all of our cash equivalents and short-term investments were invested in U.S. Government agency notes, corporate commercial paper and money market funds, which are guaranteed under a recently adopted money market fund guarantee program by the Board of Governors of the Federal Reserve System.

We may not fully realize the benefits from our cost reduction initiatives and our plans may have insufficiently addressed market conditions.

In November 2008, we began implementing cost reduction initiatives, which included work force reductions, discretionary spending cut-backs, freezing of pay rates for salaried employees and continued focus on lean manufacturing.  No assurance can be given that the implementation of the cost reduction initiatives will generate all of the anticipated cost savings and other benefits or that future or additional measures are not required.  We may have incorrectly anticipated the extent and term of the market decline and weakness for our products and we may be forced to restructure further or may incur future operating charges due to poor business conditions.

We are the subject of investigations by the Securities and Exchange Commission (SEC) and the Department of Justice (DOJ) which may harm our business and results of operations.

As we have previously disclosed, the SEC provided Hawk with a formal order of private investigation that relates to the informal inquiry commenced by the SEC.  The investigation concerns activity from June 2006 involving (1) Hawk’s preparations for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), (2) the maintenance and evaluation of the effectiveness by Hawk of disclosure controls and procedures and internal controls over financial reporting, (3) transactions in Hawk’s common stock by a stockholder that is not affiliated with Hawk, including the impact of those transactions on the date when Hawk would have been required to comply with Section 404, (4) the calculation of the amount of Hawk common stock held by non-affiliates and the effect of the calculation on the date when Hawk would have been required to comply with Section 404, (5) communications between Hawk and third parties regarding Section 404 compliance and (6) Hawk’s periodic disclosure requirements related to the foregoing.  We fully cooperated with the informal inquiry and continue to cooperate fully with the formal investigation by the SEC.

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

We have broad discretion over the use of proceeds from the sale of our precision components and performance racing segments.

 We invested the net cash proceeds from the sale of our precision components and performance racing segment in short-term investments and we can use the proceeds at our discretion, provided we comply with the terms of our 8-3/4% senior notes due November 1, 2014 (the senior notes) and the Credit and Security Agreement, dated November 1, 2004, with KeyBank National Association, serving as Administrative Agent and Letter of Credit Issuer (the bank facility).

We continue to explore options to utilize our cash holding, including acquisitions.  The terms of any investment or transaction including acquisitions have not yet been determined, and no assurances can be made as to the structure, price or other terms of such investment or transaction, the impact of such investment or transaction on our business, results of operations and financial position or that such investment or transaction will be available to us on favorable terms or at all.  If we fail to apply these funds effectively, our business, results of operations and financial position may be adversely affected.

Our gross profit margins are subject to fluctuation because of product mix.

     Certain of our products have lower gross profit margins than our other products.  Our consolidated gross margin was 28.6% for the year ended 2008 compared to 23.8% for the year ended 2007.   Our margins in 2008 were positively impacted by increased pricing taken beginning in the last half of 2007 and continued operating improvements in our domestic facilities, including Tulsa, compared to 2007.  We cannot guarantee that, in the future, our product mix will continue to be made up of higher gross margin product sales.

We operate in a highly competitive industry, which may prevent us from growing and may decrease our business.

We operate in an industry that is highly competitive and fragmented. There are many small manufacturers in our industry, and only a few generate annual sales in excess of $50.0 million. Our larger competitors may have greater financial resources to devote to manufacturing, promotion and sales, which could adversely affect our customer relationships or product mix.

     We compete for new business primarily when our existing customers develop new applications or redesign existing applications, which may involve lengthy periods of development and testing. For example, developing new aircraft braking systems typically begins two to five years before full-scale production. Although we have successfully obtained this business from our customers in the past, we may be unable to obtain this business in the future, which could adversely affect our financial position, results of operations and prospects. Our success will depend on our ability to continue to meet our customers’ changing specifications with respect to reliability and timeliness of delivery, technical expertise, product design capability, manufacturing expertise, operational flexibility, customer service and overall management.

     Some of our competitors use different technologies, such as carbon composite friction material for aircraft braking system components.  Our competitors’ use of different technology may adversely affect our ability to compete and negatively impact our financial position, results of operations and prospects.

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

     As of December 31, 2008, approximately 26.6% of our employees were represented by unions. The majority of our union employees are located in our Orzinuovi, Italy facility.  We cannot be certain that we will be able to negotiate new agreements or extensions with the unions on favorable terms or without experiencing work stoppages. The national mechanics union agreement covering our Italian employees expires in December 2009 and the local union agreement expired in December 2008.  The extension of the local union agreement is currently being negotiated with the union membership.  The union agreement covering our Akron, Ohio employees expires in July 2009.  Any work stoppage may have a material adverse effect on our financial position, results of operations and prospects.

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

We require substantial amounts of raw materials, including copper powders, steel and custom-fabricated cellulose sheet.  Substantially all of the raw materials we require are purchased from third party suppliers and are generally in adequate supply. However, the availability and costs of raw materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation to other purchasers, interruptions in production by suppliers and changes in exchange rates and worldwide price and demand levels. We are not currently party to any long-term supply agreements. Our inability to obtain adequate supplies of raw materials for our products at favorable prices could have a material adverse effect on our business, financial position or results or operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis. Recently, we have experienced an increase in the costs of our copper and iron powders and steel. Although we may determine that it is necessary to pass on the raw material price increases to our customers, in certain circumstances, it may not be possible or practicable for us to pass on these increases, and even if we are able to pass on some or all of these increases, there may be a delay between when we have to pay for the increases and when our customers pay us based on the increased prices. If we are not able to reduce or eliminate the effect of these cost increases through lowering other costs of production or successfully implementing price increases to our customers, such raw material cost increases could have a negative effect on our operating and financial results.

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
     Our international net sales represented $112.2 million, or 41.6% of our consolidated net sales, for the year ended December 31, 2008 compared to $84.2 million, or 39.0% of our consolidated net sales for the year ended December 31, 2007.

We are dependent on a small number of customers for a large portion of our sales.

In 2008, our top five customers made up approximately 43.9% of our total net sales.  Our largest customer, Caterpillar, accounted for approximately 19.1% of our total net sales in 2008.  While we sell multiple product applications to each of our top five customers, the loss of any of those customers or significant changes in prices or other terms with any of those customers could adversely affect our business, results of operations and financial position.  Additionally, business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers may adversely impact our business and financial condition.

We depend on our key personnel.

     Our performance depends on our ability to retain and motivate officers and key employees. The loss of any of our executive officers or other key employees could materially and adversely affect our financial position, results of operations and prospects. We have employment agreements with Ronald E. Weinberg, Chairman of the Board and Chief Executive Officer, B. Christopher Disantis, President and Chief Operating Officer and Joseph J. Levanduski, Vice President - Chief Financial Officer. Hawk maintains a “key person” life insurance policy on the life of Mr. Weinberg in the face amount of $1.0 million.

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

      Ronald E. Weinberg, Chairman of the Board and Chief Executive Officer, Norman C. Harbert, Chairman Emeritus and Founder, and Byron S. Krantz, Secretary and Director, beneficially own 45%, 45% and 10%, respectively, of the outstanding shares of our Series D preferred stock as well as 14%, 13% and 3%, respectively, of our Class A common stock. The holders of our Series D preferred stock are entitled to elect a majority of the members of our Board of Directors. Accordingly, if any two of these shareholders vote their shares of Series D preferred stock in the same manner, they will have sufficient voting power (without the consent of our holders of Class A common stock) to elect a majority of the Board of Directors and to thereby control and direct the policies of the Board of Directors.

Our defined benefit plans have significant deficits that could grow in the future and cause us to incur additional costs.

We have defined benefit pension plans for certain of our employees in the United States and Canada. At December 31, 2008, our defined benefit pension plans had an aggregate deficit (the excess of projected benefit obligations over the fair value of plan assets) of approximately $11.3 million.  In the future, our pension deficits may increase or decrease depending on changes in the levels of interest rates, pension plan performance and other factors. If we are forced or elect to make up all or a portion of the deficit for unfunded benefit plans, our profits could be materially and adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Hawk’s world headquarters is located in Cleveland, Ohio. We maintain manufacturing, research and development, sourcing, sales and administrative facilities at 11 locations in 7 countries.

Our manufacturing and research and development operations are conducted through the following facilities, all of which are owned by us except as noted below:

Location	Approximate Square Footage	Principal Functions
Catoosa (Tulsa), Oklahoma(1)	240,000	Manufacturing of friction products, metal stampings and support

Medina, Ohio	219,000	Manufacturing of friction products, product engineering, and support

Orzinuovi, Italy	106,000	Manufacturing of friction products, sales and marketing, product application development, customer service and support and administration

Suzhou, China(1)	74,000	Manufacturing of friction products, sales and marketing, customer service and support, and administration

Akron, Ohio	71,000	Manufacturing of metal stampings

Solon, Ohio(1)	58,000	Research and development, sales and marketing, customer service and support, and administration

Concord, Ontario, Canada(1)	15,000	Manufacturing of friction products, distribution and warehousing, customer service and support

Cleveland, Ohio(1)	9,000	Principal executive offices
__________

(1)	Leased.

We believe that substantially all of our property and equipment is maintained in good condition, adequately insured and suitable for its present and intended use.

ITEM 3. LEGAL PROCEEDINGS

We are involved in lawsuits that have arisen in the ordinary course of our business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made.

•
As we previously disclosed, the SEC provided Hawk with a formal order of private investigation that relates to the informal inquiry commenced by the SEC.  The investigation concerns activity from June 2006 to the present involving (1) Hawk’s preparations for compliance with Section 404, (2) the maintenance and evaluation of the effectiveness by Hawk of disclosure controls and procedures and internal controls over financial reporting, (3) transactions in Hawk’s common stock by a stockholder that is not affiliated with Hawk, including the impact of those transactions on the date when Hawk would have been required to comply with Section 404, (4) the calculation of the amount of Hawk common stock held by non-affiliates and the effect of the calculation on the date when Hawk would have been required to comply with Section 404, (5) communications between Hawk and third parties regarding Section 404 compliance and (6) Hawk’s periodic disclosure requirements related to the foregoing.  We cooperated fully with the informal inquiry and continue to cooperate fully with the formal investigation by the SEC.  As previously disclosed, Hawk has also been contacted by the DOJ in connection with the DOJ’s investigation.

Wellman has filed an answer to the amended complaint denying the allegations under the wage and hour provisions of the Oklahoma labor laws, a motion to dismiss the breach of contract, tortious breach of contract, and the public policy claims, and a motion for a more definite statement of the fraud claim.

On February 18, 2008, Wellman filed an answer to the amended petition and a motion to dismiss the breach of contract, tortuous breach of contract, and public policy claim, and a motion for a more definite statement of the fraud claim.

On May 2, 2008, the Tulsa County District Court issued an order granting in part and denying in part Wellman’s motion to dismiss, which dismissed count 4 – breach of the employment contract in violation of public policy – from plaintiffs’ first amended petition.  In May 2008, three plaintiffs filed dismissals without prejudice as to their claims against Wellman.

On May 19, 2008, Wellman removed this lawsuit to the United States District Court for the Northern District of Oklahoma.  On May 21, 2008, plaintiffs filed a motion to remand this matter back to Tulsa County District Court.  Wellman has opposed this motion.  On August 20, 2008, the case was remanded back to Tulsa County District Court, where it currently resides.

Discovery as to the class certification is finished.  Plaintiffs have filed their Motion for Class Certification, and all briefing on the issue is also finished.  An evidentiary hearing on Plaintiffs’ Motion for Class Certification is currently scheduled to take place on March 31 and April 1, 2009, in Tulsa County District Court.

In our opinion, the outcome of these legal actions will not have a material adverse effect on our financial position, cash flows or results of operations, except as described above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS ANDISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock has traded publicly under the symbol “HWK” since May 12, 1998.  Prior to October 1, 2008, our stock was traded on the American Stock Exchange (AMEX).  NYSE Euronext acquired the AMEX on October 1, 2008.  Post merger, the AMEX equities business has been re-branded NYSE Alternext US LLC (NYSE Alternext).  Our common stock is now traded on the NYSE Alternext.  The following table sets forth, for the fiscal periods indicated, the high and low closing prices of our common stock.

Quarterly Stock Prices

Quarter Ended	High	Low
2008
December 31, 2008	$20.25	$11.40
September 30, 2008	$24.70	$15.57
June 30, 2008	$18.84	$15.28
March 31, 2008	$20.20	$15.32
2007
December 31, 2007	$18.05	$13.56
September 30, 2007	$15.20	$12.50
June 30, 2007	$13.66	$10.15
March 31, 2007	$11.95	$9.45

The closing sale price for our common stock on December 31, 2008 was $16.60.

The following table provides information about purchases by Hawk during the three months ended December 31, 2008 of equity securities registered by Hawk under the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)

10/1/08 to 10/31/08	-	-	-	-
11/1/08 to 11/30/08	7,880	$12.81	7,880	$14.9 million
12/1/08 to 12/31/08	135,673	$14.22	143,553	$13.0 million

(1)
On November 24, 2008, we announced a plan, approved by our Board of Directors, to repurchase up to $15.0 million of our shares of Class A common stock in the open market, through privately negotiated transactions or otherwise, in accordance with securities laws and regulations (the Plan).  Under the terms of our indenture relating to the senior notes as of December 31, 2008, we are limited to repurchase up to $11.7 million of our shares of Class A common stock based on our cumulative net income through December 31, 2008.

(2)
The approximate value of additional shares that may be repurchased pursuant to the Plan is $13.0 million ($9.7 million under the indenture limitation).  The Plan will expire when the aggregate repurchase price limit is met, unless terminated earlier by our Board of Directors.

Shareholders of record as of March 2, 2009 numbered 74. We estimate that an additional 1,100 shareholders own stock in their accounts at brokerage firms and other financial institutions.

We have never declared or paid, and do not intend to declare or pay, any cash dividends on Class A common stock for the foreseeable future.  We intend to retain earnings for the future operation and expansion of our business. If we were to pay dividends, we are limited to $2.0 million in dividend payments per annum, under the terms of our bank facility.  In addition, under our bank facility, we may pay dividends only as long as there is no event of default and we have availability under our bank facility in excess of $10.0 million.  As of December 31, 2008, we had $18.3 million of availability under our bank facility.

Performance Graph

The following graph compares the cumulative return on our Class A common stock with the cumulative total return of the Russell 2000 Index and the S&P Industry Group Index - Industrial Machinery.  Cumulative total return for each of the periods shown in the Performance Graph is calculated from the last sale price of our Class A common stock at the end of the period and assumes an initial investment of $100 on December 31, 2003 and the reinvestment of any dividends.

ITEM 6. SELECTED FINANCIAL DATA

Years ended December 31	2008	2007 (4)	2006 (5)	2005	2004
	(dollars in millions, except per share data)
Statement of Operations Data:
Net sales	$269.6	$215.9	$199.9	$167.1	$148.2
Gross profit	$77.1	$51.4	$44.9	$33.7	$36.5
Restructuring costs (1)	-	-	-	$5.5	$1.1
Income from operations	$39.2	$19.5	$15.4	$2.3	$9.9
Income (loss) from continuing operations, after income taxes	$22.5	$7.8	$1.6	$(5.7)	$(3.1)
Discontinued operations, after income taxes	(1.7)	9.5	1.4	4.4	4.2
Net income (loss)	$20.8	$17.3	$3.0	$(1.3)	$1.1
Earnings (Loss) Per Share:
Basic earnings (loss) per share	$2.31	$1.91	$0.31	$(0.17)	$0.11
Diluted earnings (loss) per share	$2.21	$1.83	$0.30	$(0.17)	$0.11
Other Data:
Depreciation	$6.8	$6.6	$6.6	$6.2	$6.1
Amortization (2)	0.6	0.7	0.5	0.7	0.7
Capital expenditures (including capital leases and financed capital expenditures)	15.2	7.6	7.9	7.5	9.1

December 31	2008	2007	2006	2005	2004
	(dollars in millions)
Balance Sheet Data:
Cash and cash equivelants	$62.5	$22.0	$6.2	$6.8	$5.9
Short-term investments	30.8	59.0	-	-	-
Working capital (3)	126.0	113.3	115.8	48.9	50.1
Property plant and equipment, net	47.5	39.6	38.2	36.3	37.8
Assets of discontinued operations	-	6.7	94.1	100.8	96.8
Total assets	240.0	219.9	229.3	226.0	219.8
Liabilities of discontinued operations	-	1.7	14.2	16.9	17.6
Total indebtedness (including capital leases)	87.1	87.1	111.2	116.7	112.0
Shareholders’ equity	77.4	67.3	46.7	40.7	45.0

(1)	In 2005 and 2004, reflects planning, travel, severance and moving costs associated with the closure of our Brook Park, Ohio facility and the construction of our new facility in Tulsa, Oklahoma.

(2)
Amortization outlined in this table does not include deferred financing amortization of $0.4 million in 2008, $0.4 million in 2007, $0.4 million in 2006, $0.4 million in 2005, and $0.4 million in 2004, which is included in interest expense on the Consolidated Statements of Operations.

(3)	Working capital is defined as current assets less current liabilities.

(4)
Effective January 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an amendment of FASB Statement No. 109 (FIN 48).  The adoption of FIN 48 did not have a significant effect on our financial position and results of operations.

(5)
Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment (SFAS 123(R)).  In accordance with the provisions of SFAS 123(R), we elected to adopt the standard using the modified prospective transition method (see Note 10, “Stock Compensation Plan” to the accompanying Consolidated Financial Statements of this Form 10-K).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

This discussion includes forward-looking statements which are subject to certain risks and uncertainties as discussed in Item 1A “Risk Factors” and elsewhere in this report.

Results of Operations

Through our subsidiaries, we operate in one reportable segment: friction products. Our results of operations are affected by a variety of factors, including but not limited to, general customer demand for our products, competition, raw material pricing and availability, labor relations with our personnel, political conditions in the countries in which we operate and general economic conditions. We sell a wide range of products that have a corresponding range of gross margins. Our consolidated gross profit margin is affected by product mix, selling prices, material and labor costs, as well as our ability to absorb overhead costs resulting from fluctuations in demand for our products.

Hawk reported record net sales and net income in 2008, despite the significant economic turmoil that began in the fourth quarter.  During 2008, we faced fluctuating commodity costs, competitive pricing pressures and softening demand during the fourth quarter of 2008 in most of our markets.  Income from continuing operations, after taxes in 2008 benefited from the sales volume increase during the first part of the year, market share gains at all of our operating facilities and new product introductions.  The challenges encountered in the second half of 2008 are expected to have a deepening impact during 2009.  Refer to our "Outlook for 2009" for a further discussion.

During the first quarter of 2008, we committed to a plan to sell our performance racing segment, with two operating facilities in the United States.  This former segment, which engineered, manufactured and marketed premium branded clutches, transmissions and driveline systems for the performance racing market, failed to achieve a certain level of profitability and, after completing an extensive analysis, we determined that a divestiture of this segment would allow us to concentrate on our remaining friction products segment.  On May 30, 2008, we completed the sale of the performance racing facility in North Carolina and on December 22, 2008, we completed the sale of our performance racing facility in Illinois.  As a result, there are no remaining assets or liabilities of the performance racing segment classified as discontinued operations in the December 31, 2008 balance sheet.  The results of operations and assets and liabilities of this segment were classified as discontinued for all periods presented in this report and their results are not included in this discussion of our results of operations.

In February 2007, we completed the sale of the precision components segment for approximately $93.9 million consisting of $93.2 million in cash and the assumption by the purchaser of $0.7 million in debt.  The results of operations and assets and liabilities of this segment were classified as discontinued for all periods presented in this report, and their results are not included in this discussion of our results of operations.

Outlook for 2009

The 2009 year will be challenging for us as we adjust our production levels to correspond to lower demand in our end-markets.  Forecasting is difficult as the economic outlook is unclear given the dramatic declines in demand experienced in the fourth quarter of 2008, and which have continued into the first quarter of 2009 and the uncertainty surrounding the impact of the stimulative spending programs being initiated by numerous industrialized countries.

In virtually every market that we serve, we expect declining volumes compared to extremely strong volumes experienced in 2008.  We are forecasting revenues in 2009 to be in the range of $180.0 million to $200.0 million, which represents a reduction of between 25.8% to 33.2% from the all-time record revenues posted in 2008 of $269.6 million.

We have aggressively pursued cost reduction initiatives in response to volume reductions that began in the fourth quarter of 2008, including salary, hourly and temporary workforce reductions representing approximately 19% of our global workforce from employment levels as of the end of the third quarter of 2008.  We have also decreased discretionary spending, reduced employee benefit programs, and frozen salary pay rates of our global workforce.  Our variable incentive compensation program will also contribute to an expense reduction as it is designed to fluctuate responsively to the overall profitability of the organization.

We took these actions proactively to better match operational resources with our current outlook of demand.  However, we cannot predict whether these actions will be sufficient should volumes continue to decline.  If demand returns, we expect that we can move quickly to increase production levels to meet increased demand requirements.

Including the anticipated cost savings from our initiatives, we expect our income from operations in 2009 to be between $16.0 and $20.0 million.  This represents a decrease of between 49.0% to 59.2% from income from operations of $39.2 million reported in 2008.

We continue to focus on our previously stated goals of utilizing our significant cash position to aggressively pursue strategic acquisition opportunities, execute on share and bond repurchase opportunities and make investment in long-term research and development projects.  However, we cannot predict timing of the implementation of any these projects or the impact that any of these projects may have on our earnings.

We expect our capital spending in 2009 to be between $8.0 and $10.0 million compared to $15.2 million spent during 2008.  Our effective tax rate is expected to be between 43.0% and 45.0% for the year ending December 31, 2009 compared to 35.0% in 2008.  The expected increase in the effective tax rate in 2009 is primarily the result of anticipated lower foreign taxable earnings and the impact these reduced earnings will have on our consolidated effective tax rate.

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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment.  We base our estimates and assumptions on historical experience and other factors that we consider relevant.  If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material.  However, historically our estimates have not been materially different from actual results.  Our critical accounting policies include the following:

•
Revenue Recognition.  We recognize revenue from the sale of our products when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) shipment has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonable assured.  Revenue is generally recognized at the point of shipment; however in certain instances as shipping terms dictate, revenue is recognized when the product reaches the point of destination, and title to the customer is transferred.

•
Accounts Receivable.  We maintain an allowance for doubtful accounts for estimated losses from the failure of our customers to make required payments for products delivered.  We estimate this allowance based on the age of the related receivable, knowledge of the financial condition of our customers, review of historical receivable and reserve trends and other pertinent information.  In cases where we are aware of circumstances that may impair a specific customer’s ability to meets its financial obligations subsequent to the original sale, we record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonable believe will be collected.  If the financial condition of our customers deteriorates or we experience an unfavorable trend in receivable collections in the future, additional allowances may be required.  Historically, our reserves have approximated actual experience.

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

•
Fair Value Disclosures.  Our financial instruments include cash and cash equivalents, short-term investments, accounts receivable, accounts payable, short-term and long-term notes receivable and debt instruments, certain of which are recorded at fair value. In accordance with SFAS No. 157, Fair Value Measurement (SFAS 157), we have classified our financial assets as Level 1, 2 or 3 within the fair value hierarchy.  The fair value of our financial assets is determined based on either Level 1 or level 2 inputs.  Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.  Excluding cash equivalents, the largest portion of our short-term investments are comprised of investments that may be sensitive to changes in economic factors such as interest rates or credit spreads.

•
Investments.  As of December 31, 2008 and December 31, 2007, we accounted for all of our short-term investments as available-for-sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities and FASB Staff Position No. 115-1, The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments.  We report our available-for-sale securities at fair value in our Consolidated Balance Sheets with unrealized holding gains and losses, net of tax, included in Accumulated other comprehensive income.  Dividend and interest income, including the amortization of any discount or premium, as well as realized gains or losses, are included in Interest income in our Consolidated Statements of Operations.  We periodically evaluate our investments for other-than-temporary impairment.  We did not find it necessary to record any other-than-temporary impairment charges to our short-term investments in the years ended December 31, 2008, 2007 or 2006.

•
Long-Lived Assets.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors.  Estimates of future undiscounted cash flows are highly subjective judgments based on our experience and knowledge of our operations.  These estimates can be significantly impacted by many factors, including changes in global and local business and economic conditions, operating costs, inflation and competitive trends.  If our estimates or underlying assumptions change in the future, we may be required to record impairment charges.  In our continuing operations, we did not find it necessary to record any impairment charges to our tangible or indefinite lived intangible assets in the years ended December 31, 2008, 2007 or 2006.

•
Pension Benefits.  We maintain a number of defined benefit and one defined contribution plan to provide retirement benefits for employees.  These plans are maintained and minimum contributions are made in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA).  We account for our defined benefit pension plans in accordance with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), an amendment of FASB Statements No. 87, 88, 106 and 132, which requires the recognition of the overfunded or underfunded status of a plan as an asset or liability in the statement of financial position and the recognition of changes in the funded status in the year in which the changes occur through Accumulated other comprehensive (loss) income.  Pension expense continues to be recognized in the financial statements on an actuarial basis.

One significant element in determining our net pension expense is the expected return on plan assets.  At the end of each year, the expected return on plan assets is determined based on the expected return of the various asset classes in the plan’s portfolio and the targeted allocation of plan assets.  The asset return is developed using historical asset return performance as well as current and anticipated market conditions such as inflation, interest rates and market performance.  We assumed that the expected weighted average long-term rate of return on plan assets would be 8.25% for our U.S. plans at December 31, 2008 and 2007, respectively.  However, should the rate of return differ materially from our assumed rate, we could experience a material adverse effect on the funded status of our plans and our future pension expense.  The assumed long-term rate of return on assets is applied to a calculated value of plan assets and produces the expected return on plan assets that is included in net pension expense.  The difference between this expected return and the actual return on plan assets is recorded to Accumulated other comprehensive (loss) income, and the amortization of the net deferral of past losses will increase future pension expense.  Asset returns for our defined benefit pension plans have been significantly impacted through December 31, 2008 by the overall decrease in fair market value on our pension plan assets.  We expect that the net effects of actual returns based on the lower value of plan assets at December 31, 2008 will lead to a significantly higher pension expense in 2009 of approximately $1.7 million as compared to 2008.  Net periodic pension expense was $0.2 million for the year ended December 31, 2008, $0.4 million for the year ended December 31, 2007, and $1.2 million for the year ended December 31, 2006.

Another significant element in determining our pension expense is the discount rate for plan liabilities.  To develop the discount rate assumption to be used, we match projected pension payments to the yield derived from a spot-rate yield curve that contains a portfolio of available non-callable bonds rated AA or higher with comparable maturities.  At December 31, 2008, we determined this rate to be 6.0%.  Changes in discount rates over the past three years have not materially affected net pension expense.

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

We adopted the provisions of FIN 48, on January 1, 2007.  As a result of the implementation of FIN 48, we were not required to recognize any change in the liability for unrecognized tax benefits.  The total amount of unrecognized tax benefits as of December 31, 2008, was $0.6 million (including $0.05 million of accrued interest and penalties), the recognition of which would have an effect of $0.03 million on our continuing operations' effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits as income tax expense.  The interest and penalties in continuing operations tax expense for the twelve months ended December 31, 2008 was immaterial.

SFAS No. 109, Accounting for Income Taxes (SFAS 109), provides certain guidelines to follow in making the determination of the need for a valuation allowance. We must demonstrate that taxable income is expected to be available for future periods sufficient to realize the benefits of temporary differences and carryforwards to avoid recording a valuation allowance against deferred tax assets.  We recorded a valuation allowance for the year ended December 31, 2008 for deferred taxes attributed to financial reserves in China.  The valuation allowance was recorded due to prior history of operating losses and the uncertainty of earnings in future periods at our China facility.  We also reversed the valuation allowance previously recorded for minimum pension liability at our Canadian subsidiary for the year ended December 31, 2008.  We have determined that no additional valuation allowances are necessary as of December 31, 2008.

•
Foreign Currency Translation and Transactions.  We have foreign manufacturing operations in Italy, China and Canada, and revenue and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates.  For the years ended December 31, 2008, 2007 and 2006, revenue from non-U.S. countries represented 41.6%, 39.0% and 32.3% of our consolidated revenue, respectively. Fluctuations in these operations’ respective currencies may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign operations. As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the U.S. dollar, which may positively or negatively affect our results of operations attributed to these operations.  Accumulated other comprehensive (loss) income included translation (losses) gains of $(2.6) million, $3.5 million and $2.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions.  Sales or purchases in foreign currencies, other than the subsidiary’s local currency, are exchanged at the date of the transaction.  The effect of transaction gains or losses is included in Other income (expense), net in our Consolidated Statements of Operations.  Foreign currency transaction gains or losses were not material to the results of operations for the years ended.

•	Recent Accounting Developments

•
In December 2008, the FASB issued FASB Staff Position (FSP) SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132R-1).  FSP 132-1 amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans.  The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances.  FSP 132R-1 is effective for fiscal years ending after December 15, 2009.  We are currently evaluating the impact of FSP 132R-1 on our financial statements and intend to adopt the new disclosure requirements in the 2009 annual reporting period.

•
In November 2008, the FASB ratified Emerging Issues Task Force (EITF) issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7).  EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them.  As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the asset diminished in value.  Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141(R), Business Combinations, (SFAS 141(R)) and SFAS 157.  EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  We expect EITF 08-7 could have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend on the nature, terms and value of the intangible assets purchased after the effective date.

•
On October 10, 2008, FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3).  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The provisions of FSP 157-3 did not have an impact on our financial position or results of operations.

•
In June 2008, the FASB issued Staff Position EITF No. 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities (FSP 03-6-1).  Under FSP 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computed earnings per share.  FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have any impact on our results of operations, financial position or liquidity.

•
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. FSP 142-3 is not expected to have a material impact on our results of operations, financial position or liquidity.

•
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 is effective prospectively for fiscal years beginning after November 15, 2008. We do not expect the adoption of SFAS 161 will have any impact on our results of operations, financial position or liquidity.

•
In December 2007, the FASB issued SFAS 141(R), which modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and pre-acquisition contingencies will generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting.  SFAS 141(R) is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.  We expect SFAS 141(R) could have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend on the nature, terms and size of the acquisitions we consummate after the effective date of January 1, 2009.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Our continuing operation is organized into one strategic segment, friction products.  In the fourth quarter of 2008 we committed to selling our performance racing segment, and both operating facilities were divested as of December 31, 2008.  In the fourth quarter of 2006 we committed to selling our precision components segment which was sold in February 2007.  As a result, we have classified the performance racing and precision components segments as discontinued operations in our financial results.

The following table summarizes our results of operations for the year ended December 31, 2008 and 2007:

	Year Ended December 31
	2008	% of Sales	2007	% of Sales
	(dollars in millions)
Net sales	$269.6	100.0%	$215.9	100.0%
Cost of sales	$192.5	71.4%	$164.5	76.2%
Gross profit	$77.1	28.6%	$51.4	23.8%
Selling, technical and administrative expenses	$37.3	13.8%	$31.2	14.5%
Income from operations	$39.2	14.5%	$19.5	9.0%
Interest expense	$8.1	3.0%	$9.4	4.4%
Interest income	$2.1	0.8%	$3.8	1.8%
Other income (expense), net	$1.5	0.6%	$(0.3)	-0.1%
Income taxes	$12.1	4.5%	$5.8	2.7%
Income from continuing operations, after income taxes	$22.6	8.4%	$7.8	3.6%
Discontinued operations, net of tax	$(1.7)	-0.6%	$9.5	4.4%
Net income	$20.8	7.7%	$17.3	8.0%

Net Sales.  Our net sales for 2008 were $269.6 million, an increase of $53.7 million, or 24.9% from 2007 despite the economic slowdown which began to affect us in the last quarter of 2008.  Sales increases during the year resulted primarily from increased shipment volumes as a result of strong demand in all of our end markets through the first 10 months of 2008, new product introductions, pricing actions pursuant to the terms of long-term supply agreements as well as to offset the increase in our raw material input costs, and favorable foreign currency exchange rates primarily in the first half of 2008.  Of our total sales increase of 24.9% in the year ended December 31, 2008, volume represented approximately 10.0 percentage points, pricing accounted for approximately 10.7 percentage points, and favorable foreign currency exchange rates represented 4.1 percentage points.

We experienced sales increases in all of our major markets, primarily led by construction and mining, aircraft and defense and agriculture.  Our sales to the construction and mining market, our largest, were up 28.3% in 2008, compared to 2007, as a result of strong global market conditions through the first 10 months of 2008.  Sales in the agriculture sector were up 38.0% in 2008, compared to 2007, as a result of strong market conditions in North and South America during the first half of 2008.  Our rate of increase in this market slowed significantly during the fourth quarter of 2008, especially in our European market.  Our aircraft and defense markets were up 26.4% in 2008 compared to 2007, due to strong demand, especially in our defense market.  We experienced aircraft volume declines during the last quarter of 2008 as airlines reduced schedules to reflect reduced global passenger traffic.   Sales to our heavy truck market increased 6.8% during the year ended December 31, 2008 compared to the year ended December 31, 2007, as the impact of the 2007 emission standards change negatively impacted our 2007 sales.  We also experienced reduced volumes in this market in the last half of 2008.  During 2008, we continued to focus our efforts on the friction direct aftermarket that we service through the Velvetouch® and Hawk Performance® brand names.  Sales in this product category were $28.9 million in 2008 compared to $26.1 million in 2007, an increase of 10.7%.

Net sales from our foreign facilities represented 41.6% of our total net sales in 2008 compared to 39.0% for 2007.  Sales at our Italian operation, on a local currency basis, increased 23.3% in 2008, compared to 2007, and sales at our Chinese operation, on a local currency basis, increased 33.3% during the same period despite the economic downturn in the last quarter of 2008.

Cost of Sales.  Cost of sales was $192.5 million during 2008, an increase of $28.0 million, or 17.0%, compared to cost of sales of $164.5 million in 2007.  The primary driver of the increase in our cost of sales in 2008 was increased production volumes through our manufacturing facilities.  Production volume increases represented approximately 9.0 percentage points of the total cost of sales increase of 17.0%.  Increased manufacturing costs, including commodity costs, represented 4.8 percentage points and the effect of foreign currency exchange rates accounted for 3.3 percentage points.  As a percent of sales, our cost of sales represented 71.4% of our net sales in 2008 compared to 76.2% of net sales in 2007.  The improvement in our cost of sales percentage was driven by increased volumes and product mix partially offset by the effect of foreign currency exchange rates on our cost of sales and the impact of higher costs of a number of our raw material inputs.

Gross Profit.  Gross profit was $77.1 million, an increase of $25.7 million, or 50.0%, during 2008, compared to gross profit of $51.4 million for 2007.  Our gross profit margin improved to 28.6% of our net sales in 2008 compared to 23.8% of our net sales in 2007.  The factors impacting the change in gross margin are detailed under Net Sales and Cost of Sales.

Selling, Technical and Administrative Expenses.  Selling, technical and administrative (ST&A) expenses increased $6.1 million, or 19.6%, to $37.3 million in 2008 from $31.2 million during 2007.  As a percentage of net sales, ST&A was 13.8% in 2008 compared to 14.5% in 2007. The increase in ST&A expenses in 2008 compared to 2007 resulted primarily from an increase in incentive compensation of approximately 8.8 percentage points and increased salary and benefit costs of approximately 3.6 percentage points of the total ST&A increase of 19.6% to support the higher levels of business activity and increased profitability during the year.  Increased legal expense, excluding expenses associated with the previously disclosed SEC and DOJ investigations represented approximately 2.0 percentage points of the total 19.6% increase.  During 2008 we incurred $0.6 million in legal expenses net of insurance reimbursement, related to the SEC and DOJ investigations, compared to $1.1 million in 2007.  Sales and marketing expense increases, including advertising and catalog expense, represent approximately 2.0 percentage points of the total 19.6% increase.  Additionally, we spent $5.4 million, or 2.0%, of our net sales on product research and development in 2008, compared to $4.6 million, or 2.1%, of our net sales for 2007.

Income from Operations. As a result of the factors discussed above, income from operations was $39.2 million in 2008, an increase of $19.7 million, or 101.0%, compared to $19.5 million during 2007.  Income from operations as a percentage of net sales increased to 14.5% in 2008 from 9.0% in 2007.  The effect of foreign currency exchange rates accounted for 14.5 percentage points of our total operating income increase of 101.0% during 2008.

Interest Expense.  Interest expense decreased $1.3 million during 2008 to $8.1 million from $9.4 million in 2007, as a result of the redemption of $22.9 million our senior notes in August 2007 resulting in lower average debt levels outstanding during 2008 compared to 2007.  Included as a component of Interest expense in our Consolidated Statements of Operations is the amortization of deferred financing costs.  Amortization of deferred financing costs was $0.4 million in both 2008 and 2007.

Interest Income.   We invested our excess cash in various short-term interest bearing investments.  Interest income was $2.1 million in 2008 compared to $3.8 million during 2007.  Effective interest rates on our investments decreased significantly in 2008, compared to rates available to us in 2007.

Other Income (Expense), Net.  Other income was $1.5 million during 2008, an increase of $1.8 million compared to expense of $0.3 million reported in 2007.  During 2008, we reported income of $1.3 million from a cancellation fee derived from discontinuing a specific portion of a joint development project.  In 2007, as a result of partial senior note redemption, we recorded an expense of $0.6 million related to the write-off of deferred financing costs.  There was no comparable expense in 2008.  We reported foreign currency exchange transaction gains of $0.5 million during 2008 compared to foreign currency exchange transaction gains of $0.3 million in 2007.

Income Taxes.  We recorded a tax provision for our continuing operations of $12.1 million in 2008, compared to $5.8 million in 2007.  Our effective rate decreased to 35.0% in 2008 compared to 42.8% in 2007, primarily as a result of higher domestic earnings and lower statutory tax rates in our Italian and Canadian jurisdictions.  This decrease was partially offset by the impact of non-deductible expenses on our U.S. based taxes.  Our worldwide provision for income taxes is based on annual tax rates for the year applied to all of our sources of income.  An analysis of changes in our income taxes and our effective tax rate is contained in Note 13 “Income Taxes” in the accompanying audited Consolidated Financial Statements of this Form 10-K.

Income from continuing operations, After income taxes. We reported income from continuing operations, after income taxes of $22.6 million in 2008, or $2.40 per diluted share, an increase of $14.8 million, or 189.7% compared to income from continuing operations, after income taxes of $7.8 million, or $0.82 per diluted share, during 2007.

Discontinued Operations, Net of Tax. During the first quarter of 2008, we committed to a plan to divest our performance racing segment which operated two facilities in the United States.  In May 2008, we sold our North Carolina facility and in December 2008, we sold our Illinois facility.  In February 2007, we sold our precision components segment.  As of December 31, 2008, there were no remaining assets or liabilities classified as discontinued operations in our Consolidated Balance Sheet.  The operating activity of the performance racing segment and precision components segment is reflected in the following summary of results of our discontinued operations for the years ended December 31, 2008 and 2007.  An analysis of discontinued operations is contained in Note 4 “Discontinued Operations” in the accompanying Consolidated Financial Statements of this Form 10-K.

	Year Ended December 31
	2008	2007
	(dollars in millions)
Net sales	$7.4	$20.1
Loss from discontinued operations, before income taxes	$(1.8)	$(3.1)
(Loss) gain on sale of discontinued operations, before income taxes	(1.9)	15.0
Income tax (benefit) expense	(2.0)	2.4
(Loss) income from discontinued operations, after income taxes	$(1.7)	$9.5

Net Income.  We reported net income of $20.8 million in 2008, or $2.21 per diluted share, an increase of $3.5 million, or 20.2% compared to net income of $17.3 million, or $1.83 per diluted share, during 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Our continuing operation is organized into one strategic segment, friction products.  In the fourth quarter of 2006 we committed to selling our precision components segment which was sold in February 2007.  The remaining assets of our motor segment were sold in the fourth quarter of 2006.  As a result, we have classified the precision components and motor segments as discontinued operations in our financial results.

The following table summarizes our results of operations for the year ended December 31, 2007 and 2006, respectively:

	Year Ended December 31
	2007 (1)	% of Sales	2006 (1)	% of Sales
	(dollars in millions)
Net sales	$215.9	100.0%	$199.9	100.0%
Cost of sales	$164.5	76.2%	$155.0	77.5%
Gross profit	$51.4	23.8%	$44.9	22.5%
Selling, technical and administrative expenses	$31.2	14.5%	$29.0	14.5%
Income from operations	$19.5	9.0%	$15.4	7.7%
Interest expense	$9.4	4.4%	$(11.2)	-5.6%
Interest income	$3.8	1.8%	$0.1	0.0%
Other (expense) income, net	$(0.3)	-0.1%	$0.1	0.0%
Income taxes	$5.8	2.7%	$2.8	1.4%
Income from continuing operations, after income taxes	$7.8	3.6%	$1.6	0.8%
Discontinued operations, net of tax	$9.5	4.4%	$1.4	0.7%
Net income	$17.3	8.0%	$3.0	1.5%

(1)	Excludes results of our performance racing segment which was classified as a discontinued operation in the first quarter of 2008, requiring all prior periods to be restated.

Net Sales.  Our consolidated net sales in 2007 were $215.9 million, an increase of $16.0 million, or 8.0% from 2006.  We experienced sales increases in our friction products segment, primarily as a result of strong economic conditions in most of our end markets, continued pricing actions, new product introductions and favorable foreign currency exchange rates during the period.  Net sales from our foreign facilities represented 39.0% of our total net sales in 2007 compared to 32.3% for 2006.  The effect of foreign currency exchange rates accounted for 3.3% of our total net sales increase of 8.0% during 2007.

As a result of general economic strength, customer price increases, new business awards, and the strength of the Euro, we experienced sales increases in most of our major markets, including construction and mining, aircraft and defense, agriculture, specialty friction, and performance automotive.  Our sales to the construction and mining market, our largest, were up 15.1% in 2007 compared to 2006 as a result of strong global market conditions.  Sales in the agriculture sector were up 18.2% in 2007 compared to 2006 as a result of strong market conditions in North and South America.  Additionally, we experienced increases in our aircraft and defense, specialty friction and performance automotive markets in 2007.   Sales to our heavy truck market declined 18.1% during 2007 compared to 2006 due to the implementation of the new vehicle emission control standards at the beginning of 2006.  The friction products segment continued to experience strong sales growth from our operations in Italy and China and favorable foreign currency exchange rates during 2007 compared to the prior year. Sales at our Italian operation, on a local currency basis, were up 19.8% in 2007 compared to 2006 while sales at our Chinese operation, on a local currency basis, were up 34.4% during the same period.  During 2007, we continued to focus our efforts on the friction direct aftermarket that we service through the Velvetouch® and Hawk Performance® brand names. Sales in this product category were $23.9 million in 2007 compared to $24.1 million in 2006, a decrease of 1.4% primarily due to reduced sales to the heavy truck aftermarket.

Gross Profit.Gross profit increased $6.5 million to $51.4 million during 2007, a 14.5% increase compared to gross profit of $44.9 million for 2006.  This increase was due to margin improvement from volume related absorption of fixed overhead, continued pricing actions and operating improvements at our domestic friction products facilities, particularly Tulsa.  Our gross profit margin increased to 23.8% of our net sales in the 2007 compared to 22.5% of our net sales in 2006.

Selling, Technical and Administrative Expenses.  Selling, technical and administrative (ST&A) expenses increased $2.2 million, or 7.6%, to $31.2 million in 2007 from $29.0 million during 2006. As a percentage of net sales, ST&A was flat at 14.5% in 2007 and 2006. The increase in ST&A expenses resulted primarily from an increase in incentive compensation expense during 2007 and by the incurrence of $1.1 million of legal expenses net of insurance reimbursement related to the previously announced SEC and DOJ investigations.  Additionally, we spent $4.6 million, or 2.1%, of our net sales on product research and development in 2007, compared to $4.0 million, or 2.0%, of our net sales for 2006.  The increase in ST&A expense was partially offset by lower employee salary and employee benefit expense during 2007 compared to 2006.

Income from Operations.  Income from operations was $19.5 million in 2007, an increase of $4.1 million, or 26.6%, compared to $15.4 million during 2006.  Income from operations as a percentage of net sales increased to 9.0% in 2007 from 7.7% in 2006.  The increase was primarily the result of margin improvements from volume related absorption of fixed overhead, pricing actions and operational improvements at our domestic facilities, including our facility in Tulsa.  This increase was partially offset by increased legal costs and incentive compensation costs in 2007, compared to 2006.

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

Interest Income.  We invested the net cash proceeds from the sale of our precision components segment in various interest bearing investments.  As a result of these investments, as well as investments made from additional cash generated from operations, interest income was $3.8 million during 2007.  There was no comparable interest income in 2006.

Other (Expense) Income, Net.  As a result of the redemption of $22.9 million of our senior notes in August 2007, we recorded an expense of $0.6 million related to the write-off of deferred financing costs during 2007.  There was no related write-off of deferred financing expense in the comparable period of 2006.  In addition, we reported foreign exchange currency transaction income of $0.3 million during 2007.

Income Taxes.  We recorded a tax provision for our continuing operations of $5.8 million for 2007, compared to $2.8 million in 2006.  Our effective rate of 42.8% differs from the U.S. statutory rate primarily due to lower rates at our foreign subsidiaries and the impact of non-deductible expenses on our U.S. taxes. Our worldwide provision for income taxes is based on annual tax rates for the year applied to all of our sources of income. An analysis of changes in our income taxes and our effective tax rate is contained in Note 13 “Income Taxes” in the accompanying audited Consolidated Financial Statements of this Form 10-K.

Discontinued Operations, Net of Tax. In 2006, we committed to a plan to divest our precision components segment operations.  On February 2, 2007, we sold the precision components segment.  Additionally, in the fourth quarter of 2003, we committed to a plan to divest our motor segment operations.  As of December 31, 2006, all operational activities of the motor segment ceased.  However, during the fourth quarter of 2007 we received an audit assessment from the Mexican tax authority related to our Monterrey, Mexico discontinued operation which we are vigorously contesting.  Income from discontinued operations, after income taxes was impacted by approximately $1.0 million for the year ended December 31, 2007 as a result of this assessment.  We have accounted for both of these business segments in our Consolidated Statement of Operations on the line item Income from discontinued operations, after income taxes.  The activity of both segments and the gain on the sale of the precision components segment are reflected in the following summary of results of our discontinued operations for the years ended December 31, 2007 and 2006.  An analysis of discontinued operations is contained in Note 3 “Discontinued Operations” in the accompanying Consolidated Financial Statements of this Form 10-K.

	Year ended December 31
	2007(1)	2006(1)
	(dollars in millions)
Net sales	$20.1	$111.0
(Loss) income from discontinued operations, before income taxes	$(3.1)	$7.6
Goodwill impairment charge	-	(4.5)
Gain on sale of discontinued operations, before income taxes	15.0	-
Income tax expense	2.4	1.7
Income from discontinued operations, after income taxes	$9.5	$1.4

(1)	Includes results of our performance racing segment which was classified as a discontinued operation in the first quarter of 2008, requiring all prior periods to be restated.

Net Income.  We reported net income of $17.3 million in 2007, an increase of $14.3 million, or 476.7% compared to net income of $3.0 million in 2006.

Liquidity and Capital Resources

Our primary financing requirements are:

•	for capital expenditures for maintenance, replacement and acquisition of equipment, expansion of capacity, productivity improvements and research and product development,
•	for funding our day-to-day working capital requirements, and
•	to pay interest on, and to repay principal of, our indebtedness.
Historically, our primary source of funds for conducting our business activities and servicing our indebtedness has been cash generated from operations and borrowings under our bank facility and our senior notes.  Currently, we also have available to us the proceeds from the sale of the precision components and performance racing segments. The following selected measures of liquidity and capital resources outline various metrics that are reviewed by our management and are provided to our shareholders to enhance the understanding of our business.

Selected Measures of Liquidity and Capital Resources from Continuing Operations
	December 31
	2008	2007	2006
	(dollars in millions)
Cash and cash equivalents	$62.5	$22.0	$6.2
Short-term investments	$30.8	$59.0	$-
Working capital (1)	$126.0	$113.3	$115.8
Current ratio (2)	3.4 to 1	3.1 to 1	3.0 to 1
Net debt as a % of capitalization (3) (4)	-	8.4%	69.2%
Average number of days sales in accounts receivable	52 days	63 days	61 days
Average number of days sales in inventory	78 days	81 days	81 days

(1)	Working capital is defined as current assets minus current liabilities.

(2)	Current ratio is defined as current assets divided by current liabilities.

(3)	Net debt is defined as long-term debt, including current portion, and short-term borrowings, less cash and short-term investments. Capitalization is defined as net debt plus shareholders’ equity.

(4)	We have zero net debt at December 31, 2008, because our cash, cash equivalents and short-term investments were $6.2 million higher than total debt.

Cash and cash equivalents increased $40.5 million to $62.5 million as of December 31, 2008, from $22.0 million at December 31, 2007.  This compares to a $15.8 million increase in cash and cash equivalents during 2007.  Short-term investments decreased $28.2 million to $30.8 million as of December 31, 2008, from $59.0 million at December 31, 2007.  We did not have any short-term investments at December 31, 2006.  The net increase in cash and cash equivalents and short-term investments of $12.3 million during 2008 was primarily driven by our cash provided by operational activities.  The net increase during 2007 resulted primarily from the receipt of the cash purchase price from the sale of our precision components segment, which was invested in cash equivalents and short-term investments, and cash generated by our operational activities.

In assessing liquidity, we review working capital measurements to identify areas for improvement.  At December 31, 2008, our working capital was $126.0 million, an increase of $12.7 million from December 31, 2007.  This compares to a $2.5 million decrease in working capital during 2007.   The increase in working capital in 2008 was primarily due to the $1.3 million increase in accounts receivable that resulted from increased sales in 2008, the $4.7 million increase in inventory to support our higher levels of sales, and the $12.3 million increase in the sum of cash and cash equivalents and short-term investments.  Current liabilities remained relatively flat during 2008, declining by $0.3 million in 2008.  In addition, our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover.  Days sales in accounts receivable decreased to 52.0 days at December 31, 2008 from 63.0 days at December 31, 2007.  Days sales in inventory improved to 78.0 days at December 31, 2008 from 81 days at December 31, 2007.  The improvements are mainly attributable to a strong focus on accounts receivable collection and on controlling levels of inventory to meet current customer demands.

At December 31, 2008, our current ratio was 3.4, an increase from the current ratio of 3.1 at December 31, 2007 and 3.0 at December 31, 2006.  The improvement in the current ratio was due primarily to increases in cash and cash equivalents, short-term investments, accounts receivable and inventory that more than offset increases in accounts payable, accrued taxes and other current accruals.

Net debt as a percentage of capitalization is negative at December 31, 2008 because our cash, cash equivalents and short-term investments were $6.2 million higher than total debt.  This compares to total net debt of $6.2 million at December 31, 2007 and $105.0 million at December 31, 2006.   The overall increase in our cash and equivalents and short-term investment balances and decrease in our debt levels in 2007 and 2008 is due primarily to (1) the sale of our precision components segment in the first quarter of 2007 and our reinvestment of the cash proceeds into cash equivalents and short-term investments, (2) the repayment of $22.9 million of senior notes related to our tender offer that was completed during the third quarter of 2007, and (3)  positive cash generated from continuing operations in both 2008 and 2007.

Cash Flow

The following table summarizes the major components of cash flow:
	Year Ended December 31
	2008	2007	2006
	(dollars in millions)
Cash provided by (used in) operating activities of continuing operations	$23.6	$20.4	$(1.0)
Cash provided by (used in) investing activities of continuing operations	16.7	29.7	(6.3)
Cash used in financing activities of continuing operations	(0.7)	(26.6)	(5.3)
Effect of exchange rates on cash	(0.9)	0.7	0.5
Cash provided by (used in) discontinued operations	1.8	(8.4)	11.5
Net increase (decrease) in cash and cash equivalents	$40.5	$15.8	$(0.6)

Cash provided by our operating activities from continuing operations was $23.6 million for the year ended December 31, 2008, compared to cash provided by operations of $20.4 million for the same period in 2007.  This compares to cash used by our operating activities of $1.0 million for the year ended December 31, 2006.  Our income from continuing operations, after income taxes increased to $22.6 million in the year ended December 31, 2008 compared to $7.8 million in the same period in 2007 and $1.6 million in 2006.  However, operating cash flows have been impacted by the use of $2.3 million and $5.3 million, respectively, of cash related to increases in accounts receivable and inventory in the 2008 period resulting from increased sales volume.  In addition, fluctuations in our accounts payable resulted in a use of cash of $0.5 million in the 2008 period as compared to a source of cash of $7.3 million in the 2007 period.

Our investing activities from continuing operations provided $16.7 million for the period ended December 31, 2008, compared to cash provided by investing activities of $29.7 million for the period ended December 31, 2007.  During 2008, we received total cash proceeds of $2.7 million from the sale of our performance racing facilities in North Carolina and Illinois, which were reported as discontinued operations as of March 31, 2008.  During 2007, we received cash proceeds from the sale of our precision components segment of $93.4 million.  In the 2006 period, we received net cash proceeds from the sale of our Brook Park, Ohio facility of $1.6 million.  Net short-term investment purchases and sales during the year ended December 31, 2008 generated $29.2 million of cash compared to the use of $56.1 million in the prior year.

We used $15.2 million, $7.6 million and $7.9 million for the purchase of property, plant and equipment in the periods ended December 31, 2008, 2007 and 2006, respectively.  The principal sources of financing for these capital expenditures were existing cash and internally generated funds.

Cash used in financing activities was $0.7 million for the period ended December 31, 2008, compared to cash used of $26.6 million for the period ended December 31, 2007.  We used $2.3 million and $3.7 million to repurchase shares of our common stock pursuant to our stock repurchase programs in the periods ended December 31, 2008 and 2007, respectively.  In addition, we received $0.7 million in government grants during 2008.  In the 2007 period, we repaid $35.0 million of outstanding debt, including the repayment of $1.0 million of local debt of our Chinese facility and $22.9 million of senior notes related to our tender offer completed during the third quarter of 2007.  We had no outstanding borrowings under our bank facility at December 31, 2008, 2007 or 2006.  The change in 2006 financing activities primarily resulted from reduced net borrowings under our bank facility during the third and fourth quarters of 2006.

We believe that cash, cash equivalents, interest on and proceeds from short-term investments, cash flow from operating activities and borrowing availability under our bank facilities will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs for the next twelve months.

Debt

The following table summarizes the components of our indebtedness:

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

The senior notes are governed by the indenture. The indenture also contains certain covenants, subject to a number of important limitations and exceptions that limit our ability to:

•	incur or guarantee additional debt or issue disqualified capital stock,
•	pay dividends, redeem subordinated debt or make other restricted payments,
•	issue preferred stock of our subsidiaries,
•	transfer or sell assets, including capital stock of our subsidiaries,
•	incur dividend or other payment restrictions affecting certain of our subsidiaries,
•	make certain investments or acquisitions,
•	grant liens on our assets,
•	enter into certain transactions with affiliates, and
•	merge, consolidate or transfer substanitally all of our assets.
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

As of December 31, 2008, we were in compliance with the provisions of our senior notes and met the cash flow ratio requirement that would permit us to incur additional debt.

Bank Facility

Our bank facility, which is available for general corporate purposes, has a maximum commitment of $30.0 million, including a letter of credit sub-facility of up to $5.0 million.  The bank facility matures on November 1, 2009, subject to extension at our request on an annual basis thereafter, with the consent of the lender. The interest rates on the bank facility range from 150 to 250 basis points over the London Interbank Offered Rates, or alternatively, 0 basis points over the prime rate, and the commitment fee is 25 basis points on the unused portion of the bank facility. At December 31, 2008, we had nothing outstanding under the bank facility and $0.9 million of letters of credit outstanding under the letter of credit sub-facility.  At December 31, 2008, we had $18.3 million available to borrow under the bank facility based on our eligible collateral less the letters of credit outstanding at that date.  To ensure continued borrowing capabilities, we are currently in negotiations with our current lender and others to negotiate an extension of the current credit facility or a new credit facility to go beyond the November 1, 2009 maturity date.

The bank facility is collateralized by a security interest in our cash, accounts receivable, inventory and certain intangible assets. We also pledged the stock of our guarantor subsidiaries and 65% of the stock of certain of our foreign subsidiaries as collateral. The restrictive terms of the bank facility require that we maintain a minimum amount of shareholders’ equity as determined by reference to an adjusted shareholders’ equity at September 30, 2004 plus net income earned by us after such date. The bank facility also requires that we maintain an earnings before interest, taxes, depreciation and amortization to interest expense ratio of at least 1.0 to 1.0, although the lender will test this ratio only if our borrowing availability falls below $10.0 million.  This test was not required to be performed as of December 31, 2008, as a result of our excess borrowing availability. Under the bank facility, we may pay cash dividends on our Class A common stock in an amount up to $2.0 million per year under certain circumstances.

As of December 31, 2008, we were in compliance with the provisions of our bank facility.

Other Debt

We have entered into a short-term, variable-rate, debt agreement of up to $3.2 million (2.3 million Euro) with a local Italian financial institution at our facility in Italy.  There were no borrowings under this credit facility at December 31, 2008.  As of December 31, 2008, we were in compliance with the terms of this debt obligation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures.  The following discussion about our market risk disclosures involves forward-looking statements.  Actual results could differ materially from those projected in the forward-looking statements.  We are exposed to market risk related to changes in interest rates and foreign currency exchange rates.  In seeking to minimize the risks and costs associated with market risk, we manage our exposures to interest rates and foreign currency exchange rates through our regular operating and financial activities and through foreign currency hedge contracts.  We had no foreign currency hedge contracts outstanding as of December 31, 2008.  We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity.  At December 31, 2008, none of our total outstanding debt bore interest at a variable rate.  Typically, our primary interest rate risk exposure results from floating rate debt and investment instruments.  Our cash is primarily invested in bank deposits, money market funds and other marketable debt securities, including commercial paper and U.S. agency debt. The assets held by our non-qualified deferred compensation plan are invested in equity securities.  The primary objective of our investments is to preserve principal while maximizing yields without significantly increasing risk.  In undertaking this strategy, we are exposed to financial market risks including default risk, cash balances included in bank deposits exceeding insurance limits set by the Federal Deposit Insurance Corporation, changes in marketable debt prices, equity security prices and interest rates.  Due to the short-term nature of our investments, a 1% change in market interest rates would have an impact of approximately $0.9 million on an annual basis as of December 31, 2008.

The interest rates on our long-term debt reflect market rates and therefore, the carrying value of long-term debt approximates fair value.  An analysis of our obligations is further discussed in Note 7 “Financing Arrangements” and Note 12 “Lease Obligations” in the accompanying audited Consolidated Financial Statements of this Form 10-K.

Inflation/Deflation Risk.  We manage our inflation risks by ongoing review of product selling prices and production costs.  Overall, the impact of inflation has not been significant to us because of the relatively low rates of inflation experienced by us during the last few years.  During the second and third quarters of 2008, we faced inflationary and other pricing pressures with respect to steel, copper and fuel, which have been partially mitigated by pricing adjustments to our customers, though we do usually experience delays between our raw material cost increases and sales price increases.  The ability to pass on these expected price increases to our customers is dependent on market conditions.  It is difficult to predict the impact that possible future raw material cost decreases might have on our profitability.  The effect of deflation in raw material costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market.  Consequently, it is difficult for us to accurately predict the impact that inflation or deflation might have on our operations.  Based on current information, we expect that neither inflation nor deflation will have a material impact on our operations during the next twelve months.

Foreign Currency Exchange Risk.  We have foreign manufacturing operations in Italy, China and Canada. Revenue and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. As such, fluctuations in these operations respective currencies may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign operations. As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the U.S. dollar, which may positively or negatively affect our results of operations attributed to these operations. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions.  Sales or purchases in foreign currencies, other than the subsidiary’s local currency, are exchanged at the date of the transaction.  The effect of transaction gains or losses is included in Other income (expense), net in our Consolidated Statements of Operations.

Benefit Plan Valuations.  Asset returns for our defined benefit pension plans have been significantly impacted through December 31, 2008 by the overall decrease in fair market value on our pension plan assets. Overall, we expect that the net effects of actual plan asset returns due to the lower value of plan assets will lead to significantly higher pension expense in 2009 compared to 2008.  We expect that our pension expense in 2009 will be approximately $1.7 million compared to $0.2 million in 2008.

Contractual Obligations.  The following table presents our total contractual obligations and other commercial commitments as of December 31, 2008:

(Dollars in Thousands)	Total	2009	2010 - 2012	2013-2015	Thereafter
Contractual obligations (1) (2) (3):
Bank facility (4)	$-	-	-	-	-
Senior notes (5)	87,090	-	-	87,090	-
Operating leases	26,884	3,469	9,089	7,041	7,285
Purchase obligations (6)	34,999	34,701	228	70	-
Total contractual obligations	$148,973	$38,170	$9,317	$94,201	$7,285
Other commercial commitments:
Stand-by letters of credit	$893	$893
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

(3)
The above table does not include approximately $586 of unrecognized tax benefits recorded in other long-term accrued expenses in accordance with FIN 48.  These liabilities have not been included in the contractual obligations table because we cannot reasonably predict whether any specific taxing jurisdiction will select our tax returns to review, so it is impractical to determine the amounts that may impact future cash flows.  See Note 13 “Income Taxes” in the accompanying audited Consolidated Financial Statements of this Form 10-K for further analysis of our FIN 48 liabilities.

(4)	Variable rate obligation.

(5)	The senior notes accrue interest at a fixed rate of 8¾% per annum or $7.6 million per year.

(6)	Purchase obligations primarily represent commitments for inventory purchases, services and capital expenditures under purchase order.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Hawk Corporation
December 31, 2008, 2007 and 2006

Audited Consolidated Financial Statements

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Hawk Corporation

We have audited the accompanying consolidated balance sheets of Hawk Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawk Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As explained in Notes 2, 10, 11, and 13 to the consolidated financial statements, on January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) Share Based Payment and at December 31, 2006, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and on January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hawk Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2009 expressed an unqualified opinion thereon.

                                                              /s/Ernst & Young LLP

Cleveland, Ohio
March 9, 2009

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Hawk Corporation

We have audited Hawk Corporation’s internal control over financial reporting as of  December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hawk Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hawk Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hawk Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 9, 2009 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Cleveland, Ohio
March 9, 2009

HAWK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	December 31
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$62,520	$21,992
Short-term investments	30,774	58,999
Accounts receivable, less allowance of $1,328 in 2008 and $847 in 2007	38,569	37,306
Inventories:
Raw materials	10,607	9,830
Work-in-process	16,967	15,882
Finished products	13,803	11,007
Total inventories	41,377	36,719
Deferred income taxes	414	1,355
Other current assets	5,521	4,946
Current assets of discontinued operations	-	5,509
Total current assets	179,175	166,826

Property, plant and equipment:
Land and improvements	1,154	1,186
Buildings and improvements	16,227	15,459
Machinery and equipment	94,388	86,977
Furniture and fixtures	8,225	8,203
Construction in progress	6,638	2,524
	126,632	114,349
Less accumulated depreciation	79,134	74,774
Total property, plant and equipment	47,498	39,575

Other assets:
Finite-lived intangible assets	6,568	7,157
Deferred income taxes	2,381	685
Other	4,370	4,491
Long-term assets of discontinued operations	-	1,170
Total other assets	13,319	13,503
Total assets	$239,992	$219,904

HAWK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	December 31
	2008	2007
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$30,207	$30,325
Accrued compensation	9,910	8,675
Accrued interest	3,816	3,816
Accrued taxes	2,253	1,762
Other accrued expenses	7,031	7,181
Current portion of long-term debt	-	59
Current liabilities of discontinued operations	-	1,740
Total current liabilities	53,217	53,558

Long-term liabilities:
Long-term debt	87,090	87,090
Deferred income taxes	338	922
Pension liabilities	11,300	679
Other accrued expenses	10,656	10,331
Total long-term liabilities	109,384	99,022

Shareholders' equity:
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding	-	-
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; 8,836,424 and 8,966,969 outstanding in 2008 and 2007, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Additional paid-in capital	54,738	53,068
Retained earnings	35,784	15,092
Accumulated other comprehensive (loss) income	(8,232)	2,041
Treasury stock, at cost, 351,326 and 220,781 shares in 2008 and 2007, respectively	(4,992)	(2,970)
Total shareholders' equity	77,391	67,324
Total liabilities and shareholders' equity	$239,992	$219,904

See notes to consolidated financial statements.

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except per share data)

	Year Ended December 31
	2008	2007	2006
Net sales	$269,648	$215,879	$199,915
Cost of sales	192,552	164,509	155,046
Gross profit	77,096	51,370	44,869

Operating expenses:
Selling, technical and administrative expenses	37,325	31,172	28,984
Amortization of finite-lived intangible assets	589	727	495
Total operating expenses	37,914	31,899	29,479
Income from operations	39,182	19,471	15,390

Interest expense	(8,055)	(9,394)	(11,182)
Interest income	2,089	3,835	98
Other income (expense), net	1,503	(297)	106
Income from continuing operations, before income taxes	34,719	13,615	4,412

Income tax provision	12,139	5,829	2,819

Income from continuing operations, after income taxes	22,580	7,786	1,593
(Loss) income from discontinued operations, after income tax (benefit) expense of ($1,957) in 2008, $2,414 in 2007, and $1,776 in 2006	(1,738)	9,482	1,376

Net income	$20,842	$17,268	$2,969

Earnings per share:
Basic earnings per share:
Income from continuing operations, after income taxes	$2.50	$0.85	$0.16
Discontinued operations, after income taxes	(0.19)	1.06	0.15
Net earnings per basic share	$2.31	$1.91	$0.31

Diluted earnings per share:
Income from continuing operations, after income taxes	$2.40	$0.82	$0.15
Discontinued operations, after income taxes	(0.19)	1.01	0.15
Net earnings per diluted share	$2.21	$1.83	$0.30

Average shares outstanding - basic	8,964	8,967	8,993

Average shares and equivalents outstanding - diluted	9,356	9,360	9,514

Income available to common shareholders	$20,692	$17,118	$2,819

See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)
					Accumulated Other Comprehensive (Loss) Income
	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Foreign Currency Translation	Change in Pension Liability	Unrealized Gain /Loss on Marketable Securities	Treasury Stock	Total
Balance at January 1, 2006	$1	$92	$53,349	$(4,845)	$-	$(5,986)	$-	$(1,895)	$40,716
Net income	-	-	-	2,969	-	-	-	-	2,969
Other comprehensive income (loss):
Minimum pension liability, net of tax of $1,243	-	-	-	-	-	2,210	-	-	2,210
Foreign currency translation	-	-	-	-	2,142	(2)	-	-	2,140
Total comprehensive income	-	-	-	-	-	-	-	-	4,350
Preferred stock dividends	-	-	-	(150)	-	-	-	-	(150)
Share based compensation - FAS 123(R)	-	-	264	-	-	-	-	-	264
Issuance of common stock from treasury as compensation and exercise of stock options	-	-	(121)	-	-	-	-	532	411
Adjustment to initially adopt SFAS No. 158, net of tax of $1,140	-	-	-	-	-	(1,831)	-	-	(1,831)
Balance at December 31, 2006	$1	$92	$53,492	$(2,026)	$2,142	$(5,609)	$-	$(1,363)	$46,729
Net income	-	-	-	17,268	-	-	-	-	17,268
Other comprehensive income (loss):
Change in funded status of pensions, net of tax of $1,114	-	-	-	-	-	1,980	-	-	1,980
Unrealized gain on marketable securities, net of tax of $37	-	-	-	-	-	-	65	-	65
Foreign currency translation	-	-	-	-	3,545	(82)	-	-	3,463
Total comprehensive income	-	-	-	-	-	-	-	-	5,508
Preferred stock dividends	-	-	-	(150)	-	-	-	-	(150)
Share based compensation - FAS 123(R)	-	-	390	-	-	-	-	-	390
Stock repurchase	-	-	-	-	-	-	-	(3,694)	(3,694)
Issuance of common stock from treasury as compensation and exercise of stock options	-	-	(814)	-	-	-	-	2,087	1,273
Balance at December 31, 2007	$1	$92	$53,068	$15,092	$5,687	$(3,711)	$65	$(2,970)	$67,324
Net income	-	-	-	20,842	-	-	-	-	20,842
Other comprehensive income (loss):
Change in funded status of pensions, net of tax of $4,276	-	-	-	-	-	(7,596)	-	-	(7,596)
Unrealized loss on marketable securities, net of tax of $25	-	-	-	-	-	-	(44)	-	(44)
Foreign currency translation	-	-	-	-	(2,744)	111	-	-	(2,633)
Total comprehensive loss	-	-	-	-	-	-	-	-	(10,273)
Preferred stock dividends	-	-	-	(150)	-	-	-	-	(150)
Share based compensation - FAS 123(R)	-	-	808	-	-	-	-	-	808
Stock repurchase	-	-	-	-	-	-	-	(2,335)	(2,335)
Tax benefit from exercise of incentive stock options	-	-	908	-	-	-	-	-	908
Issuance of common stock from treasury as compensation and exercise of stock options	-	-	(46)	-	-	-	-	313	267
Balance at December 31, 2008	$1	$92	$54,738	$35,784	$2,943	$(11,196)	$21	$(4,992)	$77,391
See notes to consolidated financial statements.

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended December 31
	2008	2007	2006
Cash flows from operating activities
Net income	$20,842	$17,268	$2,969
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	482	2,461	(1,376)
Loss (gain) on sale of discontinued operations, net of tax	1,256	(11,943)	-
Depreciation and amortization	7,767	7,682	7,494
Deferred income taxes	1,631	1,999	(1,543)
Amortization of discount on investments	(1,260)	(2,753)	-
Loss on sale or disposal of fixed assets	202	114	166
Write-off of deferred financing fees	-	583	-
Stock option expense	808	390	264
Changes in operating assets and liabilites:
Accounts receivable	(2,277)	(1,351)	(10,652)
Inventories	(5,255)	(1,253)	(894)
Other assets	(1,082)	(898)	(4,934)
Accounts payable	(473)	7,308	(287)
Accrued expenses	2,445	1,610	3,660
Decrease in pension accounts, net	(1,617)	(1,621)	(80)
Other	99	819	4,235
Net cash provided by (used in) operating activities of continuing operations	23,568	20,415	(978)
Net cash provided by (used in) operating activities of discontinued operations	1,939	(6,954)	16,989

Cash flows from investing activities
Proceeds from sale of discontinued operations	2,650	93,355	-
Purchases of held to maturity securities	-	(78,969)	-
Proceeds from maturity of held to maturity securities	-	80,475	-
Purchases of available for sale securities	(311,355)	(263,869)	-
Proceeds from available for sale securities	340,571	206,306	-
Purchases of property, plant and equipment	(15,204)	(7,648)	(7,894)
Proceeds from sale of property, plant and equipment	18	17	1,624
Net cash provided by (used in) investing activities of continuing operations	16,680	29,667	(6,270)
Net cash used in investing activities of discontinued operations	(51)	(1,423)	(5,352)

Cash flows from financing activities
Proceeds from short-term debt	-	-	444
Payments on short-term debt	-	(980)	(804)
Proceeds from long-term debt	-	10,964	82,450
Payments on long-term debt	(59)	(34,006)	(87,640)
Receipts from government grants	675	-	-
Proceeds from stock options	221	1,233	371
Stock repurchase	(2,335)	(3,694)	-
Tax benefit from exercise of incentive stock options	908	-	-
Payments of preferred stock dividends	(150)	(150)	(150)
Net cash used in financing activities of continuing operations	(740)	(26,633)	(5,329)
Net cash used in financing activities of discontinued operations	-	(14)	(181)
Effect of exchange rate changes on cash	(868)	771	531
Net cash provided by (used in) continuing operations	38,640	24,220	(12,046)
Net cash provided by (used in) discontinued operations	1,888	(8,391)	11,456
Net increase (decrease) in cash and cash equivalents	40,528	15,829	(590)
Cash and cash equivalents at beginning of period	21,992	6,163	6,753
Cash and cash equivalents at end of period	$62,520	$21,992	$6,163

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year ended December 31
	2008	2007	2006
Supplemental cash flow information
Cash payments for interest	$7,697	$10,032	$10,705
Cash payments for taxes	$5,797	$5,602	$3,017
Cash refunds for taxes	$(580)	$(544)	$(130)
Noncash investing and financing activities:
Tax benefit from exercise of incentive stock options	$908	$-	$-

See notes to consolidated financial statements.

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008
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

Cash Equivalents

The Company considers all highly liquid investments that are readily convertible to cash with a maturity of three months or less when purchased to be cash equivalents.  Cash equivalents at December 31, 2008 consist of various money market funds.  The carrying amount of cash and cash equivalents approximates its fair value due to their short maturities.

Short-term Investments

The Company defines short-term investments as income yielding securities that can be readily converted into cash.  Short-term investments at December 31, 2008 consist of U.S. Treasury and agency obligations and various issues of A1+/P1 rated corporate commercial paper.  The Company’s corporate commercial paper holdings as of December 31, 2008, are supported by the Commercial Paper Funding Facility provided by the Federal Reserve Bank of New York.  The Company’s short-term investments are classified as available for sale and contractual maturities for all such securities at December 31, 2008 were within one year.  Available-for-sale securities are reported at fair value with unrealized holding gains and losses, net of tax, included in Accumulated other comprehensive (loss) income.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, short-term investments, short-term trade receivables, short and long-term notes receivable, accounts payable and debt instruments. For short-term instruments, the historical carrying value is a reasonable estimate of fair value due to quick turnover. Fair values for long-term financial instruments that are not readily determinable are estimated based upon the discounted future cash flows at prevailing market interest rates. Based on these assumptions, management believes that the fair market values of the Company’s financial instruments with the exception of its long-term debt instrument are not materially different from their respective carrying values as of December 31, 2008.  The carrying value of the Company’s Long-term debt on the Consolidated Balance Sheets at December 31, 2008 and 2007 was $87,090.  Based on recent market quotes, the Company estimated that the fair value of the Long-term debt at both December 31, 2008 and 2007 was $88,396.

Trade Receivables

The Company maintains an allowance for doubtful accounts for estimated losses from the failure of our customers to make required payments for products delivered.  The Company estimates this allowance based on the age of the related receivable, knowledge of the financial condition of its customers, review of historical receivable and reserve trends and other pertinent information.  If the financial condition of the Company’s customers deteriorates or it experiences an unfavorable trend in receivable collections in the future, additional allowances may be required.  Historically, reserves have approximated actual experience.

Inventories

Inventories are stated at the lower of cost or market.  Cost includes materials, labor and overhead and is determined by the first-in, first-out (FIFO) method.  The Company reviews the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors.  If actual market conditions differ from those projected by management, and the Company’s estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required.  Historically, the Company’s reserves have approximated actual experience.

Long-Lived Assets

Property, plant and equipment is stated at cost and includes expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. The Company uses the straight-line method of depreciation for financial reporting purposes. Buildings and improvements are depreciated over periods ranging from 7 to 34 years. Machinery and equipment are depreciated over periods ranging from 4 to 12 years. Furniture and fixtures are depreciated over periods ranging from 3 to 10 years. Accelerated methods of depreciation are used for federal income tax purposes. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statement of operations. The Company’s depreciation expense was $6,822 in 2008, $6,550 in 2007 and $6,562 in 2006.

Long-lived assets are reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Events or circumstances that would result in an impairment review primarily include operations reporting losses, a significant change in the use of an asset, or the planned disposal or sale of the asset. The asset would be considered impaired when the future net undiscounted cash flows generated by the asset are less than its carrying value. An impairment loss would be recognized based on the amount by which the carrying value of the asset exceeds its fair value, as determined by quoted market price (if available) or the present value of expected future cash flows.

Pension Benefits

The Company accounts for its defined benefit pension plans in accordance with SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158), an amendment of FASB Statements No. 87, 88, 106 and 132, which requires the recognition of the overfunded or underfunded status of a plan as an asset or liability in the statement of financial position and the recognition of changes in the funded status in the year in which the changes occur through Accumulated other comprehensive income.  Pension expense continues to be recognized in the financial statements on an actuarial basis.

     To develop the discount rate assumption to be used for its pension plans, the Company matches projected pension payments to the yield derived from a spot-rate yield curve that contains a portfolio of available non-callable bonds rated AA or higher with comparable maturities.  The expected long-term rate of return assumption is based on the expected return of the various asset classes in the plans’ portfolio and the targeted allocation of plan assets.  The asset return is developed using historical asset return performance as well as current and anticipated market conditions such as inflation, interest rates and market performance.  The assumed long-term rate of return on assets is applied to a calculated value of plan assets and produces the expected return on plan assets that is included in net pension expense.  The difference between this expected return and the actual return on plan assets is recorded to Accumulated other comprehensive (loss) income.

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

Certain of the Company’s foreign locations collect various taxes from customers that have been assessed by a governmental authority and imposed on revenue-producing transactions.  The Company records all such taxes on a net basis in its Consolidated Statements of Operations as defined by the Emerging Issues Task Force (EITF) 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation).

Grant Income

Grant income is recognized when there is reasonable assurance that the Company has complied with the conditions attached to the respective grant and the grant income will be received.  Grant income is recognized in the Company’s Consolidated Statements of Operations on a systematic basis over the periods necessary to match the grant income with related costs.  Specifically, grants related to capital assets are deducted from the carrying amount of the related asset and recognized in the Company’s Consolidated Statements of Operations as a reduction of depreciation expense over the useful life of the asset.  Grant income received for expenses is recorded as a reduction to the related expense in the Consolidated Statements of Operations, recognized as the related costs are incurred.

     During the year ended December 31, 2008, the Company recognized grants of $675 as a reduction to the carrying value of Property, plant and equipment and a corresponding $19 reduction to depreciation expense.  The government grant contains obligations to provide periodic progress reporting, maintenance of records and various other terms and conditions, and provides for repayment in the event of default by the Company.  The Company has complied and expects to continue to comply with all conditions attached to the grant as of December 31, 2008.

Insurance

The Company uses a combination of insurance and self-insurance for a number of risks including property, general liability, directors’ and officers’ liability, workers’ compensation, vehicle liability and employee-related health care benefits. Liabilities associated with the risks that are retained are estimated by considering various historical trends and forward-looking assumptions. The estimated liabilities for these self-insured liabilities at December 31, 2008 and 2007 of $1,625 and $1,377, respectively, could be significantly affected if future actual occurrences and claims differ from these assumptions and historical trends.

Contingencies

The Company’s treatment of contingent liabilities in the financial statements is based on the expected outcome of the applicable contingency. In the ordinary course of business, the Company consults with legal counsel on matters related to litigation and other experts both within and outside of the Company. The Company will accrue a liability if the likelihood of an adverse outcome is probable of occurrence and the amount is estimable. The Company will disclose contingent liabilities if either the likelihood of an adverse outcome is only reasonably possible or an amount is not estimable.

Foreign Currency

The Company’s primary functional currency is the U.S. dollar.  However, revenue and expenses from the Company’s foreign manufacturing operations in Italy, China and Canada are denominated in local currency, thereby creating exposures to changes in exchange rates.  Gains and losses from foreign currency translation of assets and liabilities are included in Accumulated other comprehensive (loss) income, a separate component of shareholders’ equity. Accumulated other comprehensive (loss) income included translation (losses) gains of $(2,633), $3,463 and $2,140 for the years ended December 31, 2008, 2007 and 2006, respectively.  Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions.  Sales or purchases in foreign currencies, other than the subsidiary’s local currency, are exchanged at the date of the transaction.  The effect of transaction gains or losses is included in Other income (expense), net in our Consolidated Statements of Operations.  Foreign currency transaction gains were $507, $263, and $10 in 2008, 2007 and 2006, respectively.

Significant Concentrations

The Company provides credit, in the normal course of its business, to original equipment and aftermarket manufacturers.  For the year ended December 31, 2008, approximately 43.9% of the Company’s revenue was derived from its top five customers.  The Company’s largest customer, Caterpillar, accounted for approximately 19.1% of its total net sales in 2008.  For the year ended December 31, 2007, the Company’s top five customers accounted for 45.2% of its revenues.  The Company expects this customer concentration will continue to account for a large portion of our revenue in the future.  The Company generally does not require collateral and performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations.

Personnel

At December 31, 2008, the Company had approximately 670 domestic employees and 440 international employees.  Approximately 30 employees at the Akron, Ohio facility are covered under a collective bargaining agreement with the United Automobile Workers expiring in July 2009.  Approximately 270 employees at the Company’s Orzinuovi, Italy facility are represented by a national mechanics union agreement that expires in December 2009.  Additionally, 267 of its Italian employees are also covered by an internal facility agreement that expired in December 2008. Contract negotiations for a new agreement are ongoing.  Labor relations are generally satisfactory, and there have been no major work stoppages in recent years.  The Company expects that the expired agreement will be renewed shortly and the expiring contracts will be renewed on a timely basis.

Product Research and Development

Product research and development costs are expensed as incurred. The Company’s expenditures for product research and development and engineering were approximately $5,358 in 2008, $4,627 in 2007 and $3,976 in 2006.

Advertising

All advertising costs are expensed as incurred. The Company’s expenditures for advertising were approximately $596 in 2008, $447 in 2007 and $406 in 2006.

Income Taxes

The Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities in the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted tax laws and rates for differences between the tax and financial reporting basis of assets and liabilities.

Recent Accounting Developments

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) SFAS 132 (R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets.  This FSP amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans.  The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances.  This FSP is effective for fiscal years ending after December 15, 2009.  The Company is currently evaluating the impact of SFAS 132R-1 and intends to adopt the new disclosure requirements in the 2009 annual reporting period.

In November 2008, the FASB ratified EITF issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7).  EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them.  As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the asset diminished in value.  Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141(R), Business Combinations, (SFAS 141(R)) and SFAS No. 157 Fair Value Measurements (SFAS 157).  EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company expects EITF 08-7 could have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend on the nature, terms and value of the intangible assets purchased after the effective date.

In June 2008, the FASB issued FSP Emerging Issues Task Force EITF No. 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities (FSP 03-6-1).  Under FSP 03-6-1, unvested share-based payment awards that contain rights to receive nonforfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computed earnings per share.  FSP 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have any impact on the Company’s results of operations, financial position or liquidity.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3) which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. FSP 142-3 is not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS 161).   SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 is effective prospectively for fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have any impact on the Company’s results of operations, financial position or liquidity.

In December 2007, the FASB issued SFAS No. 141(R).  SFAS 141(R) modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition, and pre-acquisition contingencies generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset, and the requirements of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting. SFAS 141(R) is required to be adopted prospectively effective for fiscal years beginning after December 15, 2008.  The Company expects SFAS141(R) could have an impact on its consolidated financial statements, but the nature and magnitude of the specific effects will depend on the nature, terms and size of the acquisitions we consummate after the effective date of January 1, 2009.

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

The Company began reporting the performance racing segment as a discontinued operation for financial reporting purposes as of March 31, 2008 and has adjusted all prior periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  The sale of the Company’s performance racing facility in North Carolina closed on May 30, 2008.  The Company received $250 in cash and a note receivable of $600, and reported a loss on sale of $1,896 ($1,256, net of tax).  This loss is reported in (Loss) income from discontinued operations, after income taxes in the Consolidated Statement of Operations for the year ended December 31, 2008.  The sale of the Company’s performance racing facility in Illinois closed on December 22, 2008. Sales proceeds equaled net book value and therefore no gain or loss was recognized in the Consolidated Statement of Operations for the year ended December 31, 2008.  There are no remaining assets or liabilities of the performance racing segment classified as discontinued operations recorded in the Consolidated Balance Sheet at December 31, 2008.

During the fourth quarter of 2006, the Company reported a non-cash impairment charge for goodwill associated with its performance racing segment of $4,465 based on the results of its annual impairment test, which is reported in (Loss) income from discontinued operations, after income taxes in the Consolidated Statement of Operations for the year ended December 31, 2006.

The sale of the Company’s precision components segment closed in the first quarter of 2007, and the Company reported a gain on sale of the precision components segment of $15,023 ($11,943, net of tax).  This gain is reported in (Loss) income from discontinued operations, after income taxes in the Consolidated Statement of Operations for the year ended December 31, 2007.  There are no remaining assets or liabilities of the precision components segment classified as discontinued operations recorded in the Consolidated Balance Sheets.

On March 29, 2006, the Company entered into an agreement to sell the Monterrey, Mexico facility which was finalized in the fourth quarter of 2006.  The Company received $100 in cash and a note receivable of $1,200 for the inventory and certain other assets of this facility, and recognized no gain or loss on the transaction.  During the fourth quarter of 2008, the note holder defaulted on its repayment obligation and the Company recorded a reserve of $1,000 due to its uncertainty of collecting this remaining outstanding balance of the note receivable.  This expense is reported in (Loss) income from discontinued operations, after income taxes in the Consolidated Statement of Operations for the year ended December 31, 2008.  Also during the fourth quarter of 2008, the Company received a favorable ruling from the Mexican tax authority related to a tax assessment that had been received in the fourth quarter of 2007.  (Loss) income from discontinued operations, after income taxes was favorably impacted by approximately $800 for the year ended December 31, 2008 as a result of this favorable ruling.  There are no remaining assets or liabilities of the motor segment classified as discontinued operations recorded in the Consolidated Balance Sheets.

Operating results from discontinued operations are summarized as follows:

	Year Ended December 31
	2008	2007	2006
Net sales	$7,373	$20,093	$111,011

(Loss) income from discontinued operations, before income taxes	$(1,799)	$(3,127)	$7,617
Goodwill impariment charge	-	-	(4,465)
(Loss) gain on sale of discontinued operations, before income taxes	(1,896)	15,023	-
Income tax (benefit) expense	(1,957)	2,414	1,776
(Loss) income from discontinued operations, after income taxes	$(1,738)	$9,482	$1,376

The following table presents the composition of basic and diluted earnings per share from discontinued operations, after income taxes for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31
	2008	2007	2006
Basic (loss) earnings per share from discontinued operations, after income taxes
(Loss) income from discontinued operations, after income taxes	(0.05)	$(0.27)	$0.15
(Loss) gain on sale of discontinued operations, after income taxes	(0.14)	1.33	-
Basic (loss) earnings per share from discontinued operations, after income taxes	$(0.19)	$1.06	$0.15
Diluted (loss) earnings per share from discontinued operations, after income taxes
(Loss) income from discontinued operations, after income taxes	$(0.05)	$(0.27)	$0.15
(Loss) gain on sale of discontinued operations, after income taxes	(0.14)	1.28	-
Diluted (loss) earnings per share from discontinued operations, after income taxes	$(0.19)	$1.01	$0.15

The assets and liabilities of the performance racing segment, which have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets, consist of the following at December 31, 2007:

December 31
2007
Cash	$23
Accounts receivable	1,105
Inventory	4,331
Other current assets	50
Total current assets of discontinued operations	$5,509
Property, plant and equipment	1,170
Total assets of discontinued operations	$6,679

Accounts payable	$1,124
Other accrued expenses	616
Total liabilities of discontinued operations	$1,740

4.  Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157.  In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, (FSP 157-2) which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only.  The adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations or financial position.  The Company does not expect that the adoption of FSP 157-2 will have a material impact on the Company’s results of operations, financial position or liquidity.  On October 10, 2008, FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3).  FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The provisions of FSP 157-3 did not have an impact on the Company’s financial position or results of operations.
SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosure about fair value measurements.  Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  Valuation techniques under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs.  The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value as follows:

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

As of December 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets included the Company’s cash investments, short-term investments and certain other investments, including those associated with the Company’s non-qualified deferred compensation plan.  Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial instruments and their classification within the fair value hierarchy. As required by SFAS 157, financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There have been no changes in the classification of any financial instruments within the fair value hierarchy since the Company’s adoption of SFAS 157.  In accordance with SFAS 157, the following table represents the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of December 31, 2008:

	Total	Level 1	Level 2	Level 3
Money market funds	$22,031	$22,031	$-	$-
Mutual funds	25,028	25,028	-	-
Commercial paper	19,956	-	19,956	-
U.S. govt. agencies	10,000	-	10,000	-
Other trading(1)	1,062	1,062	-	-
Total	$78,077	$48,121	$29,956	$-

(1)	Included as a component of Other long-term assets in the Consolidated Balance Sheet as of December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  SFAS 159 permits entities to choose to measure many financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The Company adopted SFAS 159 effective January 1, 2008.  The Company did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on the Company’s consolidated results of operations, financial position or liquidity.

5.  Investments

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.  Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.  Held-to-maturity securities are reported at amortized cost with dividends, interest income and the amortization of any discount or premium reported in Interest income in the Consolidated Statements of Operations.  Available-for-sale securities are reported at fair value with unrealized holding gains and losses, net of tax, included in Accumulated other comprehensive (loss) income in the Consolidated Balance Sheets.  The amortized cost of debt securities in this category is adjusted for the amortization of any discount or premium to maturity computed under the effective interest method.  Dividend and interest income, including the amortization of any discount or premium, as well as realized gains or losses, are included in Interest income in the Consolidated Statements of Operations.  Both the cost of any security sold and the amount reclassified out of Accumulated other comprehensive (loss) income into earnings is based on the specific identification method.

All short-term investments on the Company’s Consolidated Balance Sheet as of December 31, 2008, are available-for-sale securities.

The following is a summary of the Company's available-for-sale securities as of December 31, 2008, by contractual maturity dates:

	Available-for-Sale Securities
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value (Net Carrying Amount)
Other debt securities - due in one year or less	$30,791	$60	$(26)	$30,774

As of December 31, 2008, net unrealized gains on available-for-sale securities of $34, ($21 net of tax) compared to net unrealized gains on available-for-sale securities of $102 ($65 net of tax) at December 31, 2007 are included in Accumulated other comprehensive (loss) income in the accompanying Consolidated Balance Sheets.  Unrealized gains of $102 ($65 net of tax) were reclassified out of Accumulated other comprehensive (loss) income and into earnings during the year ended December 31, 2008. No unrealized gains (losses) were reclassified out of Accumulated other comprehensive (loss) income during the years ended December 31, 2007 and 2006.

At December 31, 2008, the Company had one investment in commercial paper that is supported by the Commercial Paper Funding Facility provided by the Federal Reserve Bank of New York with an estimated fair value of $9,968 that was in an unrealized loss position, and the Company has determined that the gross unrealized loss on this investment was temporary in nature.  The gross unrealized loss on this investment was due to changes in interest rates, and the Company has both the intent and ability to hold this investment through its maturity date in the first quarter of 2009, at which time it anticipates receiving the full maturity value of $10,000.

Other long-term assets in the Consolidated Balance Sheets as of December 31, 2008 and 2007 include $1,062 and $216, respectively, of trading securities that approximate the Company’s long-term liability under a Company sponsored non-qualified deferred compensation plan provided to certain key officers and employees. These assets have been accounted for as trading due to the participants’ ability to actively trade their deferred compensation account balances. Both realized and unrealized gains and losses on the trading assets are included in Other income (expense), net on the Company’s Consolidated Statements of Operations. The Company reported realized and unrealized losses totaling $326 for the year ended December 31, 2008.  The Company did not have any realized or unrealized gains (losses) on its trading securities for the year ended December 31, 2007.

6.  Intangible Assets

The components of finite-lived intangible assets are as follows:

	December 31, 2008			December 31, 2007
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Product certifications	$20,820	$14,252	$6,568	$20,820	$13,663	$7,157
Other intangible assets	2,575	2,575	-	2,575	2,575	-
	$23,395	$16,827	$6,568	$23,395	$16,238	$7,157

Product certifications were acquired and valued based on the acquired company’s position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

The Company estimates that the straight-line amortization expense for finite-lived intangible assets will be $553 in each of the next five fiscal years 2009 through 2013.  The weighted average amortization period for product certifications is 32 years.

7. Financing Arrangements

	December 31
	2008	2007
Senior Notes	$87,090	$87,090
Bank Facility	-	-
Other	-	59
	87,090	87,149
Less current portion and short-term debt	-	59
	$87,090	$87,090

On November 1, 2004, the Company completed a public offering of $110,000 aggregate principal amount of 8¾% Senior Notes due November 1, 2014 (the Senior Notes). On February 2, 2007, as a result of the sale of its precision components segment, the Company triggered the provisions of the indenture relating to asset sales.  As a result of the sale, the Company was required to make an offer to purchase, on a pro rata basis, the maximum principal amount of the Senior Notes with the remaining net cash proceeds at a price equal to 100% of the principal amount plus accrued interest.  A total of $22,900 in aggregate principal amount was tendered and subsequently redeemed by the Company.  In accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Company has reported a loss on extinguishment of debt of $582.  The loss is comprised solely of the write-off of the unamortized portion of the debt issuance costs related to the portion of the Senior Notes redeemed.  The loss on extinguishment of debt  has been recorded in Other income (expense), net in the Consolidated Statement of Operations for the year ended December 31, 2007, a component of Income from continuing operations, in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  The Company has a remaining Senior Note principal balance of $87,090.

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

The Bank Facility has a maximum commitment of $30,000, including a $5,000 letter of credit subfacility. The Bank Facility matures on November 1, 2009, subject to extension at the Company’s request on an annual basis thereafter, with the consent of the lender. The interest rates on the Bank Facility range from 150 to 250 basis points over the London Interbank Offered Rates, or alternatively, 0 basis points over the prime rate, and the commitment fee is 25 basis points on the unused portion of the Bank Facility. There were no outstanding borrowings under the Bank Facility at December 31, 2008 and 2007.

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

The Company maintains its Bank Facility to finance its ongoing working capital requirements, capital expenditure requirements and for general corporate purposes.

On December 31, 2008 the Company had issued stand-by Letters of Credit totaling $893 compared to $1,025 of issued stand-by Letters of Credit as of December 31, 2007. On December 31, 2008 the Company had borrowing availability of $18,335 under the Bank Facility.

The Company has entered into a short-term, variable-rate, debt agreement of up to $3,242 (2,300 Euro) with a local Italian financial institution at its facility in Italy.  There were no borrowings under this credit facility as of December 31, 2008.
As of December 31, 2008, the Company was in compliance with the provisions of all of its debt instruments.

Aggregate principal payments due on long-term debt as of December 31, 2008, are as follows: 2009 — $0; 2010 — $0; 2011 — $0; 2012 — $0; 2013 — $0; and thereafter — $87,090.

8. Accounts Receivables Factoring Agreement

The Company’s Italian subsidiary had a factoring agreement to sell, without recourse, certain of their European-based accounts receivables to an unrelated third party financial institution during 2008 and 2007.  Under the terms of the factoring agreement, the maximum amount of the outstanding advances at any one time was $5,991 (4,250 Euro) during 2008 and $5,892 (4,000 Euro) during 2007, which limitation was subject to change based on the level of eligible receivables.  During the course of the year in 2008 and 2007, $4,060 and $7,449, respectively, of receivables had been sold under the terms of the factoring agreement.  The sale of these receivables reduced the credit exposure of the Company.  The Company has the option to receive a cash advance from the factoring company upon the sale of the receivable.  As of December 31, 2008 and 2007, the Company had no cash advances from the factoring company under the programs.   Sales of account receivable to the factoring company are reflected as a reduction of trade accounts receivable and an expense is reflected in the Consolidated Statement of Operations on such sale, as they meet the applicable criteria of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.  The amounts due from the factoring company as of December 31, 2008 and 2007, net of advances received, were $3,980 and $0, respectively, and are included in Accounts receivable in the Consolidated Balance Sheets.  The Company paid fees associated with the sale of receivables based on the monetary value of the receivables sold.  Administrative costs related to this program for the years ended December 31, 2008 and 2007 were $22 and $60, respectively, and are included in Selling, technical and administrative expenses in the Consolidated Statements of Operations.

9. Shareholders’ Equity

Dividends on the Series D preferred stock are payable, when declared, at the rate of 9.8% per annum.  The Company paid dividends of $151 in each of 2008 and 2007 to its preferred stockholders.  Each share of Series D preferred stock is (1) entitled to a liquidation preference equal to $1,000 per share plus any accrued or unpaid dividends, (2) not entitled to vote, except in certain circumstances, and (3) redeemable in whole, at the option of the Company, for $1,000 per share plus all accrued dividends to the date of redemption. The Company also has 100,000 authorized shares of $0.01 par value, Series E preferred stock, of which no shares are issued or outstanding. Each share of Series E preferred stock is (1) not redeemable and is entitled to dividends in the amount of 1,000 times the per share dividend received by the holders of common stock, (2) entitled to 1,000 votes per share, and (3) entitled to a liquidation right of 1,000 times the aggregate amount distributed per share to the holder of common stock.

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

On March 5, 2007, the Company announced a plan, approved by the Board of Directors, to repurchase up to $4,000 of its shares of Class A common stock in the open market, through privately negotiated transactions or otherwise in accordance with securities laws and regulations.  The aggregate purchase price limit of $4,000 of this plan was met as of June 30, 2008 and the plan expired.  Under this plan the Company purchased 310,113 shares of its Class A common stock at market prices.

On November 24, 2008, the Company announced a plan, approved by the Board of Directors, to repurchase up to $15,000 of its shares of Class A common stock in the open market, through privately negotiated transactions or otherwise in accordance with securities laws and regulations.  Under the terms of the Indenture, as of December 31, 2008, the Company is limited to repurchase up to $11,700 of its shares of Class A common stock based on the Company’s cumulative net income through December 31, 2008.   As of December 31, 2008, $2,029 has been spent by the Company to repurchase 143,553 shares of common stock at market prices.

10. Stock Compensation Plan

On January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payment (SFAS 123R), using the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption.  This method also requires that prior periods not be restated.   The Company’s 2000 Long Term Incentive Plan, which was amended and approved at the Company’s annual meeting of stockholders on June 4, 2008, provides for the granting of up to 1,315,000 shares of common stock of the Company.  The Company’s 2000 Long Term Incentive Plan had 509,483 shares available for grant as of December 31, 2008.  Options generally vest over a five year period after the grant date and expire no more than ten years after the grant date.

The expense recognized under SFAS 123R reduced income before taxes for the years ended December 31, 2008, 2007 and 2006 by $808, $390 and $264, respectively.  The Company classifies its stock option compensation expense principally in Selling Technical & Administration expense in its Consolidated Statements of Operations.

The fair value of stock options granted was estimated using the Black-Scholes option pricing model. A summary of the assumptions used in determining the fair value of options follows:

	2008	2007	2006
Expected volatility	86.2%	87.2%	89.5%
Expected option life in years	5.5	5.5	5.7
Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.2%	5.0%	5.0%
Weighted average fair value at grant date	$5.19	$8.68	$9.72

Application of the Black-Scholes option pricing model involves assumptions that are judgmental and affect compensation expense. Historical information is the primary basis for the selection of expected volatility, expected option life and expected dividend yield. Expected volatility is based on the most recent historical period equal to the expected life of the option. The risk-free interest rate is based on yields of U.S. Treasury zero-coupon issues with a term equal to the expected life of the option on the date the stock options are granted.

Stock-based option activity during the year ended December 31, 2008, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2008	657,181	$6.26
Granted	179,000	17.12
Exercised	(27,353)	8.07
Forfeited or expired	(10,000)	17.00
Options outstanding at December 31, 2008	798,828	$8.50	5.3 yrs.	$6,643

Exercisable at December 31, 2008	515,628	$5.04	3.5 yrs.	$5,959

The weighted-average fair value of stock options granted per option was $5.19 in 2008, $8.28 in 2007 and $6.63 in 2006.  The weighted-average fair value of stock options vesting was $5.96 in 2008, $4.40 in 2007 and $3.81 in 2006.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $16.60 closing price of shares of common stock of the Company on December 31, 2008, over the exercise price of the stock option, multiplied by the number of options outstanding and exercisable.  Under SFAS 123(R), the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's shares of common stock.

 Net cash proceeds from the exercise of stock options were $221 in 2008, $1,233 in 2007 and $371 in 2006, respectively.  The intrinsic value of stock options exercised was $305 in 2008, $1,863 in 2007 and $689 in 2006, respectively.  Shares used to satisfy stock-based awards are normally issued out of treasury stock.  The Company does not currently have a policy of repurchasing a specified number of shares issued under employee benefit programs during any particular time period.

As of December 31, 2008, there was $1,962 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements under the Company’s stock compensation plans.  The remaining cost is expected to be recognized over the next 2.7 years.

Exercise prices for options outstanding as of December 31, 2008, ranged from $3.40 to $18.29. A summary of the options by range of exercise prices is as follows:

	Outstanding				Exercisable
Range of Exercise Price	Vested	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Options	Weighted Average Exercise Price
$3.40 to $ 3.50	58,814	-	$3.40	2.8	58,814	$3.40
$3.51 to $ 5.00	243,759	600	$3.75	2.8	243,759	$3.74
$5.01 to $ 6.00	89,455	12,000	$5.06	4.9	89,455	$5.06
$6.01 to $18.29	123,600	270,600	$13.11	7.4	123,600	$8.37
Total	515,628	283,200	$8.51	5.3	515,628	$5.04

11. Employee Benefits

The Company has several defined benefit pension plans that cover certain employees.  On December 31, 2006, Hawk Corporation adopted SFAS 158, which requires employers to recognize on their balance sheets the net amount by which pension and other postretirement benefit plan liabilities are over funded or underfunded, which is the difference between plan assets at fair value and the projected benefit obligation.  Benefits payable are based primarily on compensation and years of service or a fixed annual benefit for each year of service.  Certain hourly employees are also covered under collective bargaining agreements.  The Company funds the plans in amounts sufficient to satisfy the minimum amounts required under the Employee Retirement Income Security Act of 1974 and the Ontario Pension Benefits Act and Regulation.

A summary of the components of net periodic benefit cost of the Company’s defined benefit pension plans for the periods presented in the Consolidated Statements of Operations is as follows:

	Year Ended December 31
	2008	2007
Accumulated benefit obligation	$30,845	$28,134

Change in benefit obligation:
Benefit obligation at beginning of year	$28,405	$30,091
Service cost	190	186
Interest cost	1,746	1,703
Actuarial (gains) losses	2,651	(2,057)
Foreign currency exchange rate impact (1)	(207)	184
Benefits paid	(1,772)	(1,702)
Benefit obligation at end of year	$31,013	$28,405

Change in plan assets:
Fair value of plan assets at beginning of year	$27,923	$25,364
Actual return on plan assets	(7,530)	2,494
Foreign currency exchange rate impact (1)	(166)	165
Company contributions	1,258	1,602
Benefits paid	(1,772)	(1,702)
Fair value of plan assets at end of year	$19,713	$27,923

Funded status of the plans	$(11,300)	$(482)

Amounts recognized in the balance sheet consist of the following:
Prepaid benefit liability - non current	$-	$197
Accrued benefit liability - non current	$(11,300)	$(679)

 (1) Resulting from the impact of the Company’s defined benefit pension plan in Canada.

The amount of the net actuarial loss and prior service cost included in Accumulated other comprehensive (loss) income for the period is $12,488.  The reclassification adjustment out of Accumulated other comprehensive (loss) income for the period for those amounts that have been recognized as a component of net periodic pension expense is $616.

The amount of unrecognized net actuarial loss and prior service credits, net of tax, included in Accumulated other comprehensive (loss) income at December 31, 2008 is $955 and $10,241, respectively.

The amount of unrecognized net actuarial loss and prior service credits expected to be recognized as components of net periodic benefit cost during 2009 is $337 and $1,259, respectively.
Amounts applicable to the Company’s under-funded pension plans at December 31, 2008 and 2007 are as follows:

	Year Ended December 31
	2008	2007
Projected benefit obligation	$31,013	$9,949
Accumulated benefit obligation	$30,845	$9,678
Fair value of plan assets	$19,713	$9,270
Amounts recognized as accrued benefit liabilities	$11,300	$679
Amounts recognized as prepaid benefit liabilities	$-	$197

A summary of the components of net periodic benefit cost of the Company’s defined benefit pension plans for the periods presented in the Consolidated Statements of Operations is as follows:

	Year Ended December 31
	2008	2007	2006
Components of net periodic pension cost:
Service cost	$223	$186	$731
Interest cost	1,746	1,703	1,751
Expected return on plan assets	(2,274)	(2,091)	(1,921)
Amortization of prior service cost	240	240	139
Pension curtailment	-	-	42
Recognized net actuarial loss	251	400	464
Net periodic pension cost of defined benefit plans	$186	$438	$1,206

The plans’ assets are primarily invested in equity and fixed income securities. In addition, one of the Company’s defined benefit plans also contains investments in the Company’s stock. As of December 31, 2008, 60,000 shares of the Company’s Class A common stock were held by a defined benefit plan at a cost of $717. The market value of such investment as of December 31, 2008 was $996. The Company has not and does not contemplate paying dividends on its Class A common stock.

The combined asset allocation of all defined benefit plans at December 31, 2008 and 2007, by asset category are as follows:

	Year Ended December 31
	2008	2007
Asset Category
Equity securities	62%	66%
Debt securities	30%	25%
Hawk Corporation common stock	5%	4%
Cash and other	3%	5%
Total	100%	100%

The objectives of the Company’s investment strategies are as follows: (1) to provide a total return that, over the long-term, maximizes investment return on assets, at a level of risk deemed appropriate, (2) to maximize return on assets by investing primarily in equity securities, and (3) to diversify investments within asset classes to reduce the impact of losses in any single investment. Target asset allocations are 75% equity securities and 25% fixed income securities. These target asset allocations have been determined after giving consideration to the expected returns of each asset class, the expected variability or volatility of the asset class returns over time, and the complementary nature or correlation of the asset classes within the portfolio. The Company also employs an active management approach for the portfolio. Each asset class is managed by one or more external money managers with the objective of generating returns, net of management fees, which exceed market-based benchmarks.

The following assumptions were used in accounting for the defined benefit plans:

	Year Ended December 31
	2008	2007	2006
Weighted average rates used to compute the projected benefit obligation as of December 31:
Discount rate	6.0%	6.0%	5.7%
Rate of compensation increase (1)	3.5%	3.5%	3.0%

Weighted average rates used to determine the net periodic benefit cost for the years ended December 31:
Discount rate	6.0%	5.6%	5.5%
Rate of compensation increase (1)	3.5%	3.5%	3.0%
Expected long-term rate of return on plan assets	8.2%	8.2%	8.2%

(1) At December 31, 2008 and 2007, only the Company’s Canadian pension plan was impacted by a rate of compensation increase.

The measurement date used to determine the pension benefit measurements for all plans in all periods presented is December 31. The Company has reviewed historical rates of return specific to its respective plans to determine the expected long-term rate of return on assets.

The Company contributed $1,258 on a cash basis in 2008 to its defined benefit pension plans for the 2008 plan year.  In addition, the Company contributed $565 in 2008 to fund its pension plans for the 2007 plan year.  The Company anticipates contributing $806 on a cash basis in 2009 to fund its pension plans for both the 2008 and 2009 plan years based on the minimum contribution expectation provided by its third party actuary.  The Company also made voluntary contributions totaling $3,924 in the first quarter of 2009 into its domestic pension plans for the 2008 plan year.

Estimated benefit payments for the next five years and in the aggregate for the five years thereafter are:

Year	Benefit Payments
2009	$1,659
2010	$1,666
2011	$1,777
2012	$1,827
2013	$1,855
2014 - 2018	$9,803

The Company also sponsors a defined contribution plan which provides voluntary employee contributions and matching and discretionary employer contributions. Aggregate employer contributions were approximately $1,560 in 2008, which included $614 in discretionary employer contributions, $1,187 in 2007, which included $595 in discretionary employer contributions and $1,639 in 2006, which included $778 in discretionary employer contributions. The elimination of precision components segment employees from the Company’s defined contribution plan effective February 1, 2007, contributed $663 to the decrease in defined contribution pension expense in 2007 as compared to 2006.  Effective January 1, 2008, the defined contribution plan was amended to increase the matching employer contribution percentage to 75% (50% in prior periods) of the participant’s tax deferred contributions up to 6% of eligible compensation.

12. Lease Obligations

The Company has capital lease commitments for buildings, machinery and equipment. Assets recorded under capital lease agreements included in property, plant and equipment consist of the following:

	Year Ended December 31
	2008	2007
Machinery and equipment	$-	$714
Accumulated amortization	-	533
Net assets under capital lease	$-	$181

Amortization of assets recorded under capital leases is included with depreciation expense. There are no assets under capital lease agreements as of December 31, 2008.

The Company leases certain office and warehouse facilities and equipment under operating leases. Certain of these operating leases provide the Company with a renewal option after the initial lease term. Rental expense recognized on a straight-line basis over the lease term, in accordance with FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, was approximately $3,774 in 2008, $3,443 in 2007 and $3,474 in 2006.  At December 31, 2008 and 2007, Other accrued expenses on the Company’s Consolidated Balance Sheets included a deferred rent liability of $2,012 and $2,074, respectively, resulting from the difference between rental expense recognized on a straight-line basis and cash payments for rent.

The Company has one material operating lease commitment for its Tulsa facility.  The initial term of this lease arrangement is 15 years beginning January 1, 2005, with a minimum lease commitment of $20,942.  The Company has the option to renew the lease for two additional five year terms.  The first 18 months of the lease was a rent holiday.

All leasehold improvements are being amortized over the original lease term.  Future non-cancelable minimum lease commitments under these agreements that have an original or existing term in excess of one year as of December 31, 2008 are as follows: 2009 — $3,469; 2010 — $3,208; 2011 — $3,093; 2012 — $2,788; 2013 — $2,722; and thereafter — $11,604.

13.  Income Taxes

The effective income tax rate from continuing operations for the year ended December 31, 2008 was 35.0%, compared to 42.8% for the year ended December 31, 2007.  The Company’s effective rate is comparable to the U.S. statutory rate primarily due to lower rates for foreign subsidiaries and the impact of non-deductible expenses on our U.S. taxes.

In December 2007, the Italian Parliament approved the Budget Law for 2008, effective January 1, 2008, which resulted in a decrease in the corporate income tax rate in Italy from 33.0% to 27.5% and an additional reduction in the regional rate from 4.25% to 3.90%.  The rate reduction was offset in part by changes which broadened the tax base.  The Company has evaluated the impact of the law change and has implemented these favorable changes for its Italian operations, which reduced its worldwide continuing operations effective rate in 2008.  Additionally, the law change provided for an election under which the Company would reverse the accelerated depreciation taken in prior years at a substantially lower rate.  The Company made this election in the quarter ended June 30, 2008.  The impact of this election was a one time decrease of $391 to the tax provision.

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109 (FIN 48), on January 1, 2007.  As a result of the implementation of FIN 48, the Company was not required to recognize any change in the liability for unrecognized tax benefits.  The total amount of unrecognized tax benefits as of December 31, 2008, was $632 (including $46 of accrued interest and penalties), the recognition of which would have had an effect of $617 on the continuing operations effective tax rate.  The Company believes it is reasonably possible that the unrecognized tax benefit may be reduced by $108 in the next twelve months.

The changes in the liability for unrecognized tax benefits not including interest and penalties during the year ended December 31, 2008, for both continuing and discontinuing operations, were as follows:

	For the Year Ended December 31
	2008	2007
Balance at January 1	$1,113	$1,097
Additions based on tax positions related to the current year	110	133
Additions for tax positions of prior years	-	581
Reduction for tax positions of prior years	-	(118)
Settlement	(517)	(536)
Lapses in applicable statutes	(120)	(44)
Balance at December 31	$586	$1,113

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense.  The amounts included in income tax expense from continuing operations for the years ended 2008, 2007 and 2006 for interest and penalties were not material.

During 2007, income from discontinued operations was impacted by certain changes in the liability for unrecognized tax benefits.  In 2007, the Company received a favorable ruling on a state audit matter and realized a settlement of $665 (including $129) of interest and penalties).  Also during 2007, the Company received an audit assessment from the Mexican tax authority and recorded a liability of $1,146 for unrecognized tax benefits (including interest and penalties of $629).  The Company received a favorable ruling with respect to the Mexican income tax audit during 2008 which enabled the Company to reverse the liability of $1,146 for unrealized tax benefits recorded in the prior year.  In 2008, the Company also recorded in continuing operations a reduction of $144 (including $24 of interest and penalties) for unrealized tax benefits due to a lapsing of applicable tax statutes in the year ended December 31, 2008.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.  The years 2002 – 2008 are open years available for examination by tax authorities.

The provision (benefit) for income taxes from continuing operations consists of the following:

	Year ended December 31
	2008	2007	2006
Current:
Federal	$3,138	$8	$-
State and local	307	(97)	486
Foreign	7,063	3,919	3,876
	10,508	3,830	4,362
Deferred:
Federal	2,708	1,318	(1,395)
State and local	21	38	(157)
Foreign	(1,098)	643	9
	1,631	1,999	(1,543)
Total income tax provision	$12,139	$5,829	$2,819

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	Year ended December 31
	2008	2007	2006
Deferred tax assets:
NOL carryforward	$-	$505	$10,672
AMT carryforward	490	1,506	$10,672
Accrued vacation	494	491	664
Employee benefits	3,599	744	3,205
Other accruals	2,734	1,994	1,821
Book over tax amortization	-	525
Inventory	1,134	1,295	1,949
Subtotal deferred tax assets	8,451	7,060	18,311
Valuation allowances	(54)	(324)
Total deferred tax assets	8,397	6,736	18,311

Deferred tax liabilities:
Tax over book depreciation	4,158	5,258	9,908
Tax over book amortization	1,436	-	2,930
Foreign leased property	334	384	319
Other	12	3	350
Total deferred tax liabilities	5,940	5,645	13,507
Net deferred tax assets	$2,457	$1,091	$4,804

As of December 31, 2008 and 2007 the Company had net U.S. federal operating loss (NOL) carry forward of $-0- and $3,954, respectively. At December 31, 2008 and 2007, the Company had alternative minimum tax (AMT) credit carry forwards of $490 and $1,506, respectively. The AMT carry forwards have no date of expiration.

The Company is in a net deferred tax asset position at December 31, 2008. SFAS 109 provides certain guidelines to follow in making the determination of the need for a valuation allowance. The Company recorded a valuation allowance for the year ended December 31, 2008 for deferred taxes attributed to financial reserves in China.  The valuation allowance was recorded due to prior history of operating losses and the uncertainty of earnings in future periods at its China faicility.  The Company also reversed the valuation allowance previously recorded for minimum pension liability at its Canadian subsidiary in calendar year 2008.  The Company has determined that no additional valuation allowance is necessary as of December 31, 2008.

The provision for income taxes from continuing operations differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31
	2008	2007	2006
Income tax expense at federal statutory rate	$12,152	$4,764	$1,545
State and local tax, net of federal tax benefit	213	(38)	213
Taxes on foreign income which differ from United States statutory rate	(909)	668	759
Foreign tax withholding	329	232	201
Other	354	203	101
Provision for income taxes	$12,139	$5,829	$2,819

The following table illustrates the domestic and foreign components of the Company’s income (loss) from continuing operations before income taxes:

	Year ended December 31
	2008	2007	2006
Income (loss) from continuing operations before income taxes:
Domestic	$14,473	$2,953	$(3,943)
Foreign	20,246	10,662	8,355
As reported	$34,719	$13,615	$4,412

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $41,407 and $28,341 at December 31, 2008 and 2007. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. The Company cannot determine in any practical manner the amount of income tax liability that would result if such earnings would be repatriated. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, which may be offset by foreign tax credits, and withholding taxes payable to various foreign countries.

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

14.  Earnings (Loss) Per Share

Basic and diluted earnings per share are computed as follows:

	Year Ended December 31
	2008	2007	2006
Income from continuing operations, after income taxes	$22,580	$7,786	$1,593
Less: Preferred stock dividends	150	150	150
Income from continuing operations, after income taxes available to common shareholders	$22,430	$7,636	$1,443

Net income	$20,842	$17,268	$2,969
Less: Preferred stock dividends	150	150	150
Net income available to common shareholders	$20,692	$17,118	$2,819

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	8,964	8,967	8,993
Diluted:
Basic weighted average shares outstanding	8,964	8,967	8,993
Dilutive effect of stock options	392	393	521
Diluted weighted average shares outstanding	9,356	9,360	9,514

Earnings per share:
Basic earnings from continuing operations, after income taxes	$2.50	$0.85	$0.16
Discontinued operations	(0.19)	1.06	0.15
Net earnings per basic share	$2.31	$1.91	$0.31

Diluted earnings from continuing operations, after income taxes	$2.40	$0.82	$0.15
Discontinued operations	(0.19)	1.01	0.15
Net earning per diluted share	$2.21	$1.83	$0.30

A weighted average of 85,672, 110,762 and 35,301 stock options were not included in the calculation of diluted weighted shares outstanding because they were anti-dilutive for the years ended December 31, 2008, 2007 and 2006, respectively.

15.  Related Parties

The Company reported as legal expense, included in Selling, technical and administrative expense in the Consolidated Statements of Operations, approximately $1,449, $791 and $1,216 during 2008, 2007 and 2006, respectively, to Kohrman Jackson and Krantz (KJK), our lead counsel, for legal services performed in the ordinary course of business for a variety of legal matters, including the current investigation by the SEC, which began in November 2006, the sale of the Company’s performance racing segment businesses in 2008, the sale of the Company’s precision components segment in February 2007 and the sale of the Company’s Monterrey, Mexico operations in the fourth quarter of 2006.  Byron Krantz, a director of the Company and a partner of KJK, beneficially owns 3.1% of the Class A common stock and 10% of the Series D preferred stock of the Company.  Mr. Krantz is also a party to a stockholders agreement governing the voting and disposition of all shares of the Company’s voting stock owned by the parties to the agreement.

Approximately $97 and $24 of related party payables are included in Accounts payable and $226 and $97 of related party accrued expenses are included in Accrued other in the Company’s Consolidated Balance Sheets as of December 31, 2008 and 2007, respectively.

16.  Business Segments

As a result of the decision to divest the performance racing segment, the Company’s audited Consolidated Financial Statements, accompanying notes and other information provided in this Form 10-K reflect the performance racing segment as a discontinued operation for all periods presented.

After reclassifying the performance racing segment to discontinued operations, the Company has one remaining operating segment, the friction products segment.  The friction products segment manufactures friction products used in off-highway, on-highway, industrial, agricultural, performance and aircraft applications.

The geographic split of the Company’s net sales and property, plant and equipment, based on country of origin, is as follows:

	Year Ended December 31
	2008	2007	2006
	(dollars in thousands)
Net Sales:
United States	$157,437	$131,644	$135,390
Italy	98,023	73,457	56,221
All Other Foreign	14,188	10,778	8,304
Total	$269,648	$215,879	$199,915

Property, Plant and Equipment:
United States	$33,610	$27,272	$28,194
Italy	11,198	9,729	7,475
All Other Foreign	2,690	2,574	2,579
Total	$47,498	$39,575	$38,248

The Company’s other foreign operations are located in China and Canada.

The Company’s largest customer, Caterpillar, represented approximately 19.1%, 17.7% and 18.1% of consolidated net sales in 2008, 2007 and 2006, respectively.

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

The following supplemental consolidating condensed financial statements present:

•
Consolidating condensed balance sheets as of December 31, 2008 and December 31, 2007, consolidating condensed Statements of Operations for the years ended December 31, 2008, 2007 and 2006 and consolidating condensed statements of cash flows for the years ended December 31, 2008, 2007 and 2006.

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

Supplemental Consolidating Condensed
Balance Sheet

	Year Ended December 31, 2008
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$45,241	$32	$17,247	$-	$62,520
Short-term investments	29,956	-	818	-	30,774
Accounts receivable, net	-	13,900	24,669	-	38,569
Inventories, net	-	23,779	17,858	(260)	41,377
Deferred income taxes	116	-	298	-	414
Other current assets	1,545	1,650	2,326	-	5,521
Assets of discontinued operations	-	-	-	-	-
Total current assets	76,858	39,361	63,216	(260)	179,175
Investment in subsidiaries	38,498	-	-	(38,498)	-
Inter-company advances, net	-	14,122	(14,115)	(7)	-
Property, plant and equipment, net	-	33,610	13,888	-	47,498
Other assets:
Finite-lived intangible assets	-	6,568	-	-	6,568
Other	5,956	606	189	-	6,751
Total other assets	5,956	7,174	189	-	13,319
Total assets	$121,312	$94,267	$63,178	$(38,765)	$239,992
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$114	$14,865	$15,228	$-	$30,207
Accrued compensation	3,013	4,393	2,504	-	9,910
Accrued interest	3,816	-	-	-	3,816
Accrued taxes	195	45	2,058	(45)	2,253
Other accrued expenses	1,796	2,956	2,273	6	7,031
Current portion of long-term debt	-	-	-	-	-
Liabilities of discontinued operations	-	-	-	-	-
Total current liabilities	8,934	22,259	22,063	(39)	53,217
Long-term liabilities:
Long-term debt	87,090	-	-	-	87,090
Deferred income taxes	-	-	338	-	338
Other	2,327	15,785	3,844	-	21,956
Inter-company advances, net	(54,430)	46,591	7,696	143	-
Total long-term liabilities	34,987	62,376	11,878	143	109,384
Shareholders’ equity	77,391	9,632	29,237	(38,869)	77,391
Total liabilities and shareholders’ equity	$121,312	$94,267	$63,178	$(38,765)	$239,992

Supplemental Consolidating Condensed
Balance Sheet

	December 31, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$69,944	$42	$9,986	$-	$79,972
Marketable securities	-	-	1,019	-	1,019
Accounts receivable, net	-	11,867	25,619	-	37,486
Inventories, net	-	20,382	16,744	(407)	36,719
Deferred income taxes	983	372	-	-	1,355
Other current assets	1,828	1,180	1,758	-	4,766
Current assets of discontinued operations	-	5,509	-	-	5,509
Total current assets	72,755	39,352	55,126	(407)	166,826
Investment in subsidiaries	11,606	-	-	(11,606)	-
Inter-company advances, net	-	16,007	(16,007)	-	-
Property, plant and equipment, net	-	27,272	12,303	-	39,575
Other assets:
Finite-lived intangible assets	-	7,157	-	-	7,157
Other	4,184	992	-	-	5,176
Long-term assets of discontinued operations	-	1,170	-	-	1,170
Total other assets	4,184	9,319	-	-	13,503
Total assets	$88,545	$91,950	$51,422	$(12,013)	$219,904

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$(141)	$13,425	$17,041	$-	$30,325
Accrued compensation	2,532	3,430	2,713	-	8,675
Accrued interest	3,816	-	-	-	3,816
Accrued taxes	948	93	794	(73)	1,762
Other accrued expenses	1,647	3,107	2,415	12	7,181
Current portion of long-term debt	-	-	59	-	59
Liabilities of discontinued operations	-	1,740	-	-	1,740
Total current liabilities	8,802	21,795	23,022	(61)	53,558
Long-term liabilities:
Long-term debt	87,090	-	-	-	87,090
Deferred income taxes	-	-	922	-	922
Other	1,080	5,948	3,982	-	11,010
Inter-company advances, net	(75,751)	69,951	6,146	(346)	-
Total long-term liabilities	12,419	75,899	11,050	(346)	99,022
Shareholders’ equity	67,324	(5,744)	17,350	(11,606)	67,324
Total liabilities and shareholders’ equity	$88,545	$91,950	$51,422	$(12,013)	$219,904

Supplemental Consolidating Condensed
Statement of Operations

	Year Ended December 31, 2008
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$155,745	$123,925	$(10,022)	$269,648
Cost of sales	-	106,725	95,849	(10,022)	192,552
Gross profit	-	49,020	28,076	-	77,096
Operating expenses:
Selling, technical and administrative expenses	70	29,331	7,924	-	37,325
Amortization of finite-lived intangible assets	-	589	-	-	589
Total operating expenses	70	29,920	7,924	-	37,914
Income from operations	(70)	19,100	20,152	-	39,182
Interest (expense) income, net	(220)	(6,278)	532	-	(5,966)
Income from equity investee	23,521	14,817	-	(38,338)	-
Other (expense) income , net	(303)	2,073	(267)	-	1,503
Income from continuing operations, before income taxes	22,928	29,712	20,417	(38,338)	34,719
Income tax provision	50	6,445	5,644	-	12,139
Income from continuing operations, after income taxes	22,878	23,267	14,773	(38,338)	22,580
Discontinued operations, net of tax	(2,036)	254	44	-	(1,738)
Net income	$20,842	$23,521	$14,817	$(38,338)	$20,842

Supplemental Consolidating Condensed
Statement of Operations

	Year Ended December 31, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$133,535	$93,013	$(10,669)	$215,879
Cost of sales	-	99,870	75,308	(10,669)	164,509
Gross profit	-	33,665	17,705	-	51,370
Operating expenses:
Selling, technical and administrative expenses	327	24,083	6,762	-	31,172
Amortization of finite-lived intangible assets	-	727	-	-	727
Total operating expenses	327	24,810	6,762	-	31,899
Income from operations	(327)	8,855	10,943	-	19,471
Interest (expense) income, net	(234)	(5,646)	321	-	(5,559)
Income from equity investee	7,538	5,153	-	(12,691)	-
Other (expense) income, net	(530)	694	(461)	-	(297)
Income from continuing operations, before income taxes	6,447	9,056	10,803	(12,691)	13,615
Income tax (benefit) provision	16	1,482	4,331	-	5,829
Income from continuing operations, after income taxes	6,431	7,574	6,472	(12,691)	7,786
Discontinued operations, net of tax	10,837	(36)	(1,319)	-	9,482
Net income	$17,268	$7,538	$5,153	$(12,691)	$17,268

Supplemental Consolidating Condensed
Statement of Operations

	Year Ended December 31, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$-	$138,442	$73,419	$(11,946)	$199,915
Cost of sales	26	107,679	59,287	(11,946)	155,046
Gross profit	(26)	30,763	14,132	-	44,869
Operating Expenses:
Selling, technical and administrative expenses	713	22,569	5,702	-	28,984
Amortization of finite-lived intangibles	-	495	-	-	495
Total operating expenses	713	23,064	5,702	-	29,479
(Loss) income from operations	(739)	7,699	8,430	-	15,390
Interest income (expense), net	3,566	(14,693)	43	-	(11,084)
Income from equity investee	2,622	4,675	-	(7,297)	-
Other (expense) income, net	(26)	446	(314)	-	106
Income (loss) from continuing operations, before income taxes	5,423	(1,873)	8,159	(7,297)	4,412
Income tax provision (benefit)	2,454	(3,318)	3,683	-	2,819
Income from continuing operations, after income taxes	2,969	1,445	4,476	(7,297)	1,593
Discontinued operations, net of tax	-	1,177	199	-	1,376
Net income	$2,969	$2,622	$4,675	$(7,297)	$2,969

Supplemental Consolidating Condensed
Cash Flows Statement

	Year Ended December 31, 2008
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities of continuing operations	$2,767	$8,348	$12,453	$-	$23,568
Net cash provided by operating activities of discontinued operations	-	1,895	44	-	1,939
Cash flows from investing activities:
Proceeds from sale of discontinued operations	2,650	-	-	-	2,650
Purchases of available for sale securities	(310,359)	-	(996)	-	(311,355)
Proceeds from available for sale securities	339,575	-	996	-	340,571
Purchases of property, plant and equipment	-	(10,884)	(4,320)	-	(15,204)
Proceeds from sale of property, plant and equipment	-	7	11	-	18
Net cash provided by (used in) investing activities of continuing operations	31,866	(10,877)	(4,309)	-	16,680
Net cash used in investing activities of discontinued operations	-	(51)	-	-	(51)
Cash flows from financing activities:
Payments on long-term debt	-	-	(59)	-	(59)
Receipts from government grants		675			675
Proceeds from stock options	221	-	-	-	221
Stock repurchase	(2,335)	-	-	-	(2,335)
Tax benefit from exercise of incentive stock options	908	-	-	-	908
Payments of preferred stock dividend	(150)	-	-	-	(150)
Net cash (used in) provided by financing activities of continuing operations	(1,356)	675	(59)	-	(740)
Effect of exchange rate changes on cash	-	-	(868)	-	(868)
Net cash provided by (used in) continuing operations	33,277	(1,854)	7,217	-	38,640
Net cash provided by discontinued operations	-	1,844	44	-	1,888
Net increase (decrease) in cash and cash equivalents	33,277	(10)	7,261	-	40,528
Cash and cash equivalents at beginning of period	11,964	42	9,986	-	21,992
Cash and cash equivalents at end of period	$45,241	$32	$17,247	$-	$62,520

Supplemental Consolidating Condensed
Cash Flows Statement

	Year Ended December 31, 2007
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(1,244)	$10,936	$10,723	$-	$20,415
Net cash used in operating activities of discontinued operations	-	(5,481)	(1,473)	-	(6,954)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	93,354	1	-	-	93,355
Purchases of held to maturity securities	(78,969)	-	-	-	(78,969)
Proceeds from held to maturity securities	80,475	-	-	-	80,475
Purchases of available for sale securities	(262,937)		(932)		(263,869)
Proceeds from available for sale securities	206,306	-		-	206,306
Purchases of property, plant and equipment	-	(4,033)	(3,615)	-	(7,648)
Proceeds from sale of property, plant and equipment	-	15	2	-	17
Net cash provided by (used in) investing activities of continuing operations	38,229	(4,017)	(4,545)	-	29,667
Net cash used in investing activities of discontinued operations	-	(1,423)	-	-	(1,423)
Cash flows from financing activities:
Payments on short-term debt	-	-	(980)	-	(980)
Proceeds from long-term debt	10,964	-	-	-	10,964
Payments on long-term debt	(33,874)	-	(132)	-	(34,006)
Proceeds from stock options	1,233	-	-	-	1,233
Stock repurchase	(3,694)	-	-	-	(3,694)
Payments of preferred stock dividend	(150)	-	-	-	(150)
Net cash used in financing activities of continuing operations	(25,521)	-	(1,112)	-	(26,633)
Net cash used in financing activities of discontinued operations	-	(14)	-	-	(14)
Effect of exchange rate changes on cash	-	-	771	-	771
Net cash provided by continuing operations	11,464	6,919	5,837	-	24,220
Net cash used in discontinued operations	-	(6,918)	(1,473)	-	(8,391)
Net increase in cash and cash equivalents	11,464	1	4,364	-	15,829
Cash and cash equivalents at beginning of period	500	41	5,622	-	6,163
Cash and cash equivalents at end of period	$11,964	$42	$9,986	$-	$21,992

Supplemental Consolidating Condensed
Cash Flows Statement

	Year Ended December 31, 2006
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities of continuing operations	$5,319	$(7,692)	$1,395	$-	$(978)
Net cash provided by operating activities of discontinued operations	-	15,807	1,182	-	16,989
Cash flows from investing activities:
Purchases of property, plant and equipment	-	(4,841)	(3,053)	-	(7,894)
Proceeds from sale or property, plant and equipment	-	1,624	-	-	1,624
Net cash used in investing activities of continuing operations	-	(3,217)	(3,053)	-	(6,270)
Net cash used in investing activities of discontinued operations	-	(4,717)	(635)	-	(5,352)
Cash flows from financing activities:
Proceeds on short-term debt	-	-	444	-	444
Payment on short-term debt	-	-	(804)	-	(804)
Proceeds from long-term debt	82,450	-	-	-	82,450
Payments on long-term debt	(87,490)	-	(150)	-	(87,640)
Proceeds from stock options	371	-	-	-	371
Payments of preferred stock dividends	(150)	-	-	-	(150)
Net cash used in financing activities of continuing operations	(4,819)	-	(510)	-	(5,329)
Net cash used in financing activities of discontinued operations		(171)	(10)		(181)
Effect of exchange rate changes on cash	-	-	531	-	531
Net cash provided by (used in) continuing operations	500	(10,909)	(1,637)	-	(12,046)
Net cash provided by discontinued operations	-	10,919	537	-	11,456
Net increase (decrease) in cash and cash equivalents	500	10	(1,100)	-	(590)
Cash and cash equivalents, at beginning of period	-	31	6,722	-	6,753
Cash and cash equivalents, at end of period	$500	$41	$5,622	$-	$6,163

18.  Summary of Quarterly Results of Operations (Unaudited)

	2008
	March 31	June 30	September 30	December 31
Net sales	$65,779	$71,801	$74,181	$57,887
Gross profit	17,411	21,099	25,111	13,475
Income from continuing operations, after income taxes	3,826	6,180	10,297	2,277
Discontinued operations, net of tax	(675)	(1,168)	(41)	146
Net income	$3,151	$5,012	$10,256	$2,423
Basic earnings per share: (1)
Earnings per share from continuing operations	$0.42	$0.69	$1.14	$0.25
Discontinued operations	(0.07)	(0.13)	-	0.02
Net earnings per basic share	$0.35	$0.56	$1.14	$0.27
Diluted earnings per share: (1)
Earnings per share from continuing operations	$0.40	$0.66	$1.09	$0.24
Discontinued operations	(0.07)	(0.13)	-	0.02
Net earnings per diluted share	$0.33	$0.53	$1.09	$0.26

	2007
	March 31	June 30	September 30	December 31
Net sales	$54,175	$55,342	$51,490	$54,872
Gross profit	13,997	13,473	11,715	12,185
Income from continuing operations, after income taxes	1,945	1,898	1,927	2,016
Discontinued operations, net of tax	10,841	219	(266)	(1,312)
Net income	$12,786	$2,117	$1,661	$704
Basic earnings per share: (1)
Earnings per share from continuing operations	$0.21	$0.21	$0.21	$0.22
Discontinued operations	1.20	0.02	(0.03)	(0.15)
Net earnings per basic share	$1.41	$0.23	$0.18	$0.07
Diluted earnings per share: (1)
Earnings per share from continuing operations	$0.20	$0.20	$0.20	$0.21
Discontinued operations	1.16	0.02	(0.02)	(0.14)
Net earnings per diluted share	$1.36	$0.22	$0.18	$0.07

(1)           Due to the quarterly computation of earnings per share, the sum of the four cumulative quarters will not necessarily equal the annual total.

Schedule II – Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions			Balance at End of Year
Year ended December 31, 2008:
Allowance for uncollectible accounts	$847	$726	$245	(1)	(3)	$1,328
Slow moving and obsolete inventory reserve	3,477	860	544	(2)	(3)	3,793

Year ended December 31, 2007:
Allowance for uncollectible accounts	$827	$120	$100	(1)	(3)	$847
Slow moving and obsolete inventory reserve	2,970	901	394	(2)	(3)	3,477

Year ended December 31, 2006:
Allowance for uncollectible accounts	$498	$603	$274	(1)	(3)	$827
Slow moving and obsolete inventory reserve	1,884	1,156	70	(2)	(3)	2,970

(1)   Uncollectible accounts written off, net of recoveries.

(2)   Inventory items written off against the reserve acocunt.

(3)  Impact of foreign currency on accounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIALDISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2008, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities exchange Act of 1934 (the Exchange Act). The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13(a)-15(f) of the Exchange Act, which is to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals defined in the Exchange Act.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Attestation Report of Independent Registered Public Accounting Firm.  Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as a part of their audit, has issued their report, set forth in Item 8 of this Form 10-K, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting.  There have been no changes in our internal control over financial reporting in the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the Registrant’s definitive Proxy Statement relating to its 2009 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Structure and Practices of the Board of Directors,” “Executive Officers” “Section 16(a) Beneficial Ownership Reporting Compliance and “Code of Business Conduct and Ethics.” This Proxy Statement will be filed with the SEC prior to April 30, 2009.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is contained under the caption “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated herein by reference. This Proxy Statement will be filed with the SEC prior to April 30, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required with respect to security ownership of certain beneficial owners is set forth under the caption "Principal Stockholders,” and “Equity Compensation Plan Information at December 31, 2008" in the Company's definitive Proxy Statement to be filed prior to April 30, 2009, and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained under the caption “Certain Relationships and Related Transactions” and “Director Independence” in the Proxy Statement and is incorporated herein by reference. This Proxy Statement will be filed with the SEC prior to April 30, 2009.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is contained under the caption “Audit Committee Report — Principal Accountant Fees and Services” in the Proxy Statement and is incorporated herein by reference. This Proxy Statement will be filed with the SEC prior to April 30, 2009.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

1.	The following consolidated financial statements of Hawk Corporation are filed as part of this report under Item 8 – Financial Statements and Supplementary Data:

(i)	Consolidated Balance Sheets at December 31, 2008 and 2007

(ii)	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

(iii)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

(v)	Notes to Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006

2.	Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006

All other financial schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

(b)	Exhibits:

3.1
Form of Hawk Corporation’s Second Amended and Restated Certificate of Incorporation (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on November 19, 1997 with the Securities and Exchange Commission (Reg. No. 333-40535))

3.2	Hawk Corporation’s Amended and Restated By-laws (Incorporated by reference to the Company’s Current Report on Form 8-K as filed on March 2, 2000 with the Securities and Exchange Commission)

3.3
Hawk Corporation’s Amendment No. 1 to Amended and Restated By-laws, dated August 19, 2008 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed on August 22, 2008 with the Securities and Exchange Commission)

4.1
Stockholders’ Voting Agreement, effective as of November 27, 1996, by and among Hawk Corporation, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz and the Krantz Family Limited Partnership (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

4.2
Letter agreement, dated January 5, 1998, amending the Stockholders’ Voting Agreement, effective as of November 27, 1996, by and among Hawk Corporation, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz and the Krantz Family Limited Partnership (Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1/A as filed on January 23, 1998 with the Securities and Exchange Commission (Reg. No. 333-40535))

4.3
Indenture, dated as of November 1, 2004, among Hawk Corporation, the Guarantors named therein, and HSBC Bank USA, National Association, as Trustee (Incorporated by reference to the Company’s Form 8-K as filed on November 1, 2004 with the Securities and Exchange Commission)

4.4
Registration Rights Agreement, dated as of November 1, 2004, among Hawk Corporation, the Guarantors named therein, and Jefferies & Company, Inc. (Incorporated by reference to the Company’s Form 8-K as filed on November 1, 2004 with the Securities and Exchange Commission)

4.5
Amended and Restated Rights Agreements dated as of January 4, 2008, by and between Hawk Corporation and National City Bank, as Rights Agent (Incorporated by reference to the Company’s Form 8-K as filed on January 4, 2008 with the Securities and Exchange Commission)

4.6
Form of 8 3/4% Senior Exchange Note due 2014 (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed on December 3, 2004 with the Securities and Exchange Commission (Reg. No. 333-120991))

10.1
Form of the Promissory Notes, each dated June 30, 1995, issued by of Norman C. Harbert and Ronald E. Weinberg to Hawk Corporation (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

10.2
Letter agreement, dated October 1, 1996, amending the Promissory Notes, dated June 30, 1995, issued by each of Norman C. Harbert and Ronald E. Weinberg to Hawk Corporation (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

10.3†
Hawk Corporation 1997 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on November 19, 1997 with the Securities and Exchange Commission (Reg. No. 333-40535))

10.4*†	First Amendment to Hawk Corporation 1997 Stock Option Plan dated December 31, 2008

10.5†
Hawk Corporation 2000 Long Term Incentive Plan (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2000 as filed on March 23, 2001 with the Securities and Exchange Commission)

10.6 *†	First Amendment to Hawk Corporation 2000 Long Term Incentive Plan dated December 31, 2008

10.7†
Hawk Corporation Annual Incentive Compensation Plan (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2000 as filed on March 23, 2001 with the Securities and Exchange Commission)

10.8†
Hawk Corporation Deferred Compensation Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed on December 5, 2007 with the Securities and Exchange Commission (Reg. No. 333-147832))

10.9
Form of Intellectual Property Security Agreement, dated as of August 10, 2001, by and between Hawk Corporation and each of the following subsidiaries of Hawk Corporation: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp. (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed on August 14, 2001 with the Securities and Exchange Commission)

10.10
Credit and Security Agreement, dated November 1, 2004, among Hawk Corporation, Allegheny Clearfield, Inc., Friction Products Co., Hawk MIM, Inc., Hawk Motors, Inc., Hawk Precision Components, Inc., Helsel, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., Sinterloy Corporation, S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Tex Racing Enterprises, Inc., Wellman Products Group, Inc., and Wellman Products, LLC, as Borrowers, and KeyBank National Association, as Administrative Agent and LC Issuer (Incorporated by reference to the Company’s Form 8-K as filed on November 1, 2004 with the Securities and Exchange Commission)

10.11
Amendment No. 1 to Credit and Security Agreement made as of August 31, 2006 among Hawk Corporation, Allegheny Clearfield, Inc., Friction Products Co., Hawk MIM, Inc., Hawk Motors, Inc., Hawk Precision Components Group, Inc., Helsel, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., Sinterloy Corporation, S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Tex Racing Enterprises, Inc., Wellman Products Group, Inc., and Wellman Products, LLC, as borrowers, the Lenders listed on the signature pages thereto, and KeyBank National Association, as Administrative Agent and LC Issuer (Incorporated by reference to the Company’s Form 8-K as filed on September 1, 2006 with the Securities and Exchange Commission)

10.12
Amendment No. 2 to Credit and Security Agreement made as of August 31, 2006 among Hawk Corporation, Allegheny Clearfield, Inc., Friction Products Co., Hawk MIM, Inc., Hawk Motors, Inc., Hawk Precision Components Group, Inc., Helsel, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., Sinterloy Corporation, S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Tex Racing Enterprises, Inc., Wellman Products Group, Inc., and Wellman Products, LLC, as borrowers, the Lenders listed on the signature pages thereto, and KeyBank National Association, as Administrative Agent and LC Issuer (Incorporated by reference to the Company’s Form 8-K as filed on February 8, 2006 with the Securities and Exchange Commission)

10.13
Amendment No. 4 and Consent to Credit and Security Agreement and Omnibus Amendment to Certain Other Loan Documents, made as of May 30, 2008, among Hawk Corporation, Friction Products Co., Hawk Motors, Inc., Logan Metal Stampings, Inc., Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Tex Racing Enterprises, Inc., Wellman Products Group, Inc., and Wellman Products, LLC, as borrowers, the Lenders listed on the signature pages of the Agreement, KeyBank National Association, as Administrative Agent, and KeyBank National Association, as LC Issuer (Incorporated by reference to the Company’s Form 8-K as filed on June 3, 2008 with the Securities and Exchange Commission)

10.14
Form of Pledge and Security Agreement — Borrower in favor of KeyBank National Association (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed on November 15, 2004 with the Securities and Exchange Commission)

10.15
Form of Collateral Assignment of Security Interest in Trademarks and Licenses, dated as of November 1, 2004, among Hawk Corporation and the other Grantors named therein and KeyBank National Association (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed on November 15, 2004 with the Securities and Exchange Commission)

10.16
Form of Collateral Assignment of Security Interest in Patents and Patent Applications, dated as of November 1, 2004, among Hawk Corporation and the other Grantors named therein and KeyBank National Association (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed on November 15, 2004 with the Securities and Exchange Commission)

10.17
Form of Collateral Assignment of Security Interest in Copyrights, dated as of November 1, 2004, among Hawk Corporation and the other Grantors named therein and KeyBank National Association (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed on November 15, 2004 with the Securities and Exchange Commission)

10.18
Form of Limited License Agreement (Borrower) in favor of KeyBank National Association (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed on November 15, 2004 with the Securities and Exchange Commission)

10.19
Depositary Agreement appointing HSBC Bank USA, National Association, as exchange agent (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4 as filed on December 20, 2004 with the Securities and Exchange Commission (Reg. No. 333-120991))

10.20†
Amended and Restated Employment Agreement, dated as of December 31, 2001, by and among Hawk Corporation, Friction Products Co. and Ronald E. Weinberg (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001 as filed on April 1, 2002 with the Securities and Exchange Commission)

10.21†
Amendment No. 1 to Amended and Restated Employment Agreement, dated as of March 3, 2004, by and among Hawk Corporation, Friction Products Co. and Ronald E. Weinberg (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2003 as filed on March 26, 2004 with the Securities and Exchange Commission)

10.22*†	Amendment No. 2 to Amended and Restated Employment Agreement, dated as of December 31, 2008, by and among Hawk Corporation, Friction Products Co. and Ronald E. Weinberg

10.23†
Amended and Restated Wage Continuation Agreement, dated as of December 31, 2001, by and among Hawk Corporation, Friction Products Co. and Norman C. Harbert (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001 as filed on April 1, 2002 with the Securities and Exchange Commission)

10.24*†	Second Amendment to Restated Wage Continuation Agreement dated as of December 31, 2008 by and between Norman C. Harbert and Hawk Corporation

10.25*†	Amended and Restated Senior Advisor Agreement dated as of December 31, 2008 by and between Hawk Corporation and Norman C. Harbert

10.26†
Employment Agreement, dated August 14, 2006, by and between Hawk Corporation and Joseph J. Levanduski (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2006 as filed on August 14, 2006 with the Securities and Exchange Commission)

10.27†
Amendment to Agreements, dated November 10, 2006, between Hawk Corporation and Joseph J. Levanduski  (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2006 as filed on November 13, 2006 with the Securities and Exchange Commission)

10.28*†	Second Amendment to Employment Agreement dated as of December 30, 2008, by and between Hawk Corporation and Joseph J. Levanduski

10.29†
Employment Agreement, dated August 14, 2006, by and between Wellman Products Group, Inc. and B. Christopher DiSantis (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2006 as filed on August 14, 2006 with the Securities and Exchange Commission)

10.30†
Amendment to Agreements, dated November 10, 2006, by and among Hawk Corporation, Wellman Products Group, Inc. and B. Christopher DiSantis (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2006 as filed on November 14, 2006 with the Securities and Exchange Commission)

10.31*†	Second Amendment to Employment Agreement dated as of December 31, 2008, by and between Wellman Products Group, Inc. and B. Christopher Disantis

10.32†
Form of Change in Control Agreement by and among Hawk Corporation and certain executive officers (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2006 as filed on August 14, 2006 with the Securities and Exchange Commission)

10.33*†	Form of Amendment No. 1 to Change in Control Agreement by and among Hawk Corporation and certain executive officers

14	Code of Business Conduct and Ethics (Incorporated by reference to the Company’s Form 8-K as filed on May 30, 2006 with the Securities and Exchange Commission)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chairman of the Board, Chief Executive Officer and President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________
* Filed or furnished herewith
† Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWK CORPORATION

By: /s/ JOSEPH J. LEVANDUSKI
Joseph J. Levanduski
Chief Financial Officer

Date: March 10, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Ronald E. Weinberg	Chairman of the Board, Chief Executive	March 10, 2009
Ronald E. Weinberg	Officer, and Director
(principal executive officer)

/s/ Norman C. Harbert	Chairman Emeritus,	March 10, 2009
Norman C. Harbert	Founder and Director

/s/ Joseph J. Levanduski	Chief Financial Officer	March 10, 2009
Joseph J. Levanduski	(principal financial and accounting officer)

/s/ Byron S. Krantz	Secretary and Director	March 10, 2009
Byron S. Krantz

/s/ Paul R. Bishop	Director	March 10, 2009
Paul R. Bishop

/s/ Jack F. Kemp	Director	March 10, 2009
Jack F. Kemp

/s/ Dan T. Moore, III	Director	March 10, 2009
Dan T. Moore, III

/s/ Andrew T. Berlin	Director	March 10, 2009
Andrew T. Berlin

/s/ Richard T. Marabito	Director	March 10, 2009
Richard T. Marabito