Form 10-Q
period 2009-03-31
HAWK CORP
filed 2009-05-06
CIK 849240

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File No. 001-13797

HAWK CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	34-1608156
(State of incorporation)	(I.R.S. Employer Identification No.)

200 Public Square, Suite 1500, Cleveland, Ohio 44114

(Address of principal executive offices) (Zip Code)

(216) 861-3553

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “accelerated filer,”  “large accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☑   Non-accelerated Filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Act: Shell Company YES ☐  NO ☑

As of April 30, 2009, the Registrant had the following number of shares of common stock outstanding:

Class A Common Stock, $0.01 par value:	8,196,751
Class B Common Stock, $0.01 par value:	None (0)

As used in this Form 10-Q, the terms “Company,” “Hawk,” “Registrant,” “we,” “us,” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise.  Except as otherwise stated, the information contained in this Form 10-Q is as of March 31, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

HAWK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	March 31	June 30	September 30	March 31	December 31
	2007	2007	2007	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Assets				(unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$ (-1)	$ 30,785	$ 30,785	$ 46,933	$ 62,520
Short-term investments	(-1)	46,709	28,217	30,785	30,774
Accounts receivable, less allowance of $1,182 in 2009 and $1,328 in 2008	(-1)	-	-	28,217	38,569
Inventories:
Raw materials	9	9	9	9,156	10,607
Work-in-process	15	15	15	15,442	16,967
Finished products	10	11	12,527	11,143	13,803
Total inventories	36	36	12,552	35,741	41,377
Deferred income taxes	(-1)	3,502	3,502	401	414
Other current assets	(-1)	145,579	145,579	3,502	5,521
Total current assets	(-1)	(-1)	(-1)	145,579	179,175

Property, plant and equipment:
Land and improvements	1,109	1,109	1,109	1,109	1,154
Buildings and improvements	17,747	17,747	17,747	17,747	16,227
Machinery and equipment	94,473	94,473	94,473	94,473	94,388
Furniture and fixtures	8,182	8,182	8,182	8,182	8,225
Construction in progress	5,978	5,978	5,978	5,978	6,638
	127,489	127,489	127,489	127,489	126,632
Less accumulated depreciation	79,613	79,613	79,613	79,613	79,134
Total property, plant and equipment	47,876	47,876	47,876	47,876	47,498

Other assets:
Finite-lived intangible assets	(-1)	-	-	6,430	6,568
Deferred income taxes	(-1)	-	-	2,390	2,381
Other	4,256	(2)	(1)	5,300	4,370
Total other assets	(-1)	(2)	(1)	14,120	13,319
Total assets	$ (-1)	$ (-1)	$ (-1)	$ 207,575	$ 239,992

HAWK CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, except share data)

	March 31	June 30	September 30	March 31	December 31
	2007	2007	2007	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Note 1)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$ (-1)	$ (-1)	$ (-1)	$ 14,422	$ 30,207
Accrued compensation	(-1)	-	-	5,258	9,910
Accrued interest	(-1)	(-1)	(-1)	1,911	3,816
Accrued taxes	(-1)	(-1)	(-1)	2,481	2,253
Other accrued expenses	(-1)	-	-	5,048	7,031
Total current liabilities	(-1)	(-1)	(-1)	29,120	53,217

Long-term liabilities:
Long-term debt	(-1)	-	-	87,090	87,090
Deferred income taxes	(-1)	317	317	317	338
Pension liabilities	(-1)	7,024	7,024	7,024	11,300
Other accrued expenses	(-1)	105,309	105,309	11,195	10,656
Total long-term liabilities	(-1)	112,650	112,650	105,626	109,384

Shareholders' equity
Series D preferred stock, $.01 par value; an aggregate liquidation value * of $1,530, plus any unpaid dividends with 9.8% cumulative dividend * (1,530 shares authorized, issued and outstanding)	(-1)	92	92	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; * none issued or outstanding	-	-	-	-	-
Class A common stock, $.01 par value; 75,000,000 shares authorized; * 9,187,750 issued; 8,546,341 and 8,836,424 outstanding in 2009 and * 2008, respectively	(-1)	39,907	39,907	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; * none issued or outstanding	-	-	-	-	-
Additional paid-in capital	(-1)	394	394	54,665	54,738
Retained earnings	(-1)	-	-	37,321	35,784
Accumulated other comprehensive (loss) income	(-1)	-	-	(10,395)	(8,232)
Treasury stock, at cost, 641,409 and 351,326 shares in 2009 and * 2008, respectively	(-1)	(10,787)	(10,787)	(8,855)	(4,992)
Total shareholders' equity	(-1)	29,606	29,606	72,829	77,391
Total liabilities and shareholders' equity	$ (-1)	$ (-1)	$ (-1)	$ 207,575	$ 239,992

Note 1: The consolidated balance sheet at December 31, 2008, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  See notes to consolidated financial statements (unaudited).

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In Thousands, except share data)

	Three Months Ended March 31
	2009	2008
Net sales	$ 44,285	$ 65,779
Cost of sales	32,287	48,368
Gross profit	11,998	17,411

Operating expenses:
Selling, technical and administrative expenses	7,452	9,691
Goodwill Impairment	-	-
Restructuring costs	-	-
Employee benefit curtailment	-	-
Amortization of finite-lived intangible assets	138	174
Total operating expenses	7,590	9,865
Income from operations	4,408	7,546

Interest expense	(2,013)	(2,015)
Interest income	163	666
Exchange offer costs	(1)	-
Other income (expense), net	(44)	291
Income from continuing operations, before income taxes	2,514	6,488

Income tax provision	930	2,662

Income from continuing operations, after income taxes	1,584	3,826
	(10)	(675)

Net income	$ 1,574	$ 3,151

Earnings per share:
Basic earnings per share:
Income from continuing operations, after income taxes	$ 0.18	$ 0.42
Discontinued operations, after income taxes	-	(0.07)
Net earnings per basic share	$ 0.18	$ 0.35

Diluted earnings per share:
Income from continuing operations, after income taxes	$ 0.17	$ 0.40
Discontinued operations, after income taxes	-	(0.07)
Net earnings per diluted share	$ 0.17	$ 0.33

Average shares outstanding - basic	8,717	8,967

Average shares and equivalents outstanding - diluted	8,996	9,366

	$ 1,537	$ 3,114

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Three Months Ended March 31
	2009	2008
Cash flows from operating activities
Net income	$ 1,574	$ 3,151
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	10	675
Depreciation and amortization	1,949	1,881
Deferred income taxes	6	244
Amortization of discount on investments	(78)	(454)
Loss on sale or disposal of fixed assets	19	32
Stock option expense	287	113
Changes in operating assets and liabilites:
Accounts receivable	8,859	(9,374)
Inventories	4,784	1,682
Other assets	890	489
Accounts payable	(14,876)	(3,094)
Accrued expenses	(7,872)	(3,648)
Pension accounts, net	(3,877)	(163)
Other	760	494
Net cash used in operating activities of continuing operations	(7,565)	(7,972)
Net cash (used in) provided by operating activities of discontinued operations	(10)	744

Cash flows from investing activities
Purchases of available for sale securities	(29,986)	(136,030)
Proceeds from available for sale securities	30,000	138,191
Purchases of property, plant and equipment	(2,863)	(3,363)
Proceeds from sale of property, plant and equipment	-	5
Net cash used in investing activities of continuing operations	(2,849)	(1,197)
Net cash used in investing activities of discontinued operations	-	(30)

Cash flows from financing activities
Payments on long-term debt	-	(28)
Proceeds from stock options	343	5
Stock repurchase	(4,616)	(278)
Payments of preferred stock dividends	(37)	(37)
Net cash used in financing activities of continuing operations	(4,310)	(338)
Net cash used in financing activities of discontinued operations	-	-
Effect of exchange rate changes on cash	(853)	420
Net cash used in continuing operations	(15,577)	(9,087)
Net cash (used in) provided by discontinued operations	(10)	714
Net decrease in cash and cash equivalents	(15,587)	(8,373)
Cash and cash equivalents at beginning of period	62,520	21,992
Cash and cash equivalents at end of period	$ 46,933	$ 13,619

	Three Months Ended March 31
	2009	2008
Supplemental cash flow information
Cash payments for interest	$ 7,697	$ 10,032
Cash payments for taxes	$ 5,797	$ 5,602
Cash refunds for taxes	$ (580)	$ (544)
Noncash investing and financing activities:
Tax benefit from exercise of incentive stock options	$ 908	$ -

HAWK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(In Thousands, except share data)

1.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (the Company or Hawk) for the year ended December 31, 2008.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.

Since its divestitures of the precision components segment in 2007 and the performance racing segment in 2008, Hawk reports its operations within one segment – friction products.  The businesses that comprise this segment design, engineer, manufacture and market specialized components used in a variety of off-highway, on-highway, industrial, aircraft, agricultural and performance applications.  The Company’s revenue is generated primarily in the U.S. and Italy.  The Company’s largest customer, Caterpillar, represented approximately 16.6% and 17.1% of consolidated net sales in the three month periods ended March 31, 2009 and March 31, 2008, respectively.

2.

Personnel Reductions

During the first quarter of 2009, the Company executed an Employment Termination Program (the Program) that impacted selected salaried employees from all departments of Wellman Products Group with payroll in the United States.  Involuntarily terminated employees were offered a severance package that included severance pay and outplacement services.  The total expected expense to be incurred under the Program is $300.

As a result of implementing the Program, the Company recognized $300 in severance expense in the first quarter of 2009.  At March 31, 2009, the Company had accrued $100 for amounts not yet paid out under the Program.  The Company anticipates that all payouts under the Program will be completed in the second quarter of 2009.

3.

Recent Accounting Developments

The following new accounting pronouncements were effective for the Company commencing with its first fiscal quarter of 2009:

•

In November 2008, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7).  EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations, (SFAS 141(R)) and SFAS No. 157,  Fair Value Measurements (SFAS 157),  To date, EITF 08-7 has not had any impact on the Company’s consolidated financial statements.  However, EITF 08-7 could have an impact on the Company’s consolidated financial statements in the future, but the nature and magnitude of the specific effects will depend on the nature, terms and value of the intangible assets purchased after January 1, 2009.

•

In June 2008, the FASB issued Staff Position EITF No. 03-6-1, Determining Whether Instruments Granted in Share-based Payment Transactions Are Participating Securities (FSP 03-6-1). Under FSP 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computed earnings per share. Because the Company has not awarded such participating securities, FSP 03-6-1 has not and is not expected to have any impact on the Company’s results of operations, financial position or liquidity.

•

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142). FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No.141Business Combinations, (SFAS 141).  The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date.  FSP 142-3 has not and is not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

•

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 was effective prospectively for the fiscal year commencing on January 1, 2009.  SFAS 161 did not have any impact on the Company’s results of operations, financial position or liquidity.

•

In December 2007, the FASB issued SFAS 141(R), which modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and pre-acquisition contingencies generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS No. 146, Accounting for Cash Associated with Exit or Disposal Activities (SFAS 146), be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting.  The Company expects SFAS 141(R) could have an impact on its consolidated financial statements, but the nature and magnitude of the specific events will depend on the nature, terms and size of the acquisitions the Company consummates after January 1, 2009.

In addition, the following pronouncements have been issued by the FASB which will be adopted by the Company in future periods:

•

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly.  This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to the Company’s disclosures beginning with its second fiscal quarter of 2009.  The Company does not believe the adoption of this staff position will materially impact its consolidated financial statements and disclosures.

•

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP 107-1 and APB 28-1), which require disclosures about fair value of financial instruments for interim reporting periods.  This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to the Company’s disclosures beginning with its second fiscal quarter of 2009.  The Company has not determined the effect that the adoption of this staff position will have on its consolidated financial statements and disclosures.

•

Also in April 2009, the FASB issued FSP No. 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and SFAS 124-2), which amends the other than temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to the Company’s disclosure beginning with its second fiscal quarter of 2009.  The Company has not yet determined the effect that the adoption of this staff position will have on its consolidated financial statements and disclosures.

•

In December 2008, the FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1).   FSP 132(R)-1 amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans. The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances.  FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of FSP 132(R)-1 on its financial statements and intends to adopt the new disclosure requirements in the year ended December 31, 2009.

4.  Discontinued Operations

During the first quarter of 2008, the Company committed to a plan to sell its performance racing segment, with two operating facilities in the United States.  This segment, which engineered, manufactured and marketed premium branded clutches, transmissions and driveline systems for the performance racing market, failed to achieve a certain level of profitability and, after completing an extensive analysis, the Company determined that a divestiture of this segment would allow the Company to concentrate on its remaining friction products segment.  The Company began reporting the performance racing segment as a discontinued operation for financial reporting purposes as of March 31, 2008 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  As required by SFAS 144, the Company adjusted the performance racing segment’s carrying value to its fair value less costs to sell and recorded an impairment loss of $750 ($488, net of tax)  as a component of  Loss from discontinued operations, after income taxes in the Consolidated Statement of Operations as of March 31, 2008.

Operating results from discontinued operations are summarized as follows:

	Three Months Ended*March 31
	2009	2008	2006	2007
Net sales	$ -	$ 3,895	$ 111,011	$ 17,726

Loss from discontinued operations, before income taxes	$ (16)	$ (289)	$ 7,617	$ (2,129)
Fair value less costs to sell adjustment, before income taxes	-	(750)	-	15,023
Income tax benefit	(6)	(364)	1,776	2,100
Loss from discontinued operations, after income taxes	$ (10)	$ (675)	$ (-1)	$ (-1)

There are no remaining assets or liabilities classified as discontinued operations recorded in the Consolidated Balance Sheets at March 31, 2009 or December 31, 2008.

5.  Fair Value Measurements

The Company has adopted the provisions of SFAS 157.  In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  This provision of SFAS 157 was effective for the Company beginning on January 1, 2009.  The adoption had no impact on the Company’s consolidated results of operations, financial position or liquidity.

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

As of March 31, 2009 and December 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These assets included the Company’s cash investments, short-term investments and certain other investments, including those associated with the Company’s non-qualified deferred compensation plan.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial instruments and their classification within the fair value hierarchy. As required by SFAS 157, financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There have been no changes in the classification of any financial instruments within the fair value hierarchy since the Company’s adoption of SFAS 157.  In accordance with SFAS 157, the following tables represent the Company’s fair value hierarchy for its financial assets measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008:

March 31, 2009	Total	Level 1	Level 2	Level 3
Money market funds	$ 1,801	$ 1,801	$ -	$ -
Mutual funds	25,069	25,069	-	-
Commercial paper	19,984	-	19,984	-
U.S. govt. agencies	10,000	-	10,000	-
Other trading(1)	2,011	2,011	-	-
Total	$ 58,865	$ 28,881	$ 29,984	$ -
December 31, 2008
Money market funds	$ 22,031	$ 22,031	$ -	$ -
Mutual funds	25,028	25,028	-	-
Commercial paper	19,956	-	19,956	-
U.S. govt. agencies	10,000	-	10,000	-
Other trading(1)	1,062	1,062	-	-
Total	$ 78,077	$ 48,121	$ 29,956	$ -

(1)

Included as a component of Other long-term assets in the Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  SFAS 159 permits entities to choose to measure many financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  The Company did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on the Company’s consolidated results of operations, financial position or liquidity.

6.  Investments

The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date.  At both March 31, 2009 and December 31, 2008, the Company accounted for all of its short-term investments as available-for-sale.  Available-for-sale securities are reported at fair value with unrealized holding gains and losses, net of tax, included in Accumulated other comprehensive (loss) income in the Consolidated Balance Sheets.  The amortized cost of debt securities in this category is adjusted for the amortization of any discount or premium to maturity computed under the effective interest method.  Dividend and interest income, including the amortization of any discount or premium, as well as realized gains or losses, are included in Interest income in the Consolidated Statements of Operations.  Both the cost of any security sold and the amount reclassified out of Accumulated other comprehensive (loss) income into earnings is based on the specific identification method.

The following is a summary of the Company's available-for-sale securities as of March 31, 2009 and December 31, 2008, by contractual maturity dates:

Available-for-Sale Securities
March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value *(Net Carrying Amount)
Other debt securities - due in * one year or less	$ 30,791	$ 3	$ 5	$ 30,785
December 31, 2008
Other debt securities - due in * one year or less	$ 30,791	$ 60	$ (26)	$ 30,774

As of March 31, 2009, net unrealized gains on available-for-sale securities of $3 ($2 net of tax) compared to net unrealized gains on available-for-sale securities of $34 ($21 net of tax) at December 31, 2008 are included in Accumulated other comprehensive (loss) income in the accompanying Consolidated Balance Sheets.  Unrealized losses of $69 ($44 net of tax) were reclassified out of Accumulated other comprehensive (loss) income and into earnings during the three months ended March 31, 2009.

At March 31, 2009, the Company had two investments in commercial paper that are supported by the Commercial Paper Funding Facility provided by the Federal Reserve Bank of New York with an estimated fair value of $19,984 that were in an unrealized loss position. The Company has determined that the gross unrealized loss on these investments was temporary in nature.  The gross unrealized loss on these investments was due primarily to changes in interest rates, and the Company has both the intent and ability to hold these investments through their maturity date in the second quarter of 2009, at which time it anticipates receiving the full maturity values totaling $20,000.

Other long-term assets in the Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 include $2,011 and $1,062, respectively, of trading securities that approximate the Company’s long-term liability under a Company sponsored non-qualified deferred compensation plan provided to certain key officers and employees. These assets have been accounted for as trading due to the participants’ ability to actively trade their deferred compensation account balances. Both realized and unrealized gains and losses on the trading assets are included in Other income (expense), net on the Company’s Consolidated Statements of Operations. The Company reported realized and unrealized losses, net, totaling $27 and $3 for the quarter ended March 31, 2009 and March 31, 2008, respectively.

7.  Intangible Assets

The components of finite-lived intangible assets are as follows:

March 31, 2009
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Product certifications	$ 20,820	$ 14,390	$ 6,430	$ 20,820	$ 14,252	$ 6,568
Other intangible assets	2,575	2,575	-	2,575	2,575	-
	$ 23,395	$ 16,965	$ 6,430	$ 23,395	$ 16,827	$ 6,568

Product certifications were acquired and valued based on the acquired company’s position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes.

The Company estimates that the straight-line amortization expense for finite-lived intangible assets will be $553 in each of the next five fiscal years 2010 through 2014.  The weighted average amortization period for product certifications is 32 years.

8.  Comprehensive (Loss) Income

Comprehensive (loss) income is as follows:

	Three Months Ended *March 31
	2009	2008
Net income	$ 1,574	$ 3,151
Amortization of prior service cost, net loss and * transition obligation	399	123
Unrealized (loss) gain on available for sale securities	(23)	6
Foreign currency translation (loss) income	(2,539)	2,162
Comprehensive (loss) income	$ (589)	$ 5,442

9.  Stock Compensation Plan

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment (SFAS 123R).  The Company’s Amended and Restated 2000 Long Term Incentive Plan, provides for the granting of up to 1,315,000 shares of common stock of the Company.  The Company’s 2000 Long Term Incentive Plan had 509,483 shares available for grants as of March 31, 2009.  Options generally vest over a five year period after the grant date and expire no more than ten years after the grant date.

The Company recognized $287 and $113 of compensation expense for the three month periods ended March 31, 2009 and March 31, 2008, respectively.  Net cash proceeds from the exercise of stock options were $343 and $5, and the intrinsic value of stock options exercised was $221 and $11, for the three months ended March 31, 2009 and March 31, 2008, respectively.  As of March 31, 2009, there was $1,675 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements under the Company’s stock compensation plans.  The remaining cost is expected to be recognized over the next 2.6 years.

Stock-based option activity during the three months ended March 31, 2009, was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value*(in thousands)
Options outstanding at January 1, 2009	798,828	$ 8.51
Granted	-	-
Exercised	(54,968)	(6.27)
Forfeited or expired	-	-
Options outstanding at March 31, 2009	743,860	$ 8.67	5.4 yrs.	$ 3,224

Exercisable at March 31, 2009	479,259	$ 5.07	3.6 yrs.	$ 3,176

There were no options granted during the three months ended March 31, 2009.

The aggregate intrinsic value in the table above represents the total pre-tax difference between the $11.55 closing price of shares of common stock of the Company on March 31, 2009, over the exercise price of the stock option, multiplied by the number of options outstanding and exercisable.  Under SFAS 123R, the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company's shares of common stock.

10. Employee Benefits

A summary of the components of net periodic benefit cost of the Company’s defined benefit pension plans for the periods presented in the Consolidated Statements of Operations is as follows:

	Three Months Ended
	March 31
	2009	2008	2006	2006
Components of net periodic pension cost:				$ 679
Service cost	$ 83	$ 57	$ 731	1,313
Interest cost	453	438	1,751	(1,441)
Expected return on plan assets	(439)	(569)	(1,921)	104
Amortization of prior service cost	60	60	139	42
Recognized net actuarial loss	339	63	464	$ 697
Net periodic pension cost of defined benefit plans	$ 496	$ 49	$ 1,164

The Company expects to contribute $438 in cash in 2009 to fund its defined benefit pension plans for the 2009 plan year based on the contribution expectation provided by its third party actuary.  The Company also made voluntary contributions totaling $3,924 in the first quarter of 2009 into its domestic pension plans for the 2008 plan year.

11.  Income Taxes

The effective income tax rate from continuing operations for the three months ended March 31, 2009 was 37.0%, compared to 41.0% for the three months ended March 31, 2008.  The Company’s effective rate differs from the U.S. statutory rate of 35.0% primarily due to higher rates for foreign subsidiaries and the impact of non-deductible expenses on the Company’s U.S. taxes.

The Company follows the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109 (FIN 48).  The total amount of unrecognized tax benefits as of March 31, 2009, was $595 (including $48 of accrued interest and penalties), the recognition of which would have had an effect of $578 on the continuing operations effective tax rate.  The Company believes it is reasonably possible that the unrecognized tax benefit may be reduced by $123 in the next twelve months.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.  The years 2002 – 2009 are open years available for examination by tax authorities.

The Company was granted a five year tax holiday upon its entry into China by the Chinese taxing authority/government which would have commenced in the year the Company first became subject to tax.  Effective January 1, 2008, a change in the Chinese tax law required that all tax holidays not yet active take effect on January 1, 2008, and remain in effect for the stated period for which they were originally issued.  Under this arrangement, the tax holidays available to the Company’s China subsidiary will expire after December 31, 2012.

12.  Earnings (Loss) Per Share

Basic and diluted earnings per share are computed as follows:

	2009	2008
Income from continuing operations, after income taxes	$ 1,584	$ 3,826
	37	37
	$ 1,547	$ 3,789

	$ 1,574	$ 3,151
	37	37
	$ 1,537	$ 3,114

	8,717	8,967

	8,717	8,967
	279	399
Diluted weighted average shares outstanding	8,996	9,366

Earnings per share:
	$ 0.18	$ 0.42
Discontinued operations, after income taxes	-	(0.07)
Net earnings per basic share	$ 0.18	$ 0.35

	$ 0.17	$ 0.40
Discontinued operations, after income taxes	-	(0.07)
	$ 0.17	$ 0.33

A weighted average of 251,044 and 18,857 options were not included in the calculation of diluted weighted shares outstanding because they were anti-dilutive for the three months ended March 31, 2009 and three months ended March 31, 2008, respectively.

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

The following supplemental consolidating condensed financial statements present:

•

Consolidating condensed balance sheets as of March 31, 2009 and December 31, 2008, consolidating condensed statements of income for the three months ended March 31, 2009 and 2008, and consolidating condensed statements of cash flows for the three months ended March 31, 2009 and 2008.

•

Hawk Corporation (Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries consisting of the Company's subsidiaries in Italy, Canada and China with their investments in subsidiaries accounted for using the equity method.

•

Elimination entries necessary to consolidate the financial statements of the Parent and all of its subsidiaries.

The Company does not believe that separate financial statements of the Guarantor Subsidiaries provide material additional information to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented.  The Company’s Credit and Security Agreement, dated November 1, 2004, with KeyBank National Association, serving as Administrative Agent and Letter of Credit Issuer (the bank facility) contains covenants with respect to the Company and its subsidiaries that, among other things, would prohibit the payment of dividends to the Company by the subsidiaries (including Guarantor Subsidiaries) in the event of a default under the terms of the bank facility.  The indenture governing the Company’s senior notes permits the payment of dividends to the Company by the subsidiaries (including Guarantor Subsidiaries) provided that no event of default has occurred under the terms of the indenture of the senior notes.

Supplemental Consolidating Condensed

Balance Sheet

	Three Months Ended March 31, 2009
	Parent	Combined Guarantor Subsidiaries	Combined *Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 29,053	$ 35	$ 17,845	$ -	$ 46,933
Short-term investments	29,984	-	801	-	30,785
Accounts receivable, net	-	12,501	15,716	-	28,217
Inventories, net	-	20,506	15,452	(217)	35,741
Deferred income taxes	116	-	285	-	401
Taxes receivable	-	-	-	-	-
Other current assets	1,226	382	1,894	-	3,502
Assets held for sale	-	-	-	-	-
Total current assets	60,379	33,424	51,993	(217)	145,579
Investment in subsidiaries	40,814	-	-	(40,814)	-
Inter-company advances, net	-	3,605	(3,605)	-	-
Property, plant and equipment, net	-	34,880	12,996	-	47,876
Other assets:
Finite-lived intangible assets	-	6,430	-	-	6,430
Other	6,927	578	185	-	7,690
Total other assets	6,927	7,008	185	-	14,120
Total assets	$ 108,120	$ 78,917	$ 61,569	$ (41,031)	$ 207,575
Liabilities and shareholders* equity
Current liabilities:
Accounts payable	$ 62	$ 6,504	$ 7,856	$ -	$ 14,422
Accrued compensation	1,043	2,028	2,187	-	5,258
Accrued interest	1,911	-	-	-	1,911
Accrued taxes	513	40	1,967	(39)	2,481
Other accrued expenses	2,136	2,430	469	13	5,048
Short-term debt	-	-	-	-	-
Total current liabilities	5,665	11,002	12,479	(26)	29,120
Long-term liabilities:
Long-term debt	87,090	-	-	-	87,090
Deferred income taxes	-	-	317	-	317
Other	2,698	11,898	3,623	-	18,219
Inter-company advances, net	(60,162)	52,270	7,904	(12)	-
Total long-term liabilities	29,626	64,168	11,844	(12)	105,626
Shareholders* equity	72,829	3,747	37,246	(40,993)	72,829
Total liabilities and shareholders* equity	$ 108,120	$ 78,917	$ 61,569	$ (41,031)	$ 207,575

	Year Ended December 31, 2008
	Parent	Combined Guarantor Subsidiaries	Combined *Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$ 45,241	$ 32	$ 17,247	$ -	$ 62,520
Short-term investments	29,956	-	818	-	30,774
Accounts receivable, net	-	13,900	24,669	-	38,569
Inventories, net	-	23,779	17,858	(260)	41,377
Deferred income taxes	116	-	298	-	414
Taxes receivable	-	-	-	-	-
Other current assets	1,545	1,650	2,326	-	5,521
Assets held for sale	$ -	$ -	$ -	$ -	-
Total current assets	76,858	39,361	63,216	(260)	179,175
Investment in subsidiaries	38,498	-	-	(38,498)	-
Inter-company advances, net	-	14,122	(14,115)	(7)	-
Property, plant and equipment, net	-	33,610	13,888	-	47,498
Other assets:
Finite-lived intangible assets	-	6,568	-	-	6,568
Other	5,956	606	189	-	6,751
Total other assets	5,956	7,174	189	-	13,319
Total assets	$ 121,312	$ 94,267	$ 63,178	$ (38,765)	$ 239,992
Liabilities and shareholders* equity
Current liabilities:
Accounts payable	$ 114	$ 14,865	$ 15,228	$ -	$ 30,207
Accrued compensation	3,013	4,393	2,504	-	9,910
Accrued interest	3,816	-	-	-	3,816
Accrued taxes	195	45	2,058	(45)	2,253
Other accrued expenses	1,796	2,956	2,273	6	7,031
Short-term debt	$ -	$ -	$ -	$ -	-
Total current liabilities	8,934	22,259	22,063	(39)	53,217
Long-term liabilities:
Long-term debt	87,090	-	-	-	87,090
Deferred income taxes	-	-	338	-	338
Other	2,327	15,785	3,844	-	21,956
Inter-company advances, net	(54,430)	46,591	7,696	143	-
Total long-term liabilities	34,987	62,376	11,878	143	109,384
Shareholders* equity	77,391	9,632	29,237	(38,869)	77,391
Total liabilities and shareholders* equity	$ 121,312	$ 94,267	$ 63,178	$ (38,765)	$ 239,992

Supplemental Consolidating Condensed

Statement of Operations

					Consolidated
Net sales	$ -	$ 31,706	$ 13,391	$ (812)	$ 44,285
Cost of sales	-	21,047	12,052	(812)	32,287
Gross profit	-	10,659	1,339	-	11,998
Operating expenses:
Selling, technical and administrative expenses	-	6,235	1,217	-	7,452
	-	138	-	-	138
Total operating expenses	-	6,373	1,217	-	7,590
	-	4,286	122	-	4,408
	-	(1,945)	95	-	(1,850)
	1,574	(92)	-	(1,482)	-
Other (expense) income, net	-	(5)	(39)	-	(44)
	1,574	2,244	178	(1,482)	2,514
Income tax provision	-	660	270	-	930
Income (loss) from continuing operations, after income taxes	1,574	1,584	(92)	(1,482)	1,584
Discontinued operations, after income taxes	-	(10)	-	-	(10)
Net income (loss)	$ 1,574	$ 1,574	$ (92)	$ (1,482)	$ 1,574

Supplemental Consolidating Condensed

Statement of Operations

					Consolidated
Net sales	$ -	$ 35,246	$ 33,208	$ (2,675)	$ 65,779
Cost of sales	-	24,654	26,389	(2,675)	48,368
Gross profit	-	10,592	6,819	-	17,411
Operating expenses:
Selling, technical and administrative expenses	-	7,706	1,985	-	9,691
	-	174	-	-	174
Total operating expenses	-	7,880	1,985	-	9,865
	-	2,712	4,834	-	7,546
	-	(1,451)	102	-	(1,349)
	3,151	3,550	-	(6,701)	-
Other (expense) income, net	-	(11)	302	-	291
	3,151	4,800	5,238	(6,701)	6,488
Income tax provision	-	1,024	1,638	-	2,662
Income from continuing operations, after income taxes	3,151	3,776	3,600	(6,701)	3,826
Discontinued operations, after income taxes	-	(625)	(50)	-	(675)
Net income	$ 3,151	$ 3,151	$ 3,550	$ (6,701)	$ 3,151

Supplemental Consolidating Condensed

Cash Flows Statement

	Three Months Ended March 31, 2009
	Parent	Combined Guarantor Subsidiaries	Combined *Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating * activities of continuing operations	$ (11,892)	$ 2,505	$ 1,822	$ -	$ (7,565)
Net cash used in operating * activities of discontinued operations	-	(10)	-	-	(10)
Cash flows from investing activities:
Purchases of available for sale securities	(29,986)	-	-	-	(29,986)
Proceeds from available for sale securities	30,000	-	-	-	30,000
Purchases of property, plant and equipment	-	(2,492)	(371)	-	(2,863)
Net cash provided by (used in) investing * activities of continuing operations	14	(2,492)	(371)	-	(2,849)
Net cash used in investing activities of * discontinued operations	-	-	-	-	-
Cash flows from financing activities:
Proceeds from stock options	343	-	-	-	343
Stock repurchase	(4,616)	-	-	-	(4,616)
Payments of preferred stock dividend	(37)	-	-	-	(37)
Net cash used in provided by financing * activities of continuing operations	(4,310)	-	-	-	(4,310)
Net cash used in financing * activities of discontinued operations	-	-	-	-	-
Effect of exchange rate changes on cash	-	-	(853)	-	(853)
Net cash (used in) provided by continuing * operations	(16,188)	13	598	-	(15,577)
Net cash used by discontinued * operations	-	(10)	-	-	(10)
Net (decrease) increase in cash and cash * equivalents	(16,188)	3	598	-	(15,587)
Cash and cash equivalents at beginning of * period	45,241	32	17,247	-	62,520
Cash and cash equivalents at end of period	$ 29,053	$ 35	$ 17,845	$ -	$ 46,933

Supplemental Consolidating Condensed

Cash Flows Statement

	Three Months Ended March 31, 2008
	Parent	Combined Guarantor Subsidiaries	Combined *Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating * activities of continuing operations	$ (8,206)	$ 1,498	$ (1,264)	$ -	$ (7,972)
Net cash provided by (used in) operating * activities of discontinued operations	-	794	(50)	-	744
Cash flows from investing activities:
Purchases of available for sale securities	(136,030)		-		(136,030)
Proceeds from available for sale securities	138,191	-		-	138,191
Purchases of property, plant and equipment	-	(2,257)	(1,106)	-	(3,363)
Proceeds from sale of property, plant and * equipment	-	-	5	-	5
Net cash provided by (used in) investing * activities of continuing operations	2,161	(2,257)	(1,101)	-	(1,197)
Net cash used in investing activities of * discontinued operations	-	(30)	-	-	(30)
Cash flows from financing activities:
Payments on long-term debt	-	-	(28)	-	(28)
Proceeds from stock options	5	-	-	-	5
Stock repurchase	(278)	-	-	-	(278)
Payments of preferred stock dividend	(37)	-	-	-	(37)
Net cash used in financing * activities of continuing operations	(310)	-	(28)	-	(338)
Net cash used in financing * activities of discontinued operations	-	-	-	-	-
Effect of exchange rate changes on cash	-	-	420	-	420
Net cash used in continuing * operations	(6,355)	(759)	(1,973)	-	(9,087)
Net cash used in discontinued * operations	-	764	(50)	-	714
Net increase in cash and cash * equivalents	(6,355)	5	(2,023)	-	(8,373)
Cash and cash equivalents at beginning of * period	11,964	42	9,986	-	21,992
Cash and cash equivalents at end of period	$ 5,609	$ 47	$ 7,963	$ -	$ 13,619

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS

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

Recent Developments

During the first quarter of 2009, we executed an Employment Termination Program (the Program) that impacted selected salaried employees from all departments of Wellman Products Group with payroll in the United States.  Involuntarily terminated employees were offered a severance package that included severance pay and outplacement services.  The total expected expense to be incurred under the Program is $0.3 million.

As a result of implementing the Program, we recognized $0.3 million in severance expense in the first quarter of 2009.  At March 31, 2009, we had accrued $0.1 million for amounts not yet paid out under the Program.  We anticipate that all payouts under the Program will be completed in the second quarter of 2009.

Friction Products Segment Information

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

We believe that, based on net sales, we are one of the top worldwide manufacturers of friction products used in off-highway, on-highway, industrial, agricultural, performance and aircraft applications. Our friction products segment manufactures parts and components made from proprietary formulations of composite materials, primarily consisting of metal powders and synthetic and natural fibers. Friction products are used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Our friction products include parts for brakes, clutches and transmissions used in construction and mining vehicles, agricultural vehicles, military vehicles, trucks, motorcycles and race cars, and brake parts for landing systems used in commercial and general aviation. We believe we are:

•

a leading domestic and international supplier of friction products for construction and mining equipment, agricultural equipment and trucks,

•

the leading North American independent supplier of metallic friction materials for braking systems for new and existing series of many commercial and military aircraft models, including Boeing, EADS, Lockheed and United Technologies, as well as the Canadair regional jet series,

•

the largest supplier of friction materials for the general aviation market, including numerous new and existing series of Cessna, Hawker, Lear and Pilatus aircrafts,

•

a leading domestic supplier of friction products into performance, defense and specialty markets such as military vehicles, motorcycles, race cars, performance automobiles, ATVs and snowmobiles, and

•

a leading supplier of critical stack components used in the manufacture of phosphoric acid fuel cells. The fuel cells which use our stack components dominate the on-site stationary fuel cell market. We are working with the State of Ohio to develop manufacturing equipment and processes which advance the state of fuel cell component manufacturing.

Critical Accounting Policies

The following discussion of our financial position and results of operations is based on the consolidated financial statements included in this Form 10-Q, which have been prepared in accordance with U.S. generally accepted accounting principles.  Some of our accounting policies require the application of significant judgment by us in the preparation of our consolidated financial statements. In applying these policies, we use our best judgment to determine the underlying assumptions that are used in calculating estimates that affect the reported values on our financial statements. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. We base our estimates and assumptions on historical experience and other factors that we consider relevant. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material. However, historically our estimates have not been materially different from actual results. During the first quarter of 2009, there have been no significant changes to the critical accounting policies that we disclosed in Management’s Discussion and Analysis of Financial Position and Results of Operations on our 2008 Form 10-K filed with the Securities and Exchange Commission (SEC) on March 10, 2009.

New Accounting Pronouncements

     The following new pronouncements became effective for us commencing with our first fiscal quarter of 2009:

•

In November 2008, the FASB ratified EITF 08-7.  EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS 141(R), and SFAS 157.  To date, EITF 08-7 has not had any impact on our consolidated financial statements.  However, EITF 08-7 could have an impact on our consolidated financial statements in the future, but the nature and magnitude of the specific effects will depend on the nature, terms and value of the intangible assets purchased after January 1, 2009.

•

In June 2008, the FASB issued FSP03-6-1.  Under FSP 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computed earnings per share. Because we have not awarded such participating securities, FSP 03-6-1 has not and is not expected to have any impact on our results of operations, financial position or liquidity.

•

In April 2008, the FASB issued FSP 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS 142.  FSP 142-3 requires an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset, and is an attempt to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141.  The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date.  FSP 142-3 has not and is not expected to have a material impact on our results of operations, financial position or liquidity.

•

In March 2008, the FASB issued SFAS 161, which requires enhanced disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 was effective prospectively for our fiscal year commencing January 1, 2009.  SFAS 161 did not have any impact on our results of operations, financial position or liquidity.

•

In December 2007, the FASB issued SFAS 141 (R), which modifies the accounting for business combinations by requiring that acquired assets and assumed liabilities be recorded at fair value, contingent consideration arrangements be recorded at fair value on the date of the acquisition and pre-acquisition contingencies generally be accounted for in purchase accounting at fair value. The pronouncement also requires that transaction costs be expensed as incurred, acquired research and development be capitalized as an indefinite-lived intangible asset and the requirements of SFAS 146, be met at the acquisition date in order to accrue for a restructuring plan in purchase accounting.  We expect SFAS 141(R) could have an impact on our consolidated financial statements, but the nature and magnitude of the specific events will depend on the nature, terms and size of the acquisitions we consummate after the effective date of January 1, 2009.

In addition the following pronouncements have been issued by the FASB which will be adopted by us in future periods:

•

In April 2009, the FASB issued FSP 157-4, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased.  FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly.  This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009.  We do not believe the adoption of this staff position will materially impact our consolidated financial statements and disclosures.

•

 In April 2009, the FASB issued FSP 107-1 and APB 28-1, which require disclosures about fair value of financial instruments for interim reporting periods.  This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009.  We have not determined the effect that the adoption of this staff position will have on our consolidated financial statements and disclosures.

•

Also in April 2009, the FASB issued FSP 115-2 and SFAS 124-2, which amends the other than temporary impairment guidance for debt securities to make the guidance more operations and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosure beginning with our second fiscal quarter of 2009.  We have not yet determined the effect that the adoption of this staff position will have on our consolidated financial statements and disclosures.

•

In December 2008, the FASB issued FSP 132(R)-1.  FSP 132(R)-1 amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans. The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances.  FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We are currently evaluating the impact of FSP 132(R)-1 on our financial statements and intend to adopt the new disclosure requirements with our year ending December 31, 2009.

First Quarter of 2009 Compared to the First Quarter of 2008

The following charts show our net sales by market segment and geographic location for the three months ended March 31, 2009:

First Quarter 2009 Sales by Market

Three months ended March 31, 2009 Sales by Geographic Location of our Manufacturing Facilities

In the first quarter of 2008, we committed to selling our performance racing segment, which was comprised of two operating facilities in the United States.  We completed the sale of our performance racing segment in December 2008.  We have classified the performance racing segment as a discontinued operation in our financial results for all periods presented.

Our continuing operations are organized into one strategic segment, friction products.

The following table summarizes our results of operations for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31
	2009	% of *Sales	2008	% of *Sales	2008	% of *Sales	2007	% of *Sales
	(dollars in millions)
Net sales	$ 44.3	1.0%	$ 65.8	1.0%	$ 199.9	1.0%	$ 161.0	1.0%
Cost of sales	$ 32.3	0.7%	$ 48.4	0.7%	$ 155.0	0.8%	$ 121.8	0.8%
Gross profit	$ 12.0	0.3%	$ 17.4	0.3%	$ 44.9	0.2%	$ 39.2	0.2%
Selling, technical and administrative expenses	$ 7.5	0.2%	$ 9.7	0.1%	$ 29.0	0.1%	$ 23.6	0.1%
Income from operations	$ 4.4	0.1%	$ 7.5	0.1%	$ 15.4	0.1%	$ 15.0	0.1%
Interest expense	$ (2.0)	-0.0%	$ (2.0)	-0.0%	$ (11.2)	-0.1%	$ (7.4)	-0.0%
Interest income	$ 0.2	0.0%	$ 0.7	0.0%	$ 0.1	0.0%	$ 2.9	0.0%
Other income (expense), net	$ -	0.0%	$ 0.3	0.0%	$ 0.1	0.0%	$ (0.4)	-0.0%
Income taxes	$ 0.9	0.0%	$ 2.7	0.0%	$ 2.8	0.0%	$ 4.3	0.0%
Income from continuing operations, after income taxes	$ 1.6	0.0%	$ 3.8	0.1%	$ (-1.$)	-1.$%	$ (-1.$)	-1.$%
Discontinued operations, net of tax	$ -	0.0%	$ (0.7)	-0.0%	$ 1.4	0.0%	$ 10.8	0.1%
Net income	$ 1.6	0.0%	$ 3.2	0.0%	$ 3.0	0.0%	$ 16.6	0.1%

Net Sales.  Our net sales for the first quarter of 2009 were $44.3 million, a decrease of $21.5 million or 32.7% from the same period in 2008.  Sales declines during the period resulted primarily from the severe downturn in most of our end-markets.  Of our total sales decrease of 32.7% in the first quarter of 2009, volume represented approximately 32.5 of the total percentage point decrease, unfavorable foreign currency exchange rates represented 2.6 of the total percentage point decline and pricing accounted for a benefit of approximately 2.4 of the total percentage point change.

Our aircraft and defense markets were up 10.8% in the first quarter of 2009, compared to the first quarter of 2008, due to strong demand in our defense market.  However, we experienced sales decreases in most of our other major markets due to severe global market conditions during the period.  Our sales to the construction and mining market, our largest, were down 49.8% in the first quarter of 2009, compared to the first quarter of 2008.  Sales in the agriculture sector were down 30.3% in the first quarter of 2009, compared to the first quarter of 2008, as a result of weak market conditions, especially in Europe.    Sales to our heavy truck market decreased 36.0% during the first quarter of 2009, compared to the first quarter of 2008 due to the decline in truck production during the period and reduced freight volumes being shipped with existing vehicles.  Sales in our friction direct aftermarket that we service through the Velvetouch® and Hawk Performance® brand names decreased 24.0% in the first quarter of 2009 compared to the first quarter of 2008.

Net sales from our foreign facilities represented 27.9% of our total net sales in the first quarter of 2009 compared to 45.0% for the comparable period of 2008.  The decline in our foreign facility revenues as a percent of total revenues, in addition to the market downturn, was also affected by product mix.  Sales at our Italian operation, on a local currency basis, were down 53.0% in the first quarter of 2009, compared to the first quarter of 2008, and sales at our Chinese operation, on a local currency basis, were down 64.0% during the same period, primarily due to declines in the construction and agriculture markets served by those facilities.

Cost of Sales.  Cost of sales was $32.3 million during the first quarter of 2009, a decrease of $16.1 million, or 33.3%, compared to cost of sales of $48.4 million in the first quarter of 2008.  The primary drivers of the reduction in our cost of sales in the first quarter of 2009 were decreased sales and production volumes through all of our manufacturing facilities, which represented approximately 24.8 percentage points of the total cost of sales decrease. Additionally, product mix represented 6.0 percentage points of the total decrease of 33.3% during the quarter. The effect of foreign currency exchange rates accounted for 2.5 percentage points of our total cost of sales decrease of 33.3% during the first quarter of 2009.  As a percent of sales, our cost of sales represented 72.9% of our net sales in the first quarter of 2009 compared to 73.6% of net sales in the first quarter of 2008.  The improvement in our cost of sales percentage was driven by labor reductions and a benefit from product mix partially offset by the lower production volumes and the effect of foreign currency exchange rates on our cost of sales.  During the first quarter of 2009, we reduced our global production workforce by approximately 20.0% from December 31, 2008 levels in response to production requirements.

Gross Profit.  Gross profit was $12.0 million during the first quarter of 2009, a decrease of $5.4 million, or 31.0%, compared to gross profit of $17.4 million in the first quarter of 2008.  Our gross profit margin improved to 27.1% of our net sales in the first quarter of 2009 compared to 26.4% of our net sales in the first quarter of 2008.  The factors impacting the change in gross margin are detailed under Net Sales and Cost of Sales.

Selling, Technical and Administrative Expenses.  Selling, technical and administrative (ST&A) expenses decreased $2.2 million, or 22.7%, to $7.5 million in the first quarter of 2009 from $9.7 million during the first quarter of 2008.  As a percentage of net sales, ST&A was 16.9% in the first quarter of 2009 compared to 14.7% in the first quarter of 2008. The decrease in ST&A expenses resulted primarily from a decrease in incentive compensation totaling approximately 11.1 percentage points of the 22.7% decrease in response to the lower levels of business activity during the quarter, compared to the first quarter of 2008.  Additionally, sales and marketing expenses, down in response to lower demand represented 4.0 percentage points of the total 22.7%.  We spent $1.2 million, or 2.7% of our net sales on product research and development in the first quarter of 2009, compared to $1.3 million or 2.0%, of our net sales for the first quarter of 2008.

Income from Operations.  As a result of the factors discussed above, income from operations was $4.4 million in the first quarter of 2009, a decrease of $3.1 million or 41.3%, compared to $7.5 million during the first quarter of 2008.  Income from operations as a percentage of net sales decreased to 9.9% in the first quarter of 2009 from 11.4% in the same period of 2008 for the reasons discussed above.  The effect of foreign currency exchange rates accounted for 5.3 percentage points of our total operating income decrease of 41.3% during the first quarter of 2009.

Interest Expense.  Interest expense was flat at $2.0 million in both the first quarter of 2009 and 2008 as a result of fixed interest rates on our outstanding senior notes of $87.1 million.

Interest Income.   We invested our excess cash in various short-term interest bearing investments.  Interest income was $0.2 million in the first quarter of 2009 compared to $0.7 million during the first quarter of 2008.  The decrease was primarily the result of lower invested cash balances during the period ended March 31, 2009 compared to the three months ended March 31, 2008.  Additionally, effective interest rates on our investments have dropped significantly in the quarter ended March 31, 2009, compared to rates available to us in the quarter ended March 31, 2008.

Income Taxes.  We recorded a tax provision for our continuing operations of $0.9 million for the quarter ended March 31, 2009, compared to $2.7 million in the comparable period of 2008.  Our effective income tax rate of 37.0% in the first quarter of 2009 differs from the current federal U.S. statutory rate of 35.0%, primarily as a result of higher taxes in certain foreign jurisdictions, foreign withholding taxes on royalty income and the impact of non-deductible expenses on our U.S. taxes.  Our worldwide provision for income taxes is based on projected annual tax rates for the year applied to all of our sources of income.

Discontinued Operations, Net of Tax.  During the first quarter of 2008, we committed to a plan to divest our performance racing segment which operated two facilities in the United States.  In May 2008, we sold our North Carolina facility and in December 2008, we sold our Illinois facility.  The residual operating activity of our former discontinued operations is reflected in the following summary of results of our discontinued operations for the period ended March 31, 2009 and 2008.

	Three Months Ended March 31
	2009	2008
	(dollars in millions)
Net sales	$ -	$ 3.9
Loss from discontinued operations, before income taxes	$ -	$ (0.3)
Fair value less costs to sell adjustment, before income taxes	-	(0.8)
Income tax benefit	-	(0.4)
Loss from discontinued operations, after income taxes	$ -	$ (0.7)

Net Income.  As a result of the factors noted above, we reported net income of $1.6 million in the first quarter of 2009, a decrease of $1.6 million, or 50.0% compared to net income of $3.2 million during the first quarter of 2008.

Liquidity, Capital Resources and Cash Flows

Current economic and market conditions have placed significant constraints on the ability of many companies to access capital in the debt and equity markets.  At this time, our access to capital resources that provide liquidity generally has not been materially affected by the current credit environment.  Our cash position at March 31, 2009, coupled with our availability under our bank facilities, continue to be sufficient to support our operations, to pay interest on our indebtedness, and to fund anticipated capital expenditures.  We believe that cash, cash equivalents, interest on and proceeds from short-term investments, cash flow from operating activities and borrowing availability under our bank facilities will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs for the next twelve months.

If market conditions continue to deteriorate, the cost or availability of future borrowings and the fees we pay under our current or future credit facilities may be affected.  Current market conditions also raise increased concerns that our suppliers and subcontractors may find it difficult to access credit to support their operations.  To date, we have not been materially adversely affected by subcontractor or supplier credit support difficulties.

     The following selected measures of liquidity, capital resources and cash flows outline various metrics that are reviewed by our management and are provided to our shareholders to enhance the understanding of our business:

	Three months ended	Year Ended
LIQUIDITY	March 31, 2009	December 31, 2008	2006
	(dollars in millions)
Cash and cash equivalents	$ 46.9	$ 62.5	$ 6.2
Short-term investments	$ 30.8	$ 30.8	$ -
Working capital (1)	$ 116.5	$ 126.0	$ 115.8
Current ratio (2)	5.0 to 1.0	3.4 to 1.0	3.0 to 1
Net debt as a % of capitalization (3) (4)	0.1%	-	0.7%
Average number of days sales in accounts receivable	42 days	52 days	61 days
Average number of days sales in inventory	74 days	78 days	81 days

	Three months ended March 31
CASH FLOWS	2009	2008	2006
			$ (1.0)
Cash used in operating activities of continuing operations	$ (7.6)	$ (8.0)	(6.3)
Cash used in investing activities of continuing operations	(280.0)	(120.0)	(5.3)
Cash used in financing activities of continuing operations	(430.0)	(30.0)	0.5
Effect of exchange rates on cash	(90.0)	40.0	11.5
Cash (used in) provided by discontinued operations	-	70.0	$ (0.6)
Net decrease in cash and cash equivalents	$ (15.6)	$ (8.4)

	Three months ended	Year Ended
LIQUIDITY	March 31, 2009	December 31, 2008	2006
	(dollars in millions)
Cash and cash equivalents	$ 46.9	$ 62.5	$ 6.2
Short-term investments	$ 30.8	$ 30.8	$ -
Working capital (1)	$ 116.5	$ 126.0	$ 115.8
Current ratio (2)	5.0 to 1.0	3.4 to 1.0	3.0 to 1
Net debt as a % of capitalization (3) (4)	0.1%	-	0.7%
Average number of days sales in accounts receivable	42 days	52 days	61 days
Average number of days sales in inventory	74 days	78 days	81 days

	Three months ended March 31
CASH FLOWS	2009	2008	2006
			$ (1.0)
Cash used in operating activities of continuing operations	$ (7.6)	$ (8.0)	(6.3)
Cash used in investing activities of continuing operations	(280.0)	(120.0)	(5.3)
Cash used in financing activities of continuing operations	(430.0)	(30.0)	0.5
Effect of exchange rates on cash	(90.0)	40.0	11.5
Cash (used in) provided by discontinued operations	-	70.0	$ (0.6)
Net decrease in cash and cash equivalents	$ (15.6)	$ (8.4)

(1)

Working capital is defined as current assets minus current liabilities.

(2)

Current ratio is defined as current assets divided by current liabilities.

(3)

Net debt is defined as long-term debt, including current portion, and short-term borrowings, less cash and short-term investments.  Capitalization is defined as net debt plus shareholders’ equity.

(4)

We have zero net debt at December 31, 2008 because our cash, cash equivalents and short-term investments were $6.2 million higher than total debt.

Cash and cash equivalents decreased $15.6 million to $46.9 million as of March 31, 2009, from $62.5 million at December 31, 2008.  Short-term investments remained flat at $30.8 million.  The net decrease in cash and cash equivalents and short-term investments of $15.6 million was driven by our payments of bi-annual interest on our Senior Notes, incentive compensation and profit sharing in the first quarter of 2009, which had been accrued in the 2008 annual reporting period.  In addition, we made a voluntary supplemental contribution into our domestic pension plans of $3.9 million in the 2009 period.  We also repurchased $4.6 million of our common stock pursuant to our stock repurchase programs in the first quarter of 2009.

In assessing liquidity, we review working capital measurements to identify areas for improvement.  At March 31, 2009, our working capital was $116.5 million, a decrease of $9.5 million from December 31, 2008.  The decrease in working capital in 2009 was primarily due to decreases in accounts receivable and inventory.  Our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover.  Days sales in accounts receivable decreased to 42 days at March 31, 2009 from 52 days at December 31, 2008.  Days sales in inventory improved to 74 days at March 31, 2009 from 78 days at December 31, 2008.  The improvements are mainly attributable to our continued focus on accounts receivable collection and on controlling levels of inventory to reduce overall inventory levels while meeting current customer demands.

At March 31, 2009, our current ratio was 5.0, an increase from the current ratio of 3.4 at December 31, 2008.  The improvement in the current ratio was due primarily to the decrease in accounts payable resulting from our efforts to reduce spending levels for inventory and expense items to levels commensurate with current business demands.

Net debt as a percentage of capitalization was 11.4% at March 31, 2009 compared to zero at December 31, 2008 due to our decreased cash and short-term investment levels at March 31, 2009 compared to December 31, 2008.

Operating Activities

Cash used in our operating activities from continuing operations in the first quarter of 2009 was $7.6 million, $0.4 million lower than the same period in 2008.  The first quarter of our fiscal year historically results in negative cash from operating activities, for reasons that include a ramp up of sales activity with resulting increases in accounts receivable and the use of cash for our payments of bi-annual interest on our Senior Notes, incentive compensation and profit sharing.  However, we experienced lower levels of sales in the first quarter of 2009 compared to prior periods due to the impact of the economic slow-down, causing accounts receivable levels to decrease in the period, a source of operating cash flow.  During the first quarter of 2009, in addition to the payments noted above, we also made a voluntary supplemental contribution into our domestic pension plans of $3.9 million, which resulted in a decrease in an operating accrual and a use of operating cash.  Additionally, we have slowed the level of purchases with inventory and service suppliers in the first quarter of 2009 to reduce inventory levels and control our working capital, which resulted in a use of operating cash of $14.9 million in the period.

Investing Activities

Our investing activities from continuing operations used $2.8 million in the first quarter of 2009, compared to cash used in investing activities of $1.2 million in the first quarter of 2008.  Capital expenditures for property, plant and equipment were $2.9 million in the first quarter of 2009 compared to $3.4 million in the first quarter of 2008.  Net short-term investment purchases and sales in the first quarter of 2009 generated no cash in the first quarter of 2009 compared to $2.2 million in the first quarter of 2008.

Financing Activities

Cash used in financing activities was $4.3 million in the first quarter of 2009, compared to cash used of $0.3 million in the first quarter of 2008.  We used $4.6 million and $0.3 million to repurchase shares of our common stock pursuant to our stock repurchase programs in the periods ended March 31, 2009 and 2008, respectively.  We had no outstanding borrowings under our bank facilities at March 31, 2009 or 2008.

Contractual Obligations and Other Commercial Commitments

There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2008.  The table excludes our liability for unrecognized tax benefits, which totaled $0.6 million as of March 31, 2009 and December 31, 2008, since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.

Debt

The following table summarizes the components of our indebtedness:

	Three months ended
	June 30, 2006	June 30, 2005
	(dollars in millions)
Net sales	$ -	$ 4.8
Income from discontinued operations before income taxes	-	0.2
Income tax provision	-	0.1
Income from discontinued operations, net of tax	$	$ 0.1

	March 31	December 31
	2009	2008
(dollars in millions)
Senior notes	$ 87.1	$ 87.1
Bank facilities	-	-
Total debt	$ 87.1	$ 87.1

At March 31, 2009 and December 31, 2008, there were no amounts borrowed under our bank facilities and $0.7 million and $0.9 million, respectively, of letters of credit outstanding under our $5.0 million letter of credit sub-facility.  At March 31, 2009 and December 31, 2008, we had $15.5 million and $18.3 million, respectively, available to borrow under our $30.0 million bank facility based on our eligible collateral less the letters of credit outstanding.

We have entered into a short-term, variable-rate, unsecured line of credit of up to $3.0 million (2.3 million Euros) with an Italian financial institution at our facility in Italy.  There were no borrowings under this credit facility at March 31, 2009 or December 31, 2008.

As of March 31, 2009 and December 31, 2008, we were in compliance with the provisions of all of our debt instruments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures. The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. In seeking to minimize the risk and costs associated with market risk, we manage our exposures to interest rates and foreign currency exchange rates through our regular operating and financial activities and through foreign currency hedge contracts if deemed appropriate. We had no foreign currency hedge contracts outstanding as of March 31, 2009. We do not use derivative financial instruments for speculative or trading purposes.

Interest Rate Sensitivity. At March 31, 2009, none of our total outstanding debt bore interest at a variable rate. Typically, our primary interest rate risk exposures results from floating rate debt and investment instruments. Our cash is primarily invested in bank deposits, money market funds and other marketable debt securities, including commercial paper and U.S. agency debt. The assets held by our non-qualified deferred compensation plan are invested in equity securities. The primary objective of our investments is to preserve principal while maximizing yields without significantly increasing risk. In undertaking this strategy, we are exposed to financial market risks including default risk, changes in marketable debt prices, equity security prices and interest rates. Due to the short-term nature of our investments, a 1% change in market interest rates would have an impact on interest income of approximately $0.8 million on an annual basis as of March 31, 2009.

Inflation/Deflation Risk. We manage our inflation risks by ongoing review of product selling prices and production costs. Overall, the impact of inflation has not been significant to us because of the relatively low rates of inflation experienced by us during the last few years.  The ability to pass on material price increase to our customers is dependent on market conditions. It is difficult to predict the impact that possible future raw material cost decreases might have on our profitability. The effect of deflation in raw material costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market. Consequently, it is difficult for us to accurately predict the impact that inflation or deflation might have on our operations. Based on current information, we expect that neither inflation nor deflation will have a material impact on our operations during the next twelve months.

Foreign Currency Exchange Risk. We have foreign manufacturing operations in Italy, China and Canada. Revenue and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. As such, fluctuations in these operations’ respective currencies may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign operations. As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the U.S. dollar, which may positively or negatively affect our results of operations attributed to these operations. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Sales or purchases in foreign currencies, other than the subsidiary’s local currency, are exchanged at the date of the transaction. The effect of transaction gains or losses is included in Other income (expense), net in our Consolidated Statements of Operations.

Benefit Plan Valuations. Asset returns for our defined benefit pension plans have been significantly impacted through March 31, 2009 by the overall decrease in fair market value on our pension plan assets. Overall, the net effects of actual plan asset returns due to the lower value of plan assets has led to significantly higher pension expense in 2009 compared to 2008. We expect that our pension expense in 2009 will be approximately $1.9 million compared to $0.2 million in 2008.  Additionally, we made voluntary contributions totaling $3.9 million in the first quarter of 2009 into our domestic pension plans as additional contributions for the 2008 plan year.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  As of March 31, 2009, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  The evaluation was carried out under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 (the Exchange Act).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.  There have been no changes in our internal control over financial reporting in the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  LEGAL PRECEEDINGS

We are involved in lawsuits that have arisen in the ordinary course of our business.  We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made.  We are not aware of any material legal proceedings instituted against us during the first quarter of 2009 or of any material developments in any of the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2008 filed with the SEC on March 10, 2009, except as set forth below.

As previously disclosed, on October 16, 2007, a lawsuit captioned Paul Mickle v. Wellman Products Group, LLC, Case No. CJ 2007 06914 was filed in the District Court for Tulsa County, Oklahoma.  Mr. Mickle alleges violation of wage and hour laws by one of our subsidiaries, Wellman Products Group, Inc. (Wellman).  The case purports to be a class action on behalf of Mr. Mickle and other allegedly “similarly situated” employees.  Discovery as to the class certification is finished.  The plaintiffs have filed their Motion for Class Certification, and all briefing on the issue is also finished.  An evidentiary hearing on plaintiffs’ Motion for Class Certification is currently scheduled to take place on July 1 and 2, 2009, in Tulsa County District Court.

In our opinion, the outcome of these lawsuits will not have a material adverse effect on our financial condition, cash flows or results of operations, except as described in our Form 10-K for the year ended December 31, 2008 filed with the SEC on March 10, 2009.

ITEM 1A.  RISK FACTORS

We have no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008 filed with the SEC on March 10, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases by Hawk during the three months ended March 31, 2009 of equity securities registered by Hawk under the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2) (in millions)

1/1/09 to 1/31/09	76,030	$16.84	219,583	$11.7 million
2/1/09 to 2/28/09	69,320	$16.00	288,903	$10.6 million
3/1/09 to 3/31/09	202,726	$10.98	491,629	$8.3 million

(1)

On November 24, 2008, we announced a plan, approved by our Board of Directors, to repurchase up to $15.0 million of our shares of Class A common stock in the open market, through privately negotiated transactions or otherwise, in accordance with securities laws and regulations (the Plan).  Under the terms of our indenture relating to the senior notes as of March 31, 2009, we are limited to repurchase up to $13.2 million of our shares of Class A common stock based on our cumulative net income through March 31, 2009.

(2)

The approximate value of additional shares that may be repurchased pursuant to the Plan is $8.3 million ($6.6 million under the indenture limitation).  The Plan will expire when the aggregate repurchase price limit is met, unless terminated earlier by our Board of Directors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a)

Exhibits

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

Date: May 6, 2009

HAWK CORPORATION

By: /s/ RONALD E. WEINBERG

Ronald E. Weinberg

Chairman of the Board and Chief Executive Officer

    (principal executive officer)

By: /s/ JOSEPH J. LEVANDUSKI

Joseph J. Levanduski

Vice President & Chief Financial Officer

    (principal financial and accounting officer)

EXHIBIT 31.1

CERTIFICATION OF CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER (PRINCIPAL EXECUTIVE OFFICER)

I, Ronald E. Weinberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hawk Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial position, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  May 6, 2009

/s/ RONALD E. WEINBERG

Ronald E. Weinberg

Chairman of the Board and

Chief Executive Officer

(principal executive officer)

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)

I, Joseph J. Levanduski, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hawk Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial position, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report, based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 6, 2009

/s/ JOSEPH J. LEVANDUSKI

Joseph J. Levanduski

Chief Financial Officer

(principal financial and accounting officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hawk Corporation (the “Company”) on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ronald E. Weinberg, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial position and result of operations of the Company.

/s/ RONALD E. WEINBERG

Ronald E. Weinberg

Chairman of the Board and Chief Executive Officer

May 6, 2009

This certification is made solely for the purpose of 18 U.S.C. § 1350, subject to the knowledge standard contained in that statute, and not for any other purpose.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Hawk Corporation (the “Company”) on Form 10-Q for the period ending March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joseph J. Levanduski, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial position and result of operations of the Company.

/s/ JOSEPH J. LEVANDUSKI

Joseph J. Levanduski

Chief Financial Officer

May 6, 2009

This certification is made solely for the purpose of 18 U.S.C. § 1350, subject to the knowledge standard contained in that statute, and not for any other purpose.