Form 10-Q/A
period 2009-03-31
HAWK CORP
filed 2009-05-06
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Act: Shell Company YES ☐ NO ☑
     As of April 30, 2009, the Registrant had the following number of shares of common stock outstanding:

Class A Common Stock, $0.01 par value:	8,196,751
Class B Common Stock, $0.01 par value:	None (0)
     As used in this Form 10-Q/A, the terms “Company,” “Hawk,” “Registrant,” “we,” “us,” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q/A is as of March 31, 2009.

EXPLANATORY NOTE
Hawk Corporation is filing this Form 10-Q/A as Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “Quarterly Report”) that was filed with the Securities and Exchange Commission on May 6, 2009 to correct file transmission errors made by our third party EDGAR software provider.
This Amendment does not reflect events occurring after the May 6, 2009 filing of the Quarterly Report, or modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the corrections discussed above.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)

	March 31	December 31
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$46,933	$62,520
Short-term investments	30,785	30,774
Accounts receivable, less allowance of $1,182 in 2009 and $1,328 in 2008	28,217	38,569
Inventories:
Raw materials	9,156	10,607
Work-in-process	15,442	16,967
Finished products	11,143	13,803

Total inventories	35,741	41,377
Deferred income taxes	401	414
Other current assets	3,502	5,521

Total current assets	145,579	179,175

Property, plant and equipment:
Land and improvements	1,109	1,154
Buildings and improvements	17,747	16,227
Machinery and equipment	94,473	94,388
Furniture and fixtures	8,182	8,225
Construction in progress	5,978	6,638

	127,489	126,632
Less accumulated depreciation	79,613	79,134

Total property, plant and equipment	47,876	47,498

Other assets:
Finite-lived intangible assets	6,430	6,568
Deferred income taxes	2,390	2,381
Other	5,300	4,370

Total other assets	14,120	13,319

Total assets	$207,575	$239,992

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)

	March 31	December 31
	2009	2008

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$14,422	$30,207
Accrued compensation	5,258	9,910
Accrued interest	1,911	3,816
Accrued taxes	2,481	2,253
Other accrued expenses	5,048	7,031

Total current liabilities	29,120	53,217

Long-term liabilities:
Long-term debt	87,090	87,090
Deferred income taxes	317	338
Pension liabilities	7,024	11,300
Other accrued expenses	11,195	10,656

Total long-term liabilities	105,626	109,384

Shareholders’ equity
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; 8,546,341 and 8,836,424 outstanding in 2009 and 2008, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Additional paid-in capital	54,665	54,738
Retained earnings	37,321	35,784
Accumulated other comprehensive (loss) income	(10,395)	(8,232)
Treasury stock, at cost, 641,409 and 351,326 shares in 2009 and 2008, respectively	(8,855)	(4,992)

Total shareholders’ equity	72,829	77,391

Total liabilities and shareholders’ equity	$207,575	$239,992

Note 1: The consolidated balance sheet at December 31, 2008, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements (unaudited).

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except share data)

	Three Months Ended March 31
	2009	2008

Net sales	$44,285	$65,779
Cost of sales	32,287	48,368

Gross profit	11,998	17,411

Operating expenses:
Selling, technical and administrative expenses	7,452	9,691
Amortization of finite-lived intangible assets	138	174

Total operating expenses	7,590	9,865

Income from operations	4,408	7,546

Interest expense	(2,013)	(2,015)
Interest income	163	666
Other income (expense), net	(44)	291

Income from continuing operations, before income taxes	2,514	6,488

Income tax provision	930	2,662

Income from continuing operations, after income taxes	1,584	3,826
Loss from discontinued operations, after income tax benefit of $6 in 2009 and $364 in 2008	(10)	(675)

Net income	$1,574	$3,151

Earnings per share:
Basic earnings per share:
Income from continuing operations, after income taxes	$0.18	$0.42
Discontinued operations, after income taxes	—	(0.07)

Net earnings per basic share	$0.18	$0.35

Diluted earnings per share:
Income from continuing operations, after income taxes	$0.17	$0.40
Discontinued operations, after income taxes	—	(0.07)

Net earnings per diluted share	$0.17	$0.33

Average shares outstanding — basic	8,717	8,967

Average shares and equivalents outstanding — diluted	8,996	9,366

Income available to common shareholders	$1,537	$3,114

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities
Net income	$1,574	$3,151
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	10	675
Depreciation and amortization	1,949	1,881
Deferred income taxes	6	244
Amortization of discount on investments	(78)	(454)
Loss on sale or disposal of fixed assets	19	32
Stock option expense	287	113
Changes in operating assets and liabilites:
Accounts receivable	8,859	(9,374)
Inventories	4,784	1,682
Other assets	890	489
Accounts payable	(14,876)	(3,094)
Accrued expenses	(7,872)	(3,648)
Pension accounts, net	(3,877)	(163)
Other	760	494

Net cash used in operating activities of continuing operations	(7,565)	(7,972)
Net cash (used in) provided by operating activities of discontinued operations	(10)	744

Cash flows from investing activities
Purchases of available for sale securities	(29,986)	(136,030)
Proceeds from available for sale securities	30,000	138,191
Purchases of property, plant and equipment	(2,863)	(3,363)
Proceeds from sale of property, plant and equipment	—	5

Net cash used in investing activities of continuing operations	(2,849)	(1,197)
Net cash used in investing activities of discontinued operations	—	(30)

Cash flows from financing activities
Payments on long-term debt	—	(28)
Proceeds from stock options	343	5
Stock repurchase	(4,616)	(278)
Payments of preferred stock dividends	(37)	(37)

Net cash used in financing activities of continuing operations	(4,310)	(338)
Net cash used in financing activities of discontinued operations	—	—
Effect of exchange rate changes on cash	(853)	420

Net cash used in continuing operations	(15,577)	(9,087)
Net cash (used in) provided by discontinued operations	(10)	714

Net decrease in cash and cash equivalents	(15,587)	(8,373)
Cash and cash equivalents at beginning of period	62,520	21,992

Cash and cash equivalents at end of period	$46,933	$13,619

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
     Since its divestitures of the precision components segment in 2007 and the performance racing segment in 2008, Hawk reports its operations within one segment — friction products. The businesses that comprise this segment design, engineer, manufacture and market specialized components used in a variety of off-highway, on-highway, industrial, aircraft, agricultural and performance applications. The Company’s revenue is generated primarily in the U.S. and Italy. The Company’s largest customer, Caterpillar, represented approximately 16.6% and 17.1% of consolidated net sales in the three month periods ended March 31, 2009 and March 31, 2008, respectively.
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
     Operating results from discontinued operations are summarized as follows:

	Three Months Ended
	March 31
	2009	2008

Net sales	$—	$3,895

Loss from discontinued operations, before income taxes	$(16)	$(289)
Fair value less costs to sell adjustment, before income taxes	—	(750)
Income tax benefit	(6)	(364)

Loss from discontinued operations, after income taxes	$(10)	$(675)

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
          Level 1 - Quoted prices in active markets for identical assets or liabilities.
          Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The fair values of obligations available for sale issued by U.S. government agencies and U.S. corporations held by the Company were determined by obtaining quoted prices from nationally recognized securities broker-dealers.
          Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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

March 31, 2009	Total	Level 1	Level 2	Level 3

Money market funds	$1,801	$1,801	$—	$—
Mutual funds	25,069	25,069	—	—
Commercial paper	19,984	—	19,984	—
U.S. govt. agencies	10,000	—	10,000	—
Other trading(1)	2,011	2,011	—	—

Total	$58,865	$28,881	29,984	$—

December 31, 2008
Money market funds	$22,031	$22,031	$—	$—
Mutual funds	25,028	25,028	—	—
Commercial paper	19,956	—	19,956	—
U.S. govt. agencies	10,000	—	10,000	—
Other trading(1)	1,062	1,062	—	—

Total	$78,077	$48,121	29,956	$—

(1)	Included as a component of Other long-term assets in the Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008.
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
     The following is a summary of the Company’s available-for-sale securities as of March 31, 2009 and December 31, 2008, by contractual maturity dates:

		Available-for-Sale Securities
				Estimated Fair
				Value
		Gross Unrealized	Gross Unrealized	(Net Carrying
	Amortized Cost	Gains	Losses	Amount)

March 31, 2009
Other debt securities — due in one year or less	$30,791	$3	$5	$30,785

December 31, 2008
Other debt securities — due in one year or less	$30,791	$60	$(26)	$30,774

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

7. Intangible Assets
     The components of finite-lived intangible assets are as follows:

	March 31, 2009			December 31, 2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Product certifications	$20,820	$14,390	$6,430	$20,820	$14,252	$6,568
Other intangible assets	2,575	2,575	—	2,575	2,575	—

	$23,395	$16,965	$6,430	$23,395	$16,827	$6,568

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
8. Comprehensive (Loss) Income
     Comprehensive (loss) income is as follows:

	Three Months Ended
	March 31
	2009	2008

Net income	$1,574	$3,151
Amortization of prior service cost, net loss and transition obligation	399	123
Unrealized (loss) gain on available for sale securities	(23)	6
Foreign currency translation (loss) income	(2,539)	2,162

Comprehensive (loss) income	$(589)	$5,442

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

     Stock-based option activity during the three months ended March 31, 2009, was as follows:

			Weighted
			Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contract Term	(in thousands)

Options outstanding at January 1, 2009	798,828	$8.51
Granted	—	—
Exercised	(54,968)	(6.27)
Forfeited or expired	—	—

Options outstanding at March 31, 2009	743,860	$8.67	5.4 yrs.	$3,224

Exercisable at March 31, 2009	479,259	$5.07	3.6 yrs.	$3,176
     There were no options granted during the three months ended March 31, 2009.
     The aggregate intrinsic value in the table above represents the total pre-tax difference between the $11.55 closing price of shares of common stock of the Company on March 31, 2009, over the exercise price of the stock option, multiplied by the number of options outstanding and exercisable. Under SFAS 123R, the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company’s shares of common stock.
10. Employee Benefits
     A summary of the components of net periodic benefit cost of the Company’s defined benefit pension plans for the periods presented in the Consolidated Statements of Operations is as follows:

	Three Months Ended
	March 31
	2009	2008

Components of net periodic pension cost:
Service cost	$83	$57
Interest cost	453	438
Expected return on plan assets	(439)	(569)
Amortization of prior service cost	60	60
Recognized net actuarial loss	339	63

Net periodic pension cost of defined benefit plans	$496	$49

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

12. Earnings (Loss) Per Share
     Basic and diluted earnings per share are computed as follows:

	Three Months Ended March 31
	2009	2008

Income from continuing operations, after income taxes	$1,584	$3,826
Less: Preferred stock dividends	37	37

Income from continuing operations, after income taxes available to common shareholders	$1,547	$3,789

Net income	$1,574	$3,151
Less: Preferred stock dividends	37	37

Net income available to common shareholders	$1,537	$3,114

Weighted average shares outstanding (in thousands) :
Basic weighted average shares outstanding	8,717	8,967

Diluted:
Basic weighted average shares outstanding	8,717	8,967
Dilutive effect of stock options	279	399

Diluted weighted average shares outstanding	8,996	9,366

Earnings per share:
Basic earnings from continuing operations, after income taxes	$0.18	$0.42
Discontinued operations, after income taxes	—	(0.07)

Net earnings per basic share	$0.18	$0.35

Diluted earnings from continuing operations, after income taxes	$0.17	$0.40
Discontinued operations, after income taxes	—	(0.07)

Net earning per diluted share	$0.17	$0.33

     A weighted average of 251,044 and 18,857 options were not included in the calculation of diluted weighted shares outstanding because they were anti-dilutive for the three months ended March 31, 2009 and three months ended March 31, 2008, respectively.

13. Supplemental Guarantor Information
     Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Company’s 8 3/4% Senior Notes due 2014 (senior notes). The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.
     The following supplemental consolidating condensed financial statements present:
•	Consolidating condensed balance sheets as of March 31, 2009 and December 31, 2008, consolidating condensed statements of income for the three months ended March 31, 2009 and 2008, and consolidating condensed statements of cash flows for the three months ended March 31, 2009 and 2008.

•	Hawk Corporation (Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries consisting of the Company’s subsidiaries in Italy, Canada and China with their investments in subsidiaries accounted for using the equity method.

•	Elimination entries necessary to consolidate the financial statements of the Parent and all of its subsidiaries.
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

Supplemental Consolidating Condensed
Balance Sheet

	Three Months Ended March 31, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$29,053	$35	$17,845	$—	$46,933
Short-term investments	29,984	—	801	—	30,785
Accounts receivable, net	—	12,501	15,716	—	28,217
Inventories, net	—	20,506	15,452	(217)	35,741
Deferred income taxes	116	—	285	—	401
Other current assets	1,226	382	1,894	—	3,502

Total current assets	60,379	33,424	51,993	(217)	145,579
Investment in subsidiaries	40,814	—	—	(40,814)	—
Inter-company advances, net	—	3,605	(3,605)	—	—
Property, plant and equipment, net	—	34,880	12,996	—	47,876
Other assets:
Finite-lived intangible assets	—	6,430	—	—	6,430
Other	6,927	578	185	—	7,690

Total other assets	6,927	7,008	185	—	14,120

Total assets	$108,120	$78,917	$61,569	$(41,031)	$207,575

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$62	$6,504	$7,856	$—	$14,422
Accrued compensation	1,043	2,028	2,187	—	5,258
Accrued interest	1,911	—	—	—	1,911
Accrued taxes	513	40	1,967	(39)	2,481
Other accrued expenses	2,136	2,430	469	13	5,048

Total current liabilities	5,665	11,002	12,479	(26)	29,120
Long-term liabilities:
Long-term debt	87,090	—	—	—	87,090
Deferred income taxes	—	—	317	—	317
Other	2,698	11,898	3,623	—	18,219
Inter-company advances, net	(60,162)	52,270	7,904	(12)	—

Total long-term liabilities	29,626	64,168	11,844	(12)	105,626
Shareholders’ equity	72,829	3,747	37,246	(40,993)	72,829

Total liabilities and shareholders’ equity	$108,120	$78,917	$61,569	$(41,031)	$207,575

	Year Ended December 31, 2008
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$45,241	$32	$17,247	$—	$62,520
Short-term investments	29,956	—	818	—	30,774
Accounts receivable, net	—	13,900	24,669	—	38,569
Inventories, net	—	23,779	17,858	(260)	41,377
Deferred income taxes	116	—	298	—	414
Other current assets	1,545	1,650	2,326	—	5,521

Total current assets	76,858	39,361	63,216	(260)	179,175
Investment in subsidiaries	38,498	—	—	(38,498)	—
Inter-company advances, net	—	14,122	(14,115)	(7)	—
Property, plant and equipment, net	—	33,610	13,888	—	47,498
Other assets:
Finite-lived intangible assets	—	6,568	—	—	6,568
Other	5,956	606	189	—	6,751

Total other assets	5,956	7,174	189	—	13,319

Total assets	$121,312	$94,267	$63,178	$(38,765)	$239,992

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$114	$14,865	$15,228	$—	$30,207
Accrued compensation	3,013	4,393	2,504	—	9,910
Accrued interest	3,816	—	—	—	3,816
Accrued taxes	195	45	2,058	(45)	2,253
Other accrued expenses	1,796	2,956	2,273	6	7,031

Total current liabilities	8,934	22,259	22,063	(39)	53,217
Long-term liabilities:
Long-term debt	87,090	—	—	—	87,090
Deferred income taxes	—	—	338	—	338
Other	2,327	15,785	3,844	—	21,956
Inter-company advances, net	(54,430)	46,591	7,696	143	—

Total long-term liabilities	34,987	62,376	11,878	143	109,384
Shareholders’ equity	77,391	9,632	29,237	(38,869)	77,391

Total liabilities and shareholders’ equity	$121,312	$94,267	$63,178	$(38,765)	$239,992

Supplemental Consolidating Condensed
Statement of Operations

	Three Months Ended March 31, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$31,706	$13,391	$(812)	$44,285
Cost of sales	—	21,047	12,052	(812)	32,287

Gross profit	—	10,659	1,339	—	11,998
Operating expenses:
Selling, technical and administrative expenses	—	6,235	1,217	—	7,452
Amortization of intangibles	—	138	—	—	138

Total operating expenses	—	6,373	1,217	—	7,590

Income from operations	—	4,286	122	—	4,408
Interest (expense) income, net	—	(1,945)	95	—	(1,850)
Income from equity investee	1,574	(92)	—	(1,482)	—
Other (expense) income, net	—	(5)	(39)	—	(44)

Income from continuing operations, before income taxes	1,574	2,244	178	(1,482)	2,514
Income tax provision	—	660	270	—	930

Income (loss) from continuing operations, after income	1,574	1,584	(92)	(1,482)	1,584
Discontinued operations, after income taxes	—	(10)	—	—	(10)

Net income (loss)	$1,574	$1,574	$(92)	$(1,482)	$1,574

Supplemental Consolidating Condensed
Statement of Operations

	Three Months Ended March 31, 2008
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$35,246	$33,208	$(2,675)	$65,779
Cost of sales	—	24,654	26,389	(2,675)	48,368

Gross profit	—	10,592	6,819	—	17,411
Operating expenses:
Selling, technical and administrative expenses	—	7,706	1,985	—	9,691
Amortization of intangibles	—	174	—	—	174

Total operating expenses	—	7,880	1,985	—	9,865

Income from operations	—	2,712	4,834	—	7,546

Interest (expense) income, net	—	(1,451)	102	—	(1,349)

Income from equity investee	3,151	3,550	—	(6,701)	—
Other (expense) income, net	—	(11)	302	—	291

Income from continuing operations, before income taxes	3,151	4,800	5,238	(6,701)	6,488
Income tax provision	—	1,024	1,638	—	2,662

Income from continuing operations, after income taxes	3,151	3,776	3,600	(6,701)	3,826
Discontinued operations, after income taxes	—	(625)	(50)	—	(675)

Net income	$3,151	$3,151	$3,550	$(6,701)	$3,151

Supplemental Consolidating Condensed
Cash Flows Statement

	Three Months Ended March 31, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities of continuing operations	$(11,892)	$2,505	$1,822	$—	$(7,565)
Net cash used in operating activities of discontinued operations	—	(10)	—	—	(10)
Cash flows from investing activities:
Purchases of available for sale securities	(29,986)	—	—	—	(29,986)
Proceeds from available for sale securities	30,000	—	—	—	30,000
Purchases of property, plant and equipment	—	(2,492)	(371)	—	(2,863)

Net cash provided by (used in) investing activities of continuing operations	14	(2,492)	(371)	—	(2,849)
Net cash used in investing activities of discontinued operations	—	—	—	—	—
Cash flows from financing activities:
Proceeds from stock options	343	—	—	—	343
Stock repurchase	(4,616)	—	—	—	(4,616)
Payments of preferred stock dividend	(37)	—	—	—	(37)

Net cash used in provided by financing activities of continuing operations	(4,310)	—	—	—	(4,310)
Net cash used in financing activities of discontinued operations	—	—	—	—	—
Effect of exchange rate changes on cash	—	—	(853)	—	(853)

Net cash (used in) provided by continuing operations	(16,188)	13	598	—	(15,577)
Net cash used by discontinued operations	—	(10)	—	—	(10)

Net (decrease) increase in cash and cash equivalents	(16,188)	3	598	—	(15,587)
Cash and cash equivalents at beginning of period	45,241	32	17,247	—	62,520

Cash and cash equivalents at end of period	$29,053	$35	$17,845	$—	$46,933

Supplemental Consolidating Condensed
Cash Flows Statement

	Three Months Ended March 31, 2008
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by operating activities of continuing operations	$(8,206)	$1,498	$(1,264)	$—	$(7,972)
Net cash provided by (used in) operating activities of discontinued operations	—	794	(50)	—	744
Cash flows from investing activities:
Purchases of available for sale securities	(136,030)		—		(136,030)
Proceeds from available for sale securities	138,191	—		—	138,191
Purchases of property, plant and equipment	—	(2,257)	(1,106)	—	(3,363)
Proceeds from sale of property, plant and equipment	—	—	5	—	5

Net cash provided by (used in) investing activities of continuing operations	2,161	(2,257)	(1,101)	—	(1,197)
Net cash used in investing activities of discontinued operations	—	(30)	—	—	(30)
Cash flows from financing activities:
Payments on long-term debt	—	—	(28)	—	(28)
Proceeds from stock options	5	—	—	—	5
Stock repurchase	(278)	—	—	—	(278)
Payments of preferred stock dividend	(37)	—	—	—	(37)

Net cash used in financing activities of continuing operations	(310)	—	(28)	—	(338)
Net cash used in financing activities of discontinued operations	—	—	—	—	—
Effect of exchange rate changes on cash	—	—	420	—	420

Net cash used in continuing operations	(6,355)	(759)	(1,973)	—	(9,087)
Net cash used in discontinued operations	—	764	(50)	—	714

Net increase in cash and cash equivalents	(6,355)	5	(2,023)	—	(8,373)
Cash and cash equivalents at beginning of period	11,964	42	9,986	—	21,992

Cash and cash equivalents at end of period	$5,609	$47	$7,963	$—	$13,619

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
     You should read this discussion in conjunction with the consolidated financial statements, notes and tables included in Part I, Item 1 of this Form 10-Q/A. Statements that are not historical facts, including statements about our confidence in our prospects and strategies and our expectations about growth of existing markets and our ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. In addition to statements that are forward-looking by reason of context, the words “believe,” “expect,” “anticipate,” “intend,” “designed,” “goal,” “objective,” “optimistic,” “will” and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as a guarantee of performance. Although we believe that our plans, objectives, intentions and expenditures reflected in our forward-looking statements are reasonable, we can give no assurance that our plans, objectives, intentions and expectations will be achieved. Our forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements.
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
Critical Accounting Policies
     The following discussion of our financial position and results of operations is based on the consolidated financial statements included in this Form 10-Q/A, which have been prepared in accordance with U.S. generally accepted accounting principles. Some of our accounting policies require the application of significant judgment by us in the preparation of our consolidated financial statements. In applying these policies, we use our best judgment to determine the underlying assumptions that are used in calculating estimates that affect the reported values on our financial statements. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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
     Our continuing operations are organized into one strategic segment, friction products.
     The following table summarizes our results of operations for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31
		% of		% of
	2009	Sales	2008	Sales
	(dollars in millions)
Net sales	$44.3	100.0%	$65.8	100.0%

Cost of sales	$32.3	72.9%	$48.4	73.6%

Gross profit	$12.0	27.1%	$17.4	26.4%

Selling, technical and administrative expenses	$7.5	16.9%	$9.7	14.7%

Income from operations	$4.4	9.9%	$7.5	11.4%

Interest expense	$(2.0)	-4.5%	$(2.0)	-3.0%

Interest income	$0.2	0.5%	$0.7	1.1%

Other income (expense), net	$—	0.0%	$0.3	0.5%

Income taxes	$0.9	2.0%	$2.7	4.1%

Income from continuing operations, after income taxes	$1.6	3.6%	$3.8	5.8%

Discontinued operations, net of tax	$—	0.0%	$(0.7)	-1.1%

Net income	$1.6	3.6%	$3.2	4.9%
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

	Three Months Ended March 31
	2009	2008
	(dollars in millions)
Net sales	$—	$3.9

Loss from discontinued operations, before income taxes	$—	$(0.3)
Fair value less costs to sell adjustment, before income taxes	—	(0.8)
Income tax benefit	—	(0.4)

Loss from discontinued operations, after income taxes	$—	$(0.7)

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
     The following selected measures of liquidity, capital resources and cash flows outline various metrics that are reviewed by our management and are provided to our shareholders to enhance the understanding of our business:

	Three months ended	Year Ended
	March 31, 2009	December 31, 2008
	(dollars in millions)
LIQUIDITY
Cash and cash equivalents	$46.9	$62.5
Short-term investments	$30.8	$30.8
Working capital (1)	$116.5	$126.0
Current ratio (2)	5.0 to 1.0	3.4 to 1.0
Net debt as a % of capitalization (3) (4)	11.4%	—
Average number of days sales in accounts receivable	42 days	52 days
Average number of days sales in inventory	74 days	78 days

	Three months ended March 31
	2009	2008

CASH FLOWS
Cash used in operating activities of continuing operations	$(7.6)	$(8.0)
Cash used in investing activities of continuing operations	(2.8)	(1.2)
Cash used in financing activities of continuing operations	(4.3)	(0.3)
Effect of exchange rates on cash	(0.9)	0.4
Cash (used in) provided by discontinued operations	—	0.7

Net decrease in cash and cash equivalents	$(15.6)	$(8.4)

(1)	Working capital is defined as current assets minus current liabilities.

(2)	Current ratio is defined as current assets divided by current liabilities.

(3)	Net debt is defined as long-term debt, including current portion, and short-term borrowings, less cash and short-term investments. Capitalization is defined as net debt plus shareholders’ equity.

(4)	We have zero net debt at December 31, 2008 because our cash, cash equivalents and short-term investments were $6.2 million higher than total debt.
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
Debt
     The following table summarizes the components of our indebtedness:

	March 31	December 31
	2009	2008
	(dollars in millions)
Senior notes	$87.1	$87.1
Bank facilities	—	—

Total debt	$87.1	$87.1

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
Issuer Purchases of Equity Securities

			Total Number of
	Total	Average	Shares Purchased as	Approximate Dollar Value of Shares
	Number	Price	Part of Publicly	that May Yet Be Purchased Under
	of Shares	Paid per	Announced Plans or	the Plans or Programs (2)
Period	Purchased	Share	Programs(1)	(in millions)
1/1/09 to 1/31/09	76,030	$16.84	219,583	$11.7 million
2/1/09 to 2/28/09	69,320	$16.00	288,903	$10.6 million
3/1/09 to 3/31/09	202,726	$10.98	491,629	$8.3 million

(1)	On November 24, 2008, we announced a plan, approved by our Board of Directors, to repurchase up to $15.0 million of our shares of Class A common stock in the open market, through privately negotiated transactions or otherwise, in accordance with securities laws and regulations (the Plan). Under the terms of our indenture relating to the senior notes as of March 31, 2009, we are limited to repurchase up to $13.2 million of our shares of Class A common stock based on our cumulative net income through March 31, 2009.

(2)	The approximate value of additional shares that may be repurchased pursuant to the Plan is $8.3 million ($6.6 million under the indenture limitation). The Plan will expire when the aggregate repurchase price limit is met, unless terminated earlier by our Board of Directors.
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