Form 10-Q
period 2009-06-30
HAWK CORP
filed 2009-08-06
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule12b-2 of the Exchange Act: Shell Company YES ☐ NO ☑
As of July 31, 2009, the Registrant had the following number of shares of common stock outstanding:

Class A Common Stock, $0.01 par value:	8,055,648
Class B Common Stock, $0.01 par value:	None (0)
As used in this Form 10-Q, the terms “Company,” “Hawk,” “Registrant,” “we,” “us,” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of June 30, 2009 and evaluates subsequent events through August 6, 2009.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)

	June 30	December 31
	2009	2008
	(Unaudited)	Note 1
Assets
Current assets:
Cash and cash equivalents	$39,859	$62,520
Short-term investments	38,858	30,774
Accounts receivable, less allowance of $1,541 in 2009 and $1,328 in 2008	26,740	38,569
Inventories:
Raw materials	7,156	10,607
Work-in-process	13,175	16,967
Finished products	9,946	13,803

Total inventories	30,277	41,377
Deferred income taxes	414	414
Other current assets	4,694	5,521

Total current assets	140,842	179,175

Property, plant and equipment:
Land and improvements	1,152	1,154
Buildings and improvements	18,046	16,227
Machinery and equipment	96,263	94,388
Furniture and fixtures	8,247	8,225
Construction in progress	7,261	6,638

	130,969	126,632
Less accumulated depreciation	82,493	79,134

Total property, plant and equipment	48,476	47,498

Other assets:
Finite-lived intangible assets	6,291	6,568
Deferred income taxes	2,155	2,381
Other	5,604	4,370

Total other assets	14,050	13,319

Total assets	$203,368	$239,992

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)

	June 30	December 31
	2009	2008
	(Unaudited)	(Note 1)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$13,555	$30,207
Accrued compensation	6,450	9,910
Accrued interest	3,820	3,816
Accrued taxes	—	2,253
Other accrued expenses	4,825	7,031

Total current liabilities	28,650	53,217

Long-term liabilities:
Long-term debt	87,090	87,090
Deferred income taxes	337	338
Pension liabilities	6,981	11,300
Other accrued expenses	11,643	10,656

Total long-term liabilities	106,051	109,384

Shareholders’ equity
Series D preferred stock, $.01 par value; an aggregate liquidation value of $ 1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $ .01 par value; 75,000,000 shares authorized; 9,187,750 issued; 8,055,648 and 8,836,424 outstanding in 2009 and 2008, respectively	92	92
Class B common stock, $ .01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Additional paid-in capital	54,921	54,738
Retained earnings	36,747	35,784
Accumulated other comprehensive (loss) income	(7,704)	(8,232)
Treasury stock, at cost, 1,132,102 and 351,326 shares in 2009 and 2008, respectively	(15,390)	(4,992)

Total shareholders’ equity	68,667	77,391

Total liabilities and shareholders’ equity	$203,368	$239,992

Note 1:	The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements (unaudited).

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net sales	$39,077	$71,801	$83,362	$137,580
Cost of sales	30,686	50,702	62,973	99,070

Gross profit	8,391	21,099	20,389	38,510

Operating expenses:
Selling, technical and administrative expenses	7,007	10,403	14,459	20,094
Amortization of finite-lived intangible assets	139	138	277	312

Total operating expenses	7,146	10,541	14,736	20,406

Income from operations	1,245	10,558	5,653	18,104

Interest expense	(2,017)	(2,013)	(4,030)	(4,028)
Interest income	106	525	269	1,191
Other income, net	167	63	123	354

Income (loss) from continuing operations, before income taxes	(499)	9,133	2,015	15,621

Income tax (benefit) provision	(127)	2,953	803	5,616

Income (loss) from continuing operations, after income taxes	(372)	6,180	1,212	10,005

Loss from discontinued operations, after income tax benefit of $87 and $93 for the three and six months ended June 30, 2009 respectively, and $545 and $909 for the three and six months ended June 30, 2008	(164)	(1,168)	(174)	(1,842)

Net income (loss)	$(536)	$5,012	$1,038	$8,163

Earnings (loss) per share:
Basic earnings (loss) per share:
Income (loss) from continuing operations, after income taxes	$(0.05)	$0.69	$0.13	$1.11
Discontinued operations, after income taxes	(0.02)	(0.13)	(0.02)	(0.21)

Net earnings (loss) per basic share	$(0.07)	$0.56	$0.11	$0.90

Diluted earnings (loss) per share:
Income (loss) from continuing operations, after income taxes	$(0.05)	$0.66	$0.13	$1.06
Discontinued operations, after income taxes	(0.02)	(0.13)	(0.02)	(0.20)

Net earnings (loss) per diluted share	$(0.07)	$0.53	$0.11	$0.86

Average shares outstanding — basic	8,174	8,954	8,428	8,957

Average shares and equivalents outstanding — diluted	8,174	9,345	8,693	9,352

Income (loss) available to common shareholders	$(574)	$4,974	$963	$8,088

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

	Six Months Ended
	June 30
	2009	2008
Cash flows from operating activities
Net income	$1,038	$8,163
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	174	586
Loss on sale of discontinued operations, net of tax	—	1,256
Depreciation and amortization	3,919	3,808
Deferred income taxes	(44)	548
Amortization of discount on investments	(95)	(783)
Loss on sale or disposal of fixed assets	26	97
Stock option expense	551	256
Changes in operating assets and liabilites:
Accounts receivable	11,307	(15,743)
Inventories	10,903	(1,077)
Other assets	(274)	150
Accounts payable	(16,126)	532
Accrued expenses	(7,725)	1,630
Pension accounts, net	(3,558)	246
Other	1,195	812

Net cash provided by operating activities of continuing operations	1,291	481
Net cash (used in) provided by operating activities of discontinued operations	(174)	638

Cash flows from investing activities
Proceeds from sale of discontinued operations	—	250
Purchases of available for sale securities	(75,963)	(187,788)
Proceeds from available for sale securities	68,000	194,691
Purchases of property, plant and equipment	(4,838)	(5,973)
Proceeds from sale of property, plant and equipment	—	5

Net cash (used in) provided by investing activities of continuing operations	(12,801)	1,185
Net cash used in investing activities of discontinued operations	—	(30)

Cash flows from financing activities
Payments on long-term debt	—	(47)
Proceeds from stock options	348	179
Stock repurchase	(11,164)	(305)
Receipts from government grants	225	—
Payments of deferred financing fees	(340)	—
Payments of preferred stock dividends	(75)	(75)

Net cash used in financing activities of continuing operations	(11,006)	(248)
Net cash used in financing activities of discontinued operations	—	—
Effect of exchange rate changes on cash	29	474

Net cash (used in) provided by continuing operations	(22,487)	1,892
Net cash (used in) provided by discontinued operations	(174)	608

Net (decrease) increase in cash and cash equivalents	(22,661)	2,500
Cash and cash equivalents at beginning of period	62,520	21,992

Cash and cash equivalents at end of period	$39,859	$24,492

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(In Thousands, except share data)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (the Company or Hawk) for the year ended December 31, 2008.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.
Since its divestitures of the precision components segment in 2007 and the performance racing segment in 2008, Hawk reports its operations within one segment — friction products. The businesses that comprise this segment design, engineer, manufacture and market specialized components used in a variety of off-highway, on-highway, industrial, aircraft, agricultural and performance applications. The Company’s revenue is generated primarily in the U.S. and Italy. The Company’s largest customer, Caterpillar, represented approximately 14.6% and 17.3% of consolidated net sales in the six month periods ended June 30, 2009 and June 30, 2008, respectively.
2. Recent Accounting Developments
The following new accounting pronouncements were effective for the Company commencing with its second quarter of 2009:
•	In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS 165), which provides guidance on management’s assessment of subsequent events. SFAS 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. SFAS 165 clarifies that public entities should evaluate subsequent events through the date on which the financial statements are issued. Entities are required to disclose the date through which management has evaluated subsequent events and the basis for that date. The Company has made the required disclosures in the notes to consolidated financial statements.
•	In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. The adoption of this staff position did not have any impact on the Company’s consolidated financial statements and disclosures.
•	In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments (FSP 107-1 and APB 28-1), which require disclosures about fair value of financial instruments for interim reporting periods. The Company has made the appropriate disclosures in the notes to consolidated financial statements.

•	In April 2009, the FASB issued FSP No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and SFAS 124-2), which amends the other than temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Adoption of FSP 115-2 and SFAS 124-2 did not have any impact on the Company’s consolidated financial statements and disclosures.
•	In April 2009, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 111 (SAB 111), which amends and replaces SAB Topic 5.M. in the SAB Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP 115-2 and SFAS 124-2. Implementation of SAB 111 did not have an impact on the Company’s consolidated financial statements and disclosures.
In addition, the following pronouncements have been issued by the FASB which will be adopted by the Company in future periods:
•	In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 replaces SFAS 162 and establishes a two-level GAAP hierarchy for nongovernmental entities: authoritative guidance and nonauthoritative guidance. The FASB launched the Accounting Standards Codification (Codification) on July 1, 2009, at which time it became the single source of authoritative non-SEC U.S. GAAP for nongovernmental entities. SFAS 168, including the Codification, is effective for financial statements of interim and annual periods ending after September 15, 2009. The Company intends to adopt the new disclosure requirements with its interim reporting period ending September 30, 2009.
•	In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which amends FASB Interpretation No. (FIN) 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. SFAS 167 requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning on or after November 15, 2009. The Company does not expect the adoption of this statement will have an impact on its consolidated financial statements and disclosures.
•	In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (SFAS 166), which removes the concept of a qualifying special-purpose entity from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning on or after November 15, 2009. The Company does not expect the adoption of this statement will have an impact on its consolidated financial statements and disclosures.
•	In December 2008, the FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)-1). FSP 132(R)-1 amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans. The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company intends to adopt the new disclosure requirements for the year ended December 31, 2009.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the accompanying unaudited interim financial statements.

3. Subsequent Events
Management performed an evaluation of the Company’s activities through August 6, 2009, and has concluded that there are no significant subsequent events requiring recognition or disclosure through the date and time these financial statements were issued on August 6, 2009.
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
The Company began reporting the performance racing segment as a discontinued operation for financial reporting purposes as of March 31, 2008 in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The sale of the Company’s performance racing facility in North Carolina closed on May 30, 2008, and the Company reported a loss on sale of $1,896 ($1,256, net of tax). This loss is reported in (Loss) income from discontinued operations, net of tax in the Consolidated Statement of Operations for the six month period ended June 30, 2008.
Operating results from discontinued operations are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net sales	$—	$1,872	$—	$5,767

Loss from discontinued operations, before income taxes	$(251)	$(567)	$(267)	$(855)
Loss on sale of discontinued operations, before income taxes	—	(1,146)	—	(1,896)
Income tax benefit	(87)	(545)	(93)	(909)

Loss from discontinued operations, after income taxes	$(164)	$(1,168)	$(174)	$(1,842)

There are no remaining assets or liabilities classified as discontinued operations recorded in the Consolidated Balance Sheets at June 30, 2009 or December 31, 2008.
5. Fair Value Measurements
SFAS No. 107, Disclosure About Fair Value of Financial Instruments, defines financial instruments and requires fair value disclosures of applicable financial instruments. SFAS No. 157, Fair Value Measurements (SFAS 157), adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements. The Company’s financial instruments include cash and cash equivalents, short and long-term investments, short-term trade receivables, short and long-term notes receivable, accounts payable and debt instruments. For short-term instruments, other than those required to be reported at fair value on a recurring basis and for which additional disclosures are included below, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization.
As required by SFAS 157, financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There have been no changes in the classification of any financial instruments within the fair value hierarchy since the Company’s adoption of SFAS 157. The three levels that may be used to measure fair value are as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The fair values of available for sale obligations issued by U.S. government agencies and U.S. corporations held by the Company were determined by obtaining quoted prices from nationally recognized securities broker-dealers.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
In accordance with SFAS 157, the following tables set forth our financial assets and liabilities that were recorded at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

	Total	Level 1	Level 2	Level 3
June 30, 2009
Assets:
Money market funds	$9,669	$9,669	$—	$—
Commercial paper	37,993	—	37,993	—
Other trading(1)	2,395	2,395	—	—

Total assets at fair value	$50,057	$12,064	$37,993	$—

Liabilities:
Deferred compensation plan liability (1)	$2,395	$2,395	$—	$—

Total liabiliites at fair value	$2,395	$2,395	$—	$—

December 31, 2008
Assets:
Money market funds	$22,031	$22,031	$—	$—
Mutual funds	25,028	25,028	—	—
Commercial paper	19,956	—	19,956	—
U.S. govt. agencies	10,000	—	10,000	—
Other trading(1)	1,062	1,062	—	—

Total assets at fair value	$78,077	$48,121	$29,956	$—

Liabilities:
Deferred compensation plan liability (1)	$1,062	$1,062	$—	$—

Total liabiliites at fair value	$1,062	$1,062	$—	$—

(1)	Other trading assets represent assets held in a rabbi trust to fund deferred compensation plan liabilities and are included as a component of Other long-term assets in the Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008. The deferred compensation plan liability is the Company’s liability under its deferred compensation plan and is included in Other long-term accrued expenses in the Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008.
At June 30, 2009, a majority of the Company’s financial assets have been classified as Level 2. These assets are initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. The pricing services use many inputs to determine value, including reportable trades, broker/dealer quotes, bids, offers, and other industry and economic events. The Company validates the prices provided by its third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, and analyzing pricing data in certain instances. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates provided herein are not necessarily indicative of the amount that the Company or its debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by our pricing services at either June 30, 2009 or December 31, 2008.

The fair values of the Company’s money market funds and other trading securities are determined based on quoted prices in active markets and have been classified as Level 1. The trading securities are maintained for the future payments under the Company’s deferred compensation plan, which is structured as a rabbi trust. The investments are all managed by a third party and valued based on the underlying fair value of each mutual fund held by the trust, for which there are active quoted markets. The related deferred compensation liabilities are valued based on the underlying investment selections held in each participant’s shadow account. Investment funds held by the rabbi trust, for which there is an active quoted market, mirror the investment options selected by participants in the deferred compensation plan. The deferred compensation liability is classified as Level 1. Net realized and unrealized gains (losses) on the trading assets of $324 and $(7) are included in Other income, net on the Company’s Consolidated Statements of Operations for the quarters ended June 30, 2009 and 2008, respectively. Net realized and unrealized gains (losses) totaling $297 and $(4) are included in Other income, net on the Company’s Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008, respectively. Offsetting entries to the deferred compensation liability and compensation expense within Selling, technical and administrative expenses, for the same amounts were also recorded during the three and six month periods ended June 30, 2009 and 2008, respectively.
The carrying values and the fair values of non-current financial assets and liabilities that qualify as financial instruments per SFAS 107 are reported in the table below:

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term financial assets
Other assets (mutual fund investments approximating the Company’s non-qualified deferred compensation plan liability)	$2,395	$2,395	$1,062	$1,062
Long-term financial liabilities
Long-term debt	$87,090	$86,328	$87,090	$88,396
6. Investments
The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. At both June 30, 2009 and December 31, 2008, the Company accounted for all of its short-term investments as available-for-sale. Available-for-sale securities are reported at fair value with unrealized holding gains and losses, net of tax, included in Accumulated other comprehensive (loss) income in the Consolidated Balance Sheets. The amortized cost of debt securities in this category is adjusted for the amortization of any discount or premium to maturity computed under the effective interest method. Dividend and interest income, including the amortization of any discount or premium, as well as realized gains or losses, are included in Interest income in the Consolidated Statements of Operations. Both the cost of any security sold and the amount reclassified out of Accumulated other comprehensive (loss) income into earnings is based on the specific identification method.
The following is a summary of the Company’s available-for-sale securities as of June 30, 2009 and December 31, 2008, by contractual maturity dates:

	Available-for-Sale Securities
		Gross Unrealized	Gross Unrealized	Estimated Fair Value
	Amortized Cost	Gains	Losses	(Net Carrying Amount)
June 30, 2009
Other debt securities — due in one year or less	$38,853	$5	$—	$38,858

December 31, 2008
Other debt securities — due in one year or less	$30,791	$60	$(26)	$30,774

As of June 30, 2009, unrealized gains on available-for-sale securities of $5 ($3 net of tax) compared to net unrealized gains on available-for-sale securities of $34 ($21 net of tax) at December 31, 2008 are included in Accumulated other comprehensive (loss) income in the accompanying Consolidated Balance Sheets. Unrealized losses of $45 ($29 net of tax) and $114 ($73 net of tax) were reclassified out of Accumulated other comprehensive (loss) income and into earnings during the three and six months ended June 30, 2009, respectively.
At June 30, 2009, the Company had no investments that were in an unrealized loss position.
7. New Financing Arrangement
On June 12, 2009, the Company entered into a new three year bank facility with KeyBank National Association. The new bank facility replaces the Company’s old credit facility which was due to mature on November 1, 2009.
The bank facility has a maximum revolving credit commitment of $30,000, including a $2,000 letter of credit subfacility. The bank facility matures on June 11, 2012. Loans made under the bank facility will be at interest rates derived either from federal funds rates (Base Rate Loans) or Eurodollar rates (Eurodollar Loans). The interest rate for Base Rate Loans will be 175 basis points over the higher of (a) the Lender’s prime rate and (b) 0.5% in excess of the Federal Funds Rate. The interest rate for Eurodollar Loans will be 350 basis points over the Eurodollar Rate. The commitment fee is 50 basis points on the unused portion of the bank facility.
The facility is collateralized by a security interest in the cash, accounts receivable, inventory and certain intangible assets of the Company and its domestic subsidiaries. The Company pledged the stock of substantially all of its domestic subsidiaries and 65% of the stock of certain of its foreign subsidiaries as collateral.
The bank facility requires maintenance of a fixed charge coverage ratio of at least 1.0 to 1.0 measured quarterly on a trailing four quarter basis, although this minimum coverage ratio applies only if the Company’s availability falls below $15,000, and the Company has borrowings under the bank facility.
Under the bank facility, the Company may:
•	pay cash dividends on its Class A common stock in an amount up to $5,000 per year;
•	repurchase its Class A common stock in an amount not to exceed $30,000 during the commitment period;
•	repurchase its 8 3/4% Senior Notes due 2014 (senior notes) in an amount not to exceed $30,000 during the commitment period; and
•	effect acquisitions subject to certain restrictions in an unlimited amount;
provided that, in all cases there is no event of default, and with respect to acquisitions the Company’s availability is not less than $15,000. As of June 30, 2009, the Company had $15,100 available to borrow based on its eligible collateral and no borrowing under the bank facility.
The bank facility also requires compliance with other customary loan covenants and contains customary default provisions that, if triggered, would cause the acceleration of repayment of the debt incurred under the bank facility. The Company has agreed to maintain average compensating balances of $15,000 ($10,000 beginning January 1, 2010). The balances are not legally restricted to withdrawal and serve as normal operating cash.
The Company incurred approximately $340 of costs and expenses related to the issuance of the bank facility which are being deferred and amortized over the three year term of the bank facility. In addition, approximately $17 of remaining unamortized deferred financing fees associated with the old credit facility are being deferred over the three year term of the bank facility in accordance with EITF 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements.
As of June 30, 2009 and December 31, 2008, the Company was in compliance with the provisions of all of its debt instruments.

8. Comprehensive Income
Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Net income (loss)	$(536)	$5,012	$1,038	$8,163
Amortization of prior service cost, net loss and transition obligation, net of tax	88	127	487	250
Unrealized loss on available for sale securities, net of tax	(1)	(12)	(24)	(6)
Foreign currency translation income	2,604	109	65	2,271

Comprehensive income	$2,155	$5,236	$1,566	$10,678

9. Stock Compensation Plan
The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment (SFAS 123R). The Company’s Amended and Restated 2000 Long Term Incentive Plan (Plan), provides for the granting of up to 1,315,000 shares of common stock of the Company. The Plan had 509,483 shares available for grants as of June 30, 2009. Options generally vest over a five year period after the grant date and expire no more than ten years after the grant date.
The Company recognized $264 and $142 of compensation expense for the three month periods ended June 30, 2009 and June 30, 2008, respectively and $551 and $256 for the six month periods ended June 30, 2009 and June 30, 2008, respectively. Net cash proceeds from the exercise of stock options were $348 and $179 for the six month periods ended June 30, 2009 and June 30, 2008, respectively, and the intrinsic value of stock options exercised was $229 and $164, for the six months ended June 30, 2009 and June 30, 2008, respectively. As of June 30, 2009, there was $1,030 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements under the Company’s stock compensation plans. The remaining cost is expected to be recognized over the next 2.3 years.
Stock-based option activity during the six months ended June 30, 2009, was as follows:

			Weighted
			Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contract Term	(in thousands)
Options outstanding at January 1, 2009	798,828	$8.51
Granted	—	—
Exercised	(55,968)	(6.25)
Forfeited or expired	—	—

Options outstanding at June 30, 2009	742,860	$8.68	5.2 yrs.	$4,435

Exercisable at June 30, 2009	506,659	$5.64	3.6 yrs.	$4,251
There were no options granted during the six months ended June 30, 2009.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $13.85 closing price of shares of common stock of the Company on June 30, 2009, over the exercise price of the stock option, multiplied by the number of options outstanding and exercisable. Under SFAS 123R, the aggregate intrinsic value is not recorded for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company’s shares of common stock.

10. Employee Benefits
A summary of the components of net periodic benefit cost of the Company’s defined benefit pension plans for the periods presented in the Consolidated Statements of Operations is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Components of net periodic pension cost:
Service cost	$64	$57	$147	$114
Interest cost	453	438	906	876
Expected return on plan assets	(439)	(571)	(878)	(1,140)
Amortization of prior service cost	60	60	120	120
Recognized net actuarial loss	301	67	640	130

Net periodic pension cost of defined benefit plans	$439	$51	$935	$100

The Company continues to expect to contribute $438 in cash in 2009 to fund its defined benefit pension plans for the 2009 plan year based on the contribution expectation provided by its third party actuary. The Company also made voluntary contributions totaling $3,924 in the first quarter of 2009 into its domestic pension plans for the 2008 plan year.
11. Income Taxes
The effective income tax rate from continuing operations for the six months ended June 30, 2009 was 39.9%, compared to 36.0% for the six months ended June 30, 2008. The Company’s effective rate differs from the U.S. statutory rate of 35.0% primarily due to the impact of non-deductible expenses on the Company’s worldwide taxes.
The Company follows the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement 109 (FIN 48). The total amount of unrecognized tax benefits as of June 30, 2009, was $624 (including $55 of accrued interest and penalties), the recognition of which would have had an effect of $605 on the continuing operations effective tax rate. The Company believes it is reasonably possible that the unrecognized tax benefit may be reduced by $121 in the next twelve months due to statutes expiring in certain tax jurisdictions.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The years 2002 — 2009 are open years available for examination by tax authorities.
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

12. Earnings (Loss) Per Share
Basic and diluted earnings per share are computed as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2009	2008	2009	2008
Income (loss) from continuing operations, after income taxes	$(372)	$6,180	$1,212	$10,005
Less: Preferred stock dividends	38	38	75	75

Income (loss) from continuing operations, after income taxes available to common shareholders	$(410)	$6,142	$1,137	$9,930

Net income (loss)	$(536)	$5,012	$1,038	$8,163
Less: Preferred stock dividends	38	38	75	75

Net income (loss) available to common shareholders	$(574)	$4,974	$963	$8,088

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	8,174	8,954	8,428	8,957

Diluted:
Basic weighted average shares outstanding	8,174	8,954	8,428	8,957
Dilutive effect of stock options	—	391	265	395

Diluted weighted average shares outstanding	8,174	9,345	8,693	9,352

Earnings (loss) per share:
Basic earnings (loss) from continuing operations, after income taxes	$(0.05)	$0.69	$0.13	$1.11
Discontinued operations, after income taxes	(0.02)	(0.13)	(0.02)	(0.21)

Net earnings (loss) per basic share	$(0.07)	$0.56	$0.11	$0.90

Diluted earnings (loss) from continuing operations, after income taxes	$(0.05)	$0.66	$0.13	$1.06
Discontinued operations, after income taxes	(0.02)	(0.13)	(0.02)	(0.20)

Net earning (loss) per diluted share	$(0.07)	$0.53	$0.11	$0.86

A weighted average of 546,077 and 275,044 options were not included in the calculation of diluted weighted shares outstanding because they were anti-dilutive for the three and six months ended June 30, 2009, respectively. A weighted average of 45,890 and 32,374 options were not included in the calculation of diluted weighted shares outstanding because they were anti-dilutive for the three and six months ended June 30, 2008, respectively.

13. Supplemental Guarantor Information
Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the senior notes. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.
The following supplemental consolidating condensed financial statements present:
•	Consolidating condensed balance sheets as of June 30, 2009 and December 31, 2008, consolidating condensed statements of operations for the three and six months ended June 30, 2009 and 2008, and consolidating condensed statements of cash flows for the six months ended June 30, 2009 and 2008.
•	Hawk Corporation (Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries consisting of the Company’s subsidiaries in Italy, Canada and China with their investments in subsidiaries accounted for using the equity method.
•	Elimination entries necessary to consolidate the financial statements of the Parent and all of its subsidiaries.
The Company does not believe that separate financial statements of the Guarantor Subsidiaries provide material additional information to investors. Therefore, separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented. The Company’s bank facility contains covenants with respect to the Company and its subsidiaries that, among other things, would prohibit the payment of dividends to the Company by the subsidiaries (including Guarantor Subsidiaries) in the event of a default under the terms of the bank facility. The indenture governing the senior notes permits the payment of dividends to the Company by the subsidiaries (including Guarantor Subsidiaries) provided that no event of default has occurred under the terms of the indenture of the senior notes.

Supplemental Consolidating Condensed
Balance Sheet

	June 30, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$22,514	$32	$17,313	$—	$39,859
Short-term investments	37,992	—	866	—	38,858
Accounts receivable, net	—	12,606	14,134	—	26,740
Inventories, net	—	16,983	13,464	(170)	30,277
Deferred income taxes	116	3	295	—	414
Other current assets	1,399	1,062	2,147	86	4,694

Total current assets	62,021	30,686	48,219	(84)	140,842
Investment in subsidiaries	44,461	—	—	(44,461)	—
Inter-company advances, net	—	2,830	(2,830)	—	—
Property, plant and equipment, net	—	35,290	13,186	—	48,476
Other assets:
Finite-lived intangible assets	—	6,291	—	—	6,291
Other	7,536	—	223	—	7,759

Total other assets	7,536	6,291	223	—	14,050

Total assets	$114,018	$75,097	$58,798	$(44,545)	$203,368

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$—	$8,341	$5,214	$—	$13,555
Accrued compensation	945	2,629	2,876	—	6,450
Accrued interest	3,820	—	—	—	3,820
Accrued taxes	—	—	—	—	—
Other accrued expenses	2,308	1,934	571	12	4,825

Total current liabilities	7,073	12,904	8,661	12	28,650
Long-term liabilities:
Long-term debt	87,090	—	—	—	87,090
Deferred income taxes	—	—	337	—	337
Other	2,807	11,986	3,831	—	18,624
Inter-company advances, net	(51,619)	43,800	7,915	(96)	—

Total long-term liabilities	38,278	55,786	12,083	(96)	106,051
Shareholders’ equity	68,667	6,407	38,054	(44,461)	68,667

Total liabilities and shareholders’ equity	$114,018	$75,097	$58,798	$(44,545)	$203,368

Supplemental Consolidating Condensed
Balance Sheet

	December 31, 2008
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$45,241	$32	$17,247	$—	$62,520
Short-term investments	29,956	—	818	—	30,774
Accounts receivable, net	—	13,900	24,669	—	38,569
Inventories, net	—	23,779	17,858	(260)	41,377
Deferred income taxes	116	—	298	—	414
Other current assets	1,545	1,650	2,326	—	5,521

Total current assets	76,858	39,361	63,216	(260)	179,175
Investment in subsidiaries	38,498	—	—	(38,498)	—
Inter-company advances, net	—	14,122	(14,115)	(7)	—
Property, plant and equipment, net	—	33,610	13,888	—	47,498
Other assets:
Finite-lived intangible assets	—	6,568	—	—	6,568
Other	5,956	606	189	—	6,751

Total other assets	5,956	7,174	189	—	13,319

Total assets	$121,312	$94,267	$63,178	$(38,765)	$239,992

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$114	$14,865	$15,228	$—	$30,207
Accrued compensation	3,013	4,393	2,504	—	9,910
Accrued interest	3,816	—	—	—	3,816
Accrued taxes	195	45	2,058	(45)	2,253
Other accrued expenses	1,796	2,956	2,273	6	7,031

Total current liabilities	8,934	22,259	22,063	(39)	53,217
Long-term liabilities:
Long-term debt	87,090	—	—	—	87,090
Deferred income taxes	—	—	338	—	338
Other	2,327	15,785	3,844	—	21,956
Inter-company advances, net	(54,430)	46,591	7,696	143	—

Total long-term liabilities	34,987	62,376	11,878	143	109,384
Shareholders’ equity	77,391	9,632	29,237	(38,869)	77,391

Total liabilities and shareholders’ equity	$121,312	$94,267	$63,178	$(38,765)	$239,992

Supplemental Consolidating Condensed
Statement of Operations

	Three Months Ended June 30, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$29,453	$10,138	$(514)	$39,077
Cost of sales	—	20,145	11,055	(514)	30,686

Gross profit	—	9,308	(917)	—	8,391
Operating expenses:
Selling, technical and administrative expenses	—	5,891	1,116	—	7,007
Amortization of intangibles	—	139	—	—	139

Total operating expenses	—	6,030	1,116	—	7,146

Income (loss) from operations	—	3,278	(2,033)	—	1,245
Interest (expense) income, net	—	(1,970)	59	—	(1,911)
Loss from equity investee	(536)	(1,788)	—	2,324	—
Other income (expense), net	—	343	(176)	—	167

Loss from continuing operations, before income taxes	(536)	(137)	(2,150)	2,324	(499)
Income tax provision (benefit)	—	235	(362)	—	(127)

Loss from continuing operations, after income taxes	(536)	(372)	(1,788)	2,324	(372)
Discontinued operations, after income taxes	—	(164)	—	—	(164)

Net loss	$(536)	$(536)	$(1,788)	$2,324	$(536)

Supplemental Consolidating Condensed
Statement of Operations

	Three Months Ended June 30, 2008
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$38,729	$36,015	$(2,943)	$71,801
Cost of sales	—	26,281	27,364	(2,943)	50,702

Gross profit	—	12,448	8,651	—	21,099
Operating expenses:
Selling, technical and administrative expenses	—	8,186	2,217	—	10,403
Amortization of intangibles	—	138	—	—	138

Total operating expenses	—	8,324	2,217	—	10,541

Income from operations	—	4,124	6,434	—	10,558
Interest (expense) income, net	—	(1,600)	112	—	(1,488)
Income from equity investee	5,012	4,672	—	(9,684)	—
Other (expense) income, net	—	(4)	67	—	63

Income from continuing operations, before income taxes	5,012	7,192	6,613	(9,684)	9,133
Income tax provision	—	1,300	1,653	—	2,953

Income from continuing operations, after income taxes	5,012	5,892	4,960	(9,684)	6,180
Discontinued operations, after income taxes	—	(880)	(288)	—	(1,168)

Net income	$5,012	$5,012	$4,672	$(9,684)	$5,012

Supplemental Consolidating Condensed
Statement of Operations

	Six Months Ended June 30, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$61,159	$23,529	$(1,326)	$83,362
Cost of sales	—	41,192	23,107	(1,326)	62,973

Gross profit	—	19,967	422	—	20,389
Operating expenses:
Selling, technical and administrative expenses	—	12,126	2,333	—	14,459
Amortization of intangibles	—	277	—	—	277

Total operating expenses	—	12,403	2,333	—	14,736

Income (loss) from operations	—	7,564	(1,911)	—	5,653
Interest (expense) income, net	—	(3,915)	154	—	(3,761)
Income (loss) from equity investee	1,038	(1,880)	—	842	—
Other income (expense), net	—	338	(215)	—	123

Income (loss) from continuing operations, before income taxes	1,038	2,107	(1,972)	842	2,015
Income tax provision (benefit)	—	895	(92)	—	803

Income (loss) from continuing operations, after income	1,038	1,212	(1,880)	842	1,212
Discontinued operations, after income taxes	—	(174)	—	—	(174)

Net income (loss)	$1,038	$1,038	$(1,880)	$842	$1,038

Supplemental Consolidating Condensed
Statement of Operations

	Six Months Ended June 30, 2008
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$73,975	$69,223	$(5,618)	$137,580
Cost of sales	—	50,935	53,753	(5,618)	99,070

Gross profit	—	23,040	15,470	—	38,510
Operating expenses:
Selling, technical and administrative expenses	—	15,892	4,202	—	20,094
Amortization of intangibles	—	312	—	—	312

Total operating expenses	—	16,204	4,202	—	20,406

Income from operations	—	6,836	11,268	—	18,104
Interest (expense) income, net	—	(3,051)	214	—	(2,837)
Income from equity investee	8,163	8,222	—	(16,385)	—
Other (expense) income, net	—	(15)	369	—	354

Income from continuing operations, before income taxes	8,163	11,992	11,851	(16,385)	15,621
Income tax provision	—	2,324	3,292	—	5,616

Income from continuing operations, after income taxes	8,163	9,668	8,559	(16,385)	10,005
Discontinued operations, after income taxes	—	(1,505)	(337)	—	(1,842)

Net income	$8,163	$8,163	$8,222	$(16,385)	$8,163

Supplemental Consolidating Condensed
Cash Flows Statement

	Six Months Ended June 30, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(3,533)	$4,095	$729	$—	$1,291
Net cash used in operating activities of discontinued operations	—	(174)	—	—	(174)
Cash flows from investing activities:
Purchases of available for sale securities	(75,963)	—	—	—	(75,963)
Proceeds from available for sale securities	68,000	—	—	—	68,000
Purchases of property, plant and equipment	—	(4,146)	(692)	—	(4,838)

Net cash used in investing activities of continuing operations	(7,963)	(4,146)	(692)	—	(12,801)
Net cash used in investing activities of discontinued operations	—	—	—	—	—
Cash flows from financing activities:
Proceeds from stock options	348	—	—	—	348
Stock repurchase	(11,164)	—	—	—	(11,164)
Receipts from government grants	—	225	—	—	225
Payment of deferred financing fees	(340)	—	—	—	(340)
Payments of preferred stock dividend	(75)	—	—	—	(75)

Net cash (used in) provided by financing activities of continuing operations	(11,231)	225	—	—	(11,006)
Net cash used in financing activities of discontinued operations	—	—	—	—	—
Effect of exchange rate changes on cash	—	—	29	—	29

Net cash (used in) provided by continuing operations	(22,727)	174	66	—	(22,487)
Net cash used by discontinued operations	—	(174)	—	—	(174)

Net (decrease) increase in cash and cash equivalents	(22,727)	—	66	—	(22,661)
Cash and cash equivalents at beginning of period	45,241	32	17,247	—	62,520

Cash and cash equivalents at end of period	$22,514	$32	$17,313	$—	$39,859

Supplemental Consolidating Condensed
Cash Flows Statement

	Six Months Ended June 30, 2008
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(4,544)	$2,816	$2,209	$—	$481
Net cash provided by (used in) operating activities of discontinued operations	—	975	(337)	—	638
Cash flows from investing activities:
Proceeds from sale of discontinued operations	250	—	—	—	250
Purchases of available for sale securities	(186,792)	—	(996)	—	(187,788)
Proceeds from available for sale securities	193,695	—	996	—	194,691
Purchases of property, plant and equipment	—	(3,739)	(2,234)	—	(5,973)
Proceeds from sale of property, plant and equipment	—	—	5	—	5

Net cash provided by (used in) investing activities of continuing operations	7,153	(3,739)	(2,229)	—	1,185
Net cash used in investing activities of discontinued operations	—	(30)	—	—	(30)
Cash flows from financing activities:
Payments on long-term debt	—	—	(47)	—	(47)
Proceeds from stock options	179	—	—	—	179
Stock repurchase	(305)	—	—	—	(305)
Payments of preferred stock dividend	(75)	—	—	—	(75)

Net cash used in financing activities of continuing operations	(201)	—	(47)	—	(248)
Net cash used in financing activities of discontinued operations	—	—	—	—	—
Effect of exchange rate changes on cash	—	—	474	—	474

Net cash provided by (used in) continuing operations	2,408	(923)	407	—	1,892
Net cash provided by (used in) discontinued operations	—	945	(337)	—	608

Net increase in cash and cash equivalents	2,408	22	70	—	2,500
Cash and cash equivalents at beginning of period	11,964	42	9,986	—	21,992

Cash and cash equivalents at end of period	$14,372	$64	$10,056	$—	$24,492

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
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
We believe that, based on net sales, we are one of the top worldwide manufacturers of friction products used in off-highway, on-highway, industrial, agricultural, performance and aircraft applications. Our friction products segment manufactures parts and components made from proprietary formulations of composite materials, primarily consisting of metal powders and synthetic and natural fibers. Friction products are used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Our friction products include parts for brakes, clutches and transmissions used in construction and mining vehicles, agricultural vehicles, military vehicles, trucks, motorcycles and race cars, and brake parts for landing systems used in commercial and general aviation. We believe we are:
•	a leading domestic and international supplier of brake and clutch friction materials for construction and mining equipment, agricultural equipment and trucks,

•	the leading North American independent supplier of metallic friction materials for braking systems for new and existing series of many commercial and military aircraft models, including Boeing, EADS, Lockheed and United Technologies, as well as the Canadair regional jet series,

•	the largest supplier of metallic friction materials for the general aviation market, including numerous new and existing series of Cessna, Hawker, Lear and Pilatus aircrafts,

•	a leading domestic supplier of friction materials into performance, defense and specialty markets such as military vehicles, motorcycles, race cars, performance automobiles, ATVs and snowmobiles, and

•	a supplier of critical stack components used in the manufacture of phosphoric acid fuel cells. The fuel cells which use our stack components dominate the on-site stationary fuel cell market. We have received grants from the State of Ohio to develop manufacturing equipment and processes which we expect will advance the state of fuel cell component manufacturing.
Critical Accounting Policies
The following discussion of our financial position and results of operations is based on the consolidated financial statements included in this Form 10-Q, which have been prepared in accordance with U.S. GAAP. Some of our accounting policies require the application of significant judgment by us in the preparation of our consolidated financial statements. In applying these policies, we use our best judgment to determine the underlying assumptions that are used in calculating estimates that affect the reported values on our financial statements. On an ongoing basis, we evaluate our estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. We base our estimates and assumptions on historical experience and other factors that we consider relevant. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material. However, historically our estimates have not been materially different from actual results. During the second quarter of 2009, there have been no significant changes to the critical accounting policies that we disclosed in Management’s Discussion and Analysis of Financial Position and Results of Operations on our 2008 Form 10-K filed with the SEC on March 10, 2009.
Recent Accounting Pronouncements
The following new pronouncements became effective for us commencing with our second fiscal quarter of 2009:
•	In May 2009, the FASB issued SFAS 165, which provides guidance on management’s assessment of subsequent events. SFAS 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance sheet date. SFAS 165 clarifies that public entities should evaluate subsequent events through the date on which the financial statements are issued. Entities are required to disclose the date through which management has evaluated subsequent events and the basis for that date. We have made the required disclosures in the notes to consolidated financial statements.

•	In April 2009, the FASB issued FSP 157-4, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly. The adoption of this staff position did not have any impact on our consolidated financial statements and disclosures.

•	In April 2009, the FASB issued FSP 107-1 and APB 28-1, which require disclosures about fair value of financial instruments for interim reporting periods. We have made the required disclosures in the notes to consolidated financial statements.

•	In April 2009, the FASB issued FSP 115-2 and SFAS 124-2, which amends the other than temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The adoption of FSP 115-2 and SFAS 124-2 did not have an impact on our consolidated financial statements and disclosures.

•	In April 2009, the SEC issued SAB 111, which amends and replaces SAB Topic 5.M. in the SAB Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities. SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP 115-2 and SFAS 124-2. Implementation of SAB 111 did not have an impact on our consolidated financial statements and disclosures.

In addition the following pronouncements have been issued by the FASB which will be adopted by us in future periods:
•	In June 2009, the FASB issued SFAS 168. SFAS 168 replaces SFAS 162 and establishes a two-level GAAP hierarchy for nongovernmental entities: authoritative guidance and nonauthoritative guidance. The FASB launched the Codification on July 1, 2009, at which time it became the single source of authoritative non-SEC U.S. GAAP for nongovernmental entities. SFAS 168, including the Codification, is effective for financial statements of interim and annual periods ending after September 15, 2009. We intend to adopt the new disclosure requirements with our interim reporting period ending September 30, 2009.

•	In June 2009, the FASB issued SFAS 167, which amends FIN 46 to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. SFAS 167 requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. This statement is effective for fiscal years beginning on or after November 15, 2009. We do not expect the adoption of this statement to have an impact on our consolidated financial statements and disclosures.

•	In June 2009, the FASB issued SFAS 166, which removes the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning on or after November 15, 2009. We do not expect the adoption of this statement to have an impact on our consolidated financial statements and disclosures.

•	In December 2008, the FASB issued FSP 132(R)-1. FSP 132(R)-1 amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans. The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. We intend to adopt the new disclosure requirements with our year ending December 31, 2009.
Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited interim financial statements.

Second Quarter of 2009 Compared to the Second Quarter of 2008
The following tables show our net sales by market segment and geographic location for the three months ended June 30, 2009 and 2008:
Sales by Market
Quarter Ended June 30

	% of Sales
Market	2009	2008
Construction and Mining	33.1%	48.8%
Aircraft and Defense	26.6%	17.8%
Agriculture	13.2%	14.3%
Heavy Truck	10.4%	9.9%
Performance Friction	9.1%	4.7%
Specialty Friction	6.2%	3.4%
Alternative Energy	1.4%	1.1%

Total	100.0%	100.0%

Sales by Geographic Location of our Manufacturing Facilities
Quarter ended June 30

	% of Sales
Location	2009	2008
United States	75.4%	54.6%
Italy	20.4%	39.9%
Other Foreign	4.2%	5.5%

Total	100.0%	100.0%

The following table summarizes our results of operations for the three month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30
		% of		% of
	2009	Sales	2008	Sales
	(dollars in millions)
Net sales	$39.1	100.0%	$71.8	100.0%
Cost of sales	$30.7	78.5%	$50.7	70.6%
Gross profit	$8.4	21.5%	$21.1	29.4%
Selling, technical and administrative expenses	$7.0	17.9%	$10.4	14.5%
Income from operations	$1.2	3.1%	$10.6	14.8%
Interest expense	$(2.0)	-5.1%	$(2.0)	-2.8%
Interest income	$0.1	0.3%	$0.5	0.7%
Other income, net	$0.2	0.5%	$0.1	0.1%
Income tax (benefit) provision	$(0.1)	-0.3%	$3.0	4.2%
Income (loss) from continuing operations, after income taxes	$(0.4)	-1.0%	$6.2	8.6%
Discontinued operations, net of tax	$(0.2)	-0.5%	$(1.2)	-1.7%
Net income (loss)	$(0.5)	-1.3%	$5.0	7.0%
Net Sales. Our net sales for the second quarter of 2009 were $39.1 million, a decrease of $32.7 million, or 45.5%, from the same period in 2008. Sales declines during the period resulted primarily from the continued economic downturn in most of our end-markets. Of our total sales decrease of 45.5% in the second quarter of 2009, volume represented approximately 46.0 of the total percentage point decrease, unfavorable foreign currency exchange rates represented 1.7 of the total percentage point decline and pricing accounted for a benefit of approximately 2.2 of the total percentage point change.
Our aggregate aircraft and defense markets were down 18.6% in the second quarter of 2009, compared to the second quarter of 2008, primarily due to a decrease in demand in our aircraft market, which was partially offset by increased sales in our defense market. Our sales to the construction and mining market, our largest, were down 63.1% in the second quarter of 2009, compared to the second quarter of 2008. Sales to our agriculture market were down 49.9% in the second quarter of 2009, compared to the second quarter of 2008, as a result of weak market conditions, especially in Europe. Sales to our heavy truck market decreased 42.8% during the second quarter of 2009, compared to the second quarter of 2008, due to the decline in truck production during the period and reduced freight volumes being shipped with existing vehicles. Sales in our friction direct aftermarket that we service through the Velvetouch® and Hawk Performance® brand names decreased 25.8% in the second quarter of 2009 compared to the second quarter of 2008.
Net sales from our foreign facilities represented 24.6% of our total net sales in the second quarter of 2009 compared to 45.4% for the comparable period of 2008. The decline in our foreign facility revenues as a percent of total revenues was due primarily to the downturn in the European, Russian and Asian markets. Sales at our Italian operation, on a local currency basis, were down 68.3% in the second quarter of 2009, compared to the second quarter of 2008, and sales at our Chinese operation, on a local currency basis, were down 66.8% during the same period, primarily due to declines in the construction and agriculture markets served by those facilities.

Cost of Sales. Cost of sales was $30.7 million during the second quarter of 2009, a decrease of $20.0 million, or 39.4%, compared to cost of sales of $50.7 million in the second quarter of 2008. The impact of decreased sales and production volumes through all of our manufacturing facilities, which represented approximately 33.1 percentage points of the total cost of sales decrease of 39.4%, was the primary driver of the reduction in our cost of sales in the second quarter 2009. Additionally, a slight shift in product mix represented 4.1 percentage points of the total decrease of 39.4% during the quarter. The effect of foreign currency exchange rates accounted for 2.2 percentage points of our total cost of sales decrease of 39.4% during the second quarter of 2009. As a percent of sales, our cost of sales represented 78.5% of our net sales in the second quarter of 2009 compared to 70.6% of net sales in the second quarter of 2008. The deterioration in our cost of sales percentage was driven primarily by lower production volumes, the impact of inventory liquidation during the quarter and the effect of foreign currency exchange rates partially offset by labor reduction programs and favorable product mix during the quarter. During the second quarter of 2009, we further reduced our production workforce primarily in Italy and China, by an additional 7.1% from March 31, 2009 levels in response to continued production requirement reductions.
Gross Profit. Gross profit was $8.4 million during the second quarter of 2009, a decrease of $12.7 million, or 60.2%, compared to gross profit of $21.1 million in the second quarter of 2008. Our gross profit margin declined to 21.5% of our net sales in the second quarter of 2009 compared to 29.4% of our net sales in the second quarter of 2008. The factors impacting the change in gross margin are detailed under Net Sales and Cost of Sales.
Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses decreased $3.4 million, or 32.7%, to $7.0 million in the second quarter of 2009 from $10.4 million during the second quarter of 2008. As a percentage of net sales, ST&A was 17.9% in the second quarter of 2009 compared to 14.5% in the second quarter of 2008. The decrease in ST&A expenses resulted primarily from a decrease in incentive compensation totaling approximately 22.1 percentage points of the 32.7% decrease in response to the lower levels of profitability during the quarter, compared to the second quarter of 2008. Wages and benefits decreased approximately 9.5% during the second quarter of 2009 compared to 2008 primarily as a result of headcount reductions taken during the first quarter of 2009. Decreases in legal and professional expenses represented approximately 3.8 percentage points of the 32.7% decrease primarily as a result of reduced expenditures related to the SEC investigation. Additionally, sales and marketing expenses, down in response to lower demand and reduced promotional activities, represented 4.8 percentage points of the total decrease of 32.7%. We spent $1.2 million, or 3.1% of our net sales on product research and development in the second quarter of 2009, compared to $1.3 million or 1.8%, of our net sales for the second quarter of 2008.
Income from Operations. As a result of the factors discussed above, income from operations was $1.2 million in the second quarter of 2009, a decrease of $9.4 million or 88.7%, compared to $10.6 million during the second quarter of 2008. Income from operations as a percentage of net sales decreased to 3.1% in the second quarter of 2009 from 14.8% in the same period of 2008 for the reasons discussed above.
Interest Expense. Interest expense was flat at $2.0 million in both the second quarter of 2009 and 2008 as a result of fixed interest rates on our outstanding 8 3/4% senior notes of $87.1 million.
Interest Income. We invested our excess cash in various short-term interest bearing investments. Interest income was $0.1 million in the second quarter of 2009 compared to $0.5 million during the second quarter of 2008. The decrease was the result of lower invested cash balances during the period ended June 30, 2009 compared to the three months ended June 30, 2008. Additionally, effective interest rates on our investments were significantly lower in the quarter ended June 30, 2009, compared to rates available to us in the quarter ended June 30, 2008.
Income Taxes. We recorded a tax benefit from our continuing operations of $0.1 million for the quarter ended June 30, 2009, compared to a tax provision of $3.0 million in the comparable period of 2008. Our effective income tax rate of 25.5% in the second quarter of 2009 differs from the current federal U.S. statutory rate of 35.0%, primarily as a result of foreign withholding taxes on royalty income and the impact of non-deductible expenses on our worldwide taxes. Our worldwide provision for income taxes is based on projected annual tax rates for the year applied to all of our sources of income.

Discontinued Operations, Net of Tax. During the first quarter of 2008, we committed to a plan to divest our performance racing segment which operated two facilities in the United States. In May 2008, we sold our North Carolina facility and in December 2008, we sold our Illinois facility. The residual operating activity of our former discontinued operations, which consists primarily of adjustments to amounts previously reported in discontinued operations and related legal and professional expenses, is reflected in the following summary of results of our discontinued operations for the periods ended June 30, 2009 and 2008.

	Three Months Ended June 30
	2009	2008
	(dollars in millions)
Net sales	$—	$1.9

Loss from discontinued operations, before income taxes	$(0.3)	$(0.6)
Loss on sale of discontinued operations, before income taxes	—	(1.1)
Income tax benefit	(0.1)	(0.5)

Loss from discontinued operations, after income taxes	$(0.2)	$(1.2)

Net Income (Loss). As a result of the factors noted above, we reported a net loss of $0.5 million in the second quarter of 2009, a decrease of $5.5 million compared to net income of $5.0 million during the second quarter of 2008.
First Six Months of 2009 Compared to the First Six Months of 2008
The following tables show our net sales by market segment and geographic location for the six months ended June 30, 2009 and 2008:
Sales by Market
Six Months Ended June 30

	% of Sales
Market	2009	2008
Construction and Mining	34.8%	48.7%
Aircraft and Defense	28.6%	18.0%
Agriculture	14.6%	14.9%
Heavy Truck	9.4%	9.5%
Performance Friction	7.3%	4.5%
Specialty Friction	4.3%	3.4%
Alternative Energy	1.0%	1.0%

Total	100.0%	100.0%

Sales by Geographic Location of our Manufacturing Facilities
Six months ended June 30

	% of Sales
Location	2009	2008
United States	73.7%	54.8%
Italy	22.3%	39.7%
Other Foreign	4.0%	5.5%

Total	100.0%	100.0%

The following table summarizes our results of operations for the six month periods ended June 30, 2009 and 2008, respectively:

	Six Months Ended June 30
		% of		% of
	2009	Sales	2008	Sales
	(dollars in millions)
Net sales	$83.4	100.0%	$137.6	100.0%
Cost of sales	$63.0	75.5%	$99.1	72.0%
Gross profit	$20.4	24.5%	$38.5	28.0%
Selling, technical and administrative expenses	$14.5	17.4%	$20.1	14.6%
Income from operations	$5.7	6.8%	$18.1	13.2%
Interest expense	$(4.0)	-4.8%	$(4.0)	-2.9%
Interest income	$0.3	0.4%	$1.2	0.9%
Other income, net	$0.1	0.1%	$0.4	0.3%
Income taxes	$0.8	1.0%	$5.6	4.1%
Income from continuing operations, after income taxes	$1.2	1.4%	$10.0	7.3%
Discontinued operations, net of tax	$(0.2)	-0.2%	$(1.8)	-1.3%
Net income	$1.0	1.2%	$8.2	6.0%
Net Sales. Our net sales for the first six months of 2009 were $83.4 million, a decrease of $54.2 million or 39.4% from the same period in 2008. Sales declines during the period resulted primarily from the continued economic downturn in most of our end-markets and unfavorable foreign currency exchange rates. Of our total sales decrease of 39.4% in the first six months of 2009, volume represented approximately 39.7 of the total percentage point decrease, unfavorable foreign currency exchange rates represented 2.0 of the total percentage point decline and pricing accounted for a benefit of approximately 2.3 of the total percentage point change.
Our aggregate aircraft and defense markets were down 4.3% in the first six months of 2009, compared to the first six months of 2008, due to weakness in the commercial aircraft market partially offset by positive demand in our defense market. Our sales to the construction and mining market, our largest, were down 56.7% in the first six months of 2009, compared to 2008. Sales to our agriculture market were down 40.2% in the first six months of 2009, compared to 2008, as a result of weak market conditions, especially in Europe. Sales to our heavy truck market decreased 39.7% during the first six months of 2009, compared to the first six months of 2008, due to the decline in truck production during the period and reduced freight volumes being shipped with existing vehicles. Sales in our friction direct aftermarket that we service through the Velvetouch® and Hawk Performance® brand names decreased 25.0% in the first six months of 2009 compared to the first six months of 2008.
Net sales from our foreign facilities represented 26.3% of our total net sales in the first six months of 2009 compared to 45.2% for the comparable period of 2008. The decline in our foreign facility revenues as a percent of total revenue, was due primarily to the downturn in the European, Russian and Asian markets. Sales at our Italian operation, on a local currency basis, were down 60.9% in the first six months of 2009, compared to the first six months of 2008, and sales at our Chinese operation, on a local currency basis, were down 65.4% during the same period, primarily due to declines in the construction and agriculture markets served by those facilities.

Cost of Sales. Cost of sales was $63.0 million during the first six months of 2009, a decrease of $36.1 million, or 36.4%, compared to cost of sales of $99.1 million in the first six months of 2008. The primary drivers of the reduction in our cost of sales during the period were decreased sales and production volumes through all of our manufacturing facilities, which represented approximately 29.1 percentage points of the total cost of sales decrease. Additionally, product mix represented 5.1 percentage points of the total decrease of 36.4% during the quarter. The effect of foreign currency exchange rates accounted for 2.4 percentage points of our total cost of sales decrease of 36.4% during the first six months of 2009. As a percent of sales, our cost of sales represented 75.5% of our net sales in the first six months of 2009 compared to 72.0% of net sales in the comparable period of 2008. The deterioration in our cost of sales percentage was driven by the impact of lower production volumes, the impact of inventory liquidation and the effect of foreign currency exchange rates partially offset by labor reductions and favorable product mix. During the first six months of 2009, we reduced our global production workforce by approximately 26.0% from December 31, 2008 levels in response to reduced production requirements.
Gross Profit. Gross profit was $20.4 million during the first six months of 2009, a decrease of $18.1 million, or 47.0%, compared to gross profit of $38.5 million in the first six months of 2008. Our gross profit margin declined to 24.5% of our net sales in the first six months of 2009 compared to 28.0% of our net sales in the comparable period of 2008. The factors impacting the change in gross margin are detailed under Net Sales and Cost of Sales.
Selling, Technical and Administrative Expenses. ST&A expenses decreased $5.6 million, or 27.9%, to $14.5 million in the first six months of 2009 from $20.1 million during the first six months of 2008. As a percentage of net sales, ST&A was 17.4% in the first six months of 2009 compared to 14.6% in the first six months of 2008. The decrease in ST&A expenses resulted primarily from a decrease in incentive compensation totaling approximately 16.4 percentage points of the 27.9% decrease in response to the lower levels of business activity during the quarter, compared to the first six months of 2008. Wages and benefits decreased approximately 7.0% during the first six months of 2009 compared to the comparable period of 2008 as a result of headcount reductions during the period as well as a salary freeze implemented during 2009. During the first quarter of 2009, we took a charge of approximately $0.3 million for severance expense as a result of the implementation of an employment termination program. There were no additional charges taken in the second quarter of 2009 or during the six months ended June 30, 2008. Decreases in legal and professional expenses represented approximately 4.0 percentage points of the 27.9% decrease as a result of reduced expenditures related to the SEC investigation. Additionally, sales and marketing expenses, down in response to lower sales demand and reduced promotional activities, represented 5.0 percentage points of the total 27.9% decrease. We spent $2.4 million, or 2.9% of our net sales on product research and development in the first six months of 2009, compared to $2.7 million or 1.9%, of our net sales for the first six months of 2008.
Income from Operations. As a result of the factors discussed above, income from operations was $5.7 million in the first six months of 2009, a decrease of $12.4 million or 68.5%, compared to $18.1 million during the first six months of 2008. Income from operations as a percentage of net sales decreased to 6.8% in the first six months of 2009 from 13.2% in the comparable period of 2008 for the reasons discussed above.
Interest Expense. Interest expense was flat at $4.0 million in both the first six months of 2009 and 2008 as a result of fixed interest rates on our outstanding 8 3/4% senior notes of $87.1 million.
Interest Income. We invested our excess cash in various short-term interest bearing investments. Interest income was $0.3 million in the first six months of 2009 compared to $1.2 million during the first six months of 2008. The decrease was the result of lower invested cash balances during the period ended June 30, 2009 compared to the six months ended June 30, 2008. Additionally, effective interest rates on our investments have dropped significantly in the six months ended June 30, 2009, compared to rates available to us in the comparable period ended June 30, 2008.
Income Taxes. We recorded a tax provision for our continuing operations of $0.8 million for the six months ended June 30, 2009, compared to $5.6 million in the comparable period of 2008. Our effective income tax rate of 39.9% in the first half of 2009 differs from the current U.S. statutory rate of 35.0%, primarily as a result of a the impact of non-deductible expenses on our worldwide taxes. Our worldwide provision for income taxes is based on annual tax rates for the year applied to all of our sources of income.

Discontinued Operations, Net of Tax. During the first quarter of 2008, we committed to a plan to divest our performance racing segment which operated two facilities in the United States. In May 2008, we sold our North Carolina facility and in December 2008, we sold our Illinois facility. The residual operating activity of our discontinued operations, which consists primarily of adjustments to amounts previously reported in discontinued operations and related legal and professional expenses, is reflected in the following summary of results of our discontinued operations for the period ended June 30, 2009 and 2008.

	Six Months Ended June 31
	2009	2008
	(dollars in millions)
Net sales	$—	$5.8

Loss from discontinued operations, before income taxes	$(0.3)	$(0.8)
Loss on sale of discontinued operations, before income taxes	—	(1.9)
Income tax benefit	(0.1)	(0.9)

Loss from discontinued operations, after income taxes	$(0.2)	$(1.8)

Net Income. As a result of the factors noted above, we reported net income of $1.0 million in the first six months of 2009, a decrease of $7.2 million, or 87.8% compared to net income of 8.2 million during the comparable period of 2008.
Liquidity, Capital Resources and Cash Flows
Current economic and market conditions have placed significant constraints on the ability of many companies to access capital in the debt and equity markets. At this time, our access to capital resources that provide liquidity generally has not been materially affected by the current credit environment. We are not aware of any material trend, event or capital commitment which would potentially adversely affect liquidity. In the event such a trend develops, we believe that our net cash and short-term investment position, coupled with our availability under our bank facilities, will continue to be sufficient to support our operations, to pay interest on our indebtedness, and to fund anticipated capital expenditures. We believe that cash, cash equivalents, interest on and proceeds from short-term investments, cash flow from operating activities and borrowing availability under our bank facilities will be sufficient to satisfy our working capital, capital expenditures, debt requirements and to finance our internal growth needs for the next twelve months.
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

The following selected measures of liquidity, capital resources and cash flows outline various metrics that are reviewed by our management and are provided to our shareholders to enhance the understanding of our business:

	June 30, 2009	December 31, 2008
	(dollars in millions)
LIQUIDITY
Cash and cash equivalents	$39.9	$62.5
Short-term investments	$38.8	$30.8
Working capital (1)	$112.2	$126.0
Current ratio (2)	4.9 to 1.0	3.4 to 1.0
Net debt as a % of capitalization (3) (4)	10.9%	—
Average number of days sales in accounts receivable	45 days	52 days
Average number of days sales in inventory	71 days	78 days

	Six Months Ended June 30
	2009	2008
CASH FLOWS
Cash provided by operating activities of continuing operations	$1.3	$0.5
Cash (used in) provided by investing activities of continuing operations	(12.8)	1.2
Cash used in financing activities of continuing operations	(11.0)	(0.2)
Effect of exchange rates on cash	—	0.4
Cash (used in) provided by discontinued operations	(0.2)	0.6

Net (decrease) increase in cash and cash equivalents	$(22.7)	$2.5

(1)	Working capital is defined as current assets minus current liabilities.

(2)	Current ratio is defined as current assets divided by current liabilities.

(3)	Net debt is defined as long-term debt, including current portion, and short-term borrowings, less cash and short-term investments. Capitalization is defined as net debt plus shareholders’ equity.

(4)	We have zero net debt at December 31, 2008 because our cash, cash equivalents and short-term investments were $6.2 million higher than total debt.
Cash and cash equivalents decreased $22.6 million to $39.9 million as of June 30, 2009, from $62.5 million at December 31, 2008. Short-term investments increased $8.0 million at June 30, 2009 from the December 31, 2008 balance. The net decrease in cash and cash equivalents and short-term investments of $14.6 million was driven by our payments of bi-annual interest on our senior notes, incentive compensation and profit sharing in the first half of 2009, which had been accrued in 2008. In addition, we made a voluntary supplemental contribution into our domestic pension plans of $3.9 million in March 2009. We also repurchased $11.2 million of our common stock pursuant to our stock repurchase program in the first half of 2009.
In assessing liquidity, we review working capital measurements to identify areas for improvement. At June 30, 2009, our working capital was $112.2 million, a decrease of $13.8 million from December 31, 2008. The decrease in working capital in 2009 was primarily due to decreases in accounts receivable and inventory. Our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover. Days sales in accounts receivable decreased to 45 days at June 30, 2009 from 52 days at December 31, 2008. Days sales in inventory improved to 71 days at June 30, 2009 from 78 days at December 31, 2008. The improvements are mainly attributable to our continued focus on accounts receivable collection and on controlling inventory to reduce overall inventory levels while meeting current customer demands.
At June 30, 2009, our current ratio was 4.9, an increase from the current ratio of 3.4 at December 31, 2008. The improvement in the current ratio was due primarily to the decrease in accounts payable resulting from our efforts to reduce spending levels for inventory and expense items to levels commensurate with lowered current business demands.
Net debt as a percentage of capitalization was 10.9% at June 30, 2009 compared to zero at December 31, 2008 due primarily to our decreased cash and equivalents level at June 30, 2009 compared to December 31, 2008.

Operating Activities
Cash provided by our operating activities from continuing operations through the second quarter of 2009 was $1.3 million, $0.8 million higher than the same period in 2008. Our ability to generate cash from internal operations may be affected by general economic, financial, competitive, legislative and regulatory factors beyond our control. Generally, our cash flow from operations fluctuates between quarters due to various factors, including customer order patterns, fluctuations in working capital requirements, timing of payments of bi-annual interest on our senior notes, timing of incentive compensation and profit sharing payments, timing of capital investments, changes in customer and supplier credit policies, and changes in customer payment patterns. In particular, we experienced lower levels of sales in the first half of 2009 compared to prior periods due to the impact of the economic slow-down, causing accounts receivable levels to decrease in the period which is a source of operating cash flow. During the first quarter of 2009, in addition to the payments noted above, we also made a voluntary supplemental contribution into our domestic pension plans of $3.9 million, which resulted in a decrease in an operating accrual and a use of operating cash. The reduced levels of inventories and service suppliers required to be purchased, and our focus on reducing working capital has resulted in lower accounts payable at June 30, 2009, providing a use of cash of $16.1 million in the period.
Investing Activities
Our investing activities from continuing operations used $12.8 million in the first half of 2009, compared to cash provided by investing activities of $1.2 million in the first half of 2008. Capital expenditures for property, plant and equipment were $4.8 million in the first half of 2009 compared to $6.0 million in the first half of 2008. Net short-term investment purchases and sales in the first half of 2009 used cash of $8.0 million compared to $6.9 million of cash provided in the first half of 2008. During the first half of 2008 we received cash proceeds of $0.3 million from the sale of our Tex Racing facility, which was reported as a discontinued operation as of March 31, 2008.
Financing Activities
Cash used in financing activities was $11.0 million in the first half of 2009, compared to cash used of $0.2 million in the first half of 2008. We used $11.2 million and $0.3 million to repurchase shares of our common stock pursuant to our stock repurchase programs in the periods ended June 30, 2009 and 2008, respectively. We received $0.2 million in government grants during the second quarter of 2009. In addition, we paid $0.3 million of costs and expenses associated with the second quarter 2009 refinancing of our bank facility. We had no outstanding borrowings under our bank facilities at June 30, 2009 or 2008.
Contractual Obligations and Other Commercial Commitments
There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2008. The table excludes our liability for unrecognized tax benefits, which totaled $0.6 million as of June 30, 2009 and December 31, 2008, since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.
Debt
The following table summarizes the components of our indebtedness:

	June 30	December 31
	2009	2008
	(dollars in millions)
Senior notes	$87.1	$87.1
Bank facilities (domestic and foreign)	—	—

Total debt	$87.1	$87.1

On June 12, 2009 we entered into a new three year bank facility with KeyBank National Association. The new bank facility replaces our old credit facility which was due to mature on November 1, 2009.
The bank facility has a maximum revolving credit commitment of $30.0 million, including a $2.0 million letter of credit subfacility. The bank facility will mature on June 11, 2012. Loans made under the bank facility will be at interest rates derived either from federal funds rates (Base Rate Loans) or Eurodollar rates (Eurodollar Loans). The interest rate for Base Rate Loans will be 175 basis points over the higher of (a) the Lender’s prime rate and (b) 0.5% in excess of the Federal Funds Rate. The interest rate for Eurodollar Loans will be 350 basis points over the Eurodollar Rate. The commitment fee is 50 basis points on the unused portion of the bank facility.
The bank facility is collateralized by a security interest in the cash, accounts receivable, inventory and certain intangible assets of Hawk and our domestic subsidiaries. We pledged the stock of substantially all of our domestic subsidiaries and 65% of the stock of certain of our foreign subsidiaries as collateral.
The bank facility requires that we maintain a fixed charge coverage ratio of at least 1.0 to 1.0 measured quarterly on a trailing four quarter basis, although this minimum coverage ratio applies only if our availability falls below $15.0 million and we have borrowings under the bank facility.
Under the bank facility, the Company may:
•	pay cash dividends on its Class A common stock in an amount up to $5,000 per year;

•	repurchase its Class A common stock in an amount not to exceed $30,000 during the commitment period;

•	repurchase its senior notes in an amount not to exceed $30,000 during the commitment period; and

•	effect acquisitions subject to certain restrictions in an unlimited amount;
provided that, in all cases there is no event of default, and with respect to acquisitions our availability is not less than $15.0 million.
The bank facility also requires that we comply with other customary loan covenants and contains customary default provisions that, if triggered, would cause the acceleration of repayment of the debt incurred under the bank facility. We have agreed to maintain average compensating balances of $15.0 million ($10.0 million beginning January 1, 2010). The balances are not legally restricted to withdraw and serve as normal operating cash.
At June 30, 2009, there were no amounts borrowed under our bank facility and $0.9 million of letters of credit outstanding under our $2.0 million letter of credit sub-facility. At December 31, 2008, there were no amounts borrowed under our old credit facility and $0.7 million of letters of credit outstanding under our letter of credit sub-facility. At June 30, 2009 and December 31, 2008, we had $15.1 million and $18.3 million, respectively, available to borrow based on our eligible collateral less the letters of credit outstanding.
We have entered into a short-term, variable-rate, unsecured line of credit of up to $3.2 million (2.3 million Euros) with an Italian financial institution at our facility in Italy. There were no borrowings under this credit facility at June 30, 2009 or December 31, 2008.
As of June 30, 2009 and December 31, 2008, we were in compliance with the provisions of all of our debt instruments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk since December 31, 2008. See Item 7A in our Form 10-K for the year ended December 31, 2008, filed with the SEC on March 10, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of June 30, 2009, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our Chief Executive Officer, then Chief Financial Officer and current interim Chief Accounting Officer each concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting in the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II

ITEM 1.	LEGAL PROCEEDINGS
We are involved in lawsuits that have arisen in the ordinary course of our business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made.
As we previously disclosed, the Division of Enforcement of the SEC provided Hawk with a formal order of private investigation that relates to an investigation commenced by the SEC. The investigation concerns activity beginning in June 2006 involving (1) Hawk’s preparations for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, (2) the maintenance, and evaluation of the effectiveness, by Hawk of disclosure controls and procedures and internal control over financial reporting, (3) transactions in Hawk’s common stock by a stockholder that is not affiliated with Hawk, including the impact of those transactions on when Hawk would have been required to comply with Section 404, (4) the calculation of the amount of Hawk common stock held by non-affiliates and the effect of the calculation on the date when Hawk would have been required to comply with Section 404, (5) communications between Hawk and third parties regarding Section 404 compliance and (6) Hawk’s periodic disclosure requirements related to the foregoing. As previously disclosed, Hawk has also been contacted by the U.S. Department of Justice in Cleveland, Ohio (the DOJ) in connection with the DOJ’s related investigation.
On August 4, 2009, Joseph J. Levanduski, our Vice President and Chief Financial Officer, received a notification from the staff of the SEC (the Staff), commonly referred to as a “Wells Notice.” This notice indicates that the Staff intends to recommend to the Commissioners of the SEC that the SEC bring a civil injunctive action and institute a follow-on public administrative proceeding pursuant to Rule 102(e) of the SEC’s Rules of Practice against Mr. Levanduski alleging that he aided and abetted violations of Section 17(a) of the Securities Act of 1933, as amended, and Sections 9(a)(2) and 10(b) of the Exchange Act and Rule 10b-5 thereunder and violated SEC Regulation FD. Hawk believes that the violations alleged to have been committed by Mr. Levanduski relate to events that are alleged to have occurred on June 30, 2006. However, the SEC allegations may relate to a different date or time period.
Under the process established by the SEC, before the Staff can make a formal recommendation regarding what action, if any, should be taken by the Commissioners of the SEC with respect to Mr. Levanduski, he will have the opportunity to engage in discussions with, and make a submission to, the SEC regarding whether a civil injunctive action should be filed. There can be no assurance that the SEC will not issue a Wells Notice to Hawk in connection with the SEC investigation.
Hawk has no reason to believe that the SEC and DOJ investigations will result in any restatement of Hawk’s financial statements for any period.
We cooperated fully with the inquiries by the SEC and the DOJ. Although Hawk believes that insurance proceeds are available, Hawk may continue to incur additional expenses related to the investigations that are not covered by insurance. The expenses may be substantial, including indemnification costs for which Hawk may be responsible. Any adverse development in connection with the SEC or DOJ investigations could adversely impact Hawk’s business and results of operations.

As previously disclosed, on October 16, 2007, a lawsuit captioned Paul Mickle v. Wellman Products Group, LLC, Case No. CJ 2007 06914 was filed in the District Court for Tulsa County, Oklahoma. Mr. Mickle alleges violation of wage and hour laws by one of our subsidiaries, Wellman Products Group, Inc. (Wellman). The case purports to be a class action on behalf of Mr. Mickle and other allegedly “similarly situated” employees. Discovery as to the class certification is finished. The plaintiffs have filed their Motion for Class Certification, and all briefing on the issue is also finished. An evidentiary hearing on plaintiffs’ Motion for Class Certification occurred on July 1 and 2, 2009, in Tulsa County District Court, Hawk expects to receive the court’s ruling on class certification in the next several months.
In our opinion, the outcome of these lawsuits will not have a material adverse effect on our financial condition, cash flows or results of operations, except as described above.

ITEM 1A.	RISK FACTORS
We have no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2008, filed with the SEC on March 10, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by Hawk during the six months ended June 30, 2009, of equity securities registered by Hawk under the Securities Exchange Act of 1934.
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares
	Total	Average	Shares Purchased	that May Yet
	Number	Price	as Part of Publicly	Be Purchased Under
	of Shares	Paid per	Announced Plans or	the Plans or Programs(2)
Period	Purchased	Share	Programs(1)	(in millions)

4/1/09 to 4/30/09	350,590	$12.65	842,219	$3.9 million
5/1/09 to 5/31/09	141,103	$14.97	983,322	$1.8 million
6/1/09 to 6/30/09	—	$—	983,322	$1.8 million

(1)	On November 24, 2008, we announced a plan, approved by our Board of Directors, to repurchase up to $15.0 million of our shares of Class A common stock in the open market, through privately negotiated transactions or otherwise, in accordance with securities laws and regulations (the Plan). Under the terms of our indenture relating to the senior notes as of June 30, 2009, we are limited to repurchase up to $13.2 million of our shares of Class A common stock based on our cumulative net income through June 30, 2009.

(2)	The approximate value of additional shares that may be repurchased pursuant to the Plan is $1.8 million ($0.0 million under the indenture limitation). The Plan will expire when the aggregate repurchase price limit is met, unless terminated earlier by our Board of Directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The following matters were submitted to a vote of the stockholders at our 2009 annual meeting of stockholders held on May 19, 2009: 1) a proposal to elect the five director nominees named below to serve for a one year term until the next annual meeting or until their respective successors are elected and qualified, and; 2) a proposal to approve our annual incentive plan as performance-based compensation to our executive officers. The number of shares eligible to vote as of the record date was 8,620,251. Set forth below is the number of votes cast for or withheld with respect to each director nominee and the number of votes cast for or against or abstain, and if applicable, the number of broker non-votes, for the other matters submitted to a vote of the stockholders at the meeting.

Proposal 1 – Election of directors

Nominee	Votes For	Votes Withheld
Andrew T. Berlin	8,125,259	198,826
Paul R. Bishop	7,878,623	445,462
Jack Kemp	7,704,747	619,338
Richard T. Marabito	7,849,862	474,223
Dan T. Moore, III	8,123,425	200,660
Proposal 2 – Approval of annual incentive plan as performance-based compensation

Votes For	Votes Against	Abstain
7,683,068	424,932	216,083
The holders of the Series D Preferred Stock voted all of their respective shares in favor of electing Ronald E. Weinberg, Norman C. Harbert and Byron S. Krantz as directors at the 2009 annual meeting.
On May 18, 2009, due to the death of Mr. Jack Kemp, the Board of Directors reduced its size from eight to seven members.

ITEM 5.	OTHER INFORMATION
The description of the Wells Notice received by Mr. Levanduski, our then Vice President and Chief Financial Officer, on August 4, 2009 in connection with the previously disclosed SEC investigation described in “Legal Proceedings” included in Part II, Item 1 of this quarterly report on Form 10-Q is incorporated by reference herein in this Part II, Item 5.

ITEM 6.	EXHIBITS
(a) Exhibits

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2009	HAWK CORPORATION
	By:	/s/ RONALD E. WEINBERG
Ronald E. Weinberg
Chairman of the Board and Chief Executive Officer (principal executive officer)

	By:	/s/ JOHN T. BRONSTRUP
John T. Bronstrup
interim Chief Accounting Officer (principal financial and accounting officer)