Form 10-Q
period 2009-09-30
HAWK CORP
filed 2009-11-06
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act: Shell Company YES ☐ NO ☑
As of October 31, 2009, the Registrant had the following number of shares of common stock outstanding:

Class A Common Stock, $0.01 par value:	8,062,548
Class B Common Stock, $0.01 par value:	None (0)
As used in this Form 10-Q, the terms “Company,” “Hawk,” “Registrant,” “we,” “us,” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of September 30, 2009, and evaluates subsequent events through November 6, 2009.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)

	September	December 31
	2009	2008
	(Unaudited)	(Note A)
Assets
Current assets:
Cash and cash equivalents	$52,350	$62,520
Short-term investments	33,911	30,774
Accounts receivable, less allowance of $1,072 in 2009 and $1,328 in 2008	28,022	38,569
Inventories:
Raw materials	5,478	10,607
Work-in-process	12,082	16,967
Finished products	10,998	13,803

Total inventories	28,558	41,377
Deferred income taxes	382	414
Other current assets	4,956	5,521

Total current assets	148,179	179,175

Property, plant and equipment:
Land and improvements	1,179	1,154
Buildings and improvements	18,979	16,227
Machinery and equipment	99,506	94,388
Furniture and fixtures	8,303	8,225
Construction in progress	5,605	6,638

	133,572	126,632
Less accumulated depreciation	84,905	79,134

Total property, plant and equipment	48,667	47,498

Other assets:
Finite-lived intangible assets	6,153	6,568
Deferred income taxes	2,363	2,381
Other	5,763	4,370

Total other assets	14,279	13,319

Total assets	$211,125	$239,992

Note A: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements (unaudited).

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)

	September 30	December 31
	2009	2008
	(Unaudited)	(Note A)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$14,763	$30,207
Accrued compensation	7,025	9,910
Accrued interest	1,917	3,816
Accrued taxes	1,871	2,253
Other accrued expenses	4,676	7,031

Total current liabilities	30,252	53,217

Long-term liabilities:
Long-term debt	87,090	87,090
Deferred income taxes	350	338
Pension liabilities	6,965	11,300
Other accrued expenses	11,936	10,656

Total long-term liabilities	106,341	109,384

Shareholders’ equity
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; 8,062,548 and 8,836,424 outstanding in 2009 and 2008, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Additional paid-in capital	55,042	54,738
Retained earnings	40,480	35,784
Accumulated other comprehensive loss	(5,777)	(8,232)
Treasury stock, at cost, 1,125,202 and 351,326 shares in 2009 and 2008, respectively	(15,306)	(4,992)

Total shareholders’ equity	74,532	77,391

Total liabilities and shareholders’ equity	$211,125	$239,992

Note A: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements (unaudited).

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net sales	$43,452	$74,181	$126,814	$211,761
Cost of sales	29,883	49,070	92,856	148,140

Gross profit	13,569	25,111	33,958	63,621

Operating expenses:
Selling, technical and administrative expenses	7,305	9,332	21,764	29,426
Amortization of finite-lived intangible assets	138	139	415	451

Total operating expenses	7,443	9,471	22,179	29,877

Income from operations	6,126	15,640	11,779	33,744

Interest expense	(2,048)	(2,013)	(6,078)	(6,041)
Interest income	125	488	394	1,679
Other income, net	1,583	1,198	1,706	1,552

Income from continuing operations, before income taxes	5,786	15,313	7,801	30,934

Income tax provision	2,003	5,016	2,806	10,632

Income from continuing operations, after income taxes	3,783	10,297	4,995	20,302
Loss from discontinued operations, after income tax benefit (expense) of $7 and $100 for the three and nine months ended September 30, 2009 respectively, and ($3) and $906 for the three and nine months ended September 30, 2008	(13)	(41)	(187)	(1,883)

Net income	$3,770	$10,256	$4,808	$18,419

Earnings per share:
Basic earnings per share:
Income from continuing operations, after income taxes	$0.46	$1.14	$0.59	$2.25
Discontinued operations, after income taxes	—	—	(0.02)	(0.21)

Net earnings per basic share	$0.46	$1.14	$0.57	$2.04

Diluted earnings per share:
Income from continuing operations, after income taxes	$0.45	$1.09	$0.57	$2.15
Discontinued operations, after income taxes	—	—	(0.02)	(0.20)

Net earnings per diluted share	$0.45	$1.09	$0.55	$1.95

Average shares outstanding — basic	8,059	8,974	8,304	8,969

Average shares and equivalents outstanding — diluted	8,315	9,403	8,566	9,375

Income available to common shareholders	$3,733	$10,219	$4,696	$18,307

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Thousands)

	Nine Months Ended September 30
	2009	2008
Cash flows from operating activities
Net income	$4,808	$18,419
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	187	627
Loss on sale of discontinued operations, net of tax	—	1,256
Depreciation and amortization	5,988	5,762
Deferred income taxes	(337)	819
Amortization of discount on investments	(105)	(1,078)
Loss on sale or disposal of fixed assets	58	134
Stock option expense	756	476
Changes in operating assets and liabilities:
Accounts receivable	10,680	(13,630)
Inventories	13,010	(5,852)
Other assets	(780)	(788)
Accounts payable	(14,798)	1,393
Accrued expenses	(7,536)	5,907
Pension accounts, net	(3,213)	366
Other	1,447	35

Net cash provided by operating activities of continuing operations	10,165	13,846
Net cash (used in) provided by operating activities of discontinued operations	(187)	500

Cash flows from investing activities
Proceeds from sale of discontinued operations	—	250
Purchases of available for sale securities	(108,880)	(273,437)
Proceeds from available for sale securities	106, 000	288,571
Purchases of property, plant and equipment	(6,948)	(9,198)
Proceeds from sale of property, plant and equipment	—	12

Net cash (used in) provided by investing activities of continuing operations	(9,828)	6,198
Net cash used in investing activities of discontinued operations	—	(30)

Cash flows from financing activities
Payments on long-term debt	—	(61)
Proceeds from stock options	429	220
Stock repurchase	(11,245)	(305)
Receipts from government grants	225	387
Payments of deferred financing fees	(340)	—
Payments of preferred stock dividends	(112)	(112)

Net cash (used in) provided by financing activities of continuing operations	(11,043)	129
Net cash used in financing activities of discontinued operations	—	—
Effect of exchange rate changes on cash	723	(377)

Net cash (used in) provided by continuing operations	(9,983)	19,796
Net cash (used in) provided by discontinued operations	(187)	470

Net (decrease) increase in cash and cash equivalents	(10,170)	20,266
Cash and cash equivalents at beginning of period	62,520	21,992

Cash and cash equivalents at end of period	$52,350	$42,258

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(In Thousands, except share data)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (the Company or Hawk) for the year ended December 31, 2008.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.
Since its divestitures of the precision components segment in 2007 and the performance racing segment in 2008, Hawk reports its operations within one segment — friction products. The businesses that comprise this segment design, engineer, manufacture and market specialized components used in a variety of off-highway, on-highway, industrial, aircraft, agricultural and performance applications. The Company’s revenue is generated primarily in the U.S. and Italy. The Company’s largest customer, Caterpillar, represented approximately 15.8% and 18.0% of consolidated net sales in the nine month periods ended September 30, 2009 and September 30, 2008, respectively.
2. Recent Accounting Developments
The following new accounting updates and guidance became effective for the Company commencing with its third quarter of 2009:
•	In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-06, Income Taxes, which provides implementation guidance on the accounting for uncertainty in income taxes and disclosure amendments for nonpublic entities. The adoption of the implementation guidance did not have any impact on the Company’s consolidated financial statements and disclosures.
•	Effective July 1, 2009, the FASB launched the Accounting Standards Codification (ASC), which established a two-level GAAP hierarchy for nongovernmental entities: authoritative guidance and nonauthoritative guidance. The ASC is now the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP in the United States. All guidance in the ASC carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The disclosures contained within the Company’s Form 10-Q for the period ended September 30, 2009, are in compliance with the requirements of the ASC.
In addition, the following accounting updates and pronouncements have been issued by the FASB which will be adopted by the Company in future periods:
•	In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-14) which will become effective for all revenue arrangements entered into or materially modified by the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

•	In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13), which will become effective for all revenue arrangements entered into or materially modified by the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement considerations using the relative selling price method. The guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.
•	In September 2009, the FASB issued a proposed ASU on the Emerging Issues Task Force consensus-for-exposure on Issue 09-2 that addresses the inconsistencies between the accounting for Research &Development (R&D) assets acquired in a business combination and those acquired in an asset acquisition. The proposed ASU requires an entity to capitalize R&D assets acquired in an asset acquisition as indefinite-lived intangible assets until completion or abandonment of the related R&D activities. The ASU also proposes that contingent consideration in an asset acquisition would be accounted for in accordance with other sections of the ASC and includes a principle under which the entity would analyze whether contingent consideration relates to the acquired asset or to future services provided by the seller. Comments on the proposed ASU are due by October 26, 2009 and the Company is currently evaluating the proposed ASU’s requirements to determine what impact, if any, it will have on its consolidated financial statements and disclosures.
•	In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (ASU 2009-05), which provides additional guidance clarifying the measurement of liabilities at fair value and addresses restrictions when estimating the fair value of a liability under FASB ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). When a quoted price in an active market for the identical liability is not available, ASU 2009-05 requires that the fair value should be measured using one of the following approaches a) the quoted price of the identical liability when traded as an asset, b) quoted prices for similar liabilities or similar liabilities when traded as assets or c) another valuation technique that is consistent with the principles of ASC 820. For the Company, ASU 2009-05 is effective for the quarter ended December 31, 2009. The Company intends to adopt the new accounting and disclosure requirements for the year ended December 31, 2009, and the adoption of this guidance is not expected to have a material impact on its consolidated financial statements and disclosures.
•	In August 2009, the FASB issued an exposure draft (ED) of a proposed ASU, Improving Disclosures About Fair Value Measurements. The ED proposes new, and clarifies existing, disclosures about fair value measurements. The proposed disclosures would require more detail about transfers between Levels 1, 2 and 3 of the fair value hierarchy, as well as changes in Level 3 activity on a gross basis. In addition, the fair value disclosures would be disaggregated by each class of assets and liabilities (instead of by major category). The proposed disclosures would also include sensitivity analysis to show the effects on Level 3 measurements using reasonably possible alternate inputs. The amendments are anticipated to be effective for interim and annual reporting periods ending after December 15, 2009, except for the sensitivity disclosures about Level 3 measurements, which are anticipated to be effective for interim and annual periods ending after March 15, 2010. The Company is currently evaluating the ED’s requirements and intends to adopt the new disclosure requirements when they become effective.
•	In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which amends FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R) to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. SFAS 167 requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. SFAS 167 remains authoritative as it has not yet been integrated into the ASC. This statement is effective for fiscal years beginning on or after November 1, 2009. The Company does not expect the adoption of this statement will have an impact on its consolidated financial statements and disclosures.

•	In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (SFAS 166), which removes the concept of a qualifying special-purpose entity from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 140) and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS 166 remains authoritative as it has not yet been integrated into the ASC. This statement is effective for fiscal years beginning on or after November 15, 2009. The Company does not expect the adoption of this statement will have an impact on its consolidated financial statements and disclosures.
•	In December 2008, the FASB issued a technical amendment to employer’s disclosure requirements for plan assets for defined benefit pensions and other postretirement plans, which is integrated into the ASC at ASC 715-20-50, Compensation — Retirement Benefits: Defined Benefit Plans — General: Disclosure. The objective is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. The new disclosure requirements are effective for fiscal years ending after December 15, 2009. The Company intends to adopt the new disclosure requirements with its year ending December 31, 2009.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the accompanying unaudited interim financial statements.
3. Subsequent Events
Management performed an evaluation of the Company’s activities through November 6, 2009, and has concluded that there are no significant subsequent events requiring recognition or disclosure through the date and time these financial statements were issued on November 6, 2009.
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
The Company began reporting the performance racing segment as a discontinued operation for financial reporting purposes as of March 31, 2008, at which point this segment had met the held for sale criteria. The sale of the Company’s performance racing facility in North Carolina closed on May 30, 2008, and the Company reported a loss on sale of $1,896 ($1,256, net of tax). This loss is reported in Loss from discontinued operations, net of tax in the Consolidated Statement of Operations for the nine month period ended September 30, 2008. The residual operating activity of our discontinued operations, which consists primarily of adjustments to amounts previously reported in discontinued operations and related legal and professional expenses, is reflected in the following summary of results of our discontinued operations for the period ended September 30, 2009 and 2008.

Operating results from discontinued operations are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net sales	$—	$1,058	$—	$6,825

Loss from discontinued operations, before income taxes	$(20)	$(38)	$(287)	$(893)
Loss on sale of discontinued operations, before income taxes	—	—	—	(1,896)
Income tax (benefit) expense	(7)	3	(100)	(906)

Loss from discontinued operations, after income taxes	$(13)	$(41)	$(187)	$(1,883)

There are no remaining assets or liabilities classified as discontinued operations recorded in the Consolidated Balance Sheets at September 30, 2009 or December 31, 2008.
5. Fair Value Measurements
Financial Instruments (ASC 825), defines financial instruments and requires fair value disclosures of applicable financial instruments. Fair Value Measurements and Disclosures (ASC 820), defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measurements. The Company’s financial instruments include cash and cash equivalents, short and long-term investments, short-term trade receivables, short and long-term notes receivable, accounts payable and debt instruments. For short-term instruments, other than those required to be reported at fair value on a recurring basis and for which additional disclosures are included below, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization.
The Company’s financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There have been no changes in the classification of any financial instruments within the fair value hierarchy since the Company’s adoption of the provisions of ASC 820. The three levels that may be used to measure fair value are as follows:
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

The following tables set forth our financial assets and liabilities that were recorded at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

September 30, 2009	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$18,214	$18,214	$—	$—
Commercial paper	32,990	—	32,990	—
Other trading(1)	2,641	2,641	—	—

Total assets at fair value	$53,845	$20,855	$32,990	$—

Liabilities:
Deferred compensation plan liability(1)	$2,641	$2,641	$—	$—

Total liabilities at fair value	$2,641	$2,641	$—	$—

December 31, 2008
Assets:
Money market funds	$22,031	$22,031	$—	$—
Mutual funds	25,028	25,028	—	—
Commercial paper	19,956	—	19,956	—
U.S. govt. agencies	10,000	—	10,000	—
Other trading(1)	1,062	1,062	—	—

Total assets at fair value	$78,077	$48,121	$29,956	$—

Liabilities:
Deferred compensation plan liability(1)	$1,062	$1,062	$—	$—

Total liabilities at fair value	$1,062	$1,062	$—	$—

(1)	Other trading assets represent assets held in a rabbi trust to fund deferred compensation plan liabilities and are included as a component of Other long-term assets in the Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008. The deferred compensation plan liability is the Company’s liability under its deferred compensation plan and is included in Other long-term accrued expenses in the Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008.
At September 30, 2009, a majority of the Company’s financial assets have been classified as Level 2. These assets are initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. The pricing services use many inputs to determine value, including reportable trades, broker/dealer quotes, bids, offers, and other industry and economic events. The Company validates the prices provided by its third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, and analyzing pricing data in certain instances. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates provided herein are not necessarily indicative of the amount that the Company or its debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by our pricing services at either September 30, 2009 or December 31, 2008.
The fair values of the Company’s money market funds and other trading securities are determined based on quoted prices in active markets and have been classified as Level 1. The trading securities are maintained for the future payments under the Company’s deferred compensation plan, which is structured as a rabbi trust. The investments are all managed by a third party and valued based on the underlying fair value of each mutual fund held by the trust, for which there are active quoted markets. The related deferred compensation liabilities are valued based on the underlying investment selections held in each participant’s shadow account. Investment funds held by the rabbi trust, for which there is an active quoted market, mirror the investment options selected by participants in the deferred compensation plan. The deferred compensation liability is classified as Level 1. Net realized and unrealized gains (losses) on the trading assets of $177 and $(116) are included in Other income, net on the Company’s Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008, respectively. Net realized and unrealized gains (losses) totaling $474 and $(120) are included in Other income, net on the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2009 and 2008, respectively. Offsetting entries to the deferred compensation liability and compensation expense within Selling, technical and administrative expenses, for the same amounts were also recorded during the three and nine month periods ended September 30, 2009 and 2008.

The carrying values and the fair values of non-current financial assets and liabilities that qualify as financial instruments are reported in the table below:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term financial assets
Other assets (mutual fund investments approximating the Company’s non- qualified deferred compensation plan liability)	$2,641	$2,641	$1,062	$1,062
Long-term financial liabilities
Long-term debt	$87,090	$87,743	$87,090	$88,396
6. Investments
The Company determines the appropriate classification of investments at the time of purchase and reevaluates such designation as of each balance sheet date. At both September 30, 2009 and December 31, 2008, the Company accounted for all of its short-term investments as available-for-sale. Available-for-sale securities are reported at fair value with unrealized holding gains and losses, net of tax, included in Accumulated other comprehensive loss in the Consolidated Balance Sheets. The amortized cost of debt securities in this category is adjusted for the amortization of any discount or premium to maturity computed under the effective interest method. Dividend and interest income, including the amortization of any discount or premium, as well as realized gains or losses, are included in Interest income in the Consolidated Statements of Operations. Both the cost of any security sold and the amount reclassified out of Accumulated other comprehensive loss into earnings is based on the specific identification method.
The following is a summary of the Company’s available-for-sale securities as of September 30, 2009 and December 31, 2008, by contractual maturity dates:

		Available-for-Sale Securities
		Gross Unrealized	Gross Unrealized	Estimated Fair Value
September 30, 2009	Amortized Cost	Gains	Losses	(Net Carrying Amount)
Other debt securities — due in one year or less	$33,903	$8	$—	$33,911

December 31, 2008
Other debt securities — due in one year or less	$30,791	$60	$(26)	$30,774

As of September 30, 2009, unrealized gains on available-for-sale securities of $8 ($5 net of tax) compared to net unrealized gains on available-for-sale securities of $34 ($21 net of tax) at December 31, 2008 are included in Accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. Unrealized losses of $2 ($1 net of tax) and $106 ($68 net of tax) were reclassified out of Accumulated other comprehensive loss and into earnings during the three and nine months ended September 30, 2009, respectively.
At December 31, 2008, the Company had one investment in commercial paper that is supported by the Commercial Paper Funding Facility provided by the Federal Reserve Bank of New York with an estimated fair value of $9,968 that was in an unrealized loss position, and the Company had determined that the gross unrealized loss on this investment was temporary in nature. The gross unrealized loss on this investment was due to changes in interest rates, and at December 31, 2008, the Company had both the intent and ability to hold this investment through its maturity date in the first quarter of 2009, at which time it received the full maturity value of $10,000.
At September 30, 2009, the Company had no investments that were in an unrealized loss position.

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
provided that, in all cases there is no event of default, and with respect to acquisitions the Company’s availability is not less than $15,000. As of September 30, 2009, the Company had $15,395 available to borrow based on its eligible collateral and no borrowing under the bank facility.
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
As of September 30, 2009 and December 31, 2008, the Company was in compliance with the provisions of all of its debt instruments.

8. Comprehensive Income
Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net income	$3,770	$10,256	$4,808	$18,419
Amortization of prior service cost, net loss and transition obligation, net of tax	231	125	718	375
Unrealized gain (loss) on available for sale securities, net of tax	8	(20)	(16)	(26)
Foreign currency translation income (loss)	1,688	(3,531)	1,753	(1,260)

Comprehensive income	$5,697	$6,830	$7,263	$17,508

9. Stock Compensation Plan
The Company accounts for its stock-based compensation in accordance with Compensation — Stock Compensation (ASC 718). The Company’s Amended and Restated 2000 Long Term Incentive Plan (Plan), provides for the granting of up to 1,315,000 shares of common stock of the Company. The Plan had 509,483 shares available for grants as of September 30, 2009. Options generally vest over a five year period after the grant date and expire no more than ten years after the grant date.
The Company recognized $205 and $221 of compensation expense for the three month periods ended September 30, 2009 and September 30, 2008, respectively and $756 and $477 for the nine month periods ended September 30, 2009 and September 30, 2008, respectively. Net cash proceeds from the exercise of stock options were $430 and $219 for the nine month periods ended September 30, 2009 and September 30, 2008, respectively, and the intrinsic value of stock options exercised was $329 and $303, for the nine months ended September 30, 2009 and September 30, 2008, respectively. As of September 30, 2009, there was $1,205 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements under the Company’s stock compensation plans. The remaining cost is expected to be recognized over the next 2.4 years.
Stock-based option activity during the nine months ended September 30, 2009, was as follows:

			Weighted
			Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contract Term	(in thousands)
Options outstanding at January 1, 2009	798,828	$8.51
Granted	—	—
Exercised	(68,368)	(6.29)
Forfeited or expired	—	—

Options outstanding at September 30, 2009	730,460	$8.71	4.9 yrs.	$4,273

Exercisable at September 30, 2009	510,259	$5.77	3.5 yrs.	$4,168
There were no options granted during the nine months ended September 30, 2009.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $13.72 closing price of shares of common stock of the Company on September 30, 2009, over the exercise price of the stock option, multiplied by the number of options outstanding and exercisable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company’s shares of common stock.

10. Employee Benefits
A summary of the components of net periodic benefit cost of the Company’s defined benefit pension plans for the periods presented in the Consolidated Statements of Operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Components of net periodic pension cost:
Service cost	$106	$56	$253	170
Interest cost	457	436	1,363	1,312
Expected return on plan assets	(440)	(568)	(1,319)	(1,706)
Amortization of prior service cost	60	60	180	180
Recognized net actuarial loss	284	63	924	$191

Net periodic pension cost of defined benefit plans	$467	$47	$1,401	$147

The Company continues to expect to contribute $438 in cash in 2009 to fund its defined benefit pension plans for the 2009 plan year based on the contribution expectation provided by its third party actuary. The Company also made voluntary contributions totaling $3,924 in the first quarter of 2009 into its domestic pension plans for the 2008 plan year.
11. Income Taxes
The effective income tax rate from continuing operations for the nine months ended September 30, 2009, was 36.0%, compared to 34.4% for the nine months ended September 30, 2008. The Company’s effective rate differs from the U.S. statutory rate of 35.0% primarily due to the impact of non-deductible expenses on the Company’s worldwide taxes.
The total amount of unrecognized tax benefits as of September 30, 2009, was $642 (including $145 of accrued interest and penalties), the recognition of which would have had an effect of $605 on the continuing operations effective tax rate. The Company believes it is reasonably possible that the unrecognized tax benefit may be reduced by $137 in the next twelve months due to statutes expiring in certain tax jurisdictions.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Company is currently under examination for the tax year 2007 by U.S. federal income tax authorities and for tax year 2006 by Italian income tax authorities. Both audits are in the initial phases and no changes have currently been proposed. The years 2002 — 2009 are open years available for examination by tax authorities.
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

12. Earnings Per Share
Basic and diluted earnings per share are computed as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2009	2008	2009	2008
Income from continuing operations, after income taxes	$3,783	$10,297	$4,995	$20,302
Less: Preferred stock dividends	37	37	112	112

Income from continuing operations, after income taxes available to common shareholders	$3,746	$10,260	$4,883	$20,190

Net income	$3,770	$10,256	$4,808	$18,419
Less: Preferred stock dividends	37	37	112	112

Net income available to common shareholders	$3,733	$10,219	$4,696	$18,307

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	8,059	8,974	8,304	8,969

Diluted:
Basic weighted average shares outstanding	8,059	8,974	8,304	8,969
Dilutive effect of stock options	256	429	262	406

Diluted weighted average shares outstanding	8,315	9,403	8,566	9,375

Earnings per share:
Basic earnings from continuing operations, after income taxes	$0.46	$1.14	$0.59	$2.25
Discontinued operations, after income taxes	—	—	(0.02)	(0.21)

Net earnings per basic share	$0.46	$1.14	$0.57	$2.04

Diluted earnings from continuing operations, after income taxes	$0.45	$1.09	$0.57	$2.15
Discontinued operations, after income taxes	—	—	(0.02)	(0.20)

Net earnings per diluted share	$0.45	$1.09	$0.55	$1.95

A weighted average of 228,044 and 251,044 options were not included in the calculation of diluted weighted shares outstanding because they were anti-dilutive for the three and nine months ended September 30, 2009, respectively. A weighted average of 129,783 and 67,095 options were not included in the calculation of diluted weighted shares outstanding because they were anti-dilutive for the three and nine months ended September 30, 2008, respectively.
13. Supplemental Guarantor Information
Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the senior notes. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.
The following supplemental consolidating condensed financial statements present:
•	Consolidating condensed balance sheets as of September 30, 2009 and December 31, 2008, consolidating condensed statements of operations for the three and nine months ended September 30, 2009 and 2008, and consolidating condensed statements of cash flows for the nine months ended September 30, 2009 and 2008.
•	Hawk Corporation (Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries consisting of the Company’s subsidiaries in Italy, Canada and China with their investments in subsidiaries accounted for using the equity method.
•	Elimination entries necessary to consolidate the financial statements of the Parent and all of its subsidiaries.
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

Supplemental Consolidating Condensed
Balance Sheet

	September 30, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$31,252	$11	$21,087	$—	$52,350
Short-term investments	32,990	—	921	—	33,911
Accounts receivable, net	—	13,980	14,042	—	28,022
Inventories, net	—	16,150	12,598	(190)	28,558
Deferred income taxes	76	—	306	—	382
Other current assets	2,658	912	1,386	—	4,956

Total current assets	66,976	31,053	50,340	(190)	148,179
Investment in subsidiaries	53,073	—	—	(53,073)	—
Inter-company advances, net	—	2,589	(2,589)	—	—
Property, plant and equipment, net	—	35,652	13,015	—	48,667
Other assets:
Finite-lived intangible assets	—	6,153	—	—	6,153
Other	7,888	—	238	—	8,126

Total other assets	7,888	6,153	238	—	14,279

Total assets	$127,937	$75,447	$61,004	$(53,263)	$211,125

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$110	$9,143	$5,510	$—	$14,763
Accrued compensation	1,759	2,707	2,559	—	7,025
Accrued interest	1,917	—	—	—	1,917
Accrued taxes	1,874	68	(4)	(67)	1,871
Other accrued expenses	2,297	1,943	426	10	4,676

Total current liabilities	7,957	13,861	8,491	(57)	30,252
Long-term liabilities:
Long-term debt	87,090	—	—	—	87,090
Deferred income taxes	—	—	350	—	350
Other	2,812	12,081	4,008	—	18,901
Inter-company advances, net	(44,454)	36,672	7,915	(133)	—

Total long-term liabilities	45,448	48,753	12,273	(133)	106,341
Shareholders’ equity	74,532	12,833	40,240	(53,073)	74,532

Total liabilities and shareholders’ equity	$127,937	$75,447	$61,004	$(53,263)	$211,125

Supplemental Consolidating Condensed
Balance Sheet

	December 31, 2008
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$45,241	$32	$17,247	$—	$62,520
Short-term investments	29,956	—	818	—	30,774
Accounts receivable, net	—	13,900	24,669	—	38,569
Inventories, net	—	23,779	17,858	(260)	41,377
Deferred income taxes	116	—	298	—	414
Other current assets	1,545	1,650	2,326	—	5,521

Total current assets	76,858	39,361	63,216	(260)	179,175
Investment in subsidiaries	38,498	—	—	(38,498)	—
Inter-company advances, net	—	14,122	(14,115)	(7)	—
Property, plant and equipment, net	—	33,610	13,888	—	47,498
Other assets:
Finite-lived intangible assets	—	6,568	—	—	6,568
Other	5,956	606	189	—	6,751

Total other assets	5,956	7,174	189	—	13,319

Total assets	$121,312	$94,267	$63,178	$(38,765)	$239,992

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$114	$14,865	$15,228	$—	$30,207
Accrued compensation	3,013	4,393	2,504	—	9,910
Accrued interest	3,816	—	—	—	3,816
Accrued taxes	195	45	2,058	(45)	2,253
Other accrued expenses	1,796	2,956	2,273	6	7,031

Total current liabilities	8,934	22,259	22,063	(39)	53,217
Long-term liabilities:
Long-term debt	87,090	—	—	—	87,090
Deferred income taxes	—	—	338	—	338
Other	2,327	15,785	3,844	—	21,956
Inter-company advances, net	(54,430)	46,591	7,696	143	—

Total long-term liabilities	34,987	62,376	11,878	143	109,384
Shareholders’ equity	77,391	9,632	29,237	(38,869)	77,391

Total liabilities and shareholders’ equity	$121,312	$94,267	$63,178	$(38,765)	$239,992

Supplemental Consolidating Condensed
Statement of Operations

	Three Months Ended September 30, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net sales	$—	$31,399	$12,894	$(841)	$43,452
Cost of sales	—	19,806	10,918	(841)	29,883

Gross profit	—	11,593	1,976	—	13,569
Operating expenses:
Selling, technical and administrative expenses	—	6,132	1,173	—	7,305
Amortization of intangibles	—	138	—	—	138

Total operating expenses	—	6,270	1,173	—	7,443

Income from operations	—	5,323	803	—	6,126
Interest (expense) income, net	—	(1,969)	46	—	(1,923)
Income from equity investee	3,770	491	—	(4,261)	—
Other income (expense), net	—	1,701	(118)	—	1,583

Income from continuing operations, before income taxes	3,770	5,546	731	(4,261)	5,786
Income tax provision	—	1,763	240	—	2,003

Income from continuing operations, after income taxes	3,770	3,783	491	(4,261)	3,783
Discontinued operations, after income taxes	—	(13)	—	—	(13)

Net Income	$3,770	$3,770	$491	$(4,261)	$3,770

Supplemental Consolidating Condensed
Statement of Operations

	Three Months Ended September 30, 2008
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net sales	$—	$44,483	$32,507	$(2,809)	$74,181
Cost of sales	—	28,097	23,782	(2,809)	49,070

Gross profit	—	16,386	8,725	—	25,111
Operating expenses:
Selling, technical and administrative expenses	—	7,342	1,990	—	9,332
Amortization of intangibles	—	139	—	—	139

Total operating expenses	—	7,481	1,990	—	9,471

Income from operations	—	8,905	6,735	—	15,640
Interest (expense) income, net	—	(1,664)	139	—	(1,525)
Income from equity investee	10,256	4,904	—	(15,160)	—
Other income (expense), net	—	1,182	16	—	1,198

Income from continuing operations, before income taxes	10,256	13,327	6,890	(15,160)	15,313
Income tax provision	—	2,859	2,157	—	5,016

Income from continuing operations, after income taxes	10,256	10,468	4,733	(15,160)	10,297
Discontinued operations, after income taxes	—	(212)	171	—	(41)

Net income	$10,256	$10,256	$4,904	$(15,160)	$10,256

Supplemental Consolidating Condensed
Statement of Operations

	Nine Months Ended September 30, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net sales	$—	$92,558	$36,423	$(2,167)	$126,814
Cost of sales	—	60,998	34,025	(2,167)	92,856

Gross profit	—	31,560	2,398	—	33,958
Operating expenses:
Selling, technical and administrative expenses	—	18,258	3,506	—	21,764
Amortization of intangibles	—	415	—	—	415

Total operating expenses	—	18,673	3,506	—	22,179

Income (loss) from operations	—	12,887	(1,108)	—	11,779
Interest (expense) income, net	—	(5,884)	200	—	(5,684)
Income (loss) from equity investee	4,808	(1,389)	—	(3,419)	—
Other income (expense), net	—	2,039	(333)	—	1,706

Income (loss) from continuing operations, before income taxes	4,808	7,653	(1,241)	(3,419)	7,801
Income tax provision (benefit)	—	2,658	148	—	2,806

Income (loss) from continuing operations, after income	4,808	4,995	(1,389)	(3,419)	4,995
Discontinued operations, after income taxes	—	(187)	—	—	(187)

Net income (loss)	$4,808	$4,808	$(1,389)	$(3,419)	$4,808

Supplemental Consolidating Condensed
Statement of Operations

	Nine Months Ended September 30, 2008
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net sales	$—	$118,458	$101,730	$(8,427)	$211,761
Cost of sales	—	79,032	77,535	(8,427)	148,140

Gross profit	—	39,426	24,195	—	63,621
Operating expenses:
Selling, technical and administrative expenses	—	23,234	6,192	—	29,426
Amortization of intangibles	—	451	—	—	451

Total operating expenses	—	23,685	6,192	—	29,877

Income from operations	—	15,741	18,003	—	33,744
Interest (expense) income, net	—	(4,715)	353	—	(4,362)
Income from equity investee	18,419	13,126	—	(31,545)	—
Other income (expense), net	—	1,167	385	—	1,552

Income from continuing operations, before income taxes	18,419	25,319	18,741	(31,545)	30,934
Income tax provision	—	5,183	5,449	—	10,632

Income from continuing operations, after income taxes	18,419	20,136	13,292	(31,545)	20,302
Discontinued operations, after income taxes	—	(1,717)	(166)	—	(1,883)

Net income	$18,419	$18,419	$13,126	$(31,545)	$18,419

Supplemental Consolidating Condensed
Cash Flows Statement

	Nine Months Ended September 30, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net cash provided by operating activities of continuing operations	$159	$6,093	$3,913	$—	$10,165
Net cash used in operating activities of discontinued operations	—	(187)	—	—	(187)
Cash flows from investing activities:
Purchases of available for sale securities	(108,880)	—	—	—	(108,880)
Proceeds from available for sale securities	106,000	—	—	—	106,000
Purchases of property, plant and equipment	—	(6,152)	(796)	—	(6,948)

Net cash used in investing activities of continuing operations	(2,880)	(6,152)	(796)	—	(9,828)
Net cash used in investing activities of discontinued operations	—	—	—	—	—
Cash flows from financing activities:
Proceeds from stock options	429	—	—	—	429
Stock repurchase	(11,245)	—	—	—	(11,245)
Receipts from government grants	—	225	—	—	225
Payment of deferred financing fees	(340)	—	—	—	(340)
Payments of preferred stock dividend	(112)	—	—	—	(112)

Net cash (used in) provided by financing activities of continuing operations	(11,268)	225	—	—	(11,043)
Net cash used in financing activities of discontinued operations	—	—	—	—	—
Effect of exchange rate changes on cash	—	—	723	—	723

Net cash (used in) provided by continuing operations	(13,989)	166	3,840	—	(9,983)
Net cash used by discontinued operations	—	(187)	—	—	(187)

Net (decrease) increase in cash and cash equivalents	(13,989)	(21)	3,840	—	(10,170)
Cash and cash equivalents at beginning of period	45,241	32	17,247	—	62,520

Cash and cash equivalents at end of period	$31,252	$11	$21,087	$—	$52,350

Supplemental Consolidating Condensed
Cash Flows Statement

	Nine Months Ended September 30, 2008
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net cash provided by operating activities of continuing operations	$1,574	$4,585	$7,687	$—	$13,846
Net cash provided by (used in) operating activities of discontinued operations	—	666	(166)	—	500
Cash flows from investing activities:
Proceeds from sale of discontinued operations	250	—	—	—	250
Purchases of available for sale securities	(272,441)	—	(996)	—	(273,437)
Proceeds from available for sale securities	287,575	—	996	—	288,571
Purchases of property, plant and equipment	—	(5,621)	(3,577)	—	(9,198)
Proceeds from sale of property, plant and equipment	—	6	6	—	12

Net cash provided by (used in) investing activities of continuing operations	15,384	(5,615)	(3,571)	—	6,198
Net cash used in investing activities of discontinued operations	—	(30)	—	—	(30)
Cash flows from financing activities:
Payments on long-term debt	—	—	(61)	—	(61)
Proceeds from stock options	220	—	—	—	220
Stock repurchase	(305)	—	—	—	(305)
Receipts from government grants	—	387	—	—	387
Payments of preferred stock dividend	(112)	—	—	—	(112)

Net cash (used in) provided by financing activities of continuing operations	(197)	387	(61)	—	129
Net cash used in financing activities of discontinued operations	—	—	—	—	—
Effect of exchange rate changes on cash	—	—	(377)	—	(377)

Net cash provided by (used in) continuing operations	16,761	(643)	3,678	—	19,796
operations	—	636	(166)	—	470

Net increase (decrease) in cash and cash equivalents	16,761	(7)	3,512	—	20,266
Cash and cash equivalents at beginning of period	11,964	42	9,986	—	21,992

Cash and cash equivalents at end of period	$28,725	$35	$13,498	$—	$42,258

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
We believe that, based on net sales, we are one of the top worldwide manufacturers of friction products used in off-highway, on-highway, industrial, agricultural, performance and aircraft applications. Our friction products business manufactures parts and components made from proprietary formulations of composite materials, primarily consisting of metal powders and synthetic and natural fibers. Friction products are used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Our friction products include parts for brakes, clutches and transmissions used in construction and mining vehicles, agricultural vehicles, military vehicles, trucks, motorcycles and race cars, and brake parts for landing systems used in commercial and general aviation. We believe we are:
•	a leading domestic and international supplier of brake and clutch friction materials for construction and mining equipment, agricultural equipment and trucks,
•	the leading North American independent supplier of metallic friction materials for braking systems for new and existing series of many commercial and military aircraft models, including Boeing, EADS, Lockheed and United Technologies, as well as the Canadair regional jet series,
•	the largest supplier of metallic friction materials for the general aviation market, including numerous new and existing series of Cessna, Hawker, Lear and Pilatus aircrafts,
•	a leading domestic supplier of friction materials into performance, defense and specialty markets such as military vehicles, motorcycles, race cars, performance automobiles and ATVs, and
•	a supplier of critical stack components used in the manufacture of phosphoric acid fuel cells. The fuel cells which use our stack components are a major presence in the on-site stationary fuel cell market.

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
We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. We base our estimates and assumptions on historical experience and other factors that we consider relevant. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material. However, historically our estimates have not been materially different from actual results. During the third quarter of 2009, there have been no significant changes to the critical accounting policies that we disclosed in Management’s Discussion and Analysis of Financial Position and Results of Operations on our 2008 Form 10-K filed with the SEC on March 10, 2009.
Recent Accounting Pronouncements
The following new accounting updates and guidance became effective for us commencing with our third fiscal quarter of 2009:
•	In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-06, Income Taxes (ASU 2009-06), which provides implementation guidance on the accounting for uncertainty in income taxes and disclosure amendments for nonpublic entities. The adoption of ASU 2009-06 did not have any impact on our consolidated financial statements and disclosures.
•	Effective July 1, 2009, the FASB launched the Accounting Standards Codification (ASC), which established a two-level GAAP hierarchy for nongovernmental entities: authoritative guidance and nonauthoritative guidance. The ASC is now the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP in the United States. All guidance in the ASC carries an equal level of authority. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The disclosures contained within our Form 10-Q for the period ended September 30, 2009, are in compliance with the requirements of the ASC.
In addition the following accounting updates and pronouncements have been issued by the FASB which will be adopted by us in future periods:
•	In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-14) which will become effective for all revenue arrangements entered into or materially modified by the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and disclosures.
•	In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13), which will become effective for all revenue arrangements entered into or materially modified by the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement considerations using the relative selling price method. The guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and disclosures.

•	In September 2009, the FASB issued a proposed ASU on the Emerging Issues Task Force consensus-for-exposure on Issue 09-2 that addresses the inconsistencies between the accounting for Research &Development (R&D) assets acquired in a business combination and those acquired in an asset acquisition. The proposed ASU requires an entity to capitalize R&D assets acquired in an asset acquisition as indefinite-lived intangible assets until completion or abandonment of the related R&D activities. The ASU also proposes that contingent consideration in an asset acquisition would be accounted for in accordance with other sections of the Codification and includes a principle under which the entity would analyze whether contingent consideration relates to the acquired asset or to future services provided by the seller. Comments on the proposed ASU are due by October 26, 2009 and we are currently evaluating the proposed ASU’s requirements to determine what impact, if any, it will have on our consolidated financial statements and disclosures.
•	In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value (ASU 2009-05), which provides additional guidance clarifying the measurement of liabilities at fair value and addresses restrictions when estimating the fair value of a liability under FASB ASC Topic 820, Fair Value Measurements and Disclosures (ASC 820). When a quoted price in an active market for the identical liability is not available, ASU 2009-05 requires that the fair value should be measured using one of the following approaches a) the quoted price of the identical liability when traded as an asset, b) quoted prices for similar liabilities or similar liabilities when traded as assets or c) another valuation technique that is consistent with the principles of ASC 820. For us, ASU 2009-05 is effective for the quarter ended December 31, 2009. We intend to adopt the new accounting and disclosure requirements with our year ending December 31, 2009, and the adoption of this guidance is not expected to have a material impact on our consolidated financial statements and disclosures.
•	In August 2009, the FASB issued an exposure draft (ED) of a proposed ASU, Improving Disclosures About Fair Value Measurements. The ED proposes new, and clarifies existing, disclosures about fair value measurements. The proposed disclosures would require more detail about transfers between Levels 1, 2 and 3 of the fair value hierarchy, as well as changes in Level 3 activity on a gross basis. In addition, the fair value disclosures would be disaggregated by each class of assets and liabilities (instead of by major category). The proposed disclosures would also include sensitivity analysis to show the effects on Level 3 measurements using reasonably possible alternate inputs. The amendments are anticipated to be effective for interim and annual reporting periods ending after December 15, 2009, except for the sensitivity disclosures about Level 3 measurements, which are anticipated to be effective for interim and annual periods ending after March 15, 2010. We are currently evaluating the ED’s requirements and intend to adopt the new disclosure requirements when they become effective.
•	In June 2009, the FASB issued SFAS 167, which amends the guidance on the consolidation of variable interest entities to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. SFAS 167 requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. SFAS 167 remains authoritative as it has not yet been integrated into the ASC. This statement is effective for fiscal years beginning on or after November 15, 2009. We do not expect the adoption of this statement to have an impact on our consolidated financial statements and disclosures.
•	In June 2009, the FASB issued SFAS 166, which removes the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46R. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS 166 remains authoritative as it has not yet been integrated into the ASC. This statement is effective for fiscal years beginning on or after November 15, 2009. We do not expect the adoption of this statement to have an impact on our consolidated financial statements and disclosures.
•	In December 2008, the FASB issued a technical amendment to employer’s disclosure requirements for plan assets for defined benefit pensions and other postretirement plans, which is integrated into the ASC at ASC 715-20-50, Compensation — Retirement Benefits: Defined Benefit Plans — General: Disclosure. The objective is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. The new disclosure requirements are effective for fiscal years ending after December 15, 2009. We intend to adopt the new disclosure requirements with our year ending December 31, 2009.
Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited interim financial statements.

Third Quarter of 2009 Compared to the Third Quarter of 2008
The following tables show our net sales by market segment and geographic location for the three months ended September 30, 2009 and 2008:
Sales by Market
Quarter Ended September 30

	% of Sales
Market	2009	2008
Construction and Mining	34.1%	46.3%
Aircraft and Defense	28.5%	23.0%
Agriculture	14.5%	14.2%
Heavy Truck	9.7%	8.8%
Performance Friction	7.6%	3.6%
Specialty Friction	3.4%	3.8%
Alternative Energy	2.2%	0.3%

Total	100.0%	100.0%

Sales by Geographic Location of our Manufacturing Facilities
Quarter ended September 30

	% of Sales
Location	2009	2008
United States	73.3%	60.1%
Italy	22.4%	34.9%
Other Foreign	4.3%	5.0%

Total	100.0%	100.0%

The following table summarizes our results of operations for the three month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30
		% of		% of
	2009	Sales	2008	Sales
	(dollars in millions)

Net sales	$43.5	100.0%	$74.2	100.0%

Cost of sales	$29.9	68.7%	$49.1	66.1%

Gross profit	$13.6	31.3%	$25.1	33.8%

Selling, technical and administrative expenses	$7.3	16.8%	$9.3	12.6%

Income from operations	$6.1	14.0%	$15.6	21.0%

Interest expense	$(2.0)	-4.6%	$(2.0)	-2.7%

Interest income	$0.1	0.2%	$0.5	0.7%

Other income, net	$1.6	3.7%	$1.2	1.6%

Income tax provision	$2.0	4.6%	$5.0	6.7%

Net income	$3.8	8.7%	$10.3	13.9%
Net Sales. Our net sales for the third quarter of 2009 were $43.5 million, a decrease of $30.7 million, or 41.4%, from the same period in 2008. Sales declines during the period resulted primarily from the continued economic downturn in most of our end-markets. Of our total sales decrease of 41.4% in the third quarter of 2009, volume represented approximately 41.0 of the total percentage point decrease, unfavorable foreign currency exchange rates represented 0.7 of the total percentage point decline and pricing accounted for a benefit of approximately 0.3 of the total percentage point change.
Our aggregate aircraft and defense markets were down 27.4% in the third quarter of 2009, compared to the third quarter of 2008, due to a decrease in demand in both our aircraft and defense markets. Our sales to the construction and mining market, our largest, were down 56.9% in the third quarter of 2009, compared to the third quarter of 2008. Sales to our agriculture market were down 40.0% in the third quarter of 2009, compared to the third quarter of 2008, as a result of weak market conditions, especially in Europe. Sales to our heavy truck market decreased 35.6% during the third quarter of 2009, compared to the third quarter of 2008, due to the decline in truck production during the period and reduced freight volumes being shipped with existing vehicles. Sales in our friction direct aftermarket that we service through the Velvetouch® and Hawk Performance® brand names decreased 9.7% in the third quarter of 2009 compared to the third quarter of 2008. However, sales of our performance automotive brake product, which are part of this market segment, were up 24.2% in the third quarter of 2009 compared to the third quarter of 2008. Although still a small percentage of our total net sales, sales to the alternative energy market were up 277.9% in the third quarter of 2009 compared to the same period of 2008 as unit volume shipments of this product line continue to increase.
Net sales from our foreign facilities represented 26.7% of our total net sales in the third quarter of 2009 compared to 39.9% for the comparable period of 2008. The decline in our foreign facility revenues as a percent of total revenues was due primarily to the downturn in the European and Asian markets. Sales at our Italian operation, on a local currency basis, were down 60.6% in the third quarter of 2009, compared to the third quarter of 2008, and sales at our Chinese operation, on a local currency basis, were down 47.4% during the same period, primarily due to declines in the construction and agriculture markets served by those facilities.

Cost of Sales. Cost of sales was $29.9 million during the third quarter of 2009, a decrease of $19.2 million, or 39.1%, compared to cost of sales of $49.1 million in the third quarter of 2008. The impact of decreased sales and production volumes through all of our manufacturing facilities, which represented approximately 37.4 percentage points of the total cost of sales decrease of 39.1%, was the primary driver of the reduction in our cost of sales in the third quarter 2009. Additionally, a slight shift in product mix represented 0.6 percentage points of the total decrease of 39.1% during the quarter. The effect of foreign currency exchange rates accounted for 0.8 percentage points of our total cost of sales decrease of 39.1% during the third quarter of 2009. As a percent of sales, our cost of sales represented 68.7% of our net sales in the third quarter of 2009 compared to 66.1% of net sales in the third quarter of 2008. The increase in our cost of sales percentage was driven primarily by lower production volumes, the impact of inventory reductions during the quarter and the effect of foreign currency exchange rates partially offset by labor reduction programs and favorable product mix during the quarter.
Gross Profit. Gross profit was $13.6 million during the third quarter of 2009, a decrease of $11.5 million, or 45.8%, compared to gross profit of $25.1 million in the third quarter of 2008. Our gross profit margin declined to 31.3% of our net sales in the third quarter of 2009 compared to 33.9% of our net sales in the third quarter of 2008. The factors impacting the change in gross margin are detailed under Net Sales and Cost of Sales.
Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses decreased $2.0 million, or 21.5%, to $7.3 million in the third quarter of 2009 from $9.3 million during the third quarter of 2008. As a percentage of net sales, ST&A was 16.8% in the third quarter of 2009 compared to 12.6% in the third quarter of 2008. The decrease in ST&A expenses resulted primarily from a decrease in incentive compensation totaling approximately 8.6 percentage points of the 21.5% decrease in response to the lower levels of profitability during the quarter, compared to the third quarter of 2008. Wages and benefits decreased approximately 8.7%, or 3.9 percentage points of the total ST&A decrease of 21.5%, during the third quarter of 2009 compared to 2008 primarily as a result of headcount reductions taken in the early part of 2009. Decreases in legal and professional expenses represented approximately 4.2 percentage points of the 21.5% decrease primarily as a result of reduced expenditures related to the previously disclosed SEC investigation. Additionally, sales and marketing expenses, which were down in response to lower demand and reduced promotional activities, represented 4.3 percentage points of the total decrease of 21.5%. We spent $1.2 million, or 2.8% of our net sales on product research and development in the third quarter of 2009, compared to $1.3 million or 1.8%, of our net sales for the third quarter of 2008.
Income from Operations. As a result of the factors discussed above, income from operations was $6.1 million in the third quarter of 2009, a decrease of $9.5 million or 60.9%, compared to $15.6 million during the third quarter of 2008. Income from operations as a percentage of net sales decreased to 14.0% in the third quarter of 2009 from 21.0% in the same period of 2008 for the reasons discussed above.
Interest Expense. Interest expense was flat at $2.0 million in both the third quarter of 2009 and 2008 as a result of fixed interest rates on our outstanding 8 3/4% senior notes of $87.1 million.
Interest Income. We invested our excess cash in various short-term interest bearing investments. Interest income was $0.1 million in the third quarter of 2009 compared to $0.5 million during the third quarter of 2008. The decrease was the result of lower invested cash balances during the period ended September 30, 2009 compared to the three months ended September 30, 2008. Additionally, effective interest rates on our investments were lower in the quarter ended September 30, 2009, compared to rates available to us in the quarter ended September 30, 2008.
Other Income, Net.  Other income was $1.6 million during the third quarter of 2009, an increase of $0.4 million compared to income of $1.2 million reported in the third quarter of 2008.  In the third quarter of 2009, we reported income of $1.5 million from a cash payment received from a third-party for cancellation of its obligation to develop a potential new product for us.  In the third quarter of 2008, we reported income of $1.3 million as a result of a similar cancellation. We also reported net realized and unrealized gains of $0.2 million on our trading securities in the three months ended September 30, 2009 compared to net losses of $0.1 million in the three months ended September 30, 2008.
Income Taxes. We recorded a tax provision from our continuing operations of $2.0 million for the quarter ended September 30, 2009, compared to a tax provision of $5.0 million in the comparable period of 2008. Our effective income tax rate of 34.6% in the third quarter of 2009 differs from the current federal U.S. statutory rate of 35.0%, primarily as a result of foreign withholding taxes on royalty income, additional tax credits generated on the U.S. federal income tax return and the impact of non-deductible expenses on our worldwide taxes. Our worldwide provision for income taxes is based on projected annual tax rates for the year applied to all of our sources of income.
Net Income. As a result of the factors noted above, we reported net income of $3.8 million in the third quarter of 2009, a decrease of $6.5 million compared to net income of $10.3 million during the third quarter of 2008.

First Nine Months of 2009 Compared to the First Nine Months of 2008
The following tables show our net sales by market segment and geographic location for the nine months ended September 30, 2009 and 2008:
Sales by Market
Nine Months Ended September 30

	% of Sales
Market	2009	2008
Construction and Mining	34.5%	47.8%
Aircraft and Defense	28.5%	19.8%
Agriculture	14.6%	14.6%
Heavy Truck	9.5%	9.2%
Performance Friction	7.4%	4.2%
Specialty Friction	4.0%	3.6%
Alternative Energy	1.5%	0.8%

Total	100.0%	100.0%

Sales by Geographic Location of our Manufacturing Facilities
Nine months ended September 30

	% of Sales
Location	2009	2008
United States	73.5%	56.7%
Italy	22.3%	38.0%
Other Foreign	4.2%	5.3%

Total	100.0%	100.0%

The following table summarizes our results of operations for the nine month periods ended September 30, 2009 and 2008, respectively:

	Nine Months Ended September 30
		% of		% of
	2009	Sales	2008	Sales
	(dollars in millions)

Net sales	$126.8	100.0%	$211.8	100.0%

Cost of sales	$92.9	73.3%	$148.1	70.0%

Gross profit	$34.0	26.8%	$63.6	30.0%

Selling, technical and administrative expenses	$21.8	17.2%	$29.4	13.9%

Income from operations	$11.8	9.3%	$33.7	15.9%

Interest expense	$(6.1)	-4.8%	$(6.0)	-2.8%

Interest income	$0.4	0.3%	$1.7	0.8%

Other income, net	$1.7	1.3%	$1.6	0.8%

Income taxes	$2.8	2.2%	$10.6	5.0%

Income from continuing operations, after income taxes	$5.0	3.9%	$20.3	9.6%

Discontinued operations, net of tax	$(0.2)	-0.2%	$(1.9)	-0.9%

Net income	$4.8	3.8%	$18.4	8.7%
Net Sales. Our net sales for the first nine months of 2009 were $126.8 million, a decrease of $85.0 million or 40.1% from the same period in 2008. Sales declines during the period resulted primarily from the continued economic downturn in most of our end-markets and unfavorable foreign currency exchange rates. Of our total sales decrease of 40.1% in the first nine months of 2009, volume represented approximately 39.8 of the total percentage point decrease and unfavorable foreign currency exchange rates represented 1.9 of the total percentage point decline offset by pricing which accounted for a benefit of approximately 1.6 of the total percentage point change.
Our aggregate aircraft and defense markets were down 13.7% in the first nine months of 2009, compared to the first nine months of 2008, due to weakness in the commercial aircraft market partially offset by positive demand in our defense market. Our sales to the construction and mining market, our largest, were down 56.8% in the first nine months of 2009, compared to 2008. Sales to our agriculture market were down 40.1% in the first nine months of 2009, compared to 2008, as a result of weak market conditions, especially in Europe. Sales to our heavy truck market decreased 38.3% during the first nine months of 2009, compared to the first nine months of 2008, due to the decline in truck production during the period and reduced freight volumes being shipped with existing vehicles. Sales in our friction direct aftermarket that we service through the Velvetouch® and Hawk Performance® brand names decreased 20.3% in the first nine months of 2009 compared to the first nine months of 2008. However, sales of our performance automotive brake product, which are part of this market segment, were up 6.9% during the first nine months of 2009 compared to 2008.
Net sales from our foreign facilities represented 26.5% of our total net sales in the first nine months of 2009 compared to 43.3% for the comparable period of 2008. The decline in our foreign facility revenues, as a percent of total revenue, was due primarily to the downturn in the European and Asian markets. Sales at our Italian operation, on a local currency basis, were down 60.8% in the first nine months of 2009, compared to the first nine months of 2008, and sales at our Chinese operation, on a local currency basis, were down 59.7% during the same period, primarily due to declines in the construction and agriculture markets served by those facilities.

Cost of Sales. Cost of sales was $92.9 million during the first nine months of 2009, a decrease of $55.2 million, or 37.3%, compared to cost of sales of $148.1 million in the first nine months of 2008. The primary drivers of the reduction in our cost of sales during the period were decreased sales and production volumes through all of our manufacturing facilities, which represented approximately 34.5 percentage points of the total cost of sales decrease. Additionally, product mix represented 0.8 percentage points of the total decrease of 37.3% during the quarter. The effect of foreign currency exchange rates accounted for 2.0 percentage points of our total cost of sales decrease of 37.3% during the first nine months of 2009. As a percent of sales, our cost of sales represented 73.3% of our net sales in the first nine months of 2009 compared to 70.0% of net sales in the comparable period of 2008. The increase in our cost of sales percentage was driven by the impact of lower production volumes, the impact of inventory reductions and the effect of foreign currency exchange rates partially offset by labor reductions programs which occurred earlier in 2009 and favorable product mix. During the first nine months of 2009, we reduced our global production workforce by approximately 20.0% from December 31, 2008 levels in response to reduced production requirements during the period.
Gross Profit. Gross profit was $34.0 million during the first nine months of 2009, a decrease of $29.6 million, or 46.5%, compared to gross profit of $63.6 million in the first nine months of 2008. Our gross profit margin declined to 26.8% of our net sales in the first nine months of 2009 compared to 30.0% of our net sales in the comparable period of 2008. The factors impacting the change in gross margin are detailed under Net Sales and Cost of Sales.
Selling, Technical and Administrative Expenses. ST&A expenses decreased $7.6 million, or 25.9%, to $21.8 million in the first nine months of 2009 from $29.4 million during the first nine months of 2008. As a percentage of net sales, ST&A was 17.2% in the first nine months of 2009 compared to 13.9% in the first nine months of 2008. The decrease in ST&A expenses resulted primarily from a decrease in incentive compensation totaling approximately 14.1 percentage points of the 25.9% decrease in response to the lower levels of business activity during the first nine months of 2009, compared to the first nine months of 2008. Wages and benefits expense decreased approximately 8.2%, or 3.7 percentage points of the total 25.9% decrease, during the first nine months of 2009 compared to the same period of 2008, as a result of headcount reductions during the period as well as a salary freeze implemented during 2009. During the nine months ended September 30, 2009, we reported $0.5 million in additional compensation expense related to net realized and unrealized gains in the value of our Company sponsored non-qualified deferred compensation plan liabilities. This expense is offset by a corresponding gain in our trading securities which approximate the plan’s liabilities during the nine month period which we report in Other income, net in our Consolidated Statements of Operations. Additionally, during the first quarter of 2009, we took a charge of approximately $0.3 million for severance expense as a result of the implementation of an employment termination program. Decreases in legal and professional expenses represented approximately 4.1 percentage points of the 25.9% decrease as a result of reduced expenditures related to the SEC investigation. Additionally, sales and marketing expenses, down in response to lower sales demand and reduced promotional activities, representing 2.3 percentage points of the total 25.9% decrease. We spent $3.6 million, or 2.8% of our net sales on product research and development in the first nine months of 2009, compared to $4.0 million or 1.9%, of our net sales for the first nine months of 2008.
Income from Operations. As a result of the factors discussed above, income from operations was $11.8 million in the first nine months of 2009, a decrease of $21.9 million or 65.0%, compared to $33.7 million during the first nine months of 2008. Income from operations as a percentage of net sales decreased to 9.3% in the first nine months of 2009 from 15.9% in the comparable period of 2008 for the reasons discussed above.
Interest Expense. Interest expense was $6.1 million in the first nine months of 2009 compared to $6.0 million during the first nine months of and 2008, primarily as a result of fixed interest rates on our outstanding 8 3/4% senior notes of $87.1 million.
Interest Income. We invested our excess cash in various short-term interest bearing investments. Interest income was $0.4 million in the first nine months of 2009 compared to $1.7 million during the first nine months of 2008. The decrease was the result of lower invested cash balances during the period ended September 30, 2009 compared to the nine months ended September 30, 2008. Additionally, effective interest rates on our investments have dropped significantly in the nine months ended September 30, 2009, compared to rates available to us in the comparable period ended September 30, 2008.
Other Income, Net.  Other income was $1.7 million during the first nine months of 2009, an increase of $0.1 million compared to income of $1.6 million reported for the first nine months of 2008.  In the third quarter of 2009, we reported income of $1.5 million from a cash payment received from a third-party for cancellation of its obligation to develop a potential new product for us.  In the third quarter of 2008, we reported income of $1.3 million as a result of a similar cancellation.  We also reported net realized and unrealized gains of $0.5 million on our trading securities in the nine months ended September 30, 2009, compared to net losses of $0.1 million in the nine months ended September 30, 2008. Additionally, we reported foreign currency exchange transaction losses of $0.3 million during the nine months ended September 30, 2009, compared to foreign currency exchange transaction gains of $0.4 million in the nine month period of 2008.
Income Taxes. We recorded a tax provision for our continuing operations of $2.8 million for the nine months ended September 30, 2009, compared to $10.6 million in the comparable period of 2008. Our effective income tax rate of 36.0% in the first nine months of 2009 differs from the current U.S. statutory rate of 35.0%, primarily as a result of a the impact of non-deductible expenses on our worldwide taxes. Our worldwide provision for income taxes is based on annual tax rates for the year applied to all of our sources of income.

Discontinued Operations, Net of Tax. During the first quarter of 2008, we committed to a plan to divest our performance racing segment which operated two facilities in the United States. In May 2008, we sold our North Carolina facility and in December 2008, we sold our Illinois facility. The residual operating activity of our discontinued operations, which consists primarily of adjustments to amounts previously reported in discontinued operations and related legal and professional expenses, is reflected in the following summary of results of our discontinued operations for the period ended September 30, 2009 and 2008.

	Nine Months Ended
	September 30
	2009	2008
	(dollars in millions)
Net sales	$—	$6.8

Loss from discontinued operations, before income taxes	$(0.3)	$(0.9)
Loss on sale of discontinued operations, before income taxes	—	(1.9)
Income tax benefit	(0.1)	(0.9)

Loss from discontinued operations, after income taxes	$(0.2)	$(1.9)

Net Income. As a result of the factors noted above, we reported net income of $4.8 million in the first nine months of 2009, a decrease of $13.6 million, or 73.9% compared to net income of $18.4 million during the comparable period of 2008.
Liquidity, Capital Resources and Cash Flows
Current economic and market conditions have placed significant constraints on the ability of many companies to access capital in the debt and equity markets. Our access to capital resources that provide liquidity generally has not been materially affected by the current credit environment. We are not aware of any material trend, event or capital commitment which would potentially adversely affect our liquidity. In the event such a trend develops, we believe that our net cash and short-term investment position, coupled with our availability under our bank facilities, will continue to be sufficient to support our operations, to pay interest on our indebtedness, and to fund anticipated capital expenditures. We believe that cash, cash equivalents, interest on and proceeds from short-term investments, cash flow from operating activities and borrowing availability under our bank facilities will be sufficient to satisfy our working capital, capital expenditures, debt requirements and our internal growth needs for the next twelve months.
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

The following selected measures of liquidity, capital resources and cash flows outline various metrics that are reviewed by our management and are provided to our shareholders to enhance the understanding of our business:

	September 30, 2009	December 31, 2008
	(dollars in millions)
LIQUIDITY
Cash and cash equivalents	$52.4	$62.5
Short-term investments	$33.9	$30.8
Working capital (1)	$117.9	$126.0
Current ratio (2)	4.9 to 1.0	3.4 to 1.0
Net debt as a % of capitalization (3) (4)	1.1%	N/A
Average number of days sales in accounts receivable	55 days	52 days
Average number of days sales in inventory	76 days	78 days

	Nine months ended September 30
	2009	2008
	(dollars in millions)
CASH FLOWS
Cash provided by operating activities of continuing operations	$10.1	$13.9
Cash (used in) provided by investing activities of continuing operations	(9.8)	6.2
Cash (used in) provided by financing activities of continuing operations	(11.0)	0.1
Effect of exchange rates on cash	0.7	(0.4)
Cash (used in) provided by discontinued operations	(0.2)	0.5

Net (decrease) increase in cash and cash equivalents	$(10.2)	$20.3

(1)	Working capital is defined as current assets minus current liabilities.

(2)	Current ratio is defined as current assets divided by current liabilities.

(3)	Net debt is defined as long-term debt, including current portion, and short-term borrowings, less cash and short-term investments. Capitalization is defined as net debt plus shareholders’ equity.

(4)	We have zero net debt at December 31, 2008 because our cash, cash equivalents and short-term investments were $6.2 million higher than total debt.
Cash and cash equivalents decreased $10.1 million to $52.4 million as of September 30, 2009, from $62.5 million at December 31, 2008. Short-term investments increased $3.1 million at September 30, 2009 from the December 31, 2008 balance. The net decrease in cash and cash equivalents and short-term investments of $7.0 million was driven by our payments of bi-annual interest on our senior notes, incentive compensation and profit sharing in the first nine months of 2009. In addition, we made a voluntary supplemental contribution into our domestic pension plans of $3.9 million in March 2009. We also repurchased $11.2 million of our common stock pursuant to our stock repurchase program in the first nine months of 2009.
In assessing liquidity, we review working capital measurements to identify areas for improvement. At September 30, 2009, our working capital was $117.9 million, a decrease of $8.1 million from December 31, 2008. The decrease in working capital in 2009 was primarily due to decreases in accounts receivable and inventory. Our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover. Days sales in accounts receivable increased to 55 days at September 30, 2009 from 52 days at December 31, 2008, primarily due to a proportional increase in sales at our Italian facility which has longer payment terms as is typical in the European marketplace. Days sales in inventory improved to 76 days at September 30, 2009, from 78 days at December 31, 2008, mainly attributable to our continued focus on controlling inventory to reduce overall inventory levels while meeting current customer demands.
At September 30, 2009, our current ratio was 4.9, an increase from the current ratio of 3.4 at December 31, 2008. The improvement in the current ratio was due primarily to the decrease in accounts payable resulting from our efforts to reduce spending levels for inventory and expense items to levels commensurate with lowered current business demands.
Net debt as a percentage of capitalization was 1.1% at September 30, 2009 compared to zero at December 31, 2008 due primarily to our decreased cash and equivalents level at September 30, 2009 compared to December 31, 2008.

Operating Activities
Cash provided by our operating activities from continuing operations through the third quarter of 2009 was $10.1 million, $3.8 million lower than the same period in 2008. Our ability to generate cash from internal operations may be affected by general economic, financial, competitive, legislative and regulatory factors beyond our control. Generally, our cash flow from operations fluctuates between quarters due to various factors, including customer order patterns, fluctuations in working capital requirements, timing of payments of bi-annual interest on our senior notes, timing of incentive compensation and profit sharing payments, changes in customer and supplier credit policies, and changes in customer payment patterns. In particular, we experienced lower levels of sales in the first nine months of 2009 compared to prior periods due to the impact of the economic slow-down, causing accounts receivable levels to decrease in the period which is a source of operating cash flow. During the first quarter of 2009, in addition to the payments of interest, incentive compensation and profit sharing noted above, we also made a voluntary supplemental contribution into our domestic pension plans of $3.9 million, which resulted in a decrease in an operating accrual and a use of operating cash. The reduced levels of inventories and service supplies required to be purchased, and our focus on reducing working capital, has resulted in lower accounts payable at September 30, 2009, using cash of $14.8 million in the period.
Investing Activities
Our investing activities from continuing operations used $9.8 million in the nine months ended September 30, 2009 compared to cash provided by investing activities of $6.2 million in the nine months ended September 30, 2008. Capital expenditures for property, plant and equipment were $6.9 million in the nine months ended September 30, 2009, compared to $9.2 million in the nine months ended September 30, 2008. Net short-term investment purchases and sales in 2009 used cash of $2.9 million compared to $15.1 million of cash provided in the 2008 period. During 2008, we received cash proceeds of $0.3 million from the sale of our Tex Racing facility, which was reported as a discontinued operation as of March 31, 2008.
Financing Activities
Cash used in financing activities was $11.0 million through the third quarter of 2009, compared to cash used of $0.1 million through the third quarter of 2008. We used $11.2 million and $0.3 million to repurchase shares of our common stock pursuant to our stock repurchase programs in the periods ended September 30, 2009 and 2008, respectively. At September 30, 2009, the approximate dollar value of shares that may yet be purchased under our stock repurchase program is $1.7 million. We received $0.2 million and $0.4 million in government grants during the nine months ended September 30, 2009 and 2008, respectively. In addition, we paid $0.3 million of costs and expenses associated with the June 2009 refinancing of our bank facility, which expires in June 2012. We had no outstanding borrowings under our bank facilities at September 30, 2009 or 2008.
Contractual Obligations and Other Commercial Commitments
There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2008. The table excludes our liability for unrecognized tax benefits, which totaled $0.6 million as of September 30, 2009 and December 31, 2008, since we cannot predict with reasonable reliability the timing of cash settlements, if any, with the respective taxing authorities.
Debt
The following table summarizes the components of our indebtedness:

	September 30	December 31
	2009	2008
	(dollars in millions)
Senior notes	$87.1	$87.1
Bank facilities (domestic and foreign)	—	—

Total debt	$87.1	$87.1

On June 12, 2009 we entered into a new three year bank facility with KeyBank National Association. See Note 7 to the unaudited consolidated financial statements for further detail.
At September 30, 2009, there were no amounts borrowed under our bank facility and $0.9 million of letters of credit outstanding under our $2.0 million letter of credit sub-facility. At December 31, 2008, there were no amounts borrowed under our old credit facility and $0.7 million of letters of credit outstanding under our letter of credit sub-facility. At September 30, 2009 and December 31, 2008, we had $15.4 million and $18.3 million, respectively, available to borrow based on our eligible collateral less the letters of credit outstanding.
We have entered into a short-term, variable-rate, unsecured line of credit of up to $3.4 million (2.3 million Euros) with an Italian financial institution at our facility in Italy. There were no borrowings under this credit facility at September 30, 2009 or December 31, 2008.
As of September 30, 2009 and December 31, 2008, we were in compliance with the provisions of all of our debt instruments.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk since December 31, 2008. See Item 7A in our Form 10-K for the year ended December 31, 2008, filed with the SEC on March 10, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of September 30, 2009, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, our Chief Executive Officer, and interim Chief Accounting Officer each concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting in the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On August 4, 2009, Joseph J. Levanduski, our then Chief Financial Officer, received a notification from the staff of the SEC (the Staff), commonly referred to as a “Wells Notice.” This notice indicates that the Staff intends to recommend to the Commissioners of the SEC that the SEC bring a civil injunctive action and institute a follow-on public administrative proceeding pursuant to Rule 102(e) of the SEC’s Rules of Practice against Mr. Levanduski alleging that he aided and abetted violations of Section 17(a) of the Securities Act of 1933, as amended, and Sections 9(a)(2) and 10(b) of the Exchange Act and Rule 10b-5 thereunder and violated SEC Regulation FD. Hawk believes that the violations alleged to have been committed by Mr. Levanduski relate to events that are alleged to have occurred on June 30, 2006. However, the SEC allegations may relate to a different date or time period. There can be no assurance that the SEC will not issue a Wells Notice to Hawk in connection with the SEC investigation.
Under the process established by the SEC, before the Staff can make a formal recommendation regarding what action, if any, should be taken by the Commissioners of the SEC with respect to Mr. Levanduski, he has the opportunity to engage in discussions with, and make a submission to, the SEC regarding whether a civil injunctive action should be filed. Mr. Levanduski has made this submission to the SEC.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by Hawk during the nine months ended September 30, 2009, of equity securities registered by Hawk under the Securities Exchange Act of 1934.
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Shares
	Total	Average	Shares Purchased	that May Yet
	Number	Price	as Part of Publicly	Be Purchased Under
	of Shares	Paid per	Announced Plans or	the Plans or Programs (2)
Period	Purchased	Share	Programs (1)	(in millions)

7/1/09 to 7/31/09	—	$—	983,322	$1.8 million
8/1/09 to 8/31/09	5,500	$14.51	988,822	$1.7 million
9/1/09 to 9/30/09	—	$—	988,822	$1.7 million

(1)	On November 24, 2008, we announced a plan, approved by our Board of Directors, to repurchase up to $15.0 million of our shares of Class A common stock in the open market, through privately negotiated transactions or otherwise, in accordance with securities laws and regulations (the Repurchase Plan). Under the terms of our indenture relating to the senior notes as of September 30, 2009, we are permitted to repurchase up to $15.0 million of our shares of Class A common stock based on our cumulative net income and other allowable purchase provisions through September 30, 2009.

(2)	The approximate value of additional shares that may be repurchased pursuant to the Plan is $1.7 million. The Repurchase Plan will expire when the aggregate repurchase price limit is met, unless terminated earlier by our Board of Directors.
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

Date: November 6, 2009	HAWK CORPORATION
	By:	/s/ RONALD E. WEINBERG
Ronald E. Weinberg
Chairman of the Board and Chief Executive Officer (principal executive officer)

	By:	/s/ JOHN T. BRONSTRUP
John T. Bronstrup
interim Chief Accounting Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
No.		Description

31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or Furnished herewith