Form 10-K
period 2009-12-31
HAWK CORP
filed 2010-03-10
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal year ended December 31, 2009
Commission File No. 001-13797
HAWK CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	34-1608156

(State of incorporation)	(I.R.S. Employer Identification No.)
200 Public Square, Suite 1500, Cleveland, Ohio 44114
(Address of principal executive offices) (Zip Code)
(216) 861-3553
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Class A Common Stock, par value $.01	NYSE Amex
8 3/4% Senior Notes due 2014	NYSE Amex
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act: YES ☐ NO ☑
The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2009 was $71,220,401 (based on the closing price as quoted on the NYSE Amex Stock Exchange on that date).
As of March 8, 2010, the registrant had 7,974,937 shares of Class A Common Stock, net of treasury shares, and 0 shares of Class B non-voting Common Stock outstanding. As of that date, non-affiliates held 5,058,008 shares of Class A Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders of Hawk Corporation to be held on May 25, 2010 are incorporated by reference into Part III of this Form 10-K.
As used in this Form 10-K, the terms “Company,” “Hawk,” “Registrant,” “we,” “us” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-K is as of December 31, 2009.
Part I

ITEM 1.	BUSINESS
Our Company
Hawk Corporation is a leading supplier of friction products for industrial, aircraft, agricultural and performance applications. We focus on designing, manufacturing and marketing products requiring sophisticated engineering and production techniques for applications in markets in which we have achieved a significant market share. Our friction products include parts for brakes, clutches and transmissions used in construction and mining vehicles, agricultural vehicles, trucks, motorcycles and race cars, and brake parts for landing systems used in commercial and general aviation. Our friction products typically provide the wear surface in a brake or clutch application which is highly engineered to perform in a given application. They are principally made from proprietary formulations and designs of composite materials and metal powders. We also manufacture fuel cell components.
Founded in 1989, Hawk Corporation is a holding company that through our subsidiaries enjoys customer relationships that span 50 years or more and has a manufacturing history dating back to 1920. Our common stock has been publicly traded since 1998 under the symbol “HWK”.
Our principal offices are located at 200 Public Square, Suite 1500, Cleveland, Ohio 44114-2301, and we can be reached by telephone at (216) 861-3553. Our web site address is: www.hawkcorp.com.
Friction Products Information
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
We believe that, based on net sales, we are one of the top worldwide manufacturers of friction products used in off-highway, on-highway, industrial, agricultural, performance and aircraft applications. Our friction products business manufactures parts and components made from proprietary formulations of composite materials, primarily consisting of metal powders and synthetic and natural fibers. Friction products are used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Our friction products include parts for brakes, clutches and transmissions used in construction and mining vehicles, agricultural vehicles, military vehicles, trucks, motorcycles and race cars, and brake parts for landing systems used in commercial and general aviation. We believe we are:
•	a leading domestic and international supplier of brake and clutch friction materials for construction and mining equipment, agricultural equipment and trucks,
•	the leading North American independent supplier of metallic friction materials for braking systems for new and existing series of many commercial and military aircraft models, including Boeing, EADS, Lockheed and United Technologies, as well as the Canadair regional jet series,
•	the largest supplier of metallic friction materials for the general aviation market, including numerous new and existing series of Cessna, Hawker, Lear and Pilatus aircrafts, and

•	a leading domestic supplier of friction materials into performance, defense and specialty markets such as military vehicles, motorcycles, race cars, performance automobiles, and ATVs.
In our fuel cell component business we believe we are:
•	a leading supplier of critical stack components used in the manufacture of phosphoric acid fuel cells. The fuel cells which use our stack components are a major presence in the on-site stationary fuel cell market.
Discontinued Operations
During 2008, we completed the divestitures of the two domestic operating facilities of our performance racing segment. On May 30, 2008, we completed the sale of our performance racing facility in North Carolina and reported a loss on sale of $1.9 million ($1.3 million, net of tax). This loss is reported in (Loss) income from discontinued operations, after income taxes in the Consolidated Statement of Operations for the year ended December 31, 2008. On December 22, 2008, we completed the sale of our performance racing facility in Illinois and reported no gain or loss on the transaction.
The sale of our precision components segment closed in the first quarter of 2007, and we reported a gain on sale of the precision components segment of $15.0 million ($11.9 million, net of tax). This gain is reported in (Loss) income from discontinued operations, after income taxes in the Consolidated Statement of Operations for the year ended December 31, 2007.
In connection with the sale of our Monterrey, Mexico facility in 2006, we received a note receivable of $1.2 million. During the fourth quarter of 2008, the note holder defaulted on its repayment obligation and we recorded a reserve of $1.0 million due to our uncertainty of collecting this remaining outstanding balance of the note receivable. During the fourth quarter of 2009, we were able to successfully negotiate a settlement arrangement with the note holder and realized $0.1 million of income in (Loss) income from discontinued operations, after income taxes for the year ended December 31, 2009. During 2007, we received an audit assessment from the Mexican tax authority related to certain tax matters associated with our Mexican discontinued operation and recorded an after tax discontinued operations expense of approximately $1.0 million related to this assessment in the year ended December 31, 2007. In 2008, we received a favorable ruling from the Mexican tax authority and recognized $0.8 million of income in (Loss) income from discontinued operations, after income taxes in the year ended December 31, 2008 as a result of this favorable ruling.
There are no remaining assets or liabilities classified as discontinued operations recorded in the Consolidated Balance Sheets at December 31, 2009 or 2008. Through December 31, 2009, we continue to make adjustments to amounts previously reported as discontinued operations and incur legal and professional expenses associated with the finalization of legal matters and closure of our legal presence in Mexico. This residual activity is included in the following summary of our results of discontinued operations:

	Year Ended December 31
	2009	2008	2007
	(dollars in millions)
Net sales	$—	$7.4	$20.1

(Loss) from discontinued operations, before income taxes	$(0.2)	$(1.8)	$(3.1)
(Loss) gain on sale of discontinued operations, before income taxes	—	(1.9)	15.0
Income tax (benefit) expense	(0.1)	(2.0)	2.4

(Loss) income from discontinued operations, after income taxes	$(0.1)	$(1.7)	$9.5

Business Strategy
Our business strategy includes the following principal elements:
•	Continued Product Innovation. We believe that we are an industry leader in the development of systems, processes and technologies that enable us to manufacture friction products with numerous performance advantages, such as greater wear resistance, increased stopping power, lower noise and smoother engagement. We are committed to maintaining our technological advantages. As a result, we are focusing our research and development efforts on improving our existing products and developing materials and technologies for new applications for our existing end markets. We seek new product developments and production techniques that will enable us to develop new applications for our existing end markets. For the year ended December 31, 2009, we spent $4.7 million on research and development, which is a higher percentage of our net sales than in the previous year at 2.7%, compared to $5.4 million, or 2.0% of our net sales for the year ended December 31, 2008.

•	Focus on High-Margin, Specialty Applications. We focus on markets that require sophisticated engineering and production techniques and in which we have achieved a significant market share. We seek to compete in markets requiring a high level of engineering expertise and technical capability, rather than in markets in which the primary competitive factor is product pricing. Our gross margins were 27.5% for the year ended December 31, 2009 and 28.6% for the year ended December 31, 2008.

•	Capitalize on Aftermarket Opportunities. We estimate that total aftermarket sales of our friction products have comprised approximately 40% to 50% of friction product sales in recent years. A substantial portion of our sales to original equipment manufacturers serve the aftermarket needs of their equipment in the field Separately, we have an expanded aftermarket sales force to focus on increasing direct aftermarket sales under our VelveTouch® and Hawk Performance® brands, to fleets, industrial and retail customers. For the year ended December 31, 2009, our direct aftermarket sales were $24.5 million, or 14.2% of our sales, a decrease of 15.2% from 2008. Our aftermarket sales enable us to reduce our exposure to adverse economic cycles in the original equipment markets. Sales of our friction products can offer decades of continued sales for products such as aircraft brakes, heavy duty trucks and construction equipment which have a large population of equipment in the field.

•	Institute Cost-Reduction Initiatives. To maintain our profit margins in highly competitive markets and in periods of rising raw material costs, we aggressively manage our operating cost structure. Through various cost reduction programs, lean manufacturing initiatives and Six Sigma projects, we continue to look for ways to lower the total cost of manufacturing our products. We use an incentive-based compensation system to further align our employees with our focus on providing products of the highest quality and at the lowest cost.

•	Globalization. In addition to the United States, we have friction manufacturing facilities in Italy, China and Canada and sales representatives in Russia, India and Mexico. Through our worldwide distribution network, we continue to selectively expand our international operations in established markets throughout Europe, Asia, North America, South America and Australia. Net sales from our foreign manufacturing facilities represented $46.9 million, or 27.2%, of our consolidated net sales for the year ended December 31, 2009, and $112.2 million, or 41.6%, of our consolidated net sales in 2008.

•	Acquisitions. We have made a strategic decision to focus our corporate resources on the friction products business and divested our performance racing segment in 2008 and our precision components segment in 2007. Currently, we are reviewing opportunities to acquire businesses in friction products or related to friction.

Our Principal Markets and Products
We focus on supplying the off-highway, on-highway, industrial, agricultural, aircraft, performance racing and alternative energy markets with components that require sophisticated engineering and production techniques for applications where we have achieved a significant market share. We have diversified our end markets through product line expansions. We believe that diversification has reduced our economic exposure to the cyclical effects of any particular industry. For the years ended December 31, 2009 and 2008, our sales by principal markets were:
Sales by Principal Markets

	% of Sales
Market	2009	2008
Construction and Mining	36.5%	47.2%
Aircraft and Defense	27.5%	20.3%
Agriculture	14.2%	15.0%
Truck	9.7%	9.2%
Performance Friction	6.9%	3.9%
Specialty Friction	3.8%	3.6%
Alternative Energy	1.4%	0.8%

Total	100.0%	100.0%

Friction Products
Friction products are the replacement elements used in brakes, clutches and transmissions which make contact with an opposing surface. In the case of brakes, the material absorbs vehicular energy and dissipates it through heat and normal mechanical wear. In the case of clutches and transmissions, the material employs its friction characteristics to engage and control the motion of the vehicle. Our friction products include friction components for use in automatic and power shift transmissions, clutch facings that serve as the main contact point between an engine and a transmission, and brake components for use in many truck, construction, mining, agriculture, aircraft and specialty vehicle braking systems. Our friction products segment manufactures products made from proprietary formulations of composite materials that primarily consist of metal powders and synthetic and natural fibers.
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
•	Construction and Mining Equipment. We supply friction products such as transmission discs, clutch facings and brake components to manufacturers of construction and mining equipment, including Caterpillar, Volvo and Carraro. We believe we are one of the largest suppliers of these types of friction products. Replacement components for construction equipment are sold through original equipment manufacturers as well as directly to aftermarket distributors.

•	Aircraft and Defense. We believe we are a leading independent supplier of friction products to the manufacturers of aircraft braking systems for Boeing, European Aeronautic Defense and Space, Lockheed, United Technologies and Bombardier, as well as certain military aircraft. We believe we are also the largest supplier of metallic friction products to the general aviation (non-commercial airline, non-military) market, supplying friction materials for aircraft such as Cessna, Hawker, Lear and Pilatus.

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

We supply brake pads for military vehicles and for a number of military aircraft applications.

•	Agriculture Equipment. We supply friction products such as clutch facings, transmission discs and brake components to manufacturers of agriculture equipment, including John Deere and Case New Holland. We believe we are one of the largest domestic suppliers of these types of friction products. Replacement components for agricultural equipment are sold through original equipment manufacturers and directly to aftermarket distributors.

•	Medium and Heavy Trucks. We supply friction products for clutch buttons and facings used in medium and heavy trucks to original equipment manufacturers, such as Eaton and ZF Sachs. We believe we are the leading domestic supplier of replacement friction products used in these applications. Replacement components are sold through original equipment manufacturers and directly to aftermarket distributors.

•	Performance and Specialty Friction. We supply friction products for use in specialty applications, such as brake pads for high performance street cars such as Corvettes and BMW’s, race cars, fleet vehicles such as delivery trucks, police cars and ambulances as well as motorcycles. We believe that we have increased our market share with our combination of superior quality and product performance. Our replacement components are sold through original equipment manufacturers and directly to aftermarket distributors through relationships with national automotive retailers such as Tire Rack.

•	Alternative Energy. We supply critical stack components used in manufacture of phosphoric acid fuel cells. The fuel cells that use our stack components dominate the on-site stationary fuel cell market. We continue to work with the State of Ohio and our customer to develop manufacturing equipment and processes that advance the state of the fuel cell component manufacturing.
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
Our fuel cell manufacturing processes utilize forms of blending, molding and the secondary machining processes described above.
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
Our Global Operations
Net sales from our international manufacturing facilities represented $46.9 million, or 27.2% of our consolidated net sales in 2009 compared to $112.2 million or 41.6% of our consolidated net sales in 2008. In addition to the United States, we operate friction manufacturing facilities in Orzinuovi, Italy, Suzhou, China, and Ontario, Canada. We also operate sales offices in Russia, India and Mexico.
Sales by Geographic Location of our Manufacturing Facilities

	% of Sales
Location	2009	2008
United States	72.8%	58.4%
Italy	22.9%	36.4%
Other foreign	4.3%	5.2%

Total	100.0%	100.0%

For information regarding our net sales and total assets by geographic area see Note 16 “Principal Markets and Geographic Disclosures” in the accompanying Consolidated Financial Statements of this Form 10-K. Information related to economic, regulatory and other risks associated with international operations is included in “Item 1A. Risk Factors.”

Our Technology
We believe we are an industry leader in the development of systems, processes and technologies that enable the manufacturing of friction products with numerous performance advantages, such as greater wear resistance, increased stopping power, lower noise and smoother engagement. Our expertise is evidenced by our aircraft brake components, which are currently being installed on many of the braking systems of Boeing Company’s commercial aircraft and certain of Bombardier’s Canadair regional jet series of commuter aircraft. Our product is also being installed on new series of industrial equipment from various original equipment manufacturers.
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
Our expenditures for product research and development and engineering were $4.7 million, or 2.7% of net sales, for the year ended December 31, 2009 compared with $5.4 million, or 2.0% of net sales, in 2008.
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
We sell our friction products to a diversified group of original equipment manufacturers, second tier component suppliers, retailers and distributors in a wide variety of markets. Our top five customers represented 44.5% of our consolidated net sales in 2009 compared to 43.9% of our consolidated net sales in 2008. Our largest customer, Caterpillar, represented approximately 17.3% of our consolidated net sales in 2009 and 19.1% in 2008.
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
Our Competition
Our success depends on our ability to provide superior solutions for customer applications while providing timely delivery and consistent quality capability, particularly for original equipment manufacturing customers. For the aftermarket we must offer a quality product, consistent with Hawk’s reputation, together with prompt delivery for a wide variety of aftermarket applications.
We compete for new business principally at the beginning of the development of new applications and at the redesign of existing applications by our customers. For example, developing brake and transmission systems can begin several years before full-scale production due to the testing regiments required by the manufacturers. Initiatives by customers to upgrade existing products typically involve long lead times as well. We also compete with manufacturers using different technologies, such as carbon composite (carbon-carbon) friction materials for aircraft braking systems. Carbon-carbon braking systems are significantly lighter than the metallic aircraft braking systems for which we supply friction materials, however they are generally more expensive. The carbon-carbon brakes are typically used on wide-body aircraft, such as the Boeing 747, 767, 777 and 787, and on military aircraft, where the advantages in reduced weight may justify the additional expense.

The Suppliers and Prices of Raw Materials We Use
We require substantial amounts of raw materials, including copper and iron powders, steel and custom-fabricated cellulose sheet. Substantially all of the raw materials we require are purchased from third party suppliers and are generally in adequate supply. However, the availability and costs of raw materials may be subject to change due to, among other things, new laws or regulations, suppliers’ allocation among their customers to other purchasers, interruptions in production by suppliers and changes in exchange rates and worldwide price and demand levels. Recently, we have experienced an increase in our lead times related to deliveries of certain grades of steel because many mills continue to ration their capacity levels. We have taken actions to address these market dynamics such as dual-sourcing the supply of our key raw materials. Although alternate sources generally exist for most of our key raw materials, qualification of these sources could take a year or more. Our inability to obtain adequate supplies of raw materials for our products at favorable prices could have a material adverse effect on our business, financial position or results of operations by decreasing our profit margins and by hindering our ability to deliver products to our customers on a timely basis.
Government Regulation of Our Businesses
Each aircraft braking system, including the friction products supplied by us, must meet stringent FAA criteria and testing requirements. We have been able to meet these requirements in the past, and we continuously review FAA compliance procedures to help ensure our continued and future compliance.
Environmental, Health and Safety Matters
We are subject to environmental standards imposed by federal, state, local and foreign environmental laws and regulations, including those related to air emissions, wastewater discharges, chemical and hazardous waste management and disposal. Some of these environmental laws hold owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances, materials or wastes, pollutants or contaminants. Our compliance with environmental laws also may require the acquisition of permits or other authorizations for some kinds of activities and compliance with various standards or procedural requirements. We are also subject to the federal Occupational Safety and Health Act and similar foreign and state laws. The nature of our operations, the long history of industrial uses at some of our current or former facilities, and the operations of predecessor owners or operators of some of the businesses expose us to risk of liabilities or claims with respect to environmental and worker health and safety matters.
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
We do not believe that existing or pending climate change legislation, regulation, or international treaties or accords are reasonably likely to have a material effect in the foreseeable future on our business or markets that we serve, nor on our results of operations, capital expenditures or financial position. We will continue to monitor emerging developments in this area.
Our Intellectual Property
We own or are licensed to use various intellectual property rights, including patents, trademarks and trade secrets. Our federally registered trademarks include Hawk®, Wellman Friction Products®, Wellman Products Group®, SK Wellman®, Hawk Brake®, Hawk Performance®, Fibertuff®, Feramic® and VelveTouch®. To protect our intellectual property, we rely on a combination of internal procedures, confidentiality agreements, patents, trademarks, trade secrets law and common law, including the law of unfair competition. While such intellectual property rights are important to us, we do not believe that the loss of any individual property right would have a material adverse impact on our overall business.

Personnel
At December 31, 2009, we had 619 domestic employees and 334 international employees at our operations.
Approximately 210 employees at our Orzinuovi, Italy facility are represented by a national mechanics union agreement that expires in December 2012 and approximately 25 employees at our Akron, Ohio facility are covered under a collective bargaining agreement with the United Automobile Workers expiring in July 2012. Additionally, 205 of our Italian employees are also covered by an internal facility agreement that expires in December 2012. Our labor relations are generally satisfactory, and there have been no significant work stoppages in recent years.

ITEM 1A.	RISK FACTORS
This discussion includes forward-looking statements which are subject to certain risks and uncertainties as discussed in Item 2 “Management’s Discussion and Analysis of Financial Position and Results of Operations” and elsewhere in this report.
Worldwide economic conditions and credit tightening could adversely affect our results of operations and financial position.
Our business may be adversely impacted by changes in the United States or global economic conditions, including inflation, deflation, interest rates, the ability of capital, consumer spending rates, energy availability and costs, and the effects of governmental initiatives to manage economic conditions. Volatility in financial markets and the deterioration of national and global economic conditions could materially adversely impact our operations, financial results or liquidity including the following: the financial stability of our customers or suppliers may be compromised, which could result in additional bad debt for us or non-performance by suppliers; it may become more costly or difficult to obtain financing or refinance our debt in the future; the value of our assets held in pension plans may decline; and/or our assets may be impaired and subject to write down or write off.
Uncertainty about global economic conditions may cause decrease in purchases or usage of our products by customers; reduction in purchases of our products by our customers due to their efforts to reduce inventory and conserve cash or their inability to obtain financing; disruption in our business due to our inability to obtain raw material from our suppliers; and/or decreased profit margins due to less demand for our products. A further deterioration in economic conditions would likely exacerbate these adverse effects and could result in a wide-ranging and prolonged impact on general business conditions, thereby negatively impacting our business, results of operations and financial position.
We may not fully realize the benefits from our cost reduction initiatives and efforts to increase productivity
Our ongoing cost reduction initiatives may not produce anticipated results. No assurance can be given that the implementation of the cost reduction initiatives will generate all of the anticipated cost savings and other benefits or that future or additional measures are not required. We may have incorrectly anticipated the extent and term of the market decline and weakness for our products and we may be forced to restructure further or may incur future operating charges due to poor business conditions.
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

The staff of the SEC (the Staff) has orally confirmed that it does not intend to recommend that any enforcement action be instituted against Hawk. However, there can be no assurance that the Staff will not reverse its decision and ultimately decide to recommend such an action, or that the SEC itself will not institute such an action.
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
We have broad discretion over the use of our cash and short-term investments.
We have broad discretion over the use of our cash and short-term investments, provided we comply with the terms of our senior notes and our bank facility. We continue to explore options to utilize our cash and short-term investments, including stock repurchases, senior note repurchases and acquisitions. The terms of any investment or transaction including acquisitions have not yet been determined, and no assurances can be made as to the structure, price or other terms of such investment or transaction, the impact of such investment or transaction on our business, results of operations and financial position or that such investment or transaction will be available to us on favorable terms or at all. If we fail to apply these funds effectively, our business, results of operations and financial position may be adversely affected.
Our gross profit margins are subject to fluctuation because of product mix.
Certain of our products have lower gross profit margins than our other products. Our consolidated gross margin has benefited from the impact of the sale of higher gross margin products. We cannot guarantee that our product mix will continue to be made up of higher gross margin product sales in the future.
We operate in a highly competitive industry, which may prevent us from growing and may decrease our business.
We operate in an industry that is highly competitive and fragmented, and there are many small manufacturers in our industry. Our larger competitors may have greater financial resources to devote to manufacturing, promotion and sales, which could adversely affect our customer relationships or product mix.
We compete for new business primarily when our existing customers develop new applications or redesign existing applications, which may involve lengthy periods of development and testing. For example, developing brake and transmission systems can begin several years before full-scale production due to the testing regiments required by the manufacturers. Although we have successfully obtained this business from our customers in the past, we may be unable to obtain this business in the future, which could adversely affect our financial position, results of operations and prospects. Our success will depend on our ability to continue to meet our customers’ changing specifications with respect to reliability and timeliness of delivery, technical expertise, product design capability, manufacturing expertise, operational flexibility, customer service and overall management.
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

Labor disputes and work stoppages at our unionized facilities could delay or impede our production, reduce sales of our products and increase costs.
The costs of labor are generally increasing, including the costs of employee medical and benefit plans. As of December 31, 2009, approximately 25.0% of our employees were represented by unions, the majority of our which are located in our Orzinuovi, Italy facility. We cannot be certain that we will be able to negotiate new agreements or extensions with the unions on favorable terms when they expire. In particular, renewal of collective bargaining agreements typically involves negotiations, with the potential for work stoppages or increased costs at affected facilities. Instability in our union relationships could delay the production and/or development of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.
We are subject to governmental regulations that may affect our ability to implement our business objectives.
Every aircraft braking system, including those containing components supplied by us, must satisfy FAA criteria and testing requirements. If we fail to meet these requirements or any new or changed requirements, then our results of operations may be adversely affected or we may not be able to meet our business objectives. There can be no assurance that FAA review of an aircraft braking system containing components supplied by us will result in a favorable determination or that we or our customers will continue to meet FAA criteria and testing requirements, which are subject to change at the discretion of the FAA.
Environmental and health and safety liabilities and requirements could require us to incur material costs.
We are subject to various U.S. and foreign laws and regulations relating to environmental protection and worker health and safety, including those governing:
•	Discharges of pollutants into the air and water;
•	The management and disposal of hazardous substances; and
•	The cleanup of contaminated properties
The nature of our operations exposes us to the risk of liabilities or claims with respect to environmental matters, including on-site and off-site disposal matters. Future events could require us to make additional expenditures to modify or curtail our operations, install pollution control equipment or investigate and clean up contaminated sites, such as:
•	the discovery of new information concerning past releases of hazardous substances;

•	the discovery or occurrence of compliance problems relating to our operations; and

•	changes in existing environmental laws or their interpretation.
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

Recently, we have experienced an increase in our lead times related to deliveries of certain grades of steel because many mills continue to ration their capacity levels. We have taken actions to address these market dynamics such as dual-sourcing the supply of our key raw materials. Although alternate sources generally exist for most of our key raw materials, qualification of these sources could take a year or more. The loss of a significant supplier or the inability of a supplier to meet our performance and quality specifications or delivery schedules could affect our ability to complete our contractual obligations to our customers on a satisfactory, timely or profitable basis. These events may adversely affect our operating results or damage our reputation and relationships with our customers, which could have a material adverse effect on our business, financial position or results of operations.
We are subject to risks associated with international operations.
We conduct business outside the United States which subjects us to the risks inherent in international operations. Our net sales from our international manufacturing facilities represented $46.9 million, or 27.2% of our consolidated net sales, for the year ended December 31, 2009 compared to $112.2 million, or 41.6% of our consolidated net sales for the year ended December 31, 2008.
Risks inherent in international operations include the following:
•	foreign countries may impose additional withholding taxes or otherwise tax our foreign income, impose tariffs or adopt other restrictions on foreign trade or investment, including exchange controls;

•	fluctuations in international currency exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services provided by us in foreign markets where payment for our products is made in local currency;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur;

•	there are difficulties inherent in the management and operation of an enterprise spread over various countries;

•	there are complexities associated with the necessity of using non-U.S. representatives and consultants;

•	there may be uncertainty in the ability of non-U.S. customers to finance purchases;

•	compliance with a variety of foreign laws and regulations, as well as U.S. laws affecting the activities of U.S. companies abroad may be difficult; and

•	the overlap of different tax laws may subject us to additional taxes.
While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our operations in the future.
We are dependent on a small number of customers for a large portion of our sales.
In 2009, our top five customers made up approximately 44.5% of our total net sales. Our largest customer, Caterpillar, accounted for approximately 17.3% of our total net sales in 2009. While we sell multiple product applications to each of our top five customers, the loss of any of those customers or significant changes in prices or other terms with any of those customers could adversely affect our business, results of operations and financial position. Additionally, business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers may adversely impact our business and financial position.

We depend on our senior management team and other skilled and experienced personnel to operate our business effectively, and the loss of any of these individuals could adversely impact our business and our future financial conditions or results of operations.
Our performance depends on our ability to retain and motivate our executive officers and key employees. The loss of any of our executive officers or other key employees could materially and adversely affect our financial position, results of operations and prospects. We have employment agreements with Ronald E. Weinberg, Chairman of the Board and Chief Executive Officer, B. Christopher Disantis, President and Chief Operating Officer and Joseph J. Levanduski, Senior Vice President — Director of Corporate Development. Hawk maintains a “key person” life insurance policy on the life of Mr. Weinberg in the face amount of $1.0 million.
We are also dependent on the skills and experience of other skilled and experienced personnel. These individuals possess sales, marketing, manufacturing, logistical, financial, business strategy and administrative skills that are important to the operation of our business. The loss of any of these individuals or an inability to attract, retain and maintain additional personnel could prevent us from implementing our business strategy and could adversely impact our business and our future financial condition or results of operations. We cannot assure that we will be able to retain all of our existing senior management team or to attract additional qualified personnel when needed.
Our existing preferred shareholders have the ability to exert voting control with respect to the election of directors.
Ronald E. Weinberg, Chairman of the Board and Chief Executive Officer, Norman C. Harbert, Chairman Emeritus and Founder, and Byron S. Krantz, Secretary and Director, beneficially own 45%, 45% and 10%, respectively, of the outstanding shares of our Series D preferred stock as well as 16%, 14% and 3%, respectively, of our Class A common stock and to vote as a separate class on fundamental corporate transactions. The holders of our Series D preferred stock are entitled to elect a majority of the members of our Board of Directors. Accordingly, if any two of these shareholders vote their shares of Series D preferred stock in the same manner, they will have sufficient voting power (without the consent of our holders of Class A common stock) to elect a majority of the Board of Directors and to thereby control and direct the policies of the Board of Directors and, in general, to determine the outcome of various matters submitted to the stockholders for approval, including fundamental corporate transactions.
Significant changes in discount rates, actual investment return on pension assets and other factors could affect our earnings, equity and pension contributions in future periods.
We have defined benefit pension plans for certain of our employees in the United States and Canada. Our earnings may be positively or negatively impacted by the amount of income or expense we record for our pension benefit plans. Generally accepted accounting principles in the United States of America (GAAP) require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions relating to financial market and other economic conditions. Changes in key economic indicators can change these assumptions. The most significant year-end assumptions used to estimate pension income or expense for the following year are the discount rate and the expected long-term rate of return on plan assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity through a reduction or increase in Other comprehensive (loss) income. For a discussion of how our financial statements can be affected by pension plan accounting policies, see “Management’s Discussion and Analysis of Financial Position and Results of Operations— Critical Accounting Policies — Pension Benefits.” Although GAAP expense and pension contributions are not directly related, the key economic factors that affect GAAP expense would also likely affect the amount of cash we would contribute to the pension plans. Potential pension contributions include both mandatory amounts required under federal law and discretionary contributions to improve the plans’ funded status.
Business disruptions could seriously affect our future sales and financial condition or increase our costs and expenses.
Our business may be impacted by disruptions including, but not limited to, threats to physical security, information technology attacks or failures, damaging weather or other acts of nature and pandemics or other public health crises. Any of these disruptions would affect our internal operations or the ability to provide products to our customers, and could impact our sales, increase our expenses or adversely affect our reputation or our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Hawk’s world headquarters is located in Cleveland, Ohio. We maintain manufacturing, research and development, sourcing, sales and administrative facilities at 11 locations in 7 countries.
Our manufacturing, research and development and administrative operations are conducted through the following facilities, all of which are owned by us except as noted below:

	Approximate
Location	Square Footage	Principal Functions

Catoosa (Tulsa), Oklahoma(1)	240,000	Manufacturing of friction products, metal stampings and support

Medina, Ohio	219,000	Manufacturing of friction products, product engineering, and support

Orzinuovi, Italy	106,000	Manufacturing of friction products, sales and marketing, product application development, customer service and support and administration

Suzhou, China(1)	73,000	Manufacturing of friction products, sales and marketing, customer service and support, and administration

Akron, Ohio	71,000	Manufacturing of metal stampings

Solon, Ohio(1)	58,000	Research and development, sales and marketing, customer service and support, and administration

Concord, Ontario, Canada(1)	15,000	Manufacturing of friction products, distribution and warehousing, customer service and support

Cleveland, Ohio(1)	9,000	Principal executive offices

(1)	Leased.
We believe that substantially all of our property and equipment is maintained in good condition, adequately insured and suitable for its present and intended use. Utilization of our manufacturing and research and development facilities may vary with sales to customers and other business conditions; however, no major facility is significantly idle. We do not anticipate any difficulty in renewing existing leases as they expire or in finding alternative facilities.

ITEM 3.	LEGAL PROCEEDINGS
We are involved in lawsuits that have arisen in the ordinary course of our business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been made.

•	As we previously disclosed, the Division of Enforcement of the SEC provided Hawk with a formal order of private investigation that relates to an investigation commenced by the SEC. The investigation concerns activity beginning in June 2006 involving (1) Hawk’s preparations for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, (2) the maintenance, and evaluation of the effectiveness, by Hawk of disclosure controls and procedures and internal control over financial reporting, (3) transactions in Hawk’s common stock by a stockholder that is not affiliated with Hawk, including the impact of those transactions on when Hawk would have been required to comply with Section 404, (4) the calculation of the amount of Hawk common stock held by non-affiliates and the effect of the calculation on the date when Hawk would have been required to comply with Section 404, (5) communications between Hawk and third parties regarding Section 404 compliance and (6) Hawk’s periodic disclosure requirements related to the foregoing. As previously disclosed, Hawk has also been contacted by the DOJ in connection with the DOJ’s related investigation.

On August 4, 2009, Joseph J. Levanduski, our then Chief Financial Officer, received a notification from the Staff, commonly referred to as a “Wells Notice.” This notice indicates that the Staff intends to recommend to the Commissioners of the SEC that the SEC bring a civil injunctive action and institute a follow-on public administrative proceeding pursuant to Rule 102(e) of the SEC’s Rules of Practice against Mr. Levanduski alleging that he aided and abetted violations of Section 17(a) of the Securities Act of 1933, as amended, and Sections 9(a)(2) and 10(b) of the Exchange Act and Rule 10b-5 thereunder and violated SEC Regulation FD. Hawk believes that the violations alleged to have been committed by Mr. Levanduski relate to events that are alleged to have occurred on June 30, 2006. However, the SEC allegations may relate to a different date or time period. There can be no assurance that the SEC will not issue a Wells Notice to Hawk in connection with the SEC investigation.

Under the process established by the SEC, before the Staff can make a formal recommendation regarding what action, if any, should be taken by the Commissioners of the SEC with respect to Mr. Levanduski, he has the opportunity to engage in discussions with, and make a submission to, the SEC regarding whether a civil injunctive action should be filed. Mr. Levanduski has made this submission to the SEC on October 2, 2009.

The Staff has orally confirmed that it does not intend to recommend that any enforcement action be instituted against Hawk. However, there can be no assurance that the Staff will not reverse its decision and ultimately decide to recommend such an action, or that the SEC itself will not institute such an action.

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

•	As previously disclosed, on October 16, 2007, a lawsuit captioned Paul Mickle v. Wellman Products Group, LLC, Case No. CJ 2007 06914 was filed in the District Court for Tulsa County, Oklahoma. Mr. Mickle alleges violation of wage and hour laws by one of our subsidiaries, Wellman Products Group, Inc. (Wellman). The case purports to be a class action on behalf of Mr. Mickle and other allegedly “similarly situated” employees. Discovery as to the class certification is finished. The plaintiffs have been granted their Motion for Class Certification, we disagree with the class certification and filed an appeal on January 7, 2010. Briefing on the appeal of the class certification is on-going as we continue to vigorously contest this lawsuit.
In our opinion, the outcome of these lawsuits will not have a material adverse effect on our financial condition, cash flows or results of operations, except as described above.

ITEM 4.

Reserved.
Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock has traded publicly under the symbol “HWK” since May 12, 1998. Prior to October 1, 2008, our stock was traded on the American Stock Exchange (AMEX). NYSE Euronext acquired the AMEX on October 1, 2008. Our common stock is now traded on the NYSE Amex. The following table sets forth, for the fiscal periods indicated, the high and low closing prices of our common stock.

Quarterly Stock Prices

Quarter Ended	High	Low
2009
December 31, 2009	$18.35	$13.68
September 30, 2009	$15.38	$13.40
June 30, 2009	$16.00	$11.61
March 31, 2009	$18.15	$9.65
2008
December 31, 2008	$20.25	$11.40
September 30, 2008	$24.70	$15.57
June 30, 2008	$18.84	$15.28
March 31, 2008	$20.20	$15.32
The closing sale price for our common stock on December 31, 2009 was $17.61.
The following table provides information about purchases by Hawk of equity securities registered under the Securities Exchange Act of 1934 during the three months ended December 31, 2009.

				Approximate Dollar
			Total Number of	Value of Shares That
	Total		Shares Purchased	may yet be
	Number of	Average	as Part of Publicly	Purchased Under the
	Shares	Price Paid	Announced Plans	Plans or Programs(2)
Period	Purchased	per Share	or Programs(1)	(in millions)

10/1/09 to 10/31/09	—	—	988,822	1.7 million
11/1/09 to 11/30/09	28,566	$16.49	1,017,388	$1.2 million
12/1/09 to 12/31/09	55,523	$16.49	1,072,911	$0.3 million

(1)	On November 24, 2008, we announced a plan, approved by our Board of Directors, to repurchase up to $15.0 million of our shares of Class A common stock in the open market, through privately negotiated transactions or otherwise, in accordance with securities laws and regulations (the Repurchase Plan). Under the terms of our indenture relating to the senior notes as of December 31, 2009, we were permitted to repurchase up to $15.9 million of our shares of Class A common stock based on our cumulative net income through December 31, 2009.

(2)	After December 31, 2009, the approximate value of additional shares that could be repurchased pursuant to the Repurchase Plan was $0.3 million. The Plan expires when the aggregate repurchase price limit is met, unless terminated earlier by our Board of Directors.
Shareholders of record as of March 8, 2010 numbered 74. We estimate that an additional 1,100 shareholders own stock in their accounts at brokerage firms and other financial institutions.
We have never declared or paid, and do not intend to declare or pay, any cash dividends on Class A common stock for the foreseeable future. We intend to retain earnings for the future operation and expansion of our business. If we were to pay dividends, we are limited to $5.0 million in dividend payments per annum under the terms of our bank facility. In addition, we may pay dividends only as long as there is no event of default.

Performance Graph
The following graph compares the cumulative return on our Class A common stock with the cumulative total return of the Russell 2000 Index and the S&P Industry Group Index — Industrial Machinery. Cumulative total return for each of the periods shown in the Performance Graph is calculated from the last sale price of our Class A common stock at the end of the period and assumes an initial investment of $100 on December 31, 2004 and the reinvestment of any dividends.

ITEM 6.	SELECTED FINANCIAL DATA

Years ended December 31	2009	2008	2007	2006(4)	2005
	(dollars in millions, except per share data)
Statement of Operations Data:
Net sales	$172.4	$269.6	$215.9	$199.9	$167.1
Gross profit	$47.5	$77.1	$51.4	$44.9	$33.7
Restructuring costs (1)	—	—	—	—	$5.5
Income from operations	$16.7	$39.2	$19.5	$15.4	$2.3
Income (loss) from continuing operations, after income taxes	$6.5	$22.5	$7.8	$1.6	$(5.7)
Discontinued operations, after income taxes	(0.1)	(1.7)	9.5	1.4	4.4

Net income (loss)	$6.4	$20.8	$17.3	$3.0	$(1.3)

Earnings (Loss) Per Share:
Basic earnings (loss) from continuing operations per share	$0.77	$2.50	$0.85	$0.16	$(0.66)

Diluted earnings (loss) from continuing operations per share	$0.75	$2.40	$0.82	$0.15	$(0.66)

Basic net earnings (loss) per share	$0.76	$2.31	$1.91	$0.31	$(0.17)

Diluted net earnings (loss) per share	$0.73	$2.21	$1.83	$0.30	$(0.17)

Other Data:
Depreciation	$7.1	$6.8	$6.6	$6.6	$6.2
Amortization (2)	0.6	0.6	0.7	0.5	0.7
Capital expenditures (including capital leases and financed capital expenditures)	7.5	15.2	7.6	7.9	7.5

December 31	2009	2008	2007	2006	2005
	(dollars in millions)
Balance Sheet Data:
Cash and cash equivelants	$47.2	$62.5	$22.0	$6.2	$6.8
Short-term investments	35.9	30.8	59.0	—	—
Working capital (3)	113.3	126.0	113.3	115.8	48.9
Property plant and equipment, net	47.1	47.5	39.6	38.2	36.3
Assets of discontinued operations	—	—	6.7	94.1	100.8
Total assets	204.5	240.0	219.9	229.3	226.0
Liabilities of discontinued operations	—	—	1.7	14.2	16.9
Total indebtedness (including capital leases)	77.1	87.1	87.1	111.2	116.7
Shareholders’ equity	77.5	77.4	67.3	46.7	40.7

(1)	Reflects planning, travel, severance and moving costs associated with the closure of our Brook Park, Ohio facility and the construction of our new facility in Tulsa, Oklahoma.

(2)	Amortization outlined in this table does not include deferred financing amortization of $0.4 million in each of the years 2009, 2008, 2007, 2006 and 2005, which is included in interest expense on the respective Consolidated Statements of Operations.

(3)	Working capital is defined as total current assets less total current liabilities.

(4)	Effective January 1, 2006, we adopted new stock compensation guidance and elected to use the modified prospective transition method, which required that prior period results not be restated. No stock compensation expense was recognized in net income prior to the adoption of the new guidance.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
Statements that are not historical facts, including statements about our confidence in our prospects and strategies and our expectations about growth of existing markets and our ability to expand into new markets, to identify and acquire complementary businesses and to attract new sources of financing, are forward-looking statements that involve risks and uncertainties. In addition to statements which are forward-looking by reason of context, the words “believe,” “expect,” “anticipate,” “intend,” “designed,” “goal,” “objective,” “optimistic,” “will” and other similar expressions identify forward-looking statements. In light of the risks and uncertainties inherent in all future projections, the inclusion of the forward-looking statements should not be regarded as guarantees of performance. Although we believe that our plans, objectives, intentions and expenditures reflected in our forward-looking statements are reasonable, we can give no assurance that our plans, objectives, intentions and expenditures will be achieved. Our forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by our forward-looking statements. These risks and other factors include those listed under Item 1A “Risk Factors” and elsewhere in this report.
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
Results of Operations
Over recent years, we have been executing a strategy designed to focus on friction products. Our results of operations are affected by a variety of factors, including but not limited to, general customer demand for our products, competition, raw material pricing and availability, labor relations with our personnel, political conditions in the countries in which we operate and general economic conditions. We sell a wide range of products that have a corresponding range of gross margins. Our consolidated gross profit margin is affected by product mix, selling prices, material and labor costs, as well as our ability to absorb overhead costs resulting from fluctuations in demand for our products.
We have made a decision to serve the original equipment manufacturers on a global basis by offering superior technical solutions to their friction needs while providing exceptional deliveries and quality capability. It is our view that if we can provide these attributes we will be a formidable competitor on a worldwide basis. For the aftermarket we compete by broadening our parts catalog to serve targeted new applications and offering prompt delivery. We have numerous targeted initiatives for each of these areas.
Consolidated net sales for 2009 decreased to $172.4 million, with net income per diluted share of $0.73. Demand in most of our markets was lower in 2009 compared to 2008. This decrease was most pronounced in our largest market, construction and mining. Throughout 2009, we took proactive measures to reduce costs, including work force reductions, discretionary spending reductions, and freezing pay rates for all salaried employees and we continued to focus on lean manufacturing in order to better position ourselves to take advantages of possible opportunities when the markets improved. We focused on cash generation from continuing operations, including efforts to reduce our overall working capital position and reduce capital expenditures, to ensure that we were positioned to respond to the challenges of the current economic environment. In 2010, as market conditions develop, we will continue to assess options to further manage our cost structure.

Recent Events
•	On February 8, 2010, we announced that we were soliciting consents from holders of $75.7 million of our senior notes to amend the indenture governing the senior notes. The amendment will allow us to repurchase up to $20.0 million of our outstanding common stock. The consent solicitation provided for the payment of a consent fee for valid consents received by us by 5:00 p.m. on February 22, 2010. As of that date, $75.6 million of the senior notes consented and a fee of $1.5 million was paid to the consenting senior note holders. We have entered into a supplemental indenture to allow for the stock repurchase.
•	On February 19, 2010, our Board of Directors approved a new plan to repurchase up to $25.0 million of our common stock. Share repurchases are conditioned on our compliance with covenants in our domestic bank facility and indenture. Under our domestic bank facility, we can repurchase the full $25.0 million of our common stock. As of March 8, 2010, under the covenant formula applicable to stock repurchases in the indenture, including the recent amendment to the indenture which allowed for a repurchase of up to $20.0 million of stock, we can repurchase $20.9 million of our common stock.
Under the program, our shares can be purchased from time to time in the open market, through privately negotiated transactions, through a trading plan satisfying the safe harbor provisions of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, or otherwise in accordance with securities laws and regulations. The timing and amount of any repurchases will be determined by our management, based on its evaluation of market conditions, share price and other factors. We have no obligation to repurchase shares under the repurchase program and the timing, actual number of shares to be purchased and the purchase prices to be paid by us will depend in part on market conditions.
•	On March 2, 2010, we completed the acquisition of Sangte Plate Manufacturing Company, Ltd., located near our existing Chinese facility in Suzhou, China, as part of our overall strategy to capture more share of the Asian friction market. This acquisition was determined to be insignificant for financial reporting purposes.
Outlook for 2010
Coming off a challenging year in 2009 that resulted in a significant decline in volume from 2008 record levels, we expect 2010 to reflect a modest recovery in the general economy and the markets we serve. As a result, we expect our revenues to be within a range of $190.0 million and $200.0 million, which represents an increase of between 10.2% and 16.0% from 2009 revenues of $172.4 million.
In 2009, we instituted cost reduction initiatives in response to the decline in volumes. Some of the cost reductions involving employee compensation and benefit programs related to wages and 401(k) programs will be reinstated during the course of 2010 as we take steps to ensure that we remain competitive in attracting and retaining the key employees necessary to execute our long-term strategic plan. These incremental costs, general inflationary expectations, and mix of product sales will provide pressure on our operating margins, that are expected to be offset by increased volume levels in 2010.
Based on these factors, we are guiding to 2010 income from operations between $18.0 million and $19.0 million, which represents an increase of 7.8% and 13.8% over 2009 income from operations of $16.7 million.
As we continue to execute our long-term strategic plan, we are expecting to invest between $8.0 million and $10.0 million in capital spending to increase our technical capabilities at all of operational units, including China, to advance our information systems, to support our lean manufacturing initiatives and theory of constraints supply chain initiatives, and to take the next steps in establishing and broadening our presence in India.
We expect depreciation and amortization to be approximately $8.5 million. Our 2010 world-wide effective tax rate will be approximately 40%.
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

We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. We base our estimates and assumptions on historical experience and other factors that we consider relevant. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material. However, historically our estimates have not been materially different from actual results. Our critical accounting policies include the following:
•	Accounts Receivable. We maintain an allowance for doubtful accounts for estimated losses from the failure of our customers to make required payments for products delivered. We estimate this allowance based on the age of the related receivable, knowledge of the financial condition of our customers, review of historical receivable and reserve trends and other pertinent information. In cases where we are aware of circumstances that may impair a specific customer’s ability to meets its financial obligations subsequent to the original sale, we record an allowance against amounts due, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. If the financial condition of our customers deteriorates or we experience an unfavorable trend in receivable collections in the future, additional allowances may be required. Historically, our reserves have approximated actual experience.
•	Revenue Recognition. Revenue from the sale of our products is recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) shipment has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonable assured. Revenue is generally recognized at the point of shipment; however in certain instances as shipping terms dictate, revenue is recognized when the product reaches the point of destination, and title to our customer is transferred. Substantially all of our revenues are derived from fixed price purchase orders.
•	Inventory. Inventories are stated at the lower of cost or market. Cost includes materials, labor and overhead and is determined by the first-in, first-out (FIFO) method. Fixed manufacturing overhead costs are allocated to inventory based on normal production capacity and abnormal manufacturing costs are recognized as period costs. We review the net realizable value of inventory in detail on an on-going basis, with consideration given to deterioration, obsolescence, and other factors. If actual market conditions differ from those projected by management, and our estimates prove to be inaccurate, write-downs of inventory values and adjustments to cost of sales may be required. Historically, our reserves have approximated actual experience.
•	Fair Value Disclosures. Our financial instruments include cash and cash equivalents, short and long-term investments, accounts receivable, accounts payable, short and long-term notes receivable and debt instruments, certain of which are recorded at fair value. We have classified our financial assets as Level 1, 2 or 3 within the fair value hierarchy based on the inputs used to determine their fair value. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable inputs supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Excluding cash equivalents, the largest portion of our short-term investments are comprised of investments that may be sensitive to changes in economic factors such as interest rates or credit spreads.
•	Investments. As of December 31, 2009 and December 31, 2008, we accounted for all of our short-term investments as available-for-sale. We report our available-for-sale securities at fair value in our Consolidated Balance Sheets with unrealized holding gains and losses, net of tax, included in Accumulated other comprehensive (loss) income. Dividend and interest income, including the amortization of any discount or premium, as well as realized gains or losses, are included in Interest income in our Consolidated Statements of Operations. We periodically evaluate our investments for other-than-temporary impairment. We did not record any other-than-temporary impairment of our short-term investments in the years ended December 31, 2009, 2008 or 2007.
•	Long-Lived Assets (including Tangible and Finite-Lived Intangible Assets). To conduct our global business operations and execute our business strategy, we acquire tangible and intangible assets, including property, plant and equipment and finite-lived intangible assets. At December 31, 2009, the net carrying amount of these long-lived assets totaled $53.1 million. The determination of useful lives for depreciation and amortization purposes and whether or not these assets are impaired involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or results of operations if actual results differ from such estimates and assumptions. We periodically evaluate the recovery of the carrying amount of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The principal factors we consider in deciding when to perform an impairment review include significant changes or planned changes in our use of the assets, significant changes in the economic performance of the businesses that utilize the assets and other factors.

If we determine that an impairment review is necessary, recoverability of assets is measured by comparing the carrying amount of the asset group to the estimated future undiscounted cash flows. If the carrying amount exceeds the estimated future undiscounted cash flows, the asset group is considered to be impaired. The impairment is then measured as the difference between the carrying amount of the asset group and its fair value. Fair value is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. We did not find it necessary to perform an impairment review of our tangible or finite lived intangible assets in the years ended December 31, 2009, 2008 or 2007.
•	Pension Benefits. We maintain a number of defined benefit plans and one defined contribution plan to provide retirement benefits for employees. These plans are maintained and minimum contributions are made in accordance with the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and the Ontario Pension Benefits Act and Regulation. We consult with outside actuaries as to the appropriateness for many of the assumptions used in determining the benefit obligations and the annual expense for our pension plans. All significant assumptions are evaluated at least annually.
For financial reporting purposes, net periodic pension expense is calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets and a discount rate for plan obligations. At the end of each year, the expected return on plan assets is determined based on the expected return of the various asset classes in the plan’s portfolio and the targeted allocation of plan assets. We use the target plan asset allocation because we rebalance our portfolio to target and we currently have no plans to change our target plan asset allocation in the future. The asset return is developed using historical asset return performance as well as current and anticipated market conditions such as inflation, interest rates and market performance. We assumed that the expected weighted average long-term rate of return on plan assets would be 8.25% for our domestic plans at December 31, 2009 and 2008. However, should the rate of return differ materially from our assumed rate, we could experience a material adverse effect on the funded status of our plans and our future pension expense. The assumed long-term rate of return on assets is applied to a calculated value of plan assets and produces the expected return on plan assets that is included in net pension expense. The difference between this expected return and the actual return on plan assets is recorded to Accumulated other comprehensive (loss) income, and the amortization of the net deferral of past losses will increase future pension expense.
To develop the discount rate assumption to be used for our domestic pension plans, we match projected pension payments to the yield derived from the Citigroup Pension Discount Curve (a spot-rate yield curve) that contains a portfolio of available non-callable bonds rated AA or higher with comparable maturities. At December 31, 2009, the result supported a discount rate of 6.0% for our domestic pension plans.

A similar approach to determining the long-term rate of return and discount rates in the U.S. was utilized for our Canadian pension plan.

Sensitivity Analysis
Changes in net periodic pension expense may occur in the future due to changes in our expected long-term rate of return on plan assets and discount rate resulting from economic events. The discount rate assumption is selected each year based on market conditions in effect as of the disclosure date. The rate selected is used to measure plan liabilities as of the disclosure date and for calculating the following year’s pension expense. The expected long-term rate of return on plan assets assumption, although reviewed annually, is changed less frequently due to the long-term nature of the assumption. This assumption does not impact the measurement of assets or liabilities as of the disclosure date; rather it is used only in the calculation of pension expense. The following table highlights the sensitivity of our pension obligations and expense to a 1% change in these assumptions, assuming all other assumptions remain constant:

Impact on Pension
	Impact on 2010 Pension	Benefit Obligation at
Change in Assumption	Expense	December 31, 2009

1.0% decrease in discount rate	Increase $0.4 million	Increase $4.3 million

1.0% increase in discount rate	Decrease $0.3 million	Decrease $3.5 million

1.0% decrease in expected rate of return on plan assets	Increase $0.3 million	n/a

1.0% increase in expected rate of return on plan assets	Decrease $0.3 million	n/a
Net periodic pension expense is expected to be approximately $0.9 million in 2010, a $1.0 million decrease from 2009 due principally to higher plan asset balances increasing the expected return on plan assets. In 2009, we made contributions of $0.8 million to satisfy minimum statutory funding requirements. We also made voluntary contributions into our domestic pension plans of $3.9 million in 2009, primarily to improve the funded status of our plans which had deteriorated in 2008 due to the significant assets losses resulting from the poor performance of the equity markets. During 2010, we anticipate contributing approximately $1.8 million into our domestic and Canadian pension plans to satisfy minimum funding requirements. Beyond 2010, the actual amounts expected to be contributed into our pension plans may become significant, but such amounts are dependent upon, among other things, interest rates, underlying asset returns and the impact of legislative or regulatory changes related to pension funding obligations.
•	Income Taxes. Our provision for income taxes, taxes payable and other tax assets and liabilities are based on the current statutory income tax rates in the domestic and foreign tax jurisdictions in which we operate. Our effective tax rate is substantially driven by the impact of the mix of our foreign and domestic income and losses and the federal and local tax rate differences on each. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
The determination of the amount of valuation allowance to be provided on recorded deferred tax assets involves certain estimates regarding the timing and amount of the reversal of taxable temporary differences, expected future taxable income and the impact of tax planning strategies. A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence it is more likely than not that some or all of the deferred tax asset will not be realized. The projections of future taxable income include a number of estimates and assumptions regarding our volume, pricing and costs. Additionally, valuation allowances related to deferred tax assets can be impacted by changes to tax laws. We recorded a valuation allowance for the years ended December 31, 2009 and 2008 for deferred tax assets attributed to financial reserves in China. The valuation allowance was recorded due to prior history of operating losses and the uncertainty of earnings in future periods at our China facility. At December 31, 2009 and 2008, we have a valuation allowance of $1.3 million and $1.5 million, respectively, against certain domestic state and local tax net operating losses due to the uncertainty of future earnings in those locations and the potential for these net operating losses to lapse. In 2008 we reversed the valuation allowance previously recorded at our Canadian subsidiary. We have determined that no additional valuation allowances are necessary as of December 31, 2009.

We believe that our tax positions meet the technical merits of existing tax laws. We establish additional provisions for income taxes when there remain certain positions that do not meet the minimum probability threshold, as defined by the authoritative guidance for uncertainty in income taxes, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. The total amount of unrecognized tax benefits as of December 31, 2009, was $1.2 million. During 2009, we received notification of potential tax deficiencies at our Italian subsidiary from Inland Revenue (Italy). We recorded unrecognized tax benefits as tax expense related to this audit. We do not agree with the proposed assessment and are contesting the preliminary audit report.
We recognize interest and penalties related to unrecognized tax benefits as income tax expense. The interest and penalties in continuing operations tax expense for the year ended December 31, 2009 was $0.3 million.
•	Foreign Currency Translation and Transactions. We have foreign manufacturing operations in Italy, China and Canada, and revenue and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. For the years ended December 31, 2009, 2008 and 2007, revenue from non-U.S. countries represented 27.2%, 41.6% and 39.0% of our consolidated revenue, respectively. Fluctuations in these operations’ respective currencies may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign operations. As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the U.S. dollar, which may positively or negatively affect our results of operations attributed to these operations. Accumulated other comprehensive (loss) income included translation gains (losses) of $1.2 million, ($2.6) million and $3.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Sales or purchases in foreign currencies, other than the subsidiary’s local currency, are exchanged at the date of the transaction. The effect of transaction gains or losses is included in Other income (expense), net in our Consolidated Statements of Operations. Foreign currency transaction gains or losses were not material to the results of operations for the years ended December 31, 2009, 2008 or 2007.
Recent Accounting Pronouncements
The following new accounting updates and guidance became effective for us commencing with our fourth fiscal quarter of 2009:
•	In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09), which addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The ASU (1) exempts entities that file their financial statements with, or furnish them to, the SEC from disclosing the date through which subsequent events procedures have been performed and (2) clarifies the circumstances in which an entity’s financial statements would be considered restated and in which the entity would therefore be required to update its subsequent events evaluation since the originally issued or available to be issued financial statements. ASU 2010-09 became effective immediately upon issuance, and we have adopted its disclosure requirements within our accompanying Form 10-K for the year ended December 31, 2009.
•	The Financial Accounting Standards Board (FASB) issued a technical amendment to employer’s disclosure requirements for plan assets for defined benefit pensions and other postretirement plans, which is integrated into the Accounting Standards Codification (ASC) at ASC 715-20-50, Compensation — Retirement Benefits: Defined Benefit Plans — General: Disclosure. The objective is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. The disclosures contained within our Form 10-K for the year ended December 31, 2009 are in compliance with the requirements of this ASC.
•	The FASB issued ASU 2009-05, Measuring Liabilities at Fair Value (ASU 2009-05), which provides additional guidance clarifying the measurement of liabilities at fair value and addresses restrictions when estimating the fair value of a liability under ASC 820, Fair Value Measurements and Disclosures (ASC 820). When a quoted price in an active market for the identical liability is not available, ASU 2009-05 requires that the fair value should be measured using one of the following approaches a) the quoted price of the identical liability when traded as an asset, b) quoted prices for similar liabilities or similar liabilities when traded as assets or c) another valuation technique that is consistent with the principles of ASC 820. The disclosures contained within our accompanying Form 10-K for the year ended December 31, 2009 are in compliance with the requirements of this ASC.

In addition, the following accounting updates and guidance have been issued by the FASB which will be adopted by us in future periods:
•	In January 2010, the FASB issued ASU 2010-06, Improving Disclosures About Fair Value Measurements (ASU 2010-06), which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. This ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning on or after December 15, 2010, and for interim periods within those fiscal years. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements and disclosures.
•	In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17), which codifies former Statement of Financial Accounting Standards (SFAS) No. 167, Amendments to FASB Interpretation No. 46R (SFAS 167) and revises the former guidance under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. SFAS 167 requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. The ASU also requires additional disclosures about a reporting entity’s involvement with variable interest entities and about any significant changes in risk exposure as a result of that involvement. This ASU is effective for fiscal years beginning on or after November 15, 2009. We do not expect the adoption of this statement will have an impact on our consolidated financial statements and disclosures.
•	In December 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets (ASU 2009-16), which codifies the former guidance in SFAS No. 166, Accounting for Transfers of Financial Assets (SFAS 166) and revises the former guidance under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 140). Among other things, ASU 2009-16 removes the concept of a qualifying special-purpose entity, changes the requirements for derecognizing assets, and enhances information reported to financial statement users by increasing the transparency of disclosures about transfers of financial assets and an entity’s continuing involvement with transferred financial assets. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This ASU is effective for fiscal years beginning on or after November 15, 2009. We do not expect the adoption of this statement will have an impact on our consolidated financial statements and disclosures.
•	In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-14) which will become effective for all revenue arrangements entered into or materially modified by us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. We do not expect the adoption of this guidance will have an impact on our consolidated financial statements and disclosures.
•	In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force (ASU 2009-13), which will become effective for all revenue arrangements entered into or materially modified by us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement considerations using the relative selling price method. The guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We do not expect the adoption of this guidance will have an impact on our consolidated financial statements and disclosures.

•	In September 2009, the FASB issued a proposed ASU on the Emerging Issues Task Force consensus-for-exposure on Issue 09-2 that addresses the inconsistencies between the accounting for Research and Development (R&D) assets acquired in a business combination and those acquired in an asset acquisition. The proposed ASU requires an entity to capitalize R&D assets acquired in an asset acquisition as indefinite-lived intangible assets until completion or abandonment of the related R&D activities. The ASU also proposes that contingent consideration in an asset acquisition would be accounted for in accordance with other sections of the ASC and includes a principle under which the entity would analyze whether contingent consideration relates to the acquired asset or to future services provided by the seller. The proposed ASU would be effective for fiscal years beginning on or after December 15, 2009 and we do not expect the adoption of this guidance will have a material impact on our consolidated financial statements and disclosures.
Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the accompanying financial statements.
Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
The following table summarizes our results of operations for the years ended December 31, 2009 and 2008:

	Year Ended December 31
		% of		% of
	2009	Sales	2008	Sales
	(dollars in millions)
Net sales	$172.4	100.0%	$269.6	100.0%
Cost of sales	$124.9	72.4%	$192.5	71.4%

Gross profit	$47.5	27.6%	$77.1	28.6%

Selling, technical and administrative expenses	$30.2	17.5%	$37.3	13.8%
Income from operations	$16.7	9.7%	$39.2	14.5%
Interest expense	$8.0	4.6%	$8.1	3.0%
Interest income	$0.5	0.3%	$2.1	0.8%
Other income (expense), net	$1.9	1.1%	$1.5	0.6%
Income tax provision	$4.5	2.6%	$12.1	4.5%

Income from continuing operations, after income taxes	$6.5	3.8%	$22.6	8.4%
Discontinued operations, net of tax	$(0.1)	-0.1%	$(1.7)	-0.6%

Net income	$6.4	3.7%	$20.8	7.7%

Net Sales. Our net sales for 2009 were $172.4 million, a decrease of $97.2 million, or 36.1%, from the same period in 2008. Sales declines during the period resulted primarily from volume decreases as customers in most of our end-markets aggressively managed inventory while the global economy experienced a significant downturn. Of our total sales decrease of 36.1% in 2009, volume represented approximately 36.2 of the total percentage point decrease, unfavorable foreign currency exchange rates represented 0.9 of the total percentage point decline and pricing accounted for a benefit of approximately 1.0 of the total percentage point change.
Our sales to the construction and mining market, our largest, were down 50.6% in 2009 compared to 2008. Sales to our agriculture market were down 39.4% in 2009 compared to 2008, primarily as a result of weak market conditions, especially in the United States and Europe. Our aircraft and defense markets were down 13.5% in 2009 compared to 2008 due to a decrease in demand in our aircraft market offset by a modest increase in our defense market. Sales to our truck market decreased 32.5% during 2009 compared to 2008, due to the decline in truck production during the period and reduced freight volumes being shipped with existing vehicles. Sales in our friction direct aftermarket that we service through the VelveTouch® and Hawk Performance® brand names decreased 15.2% in 2009 compared to 2008. However, sales of our performance automotive brake product, which are part of this market segment, were up 13.8% in 2009 compared to 2008, primarily as a result of new product introductions. Although still a small percentage of our total net sales, sales to the alternative energy market were up 14.5% in 2009 compared to 2008 as unit volume shipments of this product line continued to increase.
Net sales from our foreign facilities represented 27.2% of our total net sales in 2009 compared to 41.6% for the comparable period of 2008. The decline in our foreign facility revenues as a percent of total revenues was due primarily to the downturn in the end markets that we serve in the European and Asian markets. Sales at our Italian operation, on a local currency basis, were down 57.2% in 2009 compared to 2008, and sales at our Chinese operation, on a local currency basis, were down 52.5% during 2009, primarily due to declines in the construction and agriculture markets served by those facilities.
Cost of Sales. Cost of sales was $124.9 million during 2009, a decrease of $67.6 million, or 35.1%, compared to cost of sales of $192.5 million in 2008. The impact of decreased sales and production volumes through all of our manufacturing facilities, which represented approximately 36.1 percentage points of the total cost of sales decrease of 35.1%, was the primary driver of the reduction in our cost of sales in 2009. Additionally, a slight shift in product mix represented 2.5 percentage points of the total decrease of 35.1% during 2009. The effect of foreign currency exchange rates accounted for 1.0 percentage points of our total cost of sales decrease of 35.1% during 2009. These decreases were offset by the impact that lower overall production levels had on our manufacturing expenses, primarily overhead absorption, which in total represented an approximately 4.5 percentage points offset to the total cost of sales decrease. As a percent of sales, our cost of sales represented 72.4% of our net sales in 2009 compared to 71.4% of net sales in 2008. The increase in our cost of sales percentage was driven primarily by the impact of lower production volumes offset by the impact of our labor reduction programs in 2009.
Gross Profit. Gross profit was $47.5 million during 2009, a decrease of $29.6 million, or 38.4%, compared to gross profit of $77.1 million in 2008. Our gross profit margin was 27.6% of our net sales in 2009 compared to 28.6% of our net sales in 2008. The factors impacting the change in gross margin are detailed under Net Sales and Cost of Sales.
Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses decreased $7.1 million, or 19.0%, to $30.2 million in 2009 from $37.3 million during 2008. As a percentage of net sales, ST&A was 17.5% in 2009 compared to 13.8% in 2008. The decrease in ST&A expenses resulted primarily from a decrease in incentive compensation totaling approximately 10.2 percentage points of the 19.0% decrease in response to the lower levels of profitability during 2009 compared to 2008. Wages and benefits decreased approximately 9.1%, or 7.2 percentage points of the total ST&A decrease of 19.0%, primarily as a result of headcount reductions in 2009. Decreases in legal and professional expenses represented approximately 1.7 percentage points of the 19.0% decrease primarily as a result of reduced expenditures related to the previously disclosed SEC investigation. Additionally, sales and marketing expenses, which were down in response to lower demand and reduced promotional activities, represented 2.7 percentage points of the total decrease of 19.0%. We spent $4.7 million, or 2.7% of our net sales, on product research and development in 2009, compared to $5.4 million or 2.0%, of our net sales for 2008.
Income from Operations. As a result of the factors discussed above, income from operations was $16.7 million in 2009, a decrease of $22.5 million or 57.4%, compared to $39.2 million during 2008. Income from operations as a percentage of net sales decreased to 9.7% in 2009 from 14.5% in the same period of 2008 for the reasons discussed above.

Interest Expense. Interest expense decreased slightly to $8.0 million in 2009 from $8.1 million in 2008 due to our purchase of $10.0 million of our senior notes on the open market in November 2009. These repurchased notes are being held by us in treasury, which reduced our fixed interest expense from the date of purchase through year-end. We did not have any borrowings under our variable rate domestic or Italian bank facilities in the years 2009 or 2008. Included as a component of Interest expense in our Consolidated Statements of Operations is the amortization of deferred financing costs.
Interest Income. We invested our excess cash in various short-term interest bearing investments. Interest income was $0.5 million in 2009 compared to $2.1 million during 2008. The decrease was the result of lower invested cash balances during the 2009 compared to 2008, and lower effective interest rates on our investments in 2009 compared to rates available to us in 2008.
Other Income (Expense), Net. Other income was $1.9 million during 2009, an increase of $0.4 million compared to income of $1.5 million reported in 2008. In 2009, we reported income of $1.5 million from a cash payment received from a third-party for cancellation of its obligation to develop a potential new product for us. In 2008 we reported income of $1.3 million as a result of a similar cancellation. We also reported net realized and unrealized gains of $0.8 million on our trading securities in 2009 compared to net losses of $0.3 million in 2008. We incurred foreign currency transaction losses of $0.4 million in 2009 compared to foreign currency transaction gains of $0.5 million in 2008.
Income Taxes. We recorded a tax provision from our continuing operations of $4.5 million for the year ended December 31, 2009, compared to a tax provision of $12.1 million in 2008. Our effective income tax rate of 40.9% in 2009 differs from the current federal U.S. statutory rate of 35.0%, primarily as a result of foreign withholding taxes on royalty income, a higher effective rate at a foreign subsidiary, and the impact of non-deductible expenses on our worldwide taxes. An analysis of changes in our income taxes and our effective tax rate is contained in Note 13 “Income Taxes” in the accompanying audited Consolidated Financial Statements of this Form 10-K.
Net Income. As a result of the factors described above, we reported net income of $6.4 million in 2009, or $0.73 per diluted share, a decrease of $14.4 million compared to net income of $20.8 million, or $2.21 per diluted share, in 2008.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
Our continuing operation is organized into one strategic segment, friction products. In the fourth quarter of 2008, we committed to selling our performance racing segment, and both operating facilities were divested as of December 31, 2008. In the fourth quarter of 2006, we committed to selling our precision components segment which was sold in February 2007. As a result, we have classified the performance racing and precision components segments as discontinued operations in our financial results.

The following table summarizes our results of operations for the year ended December 31, 2008 and 2007:

	Year Ended December 31
		% of		% of
	2008	Sales	2007	Sales
	(dollars in millions)
Net sales	$269.6	100.0%	$215.9	100.0%
Cost of sales	$192.5	71.4%	$164.5	76.2%

Gross profit	$77.1	28.6%	$51.4	23.8%

Selling, technical and administrative expenses	$37.3	13.8%	$31.2	14.5%
Income from operations	$39.2	14.5%	$19.5	9.0%
Interest expense	$8.1	3.0%	$9.4	4.4%
Interest income	$2.1	0.8%	$3.8	1.8%
Other income (expense), net	$1.5	0.6%	$(0.3)	-0.1%
Income taxes	$12.1	4.5%	$5.8	2.7%

Income from continuing operations, after income taxes	$22.6	8.4%	$7.8	3.6%
Discontinued operations, net of tax	$(1.7)	-0.6%	$9.5	4.4%

Net income	$20.8	7.7%	$17.3	8.0%
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
We experienced sales increases in all of our major markets, primarily led by construction and mining, aircraft and defense and agriculture. Our sales to the construction and mining market, our largest, were up 28.3% in 2008, compared to 2007, as a result of strong global market conditions through the first 10 months of 2008. Sales in the agriculture sector were up 38.0% in 2008, compared to 2007, as a result of strong market conditions in North and South America during the first half of 2008. Our rate of increase in this market slowed significantly during the fourth quarter of 2008, especially in our European market. Our aircraft and defense markets were up 26.4% in 2008 compared to 2007, due to strong demand, especially in our defense market. We experienced aircraft volume declines during the last quarter of 2008 as airlines reduced schedules to reflect reduced global passenger traffic. Sales to our heavy market increased 6.8% during the year ended December 31, 2008 compared to the year ended December 31, 2007, as the impact of the 2007 emission standards change negatively impacted our 2007 sales. We also experienced reduced volumes in this market in the last half of 2008. During 2008, we continued to focus our efforts on the friction direct aftermarket that we service through the VelveTouch® and Hawk Performance® brand names. Sales in this product category were $28.9 million in 2008 compared to $26.1 million in 2007, an increase of 10.7%.

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
Selling, Technical and Administrative Expenses. ST&A expenses increased $6.1 million, or 19.6%, to $37.3 million in 2008 from $31.2 million during 2007. As a percentage of net sales, ST&A was 13.8% in 2008 compared to 14.5% in 2007. The increase in ST&A expenses in 2008 compared to 2007 resulted primarily from an increase in incentive compensation of approximately 8.8 percentage points and increased salary and benefit costs of approximately 3.6 percentage points of the total ST&A increase of 19.6% to support the higher levels of business activity and increased profitability during the year. Increased legal expense, excluding expenses associated with the previously disclosed SEC and DOJ investigations represented approximately 2.0 percentage points of the total 19.6% increase. During 2008, we incurred $0.6 million in legal expenses net of insurance reimbursement, related to the SEC and DOJ investigations, compared to $1.1 million in 2007. Sales and marketing expense increases, including advertising and catalog expense, represent approximately 2.0 percentage points of the total 19.6% increase. Additionally, we spent $5.4 million, or 2.0%, of our net sales on product research and development in 2008, compared to $4.6 million, or 2.1%, of our net sales for 2007.
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
Liquidity, Capital Resources and Cash Flows
Current economic and market conditions have placed significant constraints on the ability of many companies to access capital in the debt and equity markets. However, our access to capital resources that provide liquidity generally has not been materially affected by the current credit environment. We are not aware of any material trend, event or capital commitment which would potentially adversely affect our liquidity. In the event such a trend develops, we believe that our net cash and short-term investment position, coupled with our availability under our bank facilities, will continue to be sufficient to support our operations and internal growth needs, to pay interest on our indebtedness and to fund anticipated capital expenditures for the next twelve months.
Current market conditions also raise increased concerns that our customers, suppliers and subcontractors may find it difficult to access credit to support their operations. Customer or supplier bankruptcies, delays in their ability to obtain financing, or the inability to obtain financing could adversely affect our cash flow or results of operations. To date, we have not been materially adversely affected by customer, supplier or subcontractor credit problems or bankruptcies. We continue to monitor and take measures to limit our credit exposure.

The following selected measures of liquidity, capital resources and cash flows outline various metrics that are reviewed by our management and are provided to our shareholders to enhance the understanding of our business:

	December 31
	2009	2008	2007
	(dollars in millions)
LIQUIDITY
Cash and cash equivalents	$47.2	$62.5	$22.0
Short-term investments	$35.9	$30.8	$59.0
Working capital (1)	$113.3	$126.0	$113.3
Current ratio (2)	4.6 to 1.0	3.4 to 1.0	3.1 to 1.0
Net debt as a % of capitalization (3) (4)	N/A	N/A	8.4%
Average number of days sales in accounts receivable	58 days	52 days	63 days
Average number of days sales in inventory	80 days	78 days	81 days

	Year Ended December 31
	2009	2008	2007
	(dollars in millions)
CASH FLOWS
Cash provided by operating activities of continuing operations	$19.2	$23.6	$20.4
Cash (used in) provided by investing activities of continuing operations	(12.3)	16.7	29.7
Cash (used in) provided by financing activities of continuing operations	(22.3)	(0.7)	(26.6)
Effect of exchange rates on cash	0.2	(0.9)	0.7
Cash (used in) provided by discontinued operations	(0.1)	1.8	(8.4)

Net (decrease) increase in cash and cash equivalents	$(15.3)	$40.5	$15.8

(1)	Working capital is defined as total current assets minus total current liabilities.

(2)	Current ratio is defined as total current assets divided by total current liabilities.

(3)	Net debt is defined as long-term debt, including current portion, and short-term borrowings, less cash and short-term investments. Capitalization is defined as net debt plus shareholders’ equity.

(4)	We have zero net debt at December 31, 2009 and 2008 because our cash, cash equivalents and short-term investments were $6.0 million and $6.2 million greater than total debt, respectively.
Cash and cash equivalents decreased $15.3 million to $47.2 million as of December 31, 2009, from $62.5 million at December 31, 2008. Short-term investments increased $5.1 million at December 31, 2009 from the December 31, 2008 balance. The net decrease in cash and cash equivalents and short-term investments of $10.2 million in 2009 was driven primarily by our supplemental pension plan contributions, repurchase of our stock and the purchase of our senior notes. We made a voluntary supplemental contribution into our domestic pension plans of $3.9 million in March 2009. We also repurchased $12.6 million of our common stock pursuant to our stock repurchase program during 2009. Lastly, we purchased $10.0 million of our senior notes in the open market during the fourth quarter of 2009. These uses of cash were partially offset by our positive cash generated from operating activities in 2009.
In assessing liquidity, we review certain working capital measurements. At December 31, 2009, our working capital was $113.3 million, a decrease of $12.7 million from December 31, 2008. The decrease in working capital in 2009 was primarily due to decreases in accounts receivable and inventory. Our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover. Days sales in accounts receivable was 58 days at December 31, 2009, compared to 52 days at December 31, 2008 and 63 days at December 31, 2007. We have not experienced any significant change in accounts receivable collectability, and continue to monitor the financial situation of our major customers. Days sales in inventory was 80 days at December 31, 2009, compared to 78 days at December 31, 2008 and 81 days at December 31, 2007. We continue to focus on controlling inventory to reduce overall inventory levels while maintaining levels sufficient to meet current customer demands.
At December 31, 2009, our current ratio was 4.6, an increase from the current ratio of 3.4 at December 31, 2008 and 3.1 at December 31, 2007. The improvement in the current ratio in 2009 was due primarily to the decrease in accounts payable resulting from our efforts to reduce spending levels for inventory and expense items to levels commensurate with lowered current business demands. The improvement in the current ratio in 2008 was due primarily to increases in current assets that more than offset increases in current liabilities.

Net debt as a percentage of capitalization was zero at December 31, 2009 and 2008 because our cash, cash equivalents and short-term investments were $6.0 million and $6.2 million greater than total debt, respectively. This compares to total net debt of $6.2 million at December 31, 2007. Our overall cash, cash equivalents and short-term investments position at December 31, 2009 and 2008 has improved from 2007 levels primarily due to the positive cash generated from continuing operations in 2009 and 2008. In addition, we decreased our debt level in 2009 through the repurchase of $10.0 million of our outstanding senior notes through a purchase in the open market.
Operating Activities
Our ability to generate cash from internal operations may be affected by general economic, financial, competitive, legislative and regulatory factors beyond our control. Generally, our cash flow from operations fluctuates due to various factors, including customer order patterns, fluctuations in working capital requirements, the amounts of payments of incentive compensation and profit sharing payments, changes in customer and supplier credit policies, and changes in customer payment patterns.
Cash provided by our operating activities from continuing operations in 2009 was $19.2 million, $4.4 million and $1.2 million lower than our cash provided by operating activities in 2008 and 2007, respectively. We experienced lower levels of sales in 2009 compared to the 2008 and 2007 periods due to the impact of the economic slow-down, causing accounts receivable and inventory levels to decrease in the period which is a source of operating cash flow. We also made a voluntary supplemental contribution into our domestic pension plans of $3.9 million in 2009, which resulted in a decrease in an operating accrual and a use of operating cash. In addition, the reduced levels of inventories and service supplies required to be purchased, and our focus on reducing working capital, has resulted in lower accounts payable at December 31, 2009, using cash of $12.8 million in the period.
Investing Activities
Our investing activities from continuing operations used $12.3 million in the year ended December 31, 2009 compared to cash provided by investing activities of $16.7 million and $29.7 million in the years ended December 31, 2008 and 2007, respectively. During 2008, we received total cash proceeds of $2.7 million from the sale of our performance racing facilities in North Carolina and Illinois. During 2007, we received cash proceeds from the sale of our precision components segment of $93.4 million.
Net short-term investment purchases and sales in 2009 used cash of $4.8 million compared to $29.2 million of cash generated in the 2008 period and $56.1 million of cash used in the 2007 period.
We used $7.5 million, $15.2 million and $7.6 million for the purchase of property, plant and equipment in the periods ended December 31, 2009, 2008 and 2007, respectively. The principal sources of financing for these capital expenditures were existing cash and internally generated funds. We anticipate capital expenditures in 2010 in the range of $8.0 million to $10.0 million. Our management critically evaluates all proposed capital expenditures and requires that each project maximizes shareholders’ value, and in doing so supports our business needs and long-term strategic plans.
Financing Activities
Cash used in financing activities was $22.3 million in 2009, compared to cash used of $0.7 million and $26.6 million in the years 2008 and 2007, respectively. We used $12.6 million, $2.3 million and $3.7 million to repurchase shares of our common stock pursuant to our stock repurchase programs in the periods ended December 31, 2009, 2008 and 2007, respectively. At December 31, 2009, the approximate dollar value of shares that may yet be purchased under our stock repurchase program was $0.3 million.
During 2009, we purchased $10.0 million of senior notes in open market purchases. In 2007, we repaid $35.0 million of outstanding debt, including the repayment of $1.0 million of local debt in China and $22.9 million of our senior notes. We had no outstanding borrowings under our domestic or Italian bank facilities at December 31, 2009, 2008 or 2007.
We received $0.3 million and $0.7 million in government grants during the years ended December 31, 2009 and 2008, respectively. In addition, we paid $0.3 million of costs and expenses associated with the June 2009 refinancing of our bank facility, which expires in June 2012.

Contractual Obligations and Other Commercial Commitments
The following table presents our total contractual obligations and other commercial commitments as of December 31, 2009:

(Dollars in Thousands)	Total	2010	2011-2013	2014-2016	Thereafter
Contractual obligations (1) (2) (3):
Bank facilities (4)	$—	—	—	—	—
Senior notes (5)	77,090	—	—	77,090	—
Operating leases	23,759	3,214	8,643	6,384	5,518
Deferred compensation plan distributions (6)	3,018	—	261	136	2,621
Purchase obligations (7)	18,361	18,271	82	8	—

Total contractual obligations	$122,228	$21,485	$8,986	$83,618	$8,139

Other commercial commitments:
Stand-by letters of credit	$855	$855

(1)	This contractual obligations table does not include our defined benefit pension obligations. An analysis of our obligations under our defined benefit pension plans is contained in Note 11 “Employee Benefits” in the accompanying audited Consolidated Financial Statements of this Form 10-K.

(2)	This contractual obligations table does not include liabilities related to deferred taxes because it is not certain when these liabilities will become due.

(3)	The above table does not include approximately $1.2 million of unrecognized tax benefits recorded in other long-term accrued expenses. These liabilities have not been included in the contractual obligations table because we cannot reasonably predict whether any specific taxing jurisdiction will select our tax returns to review, so it is impractical to determine the amounts that may impact future cash flows. See Note 13 “Income Taxes” in the accompanying audited Consolidated Financial Statements of this Form 10-K for further analysis of our unrecognized tax benefit liabilities.

(4)	The Company currently has no borrowings under its $30 million domestic bank facility or its $3.3 million (2.3 million Euro) Italian bank facility, both of which are variable rate obligations.

(5)	The senior notes accrue interest at a fixed rate of 8 3/4% per annum, or $6.7 million per year, which is paid semi-annually on January 1 and July 1.

(6)	Deferred compensation plan distributions are based on known in-service distributions with remaining payments made upon termination. For purpose of this table, all participants are assumed to be actively employed through December 31, 2016.

(7)	Purchase obligations primarily represent commitments for inventory purchases, services and capital expenditures under purchase order.
Debt
The following table summarizes the components of our indebtedness:

	December 31
	2009	2008
	(dollars in millions)
Senior notes	$77.1	$87.1
Bank facilities (domestic and foreign)	—	—

Total debt	$77.1	$87.1

As of December 31, 2009 and December 31, 2008, we were in compliance with the provisions of all of our debt instruments. We are not aware of any business or economic trends affecting our business that would cause us to become non-compliant with the provisions of our debt instruments during the next twelve months.
Senior Notes
On November 1, 2004, we completed a public offering of $110.0 million aggregate principal amount of our senior notes. In August 2007, under provisions of the indenture, a total of $22.9 million in aggregate principal amount was tendered and subsequently redeemed by us. In November 2009, we purchased $10.0 million of our senior notes in the open market. The senior notes have not been formally retired by us, but have been treated as an extinguishment of debt for accounting purposes because we have been released from being the primary obligor under the liability. As noted in the above table, after taking into account the above transactions, the remaining balance of our senior notes outstanding as of December 31, 2009 was $77.1 million.
Interest is payable on the senior notes each January 1 and July 1.
The senior notes are senior unsecured obligations, rank senior in right of payment to all of our existing and future subordinated debt and rank equally in right of payment with all of our existing and future senior debt, including the Credit and Security Agreement, dated June 12, 2009, with KeyBank National Association, as Lender (the bank facility), which is described in more detail below.
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

The indenture considers non-compliance with the limitations set forth above to be events of default. The indenture also considers non-payment of interest and principal amounts on the senior notes and certain payment defaults with respect to other debt in excess of $5.0 million to be events of default. In the event of a default, the principal and interest could be accelerated upon written notice by more than 25% or more of the holders of the senior notes.
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
As of December 31, 2009, we were in compliance with the provisions of our indenture and have met the cash flow ratio requirement that would permit us to incur additional debt.
Bank Facility
On June 12, 2009, we entered into a new three year bank facility with KeyBank National Association. The bank facility replaced our old credit facility which was due to mature on November 1, 2009.
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
The bank facility requires maintenance of a fixed charge coverage ratio of at least 1.0 to 1.0 measured quarterly on a trailing four quarter basis, although this ratio applies only if we have borrowings under the bank facility and our availability falls below $15.0 million.
Under the bank facility, we may:
•	pay cash dividends on our Class A common stock in an amount up to $5.0 million per year;
•	repurchase our Class A common stock in an amount not to exceed $30.0 million during the commitment period;
•	repurchase our 8 3/4% Senior Notes due 2014 (senior notes) in an amount not to exceed $30.0 million during the commitment period; and
•	effect acquisitions subject to certain restrictions in an unlimited amount;

provided that, in all cases there is no event of default, and with respect to acquisitions, our availability is not less than $15.0 million.
The bank facility also requires compliance with other customary loan covenants and contains customary default provisions that, if triggered, would cause the acceleration of repayment of the debt incurred under the bank facility. We agreed to maintain average compensating balances of $15.0 million ($10.0 million beginning January 1, 2010). The balances are not legally restricted to withdrawal and serve as normal operating cash.
We had no borrowings under our bank facility or old credit facility at December 31, 2009 and 2008, respectively. At December 31, 2009 and December 31, 2008, we had $13.1 million and $18.3 million, respectively, available to borrow, based on our eligible collateral less letters of credit outstanding. On December 31, 2009 and December 31, 2008, we had issued stand-by letters of credit totaling $0.9 million under our letter of credit sub-facility.
Other Debt
We have entered into a short-term, variable-rate, debt agreement of up to $3.3 million (2.3 million Euro) as of December 31, 2009, with a local Italian financial institution at our Italian facility. There were no borrowings under this credit facility at December 31, 2009 or 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.
Market Risk Disclosures. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates. In seeking to minimize the risks and costs associated with market risk, we manage our exposures to interest rates and foreign currency exchange rates through our regular operating and financial activities and through foreign currency hedge contracts. From time to time we may use foreign currency hedge contracts to reduce the effects of fluctuations in exchange rates, however we had no foreign currency hedge contracts outstanding as of December 31, 2009. The majority of assets held by our non-qualified deferred compensation plan are invested in mutual funds. We do not use financial instruments for speculative or trading purposes.
Interest Rate Risk. We are subject to market risk from exposure to changes in interest rates due to our financing, investing and cash management activities. We have domestic and Italian variable rate credit facilities, fixed rate senior notes, cash and equivalents and short and long-term investments. At December 31, 2009, our total debt outstanding consisted of fixed rate senior notes. Our cash is primarily invested in bank deposits, money market funds and other marketable debt securities, including commercial paper. Due to their short maturities, the carrying value of our investments approximates fair value on the reporting dates.
The primary objective of our investment strategy is to achieve maximum yield consistent with security of principal and maintenance of liquidity. In undertaking this strategy, we are exposed to financial market risks including default risk, cash balances included in bank deposits exceeding insurance limits set by the Federal Deposit Insurance Corporation, changes in marketable debt prices, equity security prices and interest rates. We do not expect any of our counterparties to fail to meet their obligations. At December 31, 2009, a 1% change in market interest rates on our cash and equivalents and short-term investments would have an impact of approximately $0.8 million on an annual basis.
Inflation/Deflation Risk. We manage our inflation/deflation risks by ongoing review of product selling prices and production costs. Our overall strategy is to remain commodity neutral with respect to increases or decreases in our raw material prices. However, the ability to pass on price increases to our customers or retain the benefit of price decreases is dependent on market conditions. The current economic crisis has resulted in increasing downward pressure from customers. It is difficult to predict the impact that possible future raw material cost changes might have on our profitability. The effect of deflation in raw material costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market. We have not entered into any hedging programs to mitigate the risk of adverse price fluctuations, nor do we intend to hedge our exposure to such risks in the future.

Foreign Currency Exchange Risk. We have foreign manufacturing operations in Italy, China and Canada. Revenue and expenses from these operations are denominated in local currency, thereby creating exposures to changes in exchange rates. As such, fluctuations in these operations respective currencies may have an impact on our business, results of operations and financial position. We currently do not use financial instruments to hedge our exposure to exchange rate fluctuations with respect to our foreign operations. As a result, we may experience substantial foreign currency translation gains or losses due to the volatility of other currencies compared to the U.S. dollar, which may positively or negatively affect our results of operations attributed to these operations. As currency exchange rates fluctuate, translation of the income statements of our international businesses into U.S. dollars will affect comparability of revenues and expenses between years.
Future business operations and opportunities outside of the United States may further increase the risk that cash flows resulting from these activities may be adversely affected by changes in currency exchange rates. If and when appropriate, we intend to manage these risks through our regular operating and financial activities and by utilizing various types of foreign exchange contracts.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
AUDITED CONSOLIDATED FINANCIAL STATEMENTS
Hawk Corporation
December 31, 2009, 2008 and 2007

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Hawk Corporation
We have audited the accompanying consolidated balance sheets of Hawk Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hawk Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hawk Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
March 10, 2010

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Hawk Corporation
We have audited Hawk Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hawk Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A). Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Hawk Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Hawk Corporation and our report dated March 10, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
March 10, 2010

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)

	December 31
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$47,206	$62,520
Short-term investments	35,930	30,774
Accounts receivable, less allowance of $985 in 2009 and $1,328 in 2008	27,578	38,569
Inventories:
Raw materials	5,503	10,607
Work-in-process	10,886	16,967
Finished products	11,106	13,803

Total inventories	27,495	41,377
Deferred income taxes	1,305	414
Other current assets	5,686	5,521

Total current assets	145,200	179,175

Property, plant and equipment:
Land and improvements	1,166	1,154
Buildings and improvements	19,264	16,227
Machinery and equipment	102,365	94,388
Furniture and fixtures	8,327	8,225
Construction in progress	2,186	6,638

	133,308	126,632
Less accumulated depreciation	86,212	79,134

Total property, plant and equipment	47,096	47,498

Other assets:
Finite-lived intangible assets	6,015	6,568
Deferred income taxes	289	2,381
Other	5,892	4,370

Total other assets	12,196	13,319

Total assets	$204,492	$239,992

See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)

	December 31
	2009	2008
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$16,861	$30,207
Accrued compensation	7,324	9,910
Accrued interest	3,385	3,816
Accrued taxes	345	2,253
Other accrued expenses	3,979	7,031

Total current liabilities	31,894	53,217

Long-term liabilities:
Long-term debt	77,090	87,090
Deferred income taxes	2,873	338
Pension liabilities	2,509	11,300
Other accrued expenses	12,656	10,656

Total long-term liabilities	95,128	109,384

Shareholders’ equity
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; 7,979,740 and 8,836,424 outstanding in 2009 and 2008, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Additional paid-in capital	55,323	54,738
Retained earnings	42,011	35,784
Accumulated other comprehensive loss	(3,281)	(8,232)
Treasury stock, at cost, 1,208,010 and 351,326 shares in 2009 and 2008, respectively	(16,676)	(4,992)

Total shareholders’ equity	77,470	77,391

Total liabilities and shareholders’ equity	$204,492	$239,992

See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except per share data)

	Year Ended December 31
	2009	2008	2007
Net sales	$172,402	$269,648	$215,879
Cost of sales	124,927	192,552	164,509

Gross profit	47,475	77,096	51,370

Operating expenses:
Selling, technical and administrative expenses	30,238	37,325	31,172
Amortization of finite-lived intangible assets	553	589	727

Total operating expenses	30,791	37,914	31,899

Income from operations	16,684	39,182	19,471

Interest expense	(8,036)	(8,055)	(9,394)
Interest income	491	2,089	3,835
Other income (expense), net	1,879	1,503	(297)

Income from continuing operations, before income taxes	11,018	34,719	13,615

Income tax provision	4,505	12,139	5,829

Income from continuing operations, after income taxes	6,513	22,580	7,786
(Loss) income from discontinued operations, after income tax (benefit) expense of ($70) in 2009, ($1,957) in 2008, and $2,414 in 2007	(136)	(1,738)	9,482

Net income	$6,377	$20,842	$17,268

Earnings per share:
Basic earnings per share:
Income from continuing operations, after income taxes	$0.77	$2.50	$0.85
Discontinued operations, after income taxes	(0.01)	(0.19)	1.06

Net earnings per basic share	$0.76	$2.31	$1.91

Diluted earnings per share:
Income from continuing operations, after income taxes	$0.75	$2.40	$0.82
Discontinued operations, after income taxes	(0.02)	(0.19)	1.01

Net earnings per diluted share	$0.73	$2.21	$1.83

Average shares outstanding — basic	8,242	8,964	8,967

Average shares and equivalents outstanding — diluted	8,507	9,356	9,360

Income available to common shareholders	$6,227	$20,692	$17,118

See notes to consolidated financial statements.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

					Accumulated Other Comprehensive
					(Loss) Income
							Unrealized Gain
			Additional	Retained	Foreign	Change in	/ Loss on
	Preferred	Common	Paid-in	Earnings	Currency	Pension	Marketable	Treasury
	Stock	Stock	Capital	(Deficit)	Translation	Liability	Securities	Stock	Total
Balance at January 1, 2007	$1	$92	$53,492	$(2,026)	$2,142	$(5,609)	$—	$(1,363)	$46,729

Net income	—	—	—	17,268	—	—	—	—	17,268
Other comprehensive income (loss):
Change in funded status of pensions, net of tax of $1,114	—	—	—	—	—	1,980	—	—	1,980
Unrealized gain on marketable securities, net of tax of $37	—	—	—	—	—	—	65	—	65
Foreign currency translation	—	—	—	—	3,545	(82)	—	—	3,463

Total comprehensive income	—	—	—	—	—	—	—	—	5,508
Preferred stock dividends	—	—	—	(150)	—	—	—	—	(150)
Share based compensation	—	—	390	—	—	—	—	—	390
Stock repurchase	—	—	—	—	—	—	—	(3,694)	(3,694)
Issuance of common stock from treasury as compensation and exercise of stock options	—	—	(814)	—	—	—	—	2,087	1,273

Balance at December 31, 2007	$1	$92	$53,068	$15,092	$5,687	$(3,711)	$65	$(2,970)	$67,324

Net income	—	—	—	20,842	—	—	—	—	20,842
Other comprehensive income (loss):
Change in funded status of pensions, net of tax of $4,276	—	—	—	—	—	(7,596)	—	—	(7,596)
Unrealized loss on marketable securities, net of tax of $25	—	—	—	—	—	—	(44)	—	(44)
Foreign currency translation	—	—	—	—	(2,744)	111	—	—	(2,633)

Total comprehensive loss	—	—	—	—	—	—	—	—	(10,273)
Preferred stock dividends	—	—	—	(150)	—	—	—	—	(150)
Share based compensation	—	—	808	—	—	—	—	—	808
Stock repurchase	—	—	—	—	—	—	—	(2,335)	(2,335)
Tax benefit from exercise of incentive stock options	—	—	908	—	—	—	—	—	908
Issuance of common stock from treasury as compensation and exercise of stock options	—	—	(46)	—	—	—	—	313	267

Balance at December 31, 2008	$1	$92	$54,738	$35,784	$2,943	$(11,196)	$21	$(4,992)	$77,391

Net income	—	—	—	6,377	—	—	—	—	6,377
Other comprehensive income (loss):

Change in funded status of pensions, net of tax of $2,159	—	—	—	—	—	3,800	—	—	3,800
Unrealized loss on marketable securities, net of tax of $16	—	—	—	—	—	—	(28)	—	(28)
Foreign currency translation	—	—	—	—	1,253	(74)	—	—	1,179

Total comprehensive income	—	—	—	—	—	—	—	—	4,951
Preferred stock dividends	—	—	—	(150)	—	—	—	—	(150)
Share based compensation	—	—	931	—	—	—	—	—	931
Stock repurchase	—	—	—	—	—	—	—	(12,632)	(12,632)
Tax benefit from exercise of incentive stock options	—	—	116	—	—	—	—	—	116
Issuance of common stock from treasury as compensation and exercise of stock options	—	—	(462)	—	—	—	—	948	486

Balance at December 31, 2009	$1	$92	$55,323	$42,011	$4,196	$(7,470)	$(7)	$(16,676)	$77,470

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended December 31
	2009	2008	2007
Cash flows from operating activities
Net income	$6,377	$20,842	$17,268
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	136	482	2,461
Loss (gain) on sale of discontinued operations, net of tax	—	1,256	(11,943)
Depreciation and amortization	8,070	7,767	7,682
Deferred income taxes	1,600	1,631	1,999
Amortization of discount on investments	(225)	(1,260)	(2,753)
Loss on sale or disposal of fixed assets	70	202	114
Write-off of deferred financing fees	177	—	583
Stock option expense	931	808	390
Changes in operating assets and liabilites:
Accounts receivable	11,126	(2,277)	(1,351)
Inventories	13,957	(5,255)	(1,253)
Other assets	(1,907)	(1,082)	(898)
Accounts payable	(12,834)	(473)	7,308
Accrued expenses	(8,011)	2,445	1,610
Pension accounts, net	(2,906)	(1,617)	(1,621)
Other	2,611	99	819

Net cash provided by operating activities of continuing operations	19,172	23,568	20,415
Net cash (used in) provided by operating activities of discontinued operations	(136)	1,939	(6,954)

Cash flows from investing activities
Proceeds from sale of discontinued operations	—	2,650	93,355
Purchase of held to maturity securities	—	—	(78,969)
Proceeds from held to maturity securities	—	—	80,475
Purchases of available for sale securities	(173,837)	(311,355)	(263,869)
Proceeds from available for sale securities	168,997	340,571	206,306
Purchases of property, plant and equipment	(7,518)	(15,204)	(7,648)
Proceeds from sale of property, plant and equipment	11	18	17

Net cash (used in) provided by investing activities of continuing operations	(12,347)	16,680	29,667
Net cash used in investing activities of discontinued operations	—	(51)	(1,423)

Cash flows from financing activities
Payments on short-term debt	—	—	(980)
Proceeds from long-term debt	—	—	10,964
Payments on long-term debt	(10,000)	(59)	(34,006)
Proceeds from stock options	436	221	1,233
Stock repurchase	(12,632)	(2,335)	(3,694)
Receipts from government grants	325	675	—
Payments of deferred financing fees	(340)	—	—
Tax benefit from exercise of incentive stock options	116	908	—
Payments of preferred stock dividends	(150)	(150)	(150)

Net cash used in financing activities of continuing operations	(22,245)	(740)	(26,633)
Net cash used in financing activities of discontinued operations	—	—	(14)
Effect of exchange rate changes on cash	242	(868)	771

Net cash (used in) provided by continuing operations	(15,178)	38,640	24,220
Net cash (used in) provided by discontinued operations	(136)	1,888	(8,391)

Net (decrease) increase in cash and cash equivalents	(15,314)	40,528	15,829
Cash and cash equivalents at beginning of year	62,520	21,992	6,163

Cash and cash equivalents at end of year	$47,206	$62,520	$21,992

Supplemental cash flow information
Cash payments for interest	$8,082	$7,697	$10,032

Cash payments for taxes	$6,606	$5,797	$5,602

Cash refunds for taxes	$(216)	$(580)	$(544)

Noncash investing and financing activities:
Tax benefit from exercise of incentive stock options	$116	$908	$—

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(In Thousands, except share data)
1. Basis of Presentation
Hawk Corporation, through its friction products segment, designs, engineers, manufactures and markets specialized components used in a variety of off-highway, on-highway, industrial, aircraft, agricultural and performance applications.
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
Cash Equivalents
The Company considers all highly liquid investments that are readily convertible to cash with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents at December 31, 2009 consist of various money market funds. The carrying amount of cash and cash equivalents approximates its fair value due to their short maturities.
Short-term Investments
The Company defines short-term investments as income yielding securities that can be readily converted into cash. Short-term investments at December 31, 2009 consist primarily of U.S. Treasury and agency obligations and various issues of A1+/P1 rated corporate commercial paper. The Company’s short-term investments are classified as available for sale and contractual maturities for all such securities at December 31, 2009 were within one year. Available-for-sale securities are reported at fair value with unrealized holding gains and losses, net of tax, included in Accumulated other comprehensive (loss) income.
Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, short and long-term investments, short-term trade receivables, short and long-term notes receivable, accounts payable, deferred compensation plan liabilities and debt instruments. Because of their short maturity, the historical carrying value of short-term financial instruments approximates fair value. Fair values for long-term financial instruments that are not readily determinable are estimated based upon the discounted future cash flows at prevailing market interest rates. Fair value of long-term debt is based on quoted market prices.
Trade Receivables
The Company maintains an allowance for doubtful accounts for estimated losses from the failure of our customers to make required payments for products delivered. The Company estimates this allowance based on the age of the related receivable, knowledge of the financial condition of its customers, review of historical receivable and reserve trends and other pertinent information. If the financial condition of the Company’s customers deteriorates or it experiences an unfavorable trend in receivable collections in the future, additional allowances may be required. Historically, the Company’s reserves have approximated actual experience.

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
Long-Lived Assets
Property, plant and equipment is stated at cost and includes expenditures for additions and major improvements. Expenditures for repairs and maintenance are charged to operations as incurred. The Company uses the straight-line method of depreciation for financial reporting purposes. Buildings and improvements are depreciated over periods ranging from 7 to 34 years. Machinery and equipment are depreciated over periods ranging from 4 to 12 years. Furniture and fixtures are depreciated over periods ranging from 3 to 10 years. Accelerated methods of depreciation are used for federal income tax purposes. When assets are sold or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statement of operations. The Company’s depreciation expense was $7,132 in 2009, $6,822 in 2008 and $6,550 in 2007.
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
Pension Benefits
The Company recognizes the overfunded or underfunded status of a plan as an asset or liability in the statement of financial position and the recognition of changes in the funded status in the year in which the changes occur through Accumulated other comprehensive (loss) income. Pension expense continues to be recognized in the financial statements on an actuarial basis.
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
Revenue Recognition
Revenue from the sale of the Company’s products is recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) shipment has occurred, (iii) the price to the customer is fixed or determinable, and (iv) collection of the resulting receivable is reasonable assured. Revenue is generally recognized at the point of shipment; however in certain instances as shipping terms dictate, revenue is recognized when the product reaches the point of destination, and title to the customer is transferred. Substantially all of the Company’s revenues are derived from fixed price purchase orders.
Costs and related expenses to manufacture the products are recorded as costs of sales when the related revenue is recognized. Shipping and handling costs are included in cost of products sold and are included in net sales when billed to customers.

Certain of the Company’s foreign locations collect various taxes from customers that have been assessed by a governmental authority and imposed on revenue-producing transactions. The Company records all such taxes on a net basis in its Consolidated Statements of Operations.
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
During the years 2009 and 2008, the Company received a grant totaling $1,000 which has been recognized as a reduction to the carrying value of Property, plant and equipment with a corresponding reduction to depreciation expense of $82 and $19, respectively. The government grant contains obligations to provide periodic progress reporting, maintenance of records and various other terms and conditions, and provides for repayment in the event of default by the Company. The Company has complied and expects to continue to comply with all conditions attached to the grant as of December 31, 2009.
Insurance
The Company uses a combination of insurance and self-insurance for a number of risks including property, general liability, directors’ and officers’ liability, workers’ compensation, vehicle liability and employee-related health care benefits. Liabilities associated with the risks that are retained are estimated by considering various historical trends and forward-looking assumptions. The estimated liabilities for these self-insured liabilities at December 31, 2009 and 2008 of $1,071 and $1,625, respectively, could be significantly affected if future actual occurrences and claims differ from these assumptions and historical trends.
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
Foreign Currency
The Company’s primary functional currency is the U.S. dollar. However, revenue and expenses from the Company’s foreign manufacturing operations in Italy, China and Canada are denominated in local currency, thereby creating exposures to changes in exchange rates. Gains and losses from foreign currency translation of assets and liabilities are included in Accumulated other comprehensive (loss) income, a separate component of shareholders’ equity. Accumulated other comprehensive (loss) income included translation gains (losses) of $1,179, ($2,633) and $3,463 for the years ended December 31, 2009, 2008 and 2007, respectively. Gains or losses resulting from foreign currency transactions are translated to local currency at the rates of exchange prevailing at the dates of the transactions. Sales or purchases in foreign currencies, other than the subsidiary’s local currency, are exchanged at the date of the transaction. The effect of transaction gains or losses is included in Other income (expense), net in our Consolidated Statements of Operations. Foreign currency transaction (losses) gains were ($398), $507, and $263 in 2009, 2008 and 2007, respectively.
Significant Concentrations
The Company provides credit, in the normal course of its business, to original equipment and aftermarket manufacturers. For the year ended December 31, 2009, approximately 44.5% of the Company’s revenue was derived from its top five customers. The Company’s largest customer, Caterpillar, accounted for approximately 17.3% of its total net sales in 2009. For the year ended December 31, 2008, the Company’s top five customers accounted for 43.9% of its revenues. The Company expects this customer concentration will continue to account for a large portion of our revenue in the future. The Company generally does not require collateral and performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses which, when realized, have been within the range of management’s expectations.

Personnel
At December 31, 2009, the Company had 619 domestic employees and 334 international employees. Approximately 25 employees at the Akron, Ohio facility are covered under a collective bargaining agreement with the United Automobile Workers expiring in July 2012. Approximately 210 employees at the Company’s Orzinuovi, Italy facility are represented by a national mechanics union agreement that expires in December 2012. Additionally, 205 of its Italian employees are also covered by an internal facility agreement that expires in December 2012. Labor relations are generally satisfactory, and there have been no major work stoppages in recent years.
Product Research and Development
Product research and development costs are expensed as incurred. The Company’s expenditures for product research and development and engineering were approximately $4,704 in 2009, $5,358 in 2008 and $4,627 in 2007.
Advertising
All advertising costs are expensed as incurred. The Company’s expenditures for advertising were approximately $247 in 2009, $596 in 2008 and $447 in 2007.
Income Taxes
The Company uses the liability method in measuring the provision for income taxes and recognizing deferred tax assets and liabilities in the balance sheet. The liability method requires that deferred income taxes reflect the tax consequences of currently enacted tax laws and rates for differences between the tax and financial reporting basis of assets and liabilities.
Recent Accounting Developments
The following new accounting updates and guidance became effective for the Company commencing with its fourth quarter of 2009:
•	In February 2010, the FASB issued ASU 2010-09, which addresses certain implementation issues related to an entity’s requirement to perform and disclose subsequent events procedures. The ASU (1) exempts entities that file their financial statements with, or furnish them to, the SEC from disclosing the date through which subsequent events procedures have been performed and (2) clarifies the circumstances in which an entity’s financial statements would be considered restated and in which the entity would therefore be required to update its subsequent events evaluation since the originally issued or available to be issued financial statements. ASU 2010-09 became effective immediately upon issuance, and the Company has adopted its disclosure requirements within this Form 10-K for the year ended December 31, 2009.
•	The FASB issued a technical amendment to employer’s disclosure requirements for plan assets for defined benefit pensions and other postretirement plans, which is integrated into the ASC at ASC 715-20-50, Compensation — Retirement Benefits: Defined Benefit Plans — General: Disclosure. The objective is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. The disclosures contained within the Company’s Form 10-K for the year ended December 31, 2009 are in compliance with the requirements of this ASC.
•	The FASB issued ASU 2009-05, which provides additional guidance clarifying the measurement of liabilities at fair value and addresses restrictions when estimating the fair value of a liability under ASC 820. When a quoted price in an active market for the identical liability is not available, ASU 2009-05 requires that the fair value should be measured using one of the following approaches a) the quoted price of the identical liability when traded as an asset, b) quoted prices for similar liabilities or similar liabilities when traded as assets or c) another valuation technique that is consistent with the principles of ASC 820. For the Company, ASU 2009-05 is effective for the quarter ended December 31, 2009. The disclosures contained within the Company’s Form 10-K for the year ended December 31, 2009 are in compliance with the requirements of this ASC.

In addition, the following accounting updates and guidance have been issued by the FASB which will be adopted by the Company in future periods:
•	In January 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. This ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for fiscal years beginning on or after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements and disclosures.
•	In December 2009, the FASB issued ASU 2009-17, which codifies SFAS 167 and revises the former guidance under FIN 46R to require an analysis to determine whether a variable interest gives the entity a controlling financial interest in a variable interest entity. SFAS 167 requires an ongoing reassessment and eliminates the quantitative approach previously required for determining whether an entity is the primary beneficiary. The ASU also requires additional disclosures about a reporting entity’s involvement with variable interest entities and about any significant changes in risk exposure as a result of that involvement. This ASU is effective for fiscal years beginning on or after November 15, 2009. The Company does not expect the adoption of this statement will have an impact on its consolidated financial statements and disclosures.
•	In December 2009, the FASB issued ASU 2009-16, which codifies SFAS 166 and revises the former guidance under SFAS 140. Among other things, ASU 2009-16 removes the concept of a qualifying special-purpose entity, changes the requirements for derecognizing assets, and enhances information reported to financial statement users by increasing the transparency of disclosures about transfers of financial assets and an entity’s continuing involvement with transferred financial assets. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This ASU is effective for fiscal years beginning on or after November 15, 2009. The Company does not expect the adoption of this statement will have an impact on its consolidated financial statements and disclosures.
•	In October 2009, the FASB issued ASU 2009-14, which will become effective for all revenue arrangements entered into or materially modified by the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. The Company does not expect the adoption of this guidance will have an impact on its consolidated financial statements and disclosures.
•	In October 2009, the FASB issued ASU 2009-13, which will become effective for all revenue arrangements entered into or materially modified by the Company beginning July 1, 2010, with earlier adoption permitted. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement considerations using the relative selling price method. The guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company does not expect the adoption of this guidance will have an impact on its consolidated financial statements and disclosures.
•	In September 2009, the FASB issued a proposed ASU on the Emerging Issues Task Force consensus-for-exposure on Issue 09-2 that addresses the inconsistencies between the accounting for Research and Development (R&D) assets acquired in a business combination and those acquired in an asset acquisition. The proposed ASU requires an entity to capitalize R&D assets acquired in an asset acquisition as indefinite-lived intangible assets until completion or abandonment of the related R&D activities. The ASU also proposes that contingent consideration in an asset acquisition would be accounted for in accordance with other sections of the ASC and includes a principle under which the entity would analyze whether contingent consideration relates to the acquired asset or to future services provided by the seller. The proposed ASU would be effective for fiscal years beginning on or after December 15, 2009 and the Company does not expect the adoption of this guidance will have a material impact on its consolidated financial statements and disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the accompanying financial statements.
3. Discontinued Operations
The Company began reporting the performance racing segment as a discontinued operation for financial reporting purposes as of March 31, 2008, at which point this segment had met the held for sale criteria. The sale of the Company’s performance racing facility in North Carolina closed on May 30, 2008, and the Company reported a loss on sale of $1,896 ($1,256, net of tax). This loss is reported in (Loss) income from discontinued operations, after income taxes in the Consolidated Statement of Operations for the year ended December 31, 2008. The sale of the Company’s performance racing facility in Illinois closed on December 22, 2008 and, because sales proceeds equaled net book value, no gain or loss was recognized in the Consolidated Statement of Operations for the year ended December 31, 2008.
The sale of the Company’s precision components segment closed in the first quarter of 2007, and the Company reported a gain on sale of the precision components segment of $15,023 ($11,943, net of tax). This gain is reported in (Loss) income from discontinued operations, after income taxes in the Consolidated Statement of Operations for the year ended December 31, 2007.
In connection with the finalization of the sale of the Company’s Monterrey, Mexico facility in 2006, the Company received a note receivable of $1,200. During 2008, the note holder defaulted on its repayment obligation and the Company recorded a reserve of $1,000 due to its uncertainty of collecting this remaining outstanding balance of the note receivable. During the fourth quarter of 2009, the Company was able to successfully negotiate a settlement arrangement with the note holder and realized $125 of income in (Loss) income from discontinued operations, after income taxes for the year ended December 31, 2009. During 2007, the Company received an audit assessment from the Mexican tax authority related to certain tax matters associated with its Mexican discontinued operation and recorded after tax discontinued operations expense of approximately $1,000 related to this assessment in the year ended December 31, 2007. In 2008, the Company received a favorable ruling from the Mexican tax authority and (Loss) income from discontinued operations, after income taxes was favorably impacted by approximately $800 in the year ended December 2008 as a result of this favorable ruling.
There are no remaining assets or liabilities classified as discontinued operations recorded in the Consolidated Balance Sheets at December 31, 2009 or 2008. Through December 31, 2009, the Company continues to make adjustments to amounts previously reported as discontinued operations and incur legal and professional expenses associated with the finalization of legal matters and closure of its legal presence in Mexico. This residual activity is included in the following summary of our results of discontinued operation:

	Year Ended December 31
	2009	2008	2007
Net sales	$—	$7,373	$20,093

(Loss) from discontinued operations, before income taxes	$(206)	$(1,799)	$(3,127)
(Loss) gain on sale of discontinued operations, before income taxes	—	(1,896)	15,023
Income tax (benefit) expense	(70)	(1,957)	2,414

(Loss) income from discontinued operations, after income taxes	$(136)	$(1,738)	$9,482

The following table presents the composition of basic and diluted earnings per share from discontinued operations, after income taxes for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31
	2009	2008	2007
Basic (loss) earnings per share from discontinued operations, after income taxes
(Loss) from discontinued operations, after income taxes	(0.01)	(0.05)	$(0.27)
(Loss) gain on sale of discontinued operations, after income taxes	—	(0.14)	1.33

Basic (loss) earnings per share from discontinued operations, after income taxes	$(0.01)	$(0.19)	$1.06

Diluted (loss) earnings per share from discontinued operations, after income taxes
(Loss) from discontinued operations, after income taxes	$(0.02)	$(0.05)	$(0.27)
(Loss) gain on sale of discontinued operations, after income taxes	—	(0.14)	1.28

Diluted (loss) earnings per share from discontinued operations, after income taxes	$(0.02)	$(0.19)	$1.01

4. Fair Value Measurements
The Company follows the fair value accounting guidance which refined the definition of fair value, established a framework for measuring fair value, and permitted the election of fair value measurement with unrealized gains and losses on designated items recognized in earnings at each subsequent period for certain financial assets and liabilities. The Company’s financial instruments include cash and cash equivalents, short and long-term investments, short-term trade receivables, short and long-term notes receivable, accounts payable and debt instruments. For short-term instruments, other than those required to be reported at fair value on a recurring basis and for which additional disclosures are included below, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization.
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

The following tables set forth our financial assets and liabilities that were recorded at fair value on a recurring basis as of December 31, 2009 and 2008:

	Total	Level 1	Level 2	Level 3
December 31, 2009
Assets:
Money market funds	$11,172	$11,172	$—	$—
Commercial paper	34,977	—	34,977	—
Other trading(1)	3,018	2,538	—	480

Total assets at fair value	$49,167	$13,710	$34,977	$480

Liabilities:
Deferred compensation plan liability (1)	$3,018	$2,538	$—	$480

Total liabilities at fair value	$3,018	$2,538	$—	$480

December 31, 2008
Assets:
Money market funds	$22,031	$22,031	$—	$—
Mutual funds	25,028	25,028	—	—
Commercial paper	19,956	—	19,956	—
U.S. govt. agencies	10,000	—	10,000	—
Other trading(1)	1,062	1,062	—	—

Total assets at fair value	$78,077	$48,121	$29,956	$—

Liabilities:
Deferred compensation plan liability (1)	$1,062	$1,062	$—	$—

Total liabilities at fair value	$1,062	$1,062	$—	$—

(1)	Other trading assets represent assets held in a rabbi trust to fund deferred compensation plan liabilities and are included as a component of Other long-term assets in the Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008. The deferred compensation plan liability is the Company’s liability under its deferred compensation plan and is included in Other long-term accrued expenses in the Consolidated Balance Sheets as of December 31, 2009 and 2008.
At December 31, 2009, a majority of the Company’s financial assets have been classified as Level 2. These assets are initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. The pricing services use many inputs to determine value, including reportable trades, broker/dealer quotes, bids, offers, and other industry and economic events. The Company validates the prices provided by its third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, and analyzing pricing data in certain instances. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates provided herein are not necessarily indicative of the amount that the Company or its debtholders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by our pricing services at either December 31, 2009 or 2008.
The fair values of the Company’s money market funds and the majority of certain other trading securities are determined based on quoted prices in active markets and have been classified as Level 1. The trading securities are maintained for the future payments under the Company’s deferred compensation plan, which is structured as a rabbi trust. The investments are all managed by a third party and valued based on the underlying fair value of each mutual fund held by the trust, for which there are active quoted markets. The related deferred compensation liabilities are valued based on the underlying investment selections held in each participant’s shadow account. Investment funds held by the rabbi trust, for which there is an active quoted market, mirror the investment options selected by participants in the deferred compensation plan. The majority of the deferred compensation liability is classified as Level 1. The total net realized and unrealized gains (losses) including the gain measured using Level 3 inputs totaled $778 in 2009, ($326) in 2008 and $0 in 2007 are included in Other income (expense), net in the Company’s Consolidated Statements of Operations, respectively. Offsetting entries to the deferred compensation liability and compensation expense within Selling, technical and administrative expenses, for the same amounts were also recorded during the years ended December 31, 2009, 2008 and 2007, respectively. The fair value of a guaranteed income fund maintained in the rabbi trust and reported in Other trading assets in the table above, and the related deferred compensation liability have been classified as Level 3.

Level 3 — Gains and Losses
The table below sets forth a summary of changes in the fair value of the deferred compensation plan’s Level 3 assets for the year ended December 31, 2009:

Guaranteed
Income Fund
Balance — January 1, 2009	$—
Realized gains	—
Unrealized gains / (losses) relating to instruments still held at reporting date	8
Purchases, sales, issuances and settlements (net)	472

Balance — December 31, 2009	$480

The deferred compensation plan has entered into an investment contract, the Guaranteed Income Fund (fund), with Prudential Retirement Services, Inc. (Prudential). Prudential maintains the contributions to this fund in a general account, which is credited with earnings on the underlying investments and charged for participant withdrawals and administrative expenses.
The Consolidated Balance Sheet as of December 31, 2009 presents the fund at contract value, which approximates fair value. However, contract value is the relevant measurement attribute for that portion of the net assets available for benefits attributable to fully benefit-responsive investment contract because contract value is the amount deferred compensation plan participants would receive if they were to initiate permitted transactions under the terms of the plan. Contract value represents contributions made under the contract, plus earnings and transfers in, less participant withdrawals, administrative expenses and transfers out. Prudential is contractually obligated to repay the principal and a specified interest rate that is guaranteed to the plan. Participants may ordinarily direct the withdrawal or transfer of all or a portion of their investment at contract value. However, Prudential has the right to defer certain disbursements (excluding retirement, termination, and death or disability disbursements) or transfers from the fund when total amounts disbursed from the pool in a given calendar year exceed 10% of the total assets in that pool on January 1 of that year. The Company does not believe that any events that would limit the deferred compensation plan’s ability to transact at contract value with participants are probable of occurring.
There are no reserves against contract value for credit risk of the contract issuer or otherwise. The average yield and crediting interest rate was approximately 2.87% for the year ended December 31, 2009. The crediting interest rate is based on a formula agreed upon with the Prudential, based on the yields of the underlying investments and considering factors such as projected investment earnings, the current interest environment, investment expenses, and a profit and risk component. The rate may never be less than 1.50% nor may it be reduced by more than 2.10% during any calendar year. Interest rates are declared in advance and guaranteed for six month periods.

The carrying value and the fair value of non-current financial liabilities that qualify as financial instruments are reported in the table below:

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term financial liabilities
Long-term debt	$77,090	$76,994	$87,090	$88,396
5. Investments
The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each balance sheet date. At both December 31, 2009 and December 31, 2008, the Company accounted for all of its short-term investments as available-for-sale. Available-for-sale securities are reported at fair value with unrealized holding gains and losses, net of tax, included in Accumulated other comprehensive loss in the Consolidated Balance Sheets. The amortized cost of debt securities in this category is adjusted for the amortization of any discount or premium to maturity computed under the effective interest method. Dividend and interest income, including the amortization of any discount or premium, as well as realized gains or losses, are included in Interest income in the Consolidated Statements of Operations. Both the cost of any security sold and the amount reclassified out of Accumulated other comprehensive (loss) income into earnings is based on the specific identification method.
The following is a summary of the Company’s available-for-sale securities as of December 31, 2009 and December 31, 2008, by contractual maturity dates:

		Available-for-Sale Securities
		Gross Unrealized	Gross Unrealized	Estimated Fair Value
	Amortized Cost	Gains	Losses	(Net Carrying Amount)
December 31, 2009
Other debt securities — due in one year or less	$35,941	$—	$(11)	$35,930

December 31, 2008
Other debt securities — due in one year or less	$30,791	$60	$(26)	$30,774

As of December 31, 2009, unrealized losses on available-for-sale securities of $11 ($7 net of tax) compared to net unrealized gains, net on available-for-sale securities of $34 ($21 net of tax) at December 31, 2008 are included in Accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. Unrealized losses of $32 ($21 net of tax) and unrealized gains $102 ($65 net of tax) were reclassified out of Accumulated other comprehensive (loss) income and into earnings during the years ended December 31, 2009 and 2008, respectively. No unrealized gains (losses) were reclassified out of Accumulated other comprehensive (loss) income during the year ended December 31, 2007.
At December 31, 2009, the Company had three investments with an amortized cost totaling $34,988 that were in an unrealized loss position totaling $11 and the Company determined that the gross unrealized loss on these investments is temporary in nature. The gross unrealized loss on these investments was due to changes in interest rates and, at December 31, 2009, the Company had both the intent and ability to hold these investments through their maturity dates in the first quarter of 2010, at which time it expects to receive the full maturity value of $35,000.
At December 31, 2008, the Company had one investment in commercial paper with an estimated fair value of $9,968 that was in an unrealized loss position, and the Company had determined that the gross unrealized loss on this investment was temporary in nature. The gross unrealized loss on this investment was due to changes in interest rates, and at December 31, 2008, the Company had both the intent and ability to hold this investment through its maturity date in the first quarter of 2009, at which time it received the full maturity value of $10,000.

6. Intangible Assets
The components of finite-lived intangible assets are as follows:

	December 31, 2009			December 31, 2008
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net
Product certifications	$20,820	$14,805	$6,015	$20,820	$14,252	$6,568

Product certifications were acquired and valued based on the acquired company’s position as a certified supplier of friction materials to the major manufacturers of commercial aircraft brakes. The benefit the Company receives from its product certifications is anticipated to continue as long as the friction technology underlying them is utilized by the manufacturers of commercial aircraft brakes. At December 31, 2009, the Company’s technology continues to be utilized on both current and replacement models of aircraft, and the Company currently anticipates that its technology will continue to be used over the remaining useful life of its product certifications. Therefore, the Company does not believe that our future cash flows will be materially impacted by our intent or ability to renew or extend our product certification arrangements.
The Company estimates that the straight-line amortization expense for finite-lived intangible assets will be $553 in each of the next four fiscal years 2010 through 2013 and $437 in 2014.
The Company expenses any costs incurred to renew or extend the terms of its finite-lived intangible assets. In 2009, 2008, and 2007, the company did not incur any costs to renew or extend the terms of its product certifications.
7. Financing Arrangements

	December 31
	2009	2008
Senior notes	$77,090	$87,090
Bank facilities (domestic and foreign)	—	—

Total debt	$77,090	$87,090

As of December 31, 2009 and December 31, 2008, the Company was in compliance with the provisions of all of its debt instruments.
Aggregate principal payments due on long-term debt as of December 31, 2009 are as follows: 2010 — $0; 2011 — $0; 2012 — $0; 2013 — $0; 2014 — $77,090.
Senior Notes
On November 1, 2004, the Company completed a public offering of $110,000 aggregate principal amount of 8 3/4% Senior Notes due November 1, 2014 (the senior notes). In August 2007, under provisions of the indenture, a total of $22,910 in aggregate principal amount was tendered and subsequently redeemed by the Company. The Company reported a loss on extinguishment of debt, comprised solely of the write-off of the unamortized portion of the debt issuance costs of $582, which was recorded in Other income (expense), net in the Consolidated Statement of Operations for the year ended December 31, 2007. In November 2009, the Company purchased $10,000 of its senior notes in the open market. The senior notes have not been formally retired by the Company, but have been treated as an extinguishment of debt for accounting purposes, as the Company has been released from being the primary obligor under the liability. The Company reported a $126 loss on extinguishment of debt associated with this purchase, comprised of a gain on the repurchase of the bonds and the write-off of the unamortized portion of the debt issuance costs which was included in Other income (expense), net in the Consolidated Statement of Operations for 2009, and a commission expense of $25, which was included in Selling, technical and administrative expense in the Consolidated Statement of Operations for 2009. As noted in the above table, after taking into account the above transactions, the remaining balance of senior notes outstanding as of December 31, 2009 is $77,090.

Interest is payable on the senior notes each January 1 and July 1.
The senior notes are senior unsecured obligations, rank senior in right of payment to all of the Company’s existing and future subordinated debt and rank equally in right of payment with all of the Company’s existing and future senior debt, including the Credit and Security Agreement, dated June 12, 2009, with KeyBank National Association, as Lender (the bank facility), which is described in more detail below.
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
The senior notes are governed by the indenture. The indenture also contains certain covenants, subject to a number of important limitations and exceptions that limit the Company’s ability to:
•	incur or guarantee additional debt or issue disqualified capital stock,
•	pay dividends, redeem subordinated debt or make other restricted payments,
•	issue preferred stock of its subsidiaries,
•	transfer or sell assets, including capital stock of its subsidiaries,
•	incur dividend or other payment restrictions affecting certain of its subsidiaries,
•	make certain investments or acquisitions,
•	grant liens on assets,
•	enter into certain transactions with affiliates, and
•	merge, consolidate or transfer substantially all of its assets.
The indenture considers non-compliance with the limitations set forth above to be events of default. The indenture also considers non-payment of interest and principal amounts on the senior notes and certain payment defaults with respect to other debt in excess of $5,000 to be events of default. In the event of a default, the principal and interest could be accelerated upon written notice by more than 25% or more of the holders of the senior notes.

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
Subsequent Event:
On February 8, 2010, the Company announced that it was soliciting consents from holders of $75,740 of its senior notes to effect an amendment to the indenture governing the senior notes. The amendment allows the Company to repurchase up to $20,000 of its outstanding common stock. The consent solicitation provided for the payment of a consent fee for valid consents received by the Company by 5:00 p.m. on February 22, 2010. As of that date $75,585 of the senior notes consented and a fee of $1,513 was paid to the consenting senior note holders. On February 23, 2010, the Company entered into a supplemental indenture to allow for the stock repurchase.
Bank Facility
On June 12, 2009, the Company entered into a new three year bank facility with KeyBank National Association. The new bank facility replaced the Company’s old credit facility which was due to mature on November 1, 2009.
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
provided that, in all cases there is no event of default, and with respect to acquisitions, the Company’s availability is not less than $15,000.
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

Approximately $356 of costs and expenses related to the issuance of the bank facility are being deferred and amortized over the three year term of the bank facility.
The Company maintains its bank facility to finance its ongoing working capital requirements, capital expenditure requirements and for general corporate purposes.
The Company had no borrowings under its bank facility or old credit facility at December 31, 2009 and December 31, 2008, respectively. The Company had $13,089 at December 31, 2009 compared to $18,335 as of December 31, 2008 available to borrow based on its eligible collateral. On December 31, 2009, the Company had issued stand-by letters of credit totaling $855 compared to $893 of issued stand-by letters of credit as of December 31, 2008.
Other
The Company has entered into a short-term, variable rate, debt agreement of up to $3,297 (2,300 Euro) with a local Italian financial institution at its facility in Italy. There were no borrowings under this facility as of December 31, 2009 or December 31, 2008.
8. Accounts Receivables Factoring Agreement
The Company’s Italian subsidiary had a factoring agreement to sell, without recourse, certain of their European-based accounts receivables to an unrelated third party financial institution during 2009 and 2008. Under the terms of the factoring agreement, the maximum available amount of the factoring facility outstanding at any one time was $6,751 (4,710 Euro) during 2009 and $5,991 (4,250 Euro) during 2008, which limitation was subject to change based on the level of eligible receivables. During the course of the year in 2009 and 2008, $7,412 and $4,060, respectively, of receivables had been sold under the terms of the factoring agreement. The sale of these receivables reduced the credit exposure of the Company. The Company has the option to receive a cash advance from the factoring company upon the sale of the receivable. As of December 31, 2009 and 2008, the Company had no cash advances from the factoring company under the programs. Sales of account receivable to the factoring company are reflected as a reduction of trade accounts receivable and an expense is reflected in the Consolidated Statement of Operations on such sale. The amounts due from the factoring company as of December 31, 2009 and 2008, net of advances received, were $3,278 and $3,980, respectively, and are included in Accounts receivable in the Consolidated Balance Sheets. The Company paid fees associated with the sale of receivables based on the monetary value of the receivables sold. Administrative costs related to this program for the years ended December 31, 2009 and 2008 were $48 and $22, respectively, and are included in Selling, technical and administrative expenses in the Consolidated Statements of Operations.
9. Shareholders’ Equity
Dividends on the Series D preferred stock are payable, when declared, at the rate of 9.8% per annum. The Company paid dividends of $150 in each year of 2009 and 2008 to its preferred stockholders. Each share of Series D preferred stock is (1) entitled to a liquidation preference equal to $1,000 per share plus any accrued or unpaid dividends, (2) not entitled to vote, except in certain circumstances, and (3) redeemable in whole, at the option of the Company, for $1,000 per share plus all accrued dividends to the date of redemption. The Company also has 100,000 authorized shares of $0.01 par value, Series E preferred stock, of which no shares are issued or outstanding. Each share of Series E preferred stock is (1) not redeemable and is entitled to dividends in the amount of 1,000 times the per share dividend received by the holders of common stock, (2) entitled to 1,000 votes per share, and (3) entitled to a liquidation right of 1,000 times the aggregate amount distributed per share to the holder of common stock.
The holders of the Series D preferred are entitled to elect a majority of the members of the Board of Directors. Accordingly, if any two of the Series D preferred shareholders vote their shares of Series D preferred stock in the same manner, they will have sufficient voting power to elect a majority of the Board of Directors and to thereby control and direct the policies of the Board of Directors and, in general, to determine the outcome of various matters submitted to the stockholders for approval, including fundamental corporate transactions.

In 1997, the Board of Directors declared a dividend of one Series E preferred share purchase right (a Right) for each outstanding share of common stock. The dividend was payable to the shareholders of record as of January 16, 1998, and with respect to common stock, issued thereafter until the Distribution Date, as defined in the Rights Agreement, and in certain circumstances, with respect to common stock issued after the Distribution Date. As of December 31, 2009 7,979,740 Rights were outstanding. Except as set forth in the Amended and Restated Rights Agreement, dated January 4, 2008, each Right, when it becomes exercisable, entitles the registered holder to purchase from the Company one one-thousandth of a share of Series E preferred stock at a price of $70 per one one-thousandth share of a Series E preferred stock, subject to adjustment. A Right will generally become exercisable upon any person becoming the beneficial owner of 15% or more of the then outstanding Class A common stock of the Company.
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
On November 24, 2008, the Company announced a plan, approved by the Board of Directors, to repurchase up to $15,000 of its shares of Class A common stock in the open market, through privately negotiated transactions or otherwise in accordance with securities laws and regulations. Under the terms of the indenture, as of December 31, 2009, the Company wsa limited to repurchase up to $15,868 of its shares of Class A common stock based on the Company’s cumulative net income through December 31, 2009. As of December 31, 2009, $14,661 has been spent by the Company to repurchase 1,072,911 shares of common stock at market prices.
On February 19, 2010, the Company’s Board of Directors approved a plan to repurchase up to $25,000 of its shares of Class A common stock in the open market, through privately negotiated transactions or otherwise in accordance with securities laws and regulations. Under the terms of the indenture and supplemental indenture, as of March 8, 2010, the Company is limited to purchase $20,867 of its common stock based on a covenant formula applicable to stock repurchases, including the recent amendment which allows for a repurchase of up to $20,000 of the Company’s common stock.
10. Stock Compensation Plan
The Company’s Amended and Restated 2000 Long Term Incentive Plan (Plan), provides for the granting of up to 1,315,000 shares of common stock of the Company. The Plan had 509,483 shares available for grants as of December 31, 2009. Options generally vest over a five year period after the grant date and expire no more than ten years after the grant date.
There were no options granted in 2009. The fair value of stock options granted in 2008 and 2007 were estimated using the Black-Scholes option pricing model. A summary of the assumptions used in determining the fair value of options follows:

	2009	2008	2007
Expected volatility	n/a	86.2%	87.2%
Expected option life in years	n/a	5.5	5.5
Expected dividend yield	n/a	0.0%	0.0%
Risk-free interest rate	n/a	3.2%	5.0%
Weighted average fair value per option at grant date	n/a	$5.19	$8.68
Application of the Black-Scholes option pricing model involves assumptions that are judgmental and affect compensation expense. Historical information is the primary basis for the selection of expected volatility, expected option life and expected dividend yield. Expected volatility is based on the most recent historical period equal to the expected life of the option. The risk-free interest rate is based on yields of U.S. Treasury zero-coupon issues with a term equal to the expected life of the option on the date the stock options were granted.

The Company recognized $931, $808 and $390 of compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively. The Company classifies its stock option expense principally in Selling, technical & administrative expenses in its Consolidated Statements of Operations.
Stock-based option activity during the year ended December 31, 2009, was as follows:

			Weighted
			Average	Aggregate
		Weighted Average	Remaining	Intrinsic Value
	Options	Exercise Price	Contract Term	(in thousands)
Options outstanding at January 1, 2009	798,828	$8.50
Granted	—	—
Exercised	(69,649)	6.27
Forfeited or expired	—	—

Options outstanding at December 31, 2009	729,179	$8.72	4.7 yrs.	$6,548

Exercisable at December 31, 2009	527,778	$6.05	3.5 yrs.	$6,112
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $17.61 closing price of shares of common stock of the Company on December 31, 2009, over the exercise price of the stock option, multiplied by the number of options outstanding and exercisable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company’s shares of common stock.
The weighted-average fair value of stock options granted per option was $0 in 2009, $5.19 in 2008 and $8.28 in 2007.
The following table summarizes information about stock options exercised and vested (in thousands of dollars):

	For the years ended December 31
	2009	2008	2007
	(in thousands)
Total intrinsic value of options exercised	$344	$305	$1,863
Total fair value of shares vested	$652	$213	$114
The following table summarizes the non-vested status of the Company’s stock-based option awards:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Beginning nonvested shares outstanding	283,200	$10	150,200	$6	219,480	$3
Issuances	—	—	179,000	$12	59,875	$8
Cancellations	—	—	—	—	—	—
Forfeitures	—	—	—	—	(84,280)	—
Vestings	(81,799)	$8	(46,000)	$5	(44,875)	$3
Ending nonvested shares outstanding	201,401	$11	283,200	$10	150,200	$6
Net cash proceeds from the exercise of stock options were $436 in 2009, $221 in 2008 and $1,233 in 2007. Shares used to satisfy the exercise of stock-based awards are normally issued out of treasury stock. The Company does not currently have a policy of repurchasing a specified number of shares issued under employee benefit programs during any particular time period. The intrinsic value of stock options exercised was $344 in 2009, $305 in 2008 and $1,863 in 2007.

As of December 31, 2009, there was $1,030 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements under the Company’s stock compensation plans. The remaining cost is expected to be recognized over the next 2.3 years.
11. Employee Benefits
The Company sponsors several defined benefit pension plans covering certain domestic and Canadian employees. Domestic defined benefit pension plans comprise 96% of our projected benefit obligation. The Company recognizes the net amount by which pension and other postretirement benefit plan liabilities are over funded or underfunded, which is the difference between plan assets at fair value and the projected benefit obligation, on its Consolidated Balance Sheets. Benefits payable are based primarily on compensation and years of service or a fixed annual benefit for each year of service. The Company funds the plans in amounts sufficient to satisfy the minimum amounts required under the Employee Retirement Income Security Act of 1974 and the Ontario Pension Benefits Act and Regulation.
The following table summarizes the balance sheet impact, including the benefit obligations, assets and funded status associated with our pension plans at December 31, 2009 and 2008:

	Year Ended December 31
	2009	2008
Accumulated benefit obligation	$31,327	$30,845

Change in benefit obligation:
Benefit obligation at beginning of year	$31,013	$28,405
Service cost	309	190
Interest cost	1,819	1,746
Actuarial losses	324	2,651
Foreign currency exchange rate impact (1)	154	(207)
Benefits paid	(2,021)	(1,772)

Benefit obligation at end of year	$31,598	$31,013

Change in plan assets:
Fair value of plan assets at beginning of year	$19,713	$27,923
Actual return on plan assets	6,525	(7,530)
Foreign currency exchange rate impact (1)	104	(166)
Company contributions	4,768	1,258
Benefits paid	(2,021)	(1,772)

Fair value of plan assets at end of year	$29,089	$19,713

Funded status of the plans	$(2,509)	$(11,300)

Amounts recognized in the Consolidated Balance Sheets consist of the following:
Pension liabilities — non current	$(2,509)	$(11,300)

(1)	Resulting from the impact of the Company’s defined benefit pension plan in Canada.
The amount of the net actuarial gain included in Accumulated other comprehensive (loss) income for 2009 is $4,498. The reclassification adjustment out of Accumulated other comprehensive (loss) income for 2009 for those amounts that have been recognized as a component of net periodic pension expense is $1,473.
The amount of unrecognized net actuarial loss and prior service credits, net of tax, included in Accumulated other comprehensive (loss) income at December 31, 2009 is $801 and $6,669, respectively.

The estimated amounts of unrecognized net actuarial loss and prior service cost expected to be amortized from Accumulated other comprehensive (loss) income and recognized as components of net periodic benefit cost in 2010 are $299 and $693, respectively.
Amounts applicable to the Company’s under-funded pension plans at December 31, 2009 and 2008 are as follows:

	Year Ended December 31
	2009	2008
Projected benefit obligation	$31,598	$31,013
A ccumulated benefit obligation	$31,327	$30,845
Fair value of plan assets	$29,089	$19,713
A mounts recognized as accrued benefit liabilities	$2,509	$11,300
A summary of the components of net periodic benefit cost of the Company’s defined benefit pension plans for the periods presented in the Consolidated Statements of Operations is as follows:

	Year Ended December 31
	2009	2008	2007
Components of net periodic pension cost:
Service cost	$340	$223	$186
Interest cost	1,819	1,746	1,703
Expected return on plan assets	(1,759)	(2,274)	(2,091)
Amortization of prior service cost	240	240	240
Recognized net actuarial loss	1,233	251	400

Net periodic pension cost of defined benefit plans	$1,873	$186	$438

The plans’ assets are primarily invested in equity and fixed income securities. In addition, one of the Company’s defined benefit plans also contains investments in the Company’s Class A common stock, which is included as part of U.S. Companies — value in the asset allocation table. As of December 31, 2009, 60,000 shares of the Company’s Class A common stock were held by a defined benefit plan at a cost of $717 and with a market value of $1,057. The Company has not and does not contemplate paying dividends on its Class A common stock.
The following assumptions were used in accounting for the defined benefit plans:

	Year Ended December 31
	2009	2008	2007
Weighted average rates used to compute the projected benefit obligation as of December 31:
Discount rate	6.0%	6.0%	6.0%
Rate of compensation increase (1)	3.5%	3.5%	3.5%

Weighted average rates used to determine the net periodic benefit cost for the years ended December 31:
Discount rate	6.1%	6.0%	5.6%
Rate of compensation increase (1)	3.5%	3.5%	3.5%
Expected long-term rate of return on plan assets	8.2%	8.2%	8.2%

(1)	Only the Company’s Canadian pension plan is impacted by a rate of compensation increase.
The measurement date used to determine the pension benefit measurements for all plans in all periods presented is December 31. The Company has reviewed historical rates of return specific to its respective plans to determine the expected long-term rate of return on assets.

The Company expects to contribute $1,789 in cash in 2010 to fund its defined benefit pension plans for both the 2009 and 2010 plan years based on the contribution expectation provided by its third party actuary.
Estimated benefit payments for the next five years and in the aggregate for the five years thereafter are:

Benefit
Year	Payments
2010	$1,739
2011	$1,782
2012	$1,837
2013	$1,853
2014	$1,917
2015 - 2019	$10,060
Investment Strategy and Asset Allocation
The objectives of the Company’s investment strategies are the preservation of capital and long-term growth without exposing principal to undue risk utilizing an investment strategy of investing in equities, fixed income, cash equivalents and alternative investments in a mix which participates in a rising market and provides protection in a falling market. Target asset allocations are a range of 55% to 65% in equity securities, a range of 25% to 35% in fixed income and cash securities and a maximum of 10% in alternative investments. These target asset allocations have been determined after giving consideration to the expected returns of each asset class, the expected variability or volatility of the asset class returns over time, and the complementary nature or correlation of the asset classes within the portfolio. Assets are rebalanced periodically to conform to policy tolerances. The Company also employs an active management approach for the portfolio. Each asset class is managed by one or more external money managers with the objective of generating returns, net of management fees, which exceed market-based benchmarks.
The fair values of the major categories of defined benefit plan assets are presented below:

	Year Ended December 31
	2009		2008
Asset Category
Cash and equivalents	$664	2.3%	$522	2.6%
Equity securities:
U.S. companies — growth	5,383	18.5%	3,621	18.4%
Foreign companies — growth	4,272	14.7%	2,922	14.8%
U.S. companies — value	6,592	22.7%	4,614	23.4%
Foreign companies — value	3,469	11.9%	2,285	11.6%

Total equity securities	19,716	67.8%	13,442	68.2%
Fixed income securities:
Short-term investments	264	0.9%	355	1.8%
Fixed income funds	6,649	22.9%	5,394	27.4%

Total fixed income securities	6,913	23.8%	5,749	29.2%
Other	1,796	6.2%	—	—

Total	$29,089	100%	$19,713	100.0%

Pension Plan Assets Measured at Fair Value
The Company classifies and discloses pension plan assets in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.
The following table summarizes the fair values, and levels within the fair value hierarchy in which the fair value measurements fall for pension plan assets at December 31, 2009:

December 31, 2009	Total	Level 1	Level 2	Level 3
Cash and equivalents	$664	$664	$—	$—
Equity securities:
U.S. companies — growth	5,383	3,383	2,000	—
Foreign companies — growth	4,272	2,365	1,907	—
U.S. companies — value	6,592	4,680	1,912	—
Foreign companies — value	3,469	2,448	1,021	—
Fixed income securities:
Short-term investments	264	—	264	—
Fixed income funds	6,649	4,649	2,000	—
Other	1,796	—	1,796	—

Total	$29,089	$18,189	$10,900	$—

Defined Contribution Plan
The Company also sponsors a defined contribution plan which provides for voluntary employee contributions and matching and discretionary employer contributions. Aggregate employer contributions were approximately $420 in 2009, $1,560 in 2008, which included $614 in discretionary employer contributions and $1,187 in 2007, which included $595 in discretionary employer contributions. The Company elected to not make any discretionary employer contribution for 2009. In addition, effective at the beginning of the third quarter of 2009, the Company suspended its matching employer contribution as part of the Company’s cost savings plan. On March 1, 2010, matching contributions were reinstated at 50% of the participant’s tax deferred contributions up to 6% of eligible compensation.
12. Lease Obligations
The Company leases certain office and warehouse facilities, equipment and vehicles under operating leases. Certain of these operating leases contain escalation clauses, rent holidays, and/or provide the Company with a renewal option after the initial lease term. At December 31, 2009 and 2008, Other accrued expenses on the Company’s Consolidated Balance Sheets included a deferred rent liability of $1,945 and $2,012, respectively, resulting from the difference between rental expense recognized on a straight-line basis and cash payments for rent. Leasehold improvements are amortized over the shorter of the economic useful life of the improvements or the remaining balance of the lease term.
The Company has one material operating lease commitment for its Tulsa facility. The initial term of this lease arrangement is 15 years beginning January 1, 2005, with an original minimum lease commitment of $20,942. The Company has the option to renew the lease for two additional five year terms. The first 18 months of the lease was a rent holiday.

For all operating lease arrangements, rental expense is recognized on a straight-line basis over the lease term. Rental expense was approximately $3,649 in 2009, $3,774 in 2008 and $3,443 in 2007. Future non-cancelable minimum lease commitments under agreements that have an original or existing term in excess of one year as of December 31, 2009 are as follows: 2010 — $3,214; 2011 — $3,052; 2012 — $2,831; 2013 — $2,760; 2014 — $2,478; and thereafter — $9,424.
13. Income Taxes
The effective income tax rate from continuing operations for the year ended December 31, 2009, was 40.9%, compared to 35.0% for the year ended December 31, 2008. The Company’s effective rate differs from the U.S. statutory rate of 35.0% primarily as a result of foreign withholding taxes on royalty income, a higher effective rate at a foreign subsidiary and the impact of non-deductible expenses on the Company’s worldwide taxes.
In December 2007, the Italian Parliament approved the Budget Law for 2008, effective January 1, 2008, which resulted in a decrease in the corporate income tax rate in Italy from 33.0% to 27.5% and an additional reduction in the regional rate from 4.25% to 3.90%. The rate reduction was offset in part by changes which broadened the tax base. The Company has evaluated the impact of the law change and has implemented these favorable changes for its Italian operations, which reduced its worldwide continuing operations effective rate in 2008. Additionally, the law change provided for an election under which the Company would reverse the accelerated depreciation taken in prior years at a substantially lower rate. The Company made this election in the quarter ended June 30, 2008. The impact of this election was a discrete decrease of $391 to the 2008 tax provision.
The Company was granted a five year tax holiday upon its entry into China by the Chinese taxing authority/government which would have commenced in the year the Company first became subject to tax. Effective January 1, 2009, a change in the Chinese tax law required that all tax holidays not yet active take effect on January 1, 2009, and remain in effect for the stated period for which they were originally issued. Under this arrangement, the tax holidays available to the Company’s China subsidiary will expire after December 31, 2012.
The total amount of unrecognized tax benefits as of December 31, 2009, was $1,164 (including $318 of accrued interest and penalties), the recognition of which would have had an effect of $1,127 on the continuing operations effective tax rate. The Company believes it is reasonably possible that the unrecognized tax benefit may be reduced by $206 in the next twelve months.
The changes in the liability for unrecognized tax benefits not including interest and penalties during the year ended December 31, 2009, for both continuing and discontinuing operations, were as follows:

	For the Year Ended December 31
	2009	2008
Balance at January 1	$586	$1,113
Additions based on tax positions related to the current year	116	110
Additions for tax positions of prior years	273	—
Reduction for tax positions of prior years	(23)	—
Settlement	—	(517)
Lapses in applicable statutes	(106)	(120)

Balance at December 31	$846	$586

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. The amount included in income tax expense from continuing operations for the year ended 2009 for interest and penalties was $318 for the years ended 2008 and 2007, the amounts were not material.
During 2009, the Company received notification of potential tax deficiencies at its Italian subsidiary from Inland Revenue (Italy). The Company recorded unrecognized tax benefits of $554 (including $239 of interest and penalties) as tax expense related to this audit. The Company does not agree with the proposed adjustment and is contesting the preliminary audit report. In 2008, the Company received a favorable ruling with respect to the Mexican income tax audit which enabled the Company to reverse the liability of $1,146 for unrealized tax benefits recorded in prior years.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Company is currently under examination for the tax years 2007 and 2008 by U.S. federal income tax authorities and for tax year 2006 by Italian income tax authorities. The years 2003 — 2009 are open years available for examination by various state, local and foreign tax authorities.
The provision (benefit) for income taxes from continuing operations consists of the following:

	Year ended December 31
	2009	2008	2007
Current:
Federal	$2,096	$3,138	$8
State and local	64	307	(97)
Foreign	745	7,063	3,919

	2,905	10,508	3,830
Deferred:
Federal	2,043	2,708	1,318
State and local	9	21	38
Foreign	(452)	(1,098)	643

	1,600	1,631	1,999

Total income tax provision	$4,505	$12,139	$5,829

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	Year ended December 31
	2009	2008
Deferred tax assets:
NOL carryforward	$1,532	$1,540

AMT carryforward	—	490
Accrued vacation	532	494
Employee benefits	1,702	3,599
Other accruals	2,139	2,734
Book over tax amortization	—	—
Inventory	2,251	1,134

Subtotal deferred tax assets	8,156	9,991
Valuation allowances	(1,358)	(1,594)

Total deferred tax assets	6,798	8,397

Deferred tax liabilities:
Tax over book depreciation	5,920	4,158
Tax over book amortization	1,792	1,436
Foreign leased property	310	334
Other	55	12

Total deferred tax liabilities	8,077	5,940

Net deferred tax (liabilities) assets	$(1,279)	$2,457

As of December 31, 2009 and 2008, the Company had net operating losses (NOL’s) associated with state and local taxes of $50,048 and $51,561, respectively, and alternative minimum tax (AMT) credit carry forwards of $0 and $490, respectively.
The Company records a valuation allowance to offset any deferred tax asset if, based upon the available evidence it is more likely than not that some or all of the deferred tax asset will not be realized. The Company has a valuation allowance at December 31, 2009 and 2008 for deferred taxes attributed to financial reserves in China. The valuation allowance was recorded due to prior history of operating losses and the uncertainty of earnings in future periods at its China facility. At December 31, 2009 and 2008, the Company has a valuation allowance of $1,276 and $1,540, respectively, against certain domestic state and local tax NOL’s because of uncertainty of future earnings in these locations and the potential for these NOL’s to lapse. In 2008, the Company reversed a valuation allowance previously recorded at its Canadian subsidiary. The Company has determined that no additional valuation allowance is necessary as of December 31, 2009.
The provision for income taxes from continuing operations differs from the amounts computed by applying the federal statutory rate as follows:

	Year Ended December 31
	2009	2008	2007
Income tax expense at federal statutory rate	$3,856	$12,152	$4,764
State and local tax, net of federal tax benefit	47	213	(38)
Taxes on foreign income which differ from United States statutory rate	389	(909)	668
Foreign tax withholding	160	329	232
Unrecognized tax benefits	533	—	—
Tax credit utilization	(699)	—	—
Other	219	354	203

Provision for income taxes	$4,505	$12,139	$5,829

The following table illustrates the domestic and foreign components of the Company’s income (loss) from continuing operations before income taxes:

	Year ended December 31
	2009	2008	2007
Income (loss) from continuing operations before income taxes:
Domestic	$12,263	$14,473	$2,953
Foreign	(1,245)	20,246	10,662

As reported	$11,018	$34,719	$13,615

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $40,541 and $41,407 at December 31, 2009 and 2008, respectively. These earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided. The Company cannot determine in any practical manner the amount of income tax liability that would result if such earnings would be repatriated. Upon distribution of these earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes, which may be offset by foreign tax credits, and withholding taxes payable to various foreign countries.

14. Earnings Per Share
Basic and diluted earnings per share are computed as follows:

	Year Ended December 31
	2009	2008	2007
Income from continuing operations, after income taxes	$6,513	$22,580	$7,786
Less: Preferred stock dividends	150	150	150

Income from continuing operations, after income taxes available to common shareholders	$6,363	$22,430	$7,636

Net income	$6,377	$20,842	$17,268
Less: Preferred stock dividends	150	150	150

Net income available to common shareholders	$6,227	$20,692	$17,118

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	8,242	8,964	8,967

Diluted:
Basic weighted average shares outstanding	8,242	8,964	8,967
Dilutive effect of stock options	265	392	393

Diluted weighted average shares outstanding	8,507	9,356	9,360

Earnings per share:
Basic earnings from continuing operations, after income taxes	$0.77	$2.50	$0.85
Discontinued operations, after income taxes	(0.01)	(0.19)	1.06

Net earnings per basic share	$0.76	$2.31	$1.91

Diluted earnings from continuing operations, after income taxes	$0.75	$2.40	$0.82
Discontinued operations, after income taxes	(0.02)	(0.19)	1.01

Net earnings per diluted share	$0.73	$2.21	$1.83

A weighted average of 228,044, 85,672 and 110,762 options were not included in the calculation of diluted weighted shares outstanding because they were anti-dilutive for the years ended December 31, 2009, 2008 and 2007 respectively.
15. Related Parties
The Company reported as legal expense, included in Selling, technical and administrative expenses in the Consolidated Statements of Operations, approximately $1,337, $1,449 and $791 during 2009, 2008 and 2007, respectively, to Kohrman Jackson and Krantz (KJK), our lead counsel, for legal services performed in the ordinary course of business for a variety of legal matters, including the current investigation by the SEC, which began in November 2006, the sale of the Company’s performance racing segment businesses in 2008, and the sale of the Company’s precision components segment in 2007. Additionally, in June 2009, the Company paid $70 to KJK for legal services in connection with the Company’s new bank facility. This payment is being ratably amortized, as a part of deferred financing costs, in Interest expense in the Consolidated Statements of Operations through June 2012. Approximately $22 and $97 of related party payables are included in Accounts payable, and $138 and $226 of related party accrued expenses are included in Accrued other, in the Company’s Consolidated Balance Sheets as of December 31, 2009 and 2008, respectively.
Byron Krantz, a director of the Company and a partner of KJK, beneficially owns 3.4% of the Class A common stock and 10% of the Series D preferred stock of the Company as of December 31, 2009. Mr. Krantz is also a party to a stockholders agreement governing the voting and disposition of all shares of the Company’s voting stock owned by the parties to the agreement.

On January 26, 2010 the Friction Products Co. Employees Pension Plan, a related party, purchased $1,000 of senior notes for its investment portfolio.
16. Principal Markets and Geographic Disclosures
Since its divestitures of the performance racing segment in 2008 and the precision components segment in 2007, the Company operates within one segment called friction products. Friction products are the replacement components used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. The Company custom-designs, manufactures and markets these components. Below are the principal end markets from which the Company derives its sales.

	Year Ended December 31
	2009	2008	2007
	(dollars in thousands)
Net Sales by Market:
Construction and Mining	$62,947	$127,371	$99,247
Aircraft and Defense	47,373	54,739	43,292
Agriculture	24,466	40,406	29,276
Truck	16,725	24,795	23,220
Performance Friction	11,856	10,414	10,063
Specialty Friction	6,541	9,744	10,344
Alternative Energy	2,494	2,179	437

Total	$172,402	$269,648	$215,879

The Company’s capital expenditures and depreciation expense are below:

	Year Ended December 31
	2009	2008	2007
	(dollars in thousands)
Capital Expenditures	$7,518	$15,204	$7,648
Depreciation Expense	7,132	6,822	6,550
The geographic split of the Company’s net sales and property, plant and equipment, based on country of origin, is as follows:

	Year Ended December 31
	2009	2008	2007
	(dollars in thousands)
Net Sales:
United States	$125,489	$157,437	$131,644
Italy	39,554	98,023	73,457
All Other Foreign	7,359	14,188	10,778

Total	$172,402	$269,648	$215,879

Property, Plant and Equipment:
United States	$34,728	$33,610	$27,272
Italy	10,150	11,198	9,729
All Other Foreign	2,218	2,690	2,574

Total	$47,096	$47,498	$39,575

The Company’s other foreign operations are located in China and Canada.
The Company’s largest customer, Caterpillar, represented approximately 17.3%, 19.1% and 17.7% of consolidated net sales in 2009, 2008 and 2007, respectively.
17. Supplemental Guarantor Information
Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Company’s senior notes. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.
The following supplemental consolidating condensed financial statements present:
•	Consolidating condensed Balance Sheets as of December 31, 2009 and December 31, 2008, consolidating condensed Statements of Operations for the years ended December 31, 2009, 2008 and 2007 and consolidating condensed Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

•	Hawk Corporation (Parent), combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries consisting of the Company’s subsidiaries in Italy, Canada and China with their investments in subsidiaries accounted for using the equity method.

•	Elimination entries necessary to consolidate the financial statements of the Parent and all of its subsidiaries.
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

Supplemental Consolidating Condensed
Balance Sheet

	December 31, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$24,182	$11	$23,013	$—	$47,206
Short-term investments	34,977	—	953	—	35,930
Accounts receivable, net	—	12,520	15,058	—	27,578
Inventories, net	—	16,714	11,025	(244)	27,495
Deferred income taxes	511	—	794	—	1,305
Other current assets	3,704	723	1,259	—	5,686

Total current assets	63,374	29,968	52,102	(244)	145,200
Investment in subsidiaries	49,927	—	—	(49,927)	—
Inter-company advances, net	—	2,738	(2,738)	—	—
Property, plant and equipment, net	—	34,728	12,368	—	47,096
Other assets:
Finite-lived intangible assets	—	6,015	—	—	6,015
Other	5,892	—	289	—	6,181

Total other assets	5,892	6,015	289	—	12,196

Total assets	$119,193	$73,449	$62,021	$(50,171)	$204,492

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$46	$9,696	$7,119	$—	$16,861
Accrued compensation	2,455	2,599	2,270	—	7,324
Accrued interest	3,385	—	—	—	3,385
Accrued taxes	—	56	345	(56)	345
Other accrued expenses	1,804	1,870	292	13	3,979

Total current liabilities	7,690	14,221	10,026	(43)	31,894
Long-term liabilities:
Long-term debt	77,090	—	—	—	77,090
Deferred income taxes	2,508	—	365	—	2,873
Other	4,499	6,534	4,132	—	15,165
Inter-company advances, net	(50,064)	42,346	7,919	(201)	—

Total long-term liabilities	34,033	48,880	12,416	(201)	95,128
Shareholders’ equity	77,470	10,348	39,579	(49,927)	77,470

Total liabilities and shareholders’ equity	$119,193	$73,449	$62,021	$(50,171)	$204,492

Supplemental Consolidating Condensed
Balance Sheet

	December 31, 2008
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$45,241	$32	$17,247	$—	$62,520
Short-term investments	29,956	—	818	—	30,774
Accounts receivable, net	—	13,900	24,669	—	38,569
Inventories, net	—	23,779	17,858	(260)	41,377
Deferred income taxes	116	—	298	—	414
Other current assets	1,545	1,650	2,326	—	5,521

Total current assets	76,858	39,361	63,216	(260)	179,175
Investment in subsidiaries	38,498	—	—	(38,498)	—
Inter-company advances, net	—	14,122	(14,115)	(7)	—
Property, plant and equipment, net	—	33,610	13,888	—	47,498
Other assets:
Finite-lived intangible assets	—	6,568	—	—	6,568
Other	5,956	606	189	—	6,751

Total other assets	5,956	7,174	189	—	13,319

Total assets	$121,312	$94,267	$63,178	$(38,765)	$239,992

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$114	$14,865	$15,228	$—	$30,207
Accrued compensation	3,013	4,393	2,504	—	9,910
Accrued interest	3,816	—	—	—	3,816
Accrued taxes	195	45	2,058	(45)	2,253
Other accrued expenses	1,796	2,956	2,273	6	7,031

Total current liabilities	8,934	22,259	22,063	(39)	53,217
Long-term liabilities:
Long-term debt	87,090	—	—	—	87,090
Deferred income taxes	—	—	338	—	338
Other	2,327	15,785	3,844	—	21,956
Inter-company advances, net	(54,430)	46,591	7,696	143	—

Total long-term liabilities	34,987	62,376	11,878	143	109,384
Shareholders’ equity	77,391	9,632	29,237	(38,869)	77,391

Total liabilities and shareholders’ equity	$121,312	$94,267	$63,178	$(38,765)	$239,992

Supplemental Consolidating Condensed
Statement of Operations

	Year Ended December 31, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net sales	$—	$124,433	$51,327	$(3,358)	$172,402
Cost of sales	—	81,316	46,969	(3,358)	124,927

Gross profit	—	43,117	4,358	—	47,475
Operating expenses:
Selling, technical and administrative expenses	21	25,225	4,992	—	30,238
Amortization of intangibles	—	553	—	—	553

Total operating expenses	21	25,778	4,992	—	30,791

Income (loss) from operations	(21)	17,339	(634)	—	16,684
Interest (expense) income, net	—	(7,782)	237	—	(7,545)
Income (loss) from equity investee	5,593	(1,356)	—	(4,237)	—
Other income (expense), net	674	2,032	(827)	—	1,879

Income (loss) from continuing operations, before income taxes	6,246	10,233	(1,224)	(4,237)	11,018
Income tax provision (benefit)	(151)	4,524	132	—	4,505

Income (loss) from continuing operations, after income	6,397	5,709	(1,356)	(4,237)	6,513
Discontinued operations, after income taxes	(20)	(116)	—	—	(136)

Net income (loss)	$6,377	$5,593	$(1,356)	$(4,237)	$6,377

Supplemental Consolidating Condensed
Statement of Operations

	Year Ended December 31, 2008
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net sales	$—	$155,745	$123,925	$(10,022)	$269,648
Cost of sales	—	106,725	95,849	(10,022)	192,552

Gross profit	—	49,020	28,076	—	77,096
Operating expenses:
Selling, technical and administrative expenses	70	29,331	7,924	—	37,325
Amortization of intangibles	—	589	—	—	589

Total operating expenses	70	29,920	7,924	—	37,914

Income (loss) from operations	(70)	19,100	20,152	—	39,182
Interest (expense) income, net	(220)	(6,278)	532	—	(5,966)
Income from equity investee	23,521	14,817	—	(38,338)	—
Other income (expense), net	(303)	2,073	(267)	—	1,503

Income from continuing operations, before income taxes	22,928	29,712	20,417	(38,338)	34,719
Income tax provision	50	6,445	5,644	—	12,139

Income from continuing operations, after income taxes	22,878	23,267	14,773	(38,338)	22,580
Discontinued operations, after income taxes	(2,036)	254	44	—	(1,738)

Net income	$20,842	$23,521	$14,817	$(38,338)	$20,842

Supplemental Consolidating Condensed
Statement of Operations

	Year Ended December 31, 2007
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net sales	$—	$133,535	$93,013	$(10,669)	$215,879
Cost of sales	—	99,870	75,308	(10,669)	164,509

Gross profit	—	33,665	17,705	—	51,370
Operating expenses:
Selling, technical and administrative expenses	327	24,083	6,762	—	31,172
Amortization of intangibles	—	727	—	—	727

Total operating expenses	327	24,810	6,762	—	31,899

Income (loss) from operations	(327)	8,855	10,943	—	19,471
Interest (expense) income, net	(234)	(5,646)	321	—	(5,559)
Income from equity investee	7,538	5,153	—	(12,691)	—
Other income (expense), net	(530)	694	(461)	—	(297)

Income from continuing operations, before income taxes	6,447	9,056	10,803	(12,691)	13,615
Income tax provision	16	1,482	4,331	—	5,829

Income from continuing operations, after income taxes	6,431	7,574	6,472	(12,691)	7,786
Discontinued operations, after income taxes	10,837	(36)	(1,319)	—	9,482

Net income	$17,268	$7,538	$5,153	$(12,691)	$17,268

Supplemental Consolidating Condensed
Cash Flows Statement

	Year Ended December 31, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net cash provided by operating activities of continuing operations	$6,351	$6,277	$6,544	$—	$19,172
Net cash used in operating activities of discontinued operations	—	(136)	—	—	(136)
Cash flows from investing activities:
Purchases of available for sale securities	(173,837)	—	—	—	(173,837)
Proceeds from available for sale securities	168,997	—	—	—	168,997
Purchases of property, plant and equipment	—	(6,495)	(1,023)	—	(7,518)
Proceeds from sale of property, plant and equipment	—	8	3		11

Net cash used in investing activities of continuing operations	(4,840)	(6,487)	(1,020)	—	(12,347)
Net cash used in investing activities of discontinued operations	—	—	—	—	—
Cash flows from financing activities:
Proceeds from stock options	436	—	—	—	436
Stock repurchase	(12,632)	—	—	—	(12,632)
Receipts from government grants	—	325	—	—	325
Payments on long-term debt	(10,000)				(10,000)
Payment of deferred financing fees	(340)	—	—	—	(340)
Tax benefit from exercise of incentive stock options	116				116
Payments of preferred stock dividend	(150)	—	—	—	(150)

Net cash (used in) provided by financing activities of continuing operations	(22,570)	325	—	—	(22,245)
Net cash used in financing activities of discontinued operations	—	—	—	—	—
Effect of exchange rate changes on cash	—	—	242	—	242

Net cash (used in) provided by continuing operations	(21,059)	115	5,766	—	(15,178)
Net cash used by discontinued operations	—	(136)	—	—	(136)

Net (decrease) increase in cash and cash equivalents	(21,059)	(21)	5,766	—	(15,314)
Cash and cash equivalents at beginning of period	45,241	32	17,247	—	62,520

Cash and cash equivalents at end of period	$24,182	$11	$23,013	$—	$47,206

Supplemental Consolidating Condensed
Cash Flows Statement

	Year Ended December 31, 2008
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities of continuing operations	$2,767	$8,348	$12,453	$—	$23,568
Net cash provided by operating activities of discontinued operations	—	1,895	44	—	1,939
Cash flows from investing activities:
Proceeds from sale of discontinued operations	2,650	—	—	—	2,650
Purchases of available for sale securities	(310,359)	—	(996)	—	(311,355)
Proceeds from available for sale securities	339,575	—	996	—	340,571
Purchases of property, plant and equipment	—	(10,884)	(4,320)	—	(15,204)
Proceeds from sale of property, plant and equipment	—	7	11	—	18

Net cash provided by (used in) investing activities of continuing operations	31,866	(10,877)	(4,309)	—	16,680
Net cash used in investing activities of discontinued operations	—	(51)	—	—	(51)
Cash flows from financing activities:
Proceeds from stock options	221	—	—	—	221
Stock repurchase	(2,335)	—	—	—	(2,335)
Receipts from government grants		675			675
Payments on long-term debt	—	—	(59)	—	(59)
Tax benefit from exercise of incentive stock options	908	—	—	—	908
Payments of preferred stock dividend	(150)	—	—	—	(150)

Net cash (used in) provided by financing activities of continuing operations	(1,356)	675	(59)	—	(740)
Effect of exchange rate changes on cash	—	—	(868)	—	(868)

Net cash provided by (used in) continuing operations	33,277	(1,854)	7,217	—	38,640
Net cash provided by discontinued operations	—	1,844	44	—	1,888

Net increase (decrease) in cash and cash equivalents	33,277	(10)	7,261	—	40,528
Cash and cash equivalents at beginning of period	11,964	42	9,986	—	21,992

Cash and cash equivalents at end of period	$45,241	$32	$17,247	$—	$62,520

Supplemental Consolidating Condensed
Cash Flows Statement

	Year Ended December 31, 2007
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(1,244)	$10,936	$10,723	$—	$20,415
Net cash used in operating activities of discontinued operations	—	(5,481)	(1,473)	—	(6,954)
Cash flows from investing activities:
Proceeds from sale of discontinued operations	93,354	1	—	—	93,355
Purchases of held to maturity securities	(78,969)	—	—	—	(78,969)
Proceeds from held to maturity securities	80,475	—	—	—	80,475
Purchases of available for sale securities	(262,937)	—	(932)	—	(263,869)
Proceeds from available for sale securities	206,306	—	—	—	206,306
Purchases of property, plant and equipment	—	(4,033)	(3,615)	—	(7,648)
Proceeds from sale of property, plant and equipment	—	15	2	—	17

Net cash provided by (used in) investing activities of continuing operations	38,229	(4,017)	(4,545)	—	29,667
Net cash used in investing activities of discontinued operations	—	(1,423)	—	—	(1,423)
Cash flows from financing activities:
Payments on short-term debt	—	—	(980)	—	(980)
Proceeds from long-term debt	10,964	—	—	—	10,964
Payments on long-term debt	(33,874)	—	(132)	—	(34,006)
Proceeds from stock options	1,233	—	—	—	1,233
Stock repurchase	(3,694)	—	—	—	(3,694)
Payments of preferred stock dividend	(150)	—	—	—	(150)

Net cash used in financing activities of continuing operations	(25,521)	—	(1,112)	—	(26,633)
Net cash used in financing activities of discontinued operations	—	(14)	—	—	(14)
Effect of exchange rate changes on cash	—	—	771	—	771

Net cash provided by continuing operations	11,464	6,919	5,837	—	24,220
Net cash used in discontinued operations	—	(6,918)	(1,473)	—	(8,391)

Net increase in cash and cash equivalents	11,464	1	4,364	—	15,829
Cash and cash equivalents at beginning of period	500	41	5,622	—	6,163

Cash and cash equivalents at end of period	$11,964	$42	$9,986	$—	$21,992

18. Summary of Quarterly Results of Operations (Unaudited)

	2009
	March 31	June 30	September 30	December 31
Net sales	$44,285	$39,077	$43,452	$45,588
Gross profit	11,998	8,391	13,569	13,517
Income from continuing operations, after income taxes	1,584	(372)	3,783	1,518
Discontinued operations, after income taxes	(10)	(164)	(13)	51

Net income	$1,574	$(536)	$3,770	$1,569

Basic earnings per share: (1)
Earnings per share from continuing operations	$0.18	$(0.05)	$0.46	$0.18
Discontinued operations	—	(0.02)	—	0.01

Net earnings per basic share	$0.18	$(0.07)	$0.46	$0.19

Diluted earnings per share: (1)
Earnings per share from continuing operations	$0.17	$(0.05)	$0.45	$0.18
Discontinued operations	—	(0.02)	—	—

Net earnings per diluted share	$0.17	$(0.07)	$0.45	$0.18

	2008
	March 31	June 30	September 30	December 31
Net sales	$65,779	$71,801	$74,181	$57,887
Gross profit	17,411	21,099	25,111	13,475
Income from continuing operations, after income taxes	3,826	6,180	10,297	2,277
Discontinued operations, after income taxes	(675)	(1,168)	(41)	146

Net income	$3,151	$5,012	$10,256	$2,423

Basic earnings per share: (1)
Earnings per share from continuing operations	$0.42	$0.69	$1.14	$0.25
Discontinued operations	(0.07)	(0.13)	—	0.02

Net earnings per basic share	$0.35	$0.56	$1.14	$0.27

Diluted earnings per share: (1)
Earnings per share from continuing operations	$0.40	$0.66	$1.09	$0.24
Discontinued operations	(0.07)	(0.13)	—	0.02

Net earnings per diluted share	$0.33	$0.53	$1.09	$0.26

(1)	Due to the quarterly computation of earnings per share, the sum of the four cumulative quarters will not necessarily equal the annual total.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to			Balance at
	Beginning of	Costs and			End of
	Year	Expenses	Deductions		Year
Year ended December 31, 2009:
Allowance for uncollectible accounts	$1,328	$(146)	$(197)	(1)(3)	$985
Slow moving and obsolete inventory reserve	3,793	1,424	(175)	(2)(3)	5,042

Year ended December 31, 2008:
Allowance for uncollectible accounts	$847	$726	$(245	)(1)(3)	$1,328
Slow moving and obsolete inventory reserve	3,477	860	(544	)(2)(3)	3,793

Year ended December 31, 2007:
Allowance for uncollectible accounts	$827	$120	$(100	)(1)(3)	$847
Slow moving and obsolete inventory reserve	2,970	901	(394	)(2)(3)	3,477

(1)	Uncollectible accounts written off, net of recoveries.

(2)	Inventory items written off against the reserve account.

(3)	Impact of foreign currency on accounts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of December 31, 2009, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial and accounting officer. Based on this evaluation, our Chief Executive Officer and interim Chief Accounting Officer each concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13(a)-15(f) of the Exchange Act, which is to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles defined in the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Under the supervision and with the participation of management, including our Chief Executive Officer and interim Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Attestation Report of Independent Registered Public Accounting Firm. Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as a part of their audit, has issued their attestation report, set forth in Item 8 of this Form 10-K, on the effectiveness of our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is incorporated herein by reference to the Registrant’s definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders (Proxy Statement), under the captions “Structure and Practices of the Board of Directors,” “Executive Officers” “Section 16(a) Beneficial Ownership Reporting Compliance “Summary Compensation) and “Code of Business Conduct and Ethics.” This Proxy Statement will be filed with the SEC prior to April 30, 2010.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 is contained under the caption “Compensation Discussion and Analysis,” “Compensation Committee Report”, and “Structure and Practices of the Board of Directors — Director Compensation” “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement and is incorporated herein by reference. This Proxy Statement will be filed with the SEC prior to April 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required with respect to security ownership of certain beneficial owners is set forth under the caption “Principal Stockholders,” and “Equity Compensation Plan Information” in the Company’s definitive Proxy Statement to be filed prior to April 30, 2010, and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by Item 13 is contained under the caption “Certain Relationships and Related Transactions” and “Structure and Practices of the Board of Directors — Director Independence” in the Proxy Statement and is incorporated herein by reference. This Proxy Statement will be filed with the SEC prior to April 30, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is contained under the caption “Audit Committee Report — Principal Accountant Fees and Services” in the Proxy Statement and is incorporated herein by reference. This Proxy Statement will be filed with the SEC prior to April 30, 2010.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Schedules
1.	The following consolidated financial statements of Hawk Corporation are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:
(i)	Consolidated Balance Sheets at December 31, 2009 and 2008

(ii)	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

(iii)	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007

(iv)	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

(v)	Notes to Consolidated Financial Statements for the years ended December 31, 2009, 2008 and 2007
2.	Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007
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

3.3
Hawk Corporation’s Amendment No. 1 to Amended and Restated By-laws, dated August 19, 2008 (Incorporated by reference to the Company’s Current Report on Form 8-K as filed on August 22, 2008 with the Securities and Exchange Commission)

4.1
Stockholders’ Voting Agreement, effective as of November 27, 1996, by and among Hawk Corporation, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz and the Krantz Family Limited Partnership (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission (Reg. No. 333-18433))

4.2
Letter agreement, dated January 5, 1998, amending the Stockholders’ Voting Agreement, effective as of November 27, 1996, by and among Hawk Corporation, Norman C. Harbert, the Harbert Family Limited Partnership, Ronald E. Weinberg, the Weinberg Family Limited Partnership, Byron S. Krantz and the Krantz Family Limited Partnership (Incorporated by reference to the Company’s Amendment No. 4 to Registration Statement on Form S-1/A as filed on January 23, 1998 with the Securities and Exchange Commission (Reg. No. 333-40535))

4.3
Indenture, dated as of November 1, 2004, among Hawk Corporation, the Guarantors named therein, and HSBC Bank USA, National Association, as Trustee (Incorporated by reference to the Company’s Form 8-K as filed on November 1, 2004 with the Securities and Exchange Commission)

4.4
Registration Rights Agreement, dated as of November 1, 2004, among Hawk Corporation, the Guarantors named therein, and Jefferies & Company, Inc. (Incorporated by reference to the Company’s Form 8-K as filed on November 1, 2004 with the Securities and Exchange Commission)

4.5
Amended and Restated Rights Agreements dated as of January 4, 2008, by and between Hawk Corporation and National City Bank, as Rights Agent (Incorporated by reference to the Company’s Form 8-K as filed on January 4, 2008 with the Securities and Exchange Commission)

4.6
Form of 8 3/4% Senior Exchange Note due 2014 (Incorporated by reference to the Company’s Registration Statement on Form S-4 as filed on December 3, 2004 with the Securities and Exchange Commission (Reg. No. 333-120991))

4.8
Supplemental Indenture, dated as of February 23, 2010, among Hawk Corporation, the Guarantors named therein, and HSBC Bank USA, National Association, as Trustee (Incorporated by reference to the Company’s Form 8-K as filed on February 24, 2010 with the Securities and Exchange Commission)

10.1†
Hawk Corporation 1997 Stock Option Plan (Incorporated by reference to the Company’s Registration Statement on Form S-1 as filed on November 19, 1997 with the Securities and Exchange Commission (Reg. No. 333-40535))

10.2†
First Amendment to Hawk Corporation 1997 Stock Option Plan dated December 31, 2008 (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008 as filed on March 10, 2009 with the Securities and Exchange Commission)

10.3†
Hawk Corporation Amended and Restated 2000 Long Term Incentive Plan (Incorporated by reference to the Annex A of the Company’s Definitive Proxy Statement as filed on April 29, 2008 with the Securities and Exchange Commission)

10.4†
First Amendment to Hawk Corporation 2000 Long Term Incentive Plan dated December 31, 2008 (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008 as filed on March 10, 2009 with the Securities and Exchange Commission)

10.5†
Hawk Corporation Annual Incentive Compensation Plan (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2000 as filed on March 23, 2001 with the Securities and Exchange Commission)

10.6†
Hawk Corporation Deferred Compensation Plan (Incorporated by reference to the Company’s Registration Statement on Form S-8 as filed on December 5, 2007 with the Securities and Exchange Commission (Reg. No. 333-147832))

10.7
Form of Intellectual Property Security Agreement, dated as of August 10, 2001, by and between Hawk Corporation and each of the following subsidiaries of Hawk Corporation: Allegheny Powder Metallurgy, Inc., Clearfield Powdered Metals, Inc., Friction Products Co., Hawk Brake, Inc., Hawk MIM, Inc., Helsel, Inc., Hawk Motors, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Sinterloy Corporation, Tex Racing Enterprises, Inc. and Wellman Friction Products U.K. Corp. (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2001 as filed on August 14, 2001 with the Securities and Exchange Commission)

10.8
Credit and Security Agreement, dated November 1, 2004, among Hawk Corporation, Allegheny Clearfield, Inc., Friction Products Co., Hawk MIM, Inc., Hawk Motors, Inc., Hawk Precision Components, Inc., Helsel, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., Sinterloy Corporation, S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Tex Racing Enterprises, Inc., Wellman Products Group, Inc., and Wellman Products, LLC, as Borrowers, and KeyBank National Association, as Administrative Agent and LC Issuer (Incorporated by reference to the Company’s Form 8-K as filed on November 1, 2004 with the Securities and Exchange Commission)

10.9
Amendment No. 1 to Credit and Security Agreement made as of August 31, 2006 among Hawk Corporation, Allegheny Clearfield, Inc., Friction Products Co., Hawk MIM, Inc., Hawk Motors, Inc., Hawk Precision Components Group, Inc., Helsel, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., Sinterloy Corporation, S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Tex Racing Enterprises, Inc., Wellman Products Group, Inc., and Wellman Products, LLC, as borrowers, the Lenders listed on the signature pages thereto, and KeyBank National Association, as Administrative Agent and LC Issuer (Incorporated by reference to the Company’s Form 8-K as filed on September 1, 2006 with the Securities and Exchange Commission)

10.10
Amendment No. 2 to Credit and Security Agreement made as of August 31, 2006 among Hawk Corporation, Allegheny Clearfield, Inc., Friction Products Co., Hawk MIM, Inc., Hawk Motors, Inc., Hawk Precision Components Group, Inc., Helsel, Inc., Logan Metal Stampings, Inc., Net Shape Technologies LLC, Quarter Master Industries, Inc., Sinterloy Corporation, S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Tex Racing Enterprises, Inc., Wellman Products Group, Inc., and Wellman Products, LLC, as borrowers, the Lenders listed on the signature pages thereto, and KeyBank National Association, as Administrative Agent and LC Issuer (Incorporated by reference to the Company’s Form 8-K as filed on February 8, 2006 with the Securities and Exchange Commission)

10.11
Amendment No. 4 and Consent to Credit and Security Agreement and Omnibus Amendment to Certain Other Loan Documents, made as of May 30, 2008, among Hawk Corporation, Friction Products Co., Hawk Motors, Inc., Logan Metal Stampings, Inc., Quarter Master Industries, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Tex Racing Enterprises, Inc., Wellman Products Group, Inc., and Wellman Products, LLC, as borrowers, the Lenders listed on the signature pages of the Agreement, KeyBank National Association, as Administrative Agent, and KeyBank National Association, as LC Issuer (Incorporated by reference to the Company’s Form 8-K as filed on June 3, 2008 with the Securities and Exchange Commission)

10.12
Form of Pledge and Security Agreement — Borrower in favor of KeyBank National Association (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed on November 15, 2004 with the Securities and Exchange Commission)

10.13
Form of Collateral Assignment of Security Interest in Trademarks and Licenses, dated as of November 1, 2004, among Hawk Corporation and the other Grantors named therein and KeyBank National Association (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed on November 15, 2004 with the Securities and Exchange Commission)

10.14
Form of Collateral Assignment of Security Interest in Patents and Patent Applications, dated as of November 1, 2004, among Hawk Corporation and the other Grantors named therein and KeyBank National Association (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed on November 15, 2004 with the Securities and Exchange Commission)

10.15
Form of Collateral Assignment of Security Interest in Copyrights, dated as of November 1, 2004, among Hawk Corporation and the other Grantors named therein and KeyBank National Association (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed on November 15, 2004 with the Securities and Exchange Commission)

10.16
Form of Limited License Agreement (Borrower) in favor of KeyBank National Association (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2004 as filed on November 15, 2004 with the Securities and Exchange Commission)

10.17
Depositary Agreement appointing HSBC Bank USA, National Association, as exchange agent (Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-4 as filed on December 20, 2004 with the Securities and Exchange Commission (Reg. No. 333-120991))

10.18†
Amended and Restated Wage Continuation Agreement, dated as of December 31, 2001, by and among Hawk Corporation, Friction Products Co. and Norman C. Harbert (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2001 as filed on April 1, 2002 with the Securities and Exchange Commission)

10.19†
Second Amendment to Restated Wage Continuation Agreement dated as of December 31, 2008 by and between Norman C. Harbert and Hawk Corporation (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008 as filed on March 10, 2009 with the Securities and Exchange Commission)

10.20†
Amended and Restated Senior Advisor Agreement dated as of December 31, 2008 by and between Hawk Corporation and Norman C. Harbert (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008 as filed on March 10, 2009 with the Securities and Exchange Commission)

10.21†
Employment Agreement, dated August 14, 2006, by and between Hawk Corporation and Joseph J. Levanduski (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2006 as filed on August 14, 2006 with the Securities and Exchange Commission)

10.22†
Amendment to Agreements, dated November 10, 2006, between Hawk Corporation and Joseph J. Levanduski (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended September 30, 2006 as filed on November 13, 2006 with the Securities and Exchange Commission)

10.23†
Second Amendment to Employment Agreement dated as of December 30, 2008, by and between Hawk Corporation and Joseph J. Levanduski (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008 as filed on March 10, 2009 with the Securities and Exchange Commission)

10.24†
Hawk Corporation Annual Incentive Compensation Plan (Incorporated by reference to Annex B of the Company’s Definitive Proxy Statement as filed April 29, 2008 with the Securities and Exchange Commission)

10.25†
Form of Change in Control Agreement by and among Hawk Corporation and certain executive officers (Incorporated by reference to the Company’s Form 10-Q for the quarterly period ended June 30, 2006 as filed on August 14, 2006 with the Securities and Exchange Commission)

10.26†
Form of Amendment No. 1 to Change in Control Agreement by and among Hawk Corporation and certain executive officers (Incorporated by reference to the Company’s Form 10-K for the period ended December 31, 2008 as filed on March 10, 2009 with the Securities and Exchange Commission)

10.27†
Hawk Corporation Annual Incentive Compensation Plan (Incorporated by reference to Annex A of the Company’s Definitive Proxy Statement as filed April 17, 2009 with the Securities and Exchange Commission)

10.28†
Amended and Restated Employment Agreement dated March 31, 2009, by and between Hawk Corporation and Ronald E. Weinberg (Incorporated by reference to the Company’s Form 8-K as filed on April 3, 2009 with the Securities and Exchange Commission)

10.29
Credit and Security Agreement, dated as of June 12, 2009, among Hawk Corporation, Friction Products Co., Logan Metal Stampings, Inc., S.K. Wellman Corp., S.K. Wellman Holdings, Inc., Wellman Products Group, Inc., and Wellman Products, LLC, as borrowers, the Lenders listed on the signature pages of the Agreement, KeyBank National Association, as Administrative Agent, and KeyBank National Association, as LC Issuer (Incorporated by reference to the Company’s Form 8-K as filed on June 15, 2009 with the Securities and Exchange Commission)

10.30†
Amended and Restated Employment Agreement dated as of August 21, 2009, by and between Hawk, Wellman Products Group, Inc. and Christopher DiSantis (Incorporated by reference to the Company’s Form 8-K as filed on August 27, 2009 with the Securities and Exchange Commission )

10.31†
Amended and Restated Change in Control Agreement between Hawk Corporation and B. Christopher DiSantis (Incorporated by reference to the Company’s Form 8-K as filed on August 27, 2009 with the Securities and Exchange Commission)

10.32†
Split-Dollar Agreement dated as of August 21, 2009, between Hawk Corporation and B. Christopher DiSantis (Incorporated by reference to the Company’s Form 8-K as filed on August 27, 2009 with the Securities and Exchange Commission)

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

HAWK CORPORATION
By:	/s/ JOHN T. BRONSTRUP
John T. Bronstrup
interim Chief Accounting Officer

Date: March 10, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ronald E. Weinberg Ronald E. Weinberg	Chairman of the Board, Chief Executive Officer, and Director (principal executive officer)	March 10, 2010

/s/ Norman C. Harbert Norman C. Harbert	Chairman Emeritus, Founder and Director	March 10, 2010

/s/ John T. Bronstrup John T. Bronstrup	interim Chief Accounting Officer (principal financial and accounting officer)	March 10, 2010

/s/ Byron S. Krantz Byron S. Krantz	Secretary and Director	March 10, 2010

/s/ Paul R. Bishop Paul R. Bishop	Director	March 10, 2010

/s/ Dan T. Moore, III Dan T. Moore, III	Director	March 10, 2010

/s/ Andrew T. Berlin Andrew T. Berlin	Director	March 10, 2010

/s/ Richard T. Marabito Richard T. Marabito	Director	March 10, 2010