Form 10-Q
period 2010-03-31
HAWK CORP
filed 2010-05-04
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act: YES ☐ NO ☑
As of April 30, 2010, the registrant had the following number of shares of common stock outstanding:
Class A Common Stock, $0.01 par value: 7,815,795
Class B Common Stock, $0.01 par value: None (0)
As used in this Form 10-Q, the terms “Company,” “Hawk,” “Registrant,” “we,” “us” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of March 31, 2010.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)

	March 31	December 31
	2010	2009
	(Unaudited)	(Note A)
Assets
Current assets:
Cash and cash equivalents	$39,211	$47,206
Short-term investments	39,966	35,930
Accounts receivable, less allowance of $704 in 2010 and $985 in 2009	33,119	27,578
Inventories:
Raw materials	5,653	5,503
Work-in-process	13,142	10,886
Finished products	11,098	11,106

Total inventories	29,893	27,495
Deferred income taxes	1,264	1,305
Other current assets	4,802	5,686

Total current assets	148,255	145,200

Property, plant and equipment:
Land and improvements	1,122	1,166
Buildings and improvements	19,007	19,264
Machinery and equipment	102,487	102,365
Furniture and fixtures	8,390	8,327
Construction in progress	1,449	2,186

	132,455	133,308
Less accumulated depreciation	86,755	86,212

Total property, plant and equipment	45,700	47,096

Other assets:
Finite-lived intangible assets	5,876	6,015
Deferred income taxes	298	289
Other	6,752	5,892

Total other assets	12,926	12,196

Total assets	$206,881	$204,492

Note A:	The consolidated balance sheet at December 31, 2009, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements (unaudited).

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)

	March 31	December 31
	2010	2009
	(Unaudited)	(Note A)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$22,507	$16,861
Accrued compensation	7,037	7,324
Accrued interest	1,699	3,385
Accrued taxes	968	345
Other accrued expenses	4,239	3,979

Total current liabilities	36,450	31,894

Long-term liabilities:
Long-term debt, net of unamortized consent payment of $1,485 in 2010	75,605	77,090
Deferred income taxes	2,791	2,873
Pension liabilities	2,354	2,509
Other accrued expenses	13,132	12,656

Total long-term liabilities	93,882	95,128

Shareholders’ equity
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; 7,912,036 and 7,979,740 outstanding in 2010 and 2009, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Additional paid-in capital	54,770	55,323
Retained earnings	45,751	42,011
Accumulated other comprehensive loss	(5,399)	(3,281)
Treasury stock, at cost, 1,275,714 and 1,208,010 shares in 2010 and 2009, respectively	(18,666)	(16,676)

Total shareholders’ equity	76,549	77,470

Total liabilities and shareholders’ equity	$206,881	$204,492

Note A:	The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements (unaudited).

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except per share data)

	Three Months Ended March 31
	2010	2009
Net sales	$53,409	$44,285
Cost of sales	36,187	32,287

Gross profit	17,222	11,998

Operating expenses:
Selling, technical and administrative expenses	8,854	7,452
Amortization of finite-lived intangible assets	139	138

Total operating expenses	8,993	7,590

Income from operations	8,229	4,408

Interest expense	(1,847)	(2,013)
Interest income	68	163
Other income (expense), net	(532)	(44)

Income from continuing operations, before income taxes	5,918	2,514

Income tax provision	2,113	930

Income from continuing operations, after income taxes	3,805	1,584
Loss from discontinued operations, after income tax benefit of $15 in 2010 and $6 in 2009	(28)	(10)

Net income	$3,777	$1,574

Earnings per share:
Basic earnings per share:
Income from continuing operations, after income taxes	$0.47	$0.18
Discontinued operations, after income taxes	—	—

Net earnings per basic share	$0.47	$0.18

Diluted earnings per share:
Income from continuing operations, after income taxes	$0.46	$0.17
Discontinued operations, after income taxes	—	—

Net earnings per diluted share (1)	$0.45	$0.17

Average shares outstanding — basic	7,965	8,717

Average shares and equivalents outstanding — diluted	8,246	8,996

Income available to common shareholders	$3,740	$1,537

(1)	The summation to net earnings per diluted share does not mathematically work due to rounding.

HAWK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31
	2010	2009
Cash flows from operating activities
Net income	$3,777	$1,574
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of tax	28	10
Depreciation and amortization	2,138	1,949
Deferred income taxes	(160)	6
Amortization of discount on investments	(21)	(78)
(Gain) loss on sale or disposal of fixed assets	(3)	19
Share based compensation	242	337
Changes in operating assets and liabilities:
Accounts receivable	(6,443)	8,859
Inventories	(2,853)	4,784
Other assets	(124)	890
Accounts payable	6,055	(14,876)
Accrued expenses	(823)	(7,872)
Pension accounts, net	73	(3,877)
Other	799	710

Net cash provided by (used in) operating activities of continuing operations	2,685	(7,565)
Net cash used in operating activities of discontinued operations	(28)	(10)

Cash flows from investing activities
Purchases of available for sale securities	(38,979)	(29,986)
Proceeds from available for sale securities	35,000	30,000
Purchases of property, plant and equipment	(1,088)	(2,863)

Net cash used in investing activities of continuing operations	(5,067)	(2,849)

Cash flows from financing activities
Proceeds from stock options	432	343
Payment of consent fee for senior notes indenture modification	(1,512)	—
Stock repurchase	(3,881)	(4,616)
Tax benefit from exercise of incentive stock options	664	—
Payments of preferred stock dividends	(37)	(37)

Net cash used in financing activities of continuing operations	(4,334)	(4,310)
Effect of exchange rate changes on cash	(1,251)	(853)

Net cash used in continuing operations	(7,967)	(15,577)
Net cash used in discontinued operations	(28)	(10)

Net decrease in cash and cash equivalents	(7,995)	(15,587)
Cash and cash equivalents at beginning of year	47,206	62,520

Cash and cash equivalents at end of period	$39,211	$46,933

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2010
(In Thousands, except share data)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (the Company or Hawk) for the year ended December 31, 2009.
Hawk Corporation, through the businesses that comprise its friction products segment, designs, engineers, manufactures and markets specialized components used in a variety of off-highway, on-highway, industrial, aircraft, agricultural and performance applications. Friction products are the replacement components used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. The Company’s revenue is generated primarily in the U.S. and Italy. The Company’s largest customer, Caterpillar Inc., represented approximately 26.1% and 16.6% of consolidated net sales in the three month periods ended March 31, 2010 and March 31, 2009, respectively.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.
2. Recent Accounting Developments
The following new accounting updates and guidance became effective for the Company commencing with its first quarter of 2010:
•	In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06), which amends ASC 820, Fair Value Measurements (ASC 820) to add new requirements for disclosures about significant transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under Subtopic 20 of ASC 715, Compensation – Retirement Benefits (ASC 715) to require that disclosures be provided by classes of assets instead of by major categories of assets. This ASU became effective for the Company on January 1, 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for the Company on January 1, 2011. The disclosures contained within the Company’s Form 10-Q for the period ended March 31, 2010 are in compliance with the requirements of ASC 2010-06.
•	In December 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets (ASU 2009-16), which became effective for the Company on January 1, 2010. Among other things, ASU 2009-16 removes the concept of a qualifying special-purpose entity, changes the requirements for derecognizing assets, and enhances information reported to financial statement users by increasing the transparency of disclosures about transfers of financial assets and an entity’s continuing involvement with transferred financial assets. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The adoption of this guidance did not have any impact on the Company’s financial position, results of operations, cash flows or related disclosures.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the accompanying financial statements.
3. Discontinued Operations
There are no remaining assets or liabilities classified as discontinued operations recorded in the Consolidated Balance Sheets at March 31, 2010 or December 31, 2009. Through March 31, 2010, the Company continues to make adjustments to amounts previously reported as discontinued operations and incur legal and professional expenses associated with the finalization of legal matters and closure of its legal presence in Mexico. This residual activity is included in the following summary of our results of discontinued operation:

	Three Months Ended
	March 31
	2010	2009

Loss from discontinued operations, before income taxes	$(43)	$(16)
Income tax benefit	(15)	(6)

Loss from discontinued operations, after income taxes	$(28)	$(10)

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

The following tables set forth our financial assets and liabilities that were recorded at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

	Total	Level 1	Level 2	Level 3
March 31, 2010
Assets:
Money market funds	$6,699	$6,699	$—	$—
Commercial paper	38,985	—	38,985	—
Other trading (1)
Guaranteed income fund	637	—	—	637
Mutual funds	3,319	3,319	—	—

Total assets at fair value	$49,640	$10,018	$38,985	$637

Liabilities:
Deferred compensation plan liability (1)
Guaranteed income fund	$637	$—	$—	$637
Mutual funds	3,319	3,319	—	—

Total liabilities at fair value	$3,956	$3,319	$—	$637

December 31, 2009
Assets:
Money market funds	$11,172	$11,172	$—	$—
Commercial paper	34,977	—	34,977	—
Other trading (1)
Guaranteed income fund	480	—	—	480
Mutual funds	2,538	2,538	—	—

Total assets at fair value	$49,167	$13,710	$34,977	$480

Liabilities:
Deferred compensation plan liability (1)
Guaranteed income fund	$480	$—	$—	$480
Mutual funds	2,538	2,538	—	—

Total liabilities at fair value	$3,018	$2,538	$—	$480

(1)	Other trading assets represent assets held in a rabbi trust to fund deferred compensation plan liabilities and are included as a component of Other long-term assets in the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009. The deferred compensation plan liability is the Company’s liability under its deferred compensation plan and is included in Other long-term accrued expenses in the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009.
At March 31, 2010 and December 31, 2009, a majority of the Company’s financial assets have been classified as Level 2. These assets are initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. The pricing services use many inputs to determine value, including reportable trades, broker/dealer quotes, bids, offers, and other industry and economic events. The Company validates the prices provided by its third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, and analyzing pricing data in certain instances. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates provided herein are not necessarily indicative of the amount that the Company or its debt holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its pricing services at either March 31, 2010 or December 31, 2009. During the period ended March 31, 2010, there were no transfers of financial assets between Level 1 and Level 2.

The fair values of the Company’s money market funds and the majority of certain other trading securities are determined based on quoted prices in active markets and have been classified as Level 1. The trading securities are maintained for the future payments under the Company’s deferred compensation plan, which is structured as a rabbi trust. The investments are all managed by a third party and valued based on the underlying fair value of each mutual fund held by the trust, for which there are active quoted markets. The related deferred compensation liabilities are valued based on the underlying investment selections held in each participant’s shadow account. Investment funds held by the rabbi trust, for which there is an active quoted market, mirror the investment options selected by participants in the deferred compensation plan. The majority of the Company’s deferred compensation liability is comprised of mutual funds and is classified as Level 1. The total net realized and unrealized gains (losses) including the gain measured using Level 3 inputs totaled $145 and ($27) for the three months ended March 31, 2010 and 2009, respectively, is included in Other income (expense), net in the Company’s Consolidated Statements of Operations. Offsetting entries to the deferred compensation liability and compensation expense within Selling, technical and administrative expenses, for the same amounts were also recorded during the three months ended March 31, 2010, and 2009, respectively. The fair value of a guaranteed income fund maintained in the rabbi trust and reported in Other trading assets in the table above, and the related deferred compensation liability have been classified as Level 3.
Level 3 — Gains and Losses
The table below sets forth a summary of changes in the fair value of the deferred compensation plan’s Level 3 assets for the three months ended March 31, 2010:

Guaranteed
Income Fund
Balance — January 1, 2010	$480
Realized gains	3
Unrealized gains / (losses) relating to instruments still held at reporting date	—
Purchases, sales, issuances and settlements (net)	154

Balance — March 31, 2010	$637

The deferred compensation plan has entered into an investment contract, the Guaranteed Income Fund (fund), with Prudential Retirement Services, Inc. (Prudential). Prudential maintains the contributions to this fund in a general account, which is credited with earnings on the underlying investments and charged for participant withdrawals and administrative expenses.
The Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 presents the fund at contract value, which approximates fair value. Contract value is the amount deferred compensation plan participants would receive if they were to initiate permitted transactions under the terms of the plan. Contract value represents contributions made under the contract, plus earnings and transfers in, less participant withdrawals, administrative expenses and transfers out. Prudential is contractually obligated to repay the principal and a specified interest rate that is guaranteed to the plan. Participants may ordinarily direct the withdrawal or transfer of all or a portion of their investment at contract value. However, Prudential has the right to defer certain disbursements (excluding retirement, termination, and death or disability disbursements) or transfers from the fund when total amounts disbursed from the pool in a given calendar year exceed 10% of the total assets in that pool on January 1 of that year. The Company does not believe that any events that would limit the deferred compensation plan’s ability to transact at contract value with participants are probable of occurring.
There are no reserves against contract value for credit risk of the contract issuer or otherwise. The average annual yield and crediting interest rate of the fund was approximately 2.97% for the trailing twelve months ended March 31, 2010. The crediting interest rate is based on a formula agreed upon with Prudential, based on the yields of the underlying investments and considering factors such as projected investment earnings, the current interest environment, investment expenses, and a profit and risk component. The rate may never be less than 1.50% nor may it be reduced by more than 2.10% during any calendar year. Interest rates are declared in advance and guaranteed for six month periods.

Long-Term Financial Instruments
The carrying value and the fair value as determined by a third-party pricing service of non-current financial liabilities that qualify as financial instruments are reported in the table below:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term financial liabilities
Long-term debt (1)	$75,605	$77,090	$77,090	$76,994

(1)	Long-term debt as reported on the Consolidated Balance Sheet as of March 31, 2010 includes $1,485 of unamortized consent payments, which is a accounted for as a debt valuation account.
5. Investments
The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each balance sheet date. At both March 31, 2010 and December 31, 2009, the Company accounted for all of its short-term investments as available-for-sale. Available-for-sale securities are reported at fair value with unrealized holding gains and losses, net of tax, included in Accumulated other comprehensive loss in the Consolidated Balance Sheets. The amortized cost of debt securities in this category is adjusted for the amortization of any discount or premium to maturity computed under the effective interest method. Dividend and interest income, including the amortization of any discount or premium, as well as realized gains or losses, are included in Interest income in the Consolidated Statements of Operations. Both the cost of any security sold and the amount reclassified out of Accumulated other comprehensive (loss) income into earnings is based on the specific identification method.
The following is a summary of the Company’s available-for-sale securities as of March 31, 2010 and December 31, 2009, by contractual maturity dates:

		Available-for-Sale Securities
		Gross Unrealized	Gross Unrealized	Estimated Fair Value
	Amortized Cost	Gains	Losses	(Net Carrying Amount)
March 31, 2010
Other debt securities — due in one year or less	$39,971	$—	$(5)	$39,966

December 31, 2009
Other debt securities — due in one year or less	$35,941	$—	$(11)	$35,930

As of March 31, 2010, unrealized losses on available-for-sale securities of $5 ($3 net of tax) compared to unrealized losses on available-for-sale securities of $11 ($7 net of tax) at December 31, 2009 are included in Accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets. Unrealized gains of $6 ($4 net of tax) and unrealized losses $69 ($44 net of tax) were reclassified out of Accumulated other comprehensive (loss) income and into earnings during the three months ended March 31, 2010 and 2009, respectively.
At March 31, 2010, the Company had three investments with an amortized cost totaling $38,990 that were in an unrealized loss position totaling $5 and the Company determined that the gross unrealized loss on these investments is temporary in nature. The gross unrealized loss on these investments was due to changes in interest rates and, at March 31, 2010, the Company had both the intent and ability to hold these investments through their maturity dates in the second quarter of 2010, at which time it expects to receive the full maturity value of $39,000.
At December 31, 2009, the Company had three investments with an amortized cost totaling $34,988 that were in an unrealized loss position totaling $11 and the Company determined that the gross unrealized loss on these investments was temporary in nature. During the first quarter of 2010, the Company received the full maturity value of $35,000 on these investments.

6. Financing Arrangements
On February 8, 2010, the Company announced that it was soliciting consents from holders of $75,740 of its senior notes to effect an amendment to the indenture governing the senior notes. The amendment allows the Company to repurchase up to $20,000 of its outstanding common stock. The consent solicitation provided for the payment of a consent fee for valid consents received by the Company by 5:00 p.m. on February 22, 2010. As of that date $75,585 of the senior notes consented and a fee of $1,512 was paid to the consenting senior note holders. The consent fee is accounted for as a debt valuation account and is being amortized over the remaining life of the senior notes as interest expense. As of March 31, 2010, $1,485 of the consent fee remains to be amortized. On February 23, 2010, the Company entered into a supplemental indenture to allow for the stock repurchase.
On May 3, 2010, the Company reached an agreement to purchase an aggregate of $2,500 of its senior notes in the open market. Funding will take place on or about May 6, 2010.
7. Comprehensive Income (Loss)
Comprehensive income (loss) is as follows:

	Three Months Ended March 31
	2010	2009
Net income	$3,777	$1,574
Amortization of prior service cost and net loss, net of tax	159	399
Unrealized gain (loss) on available for sale securities, net of tax	4	(23)
Foreign currency translation loss	(2,281)	(2,539)

Comprehensive income (loss)	$1,659	$(589)

8. Stock Compensation Plan
The Company’s Amended and Restated 2000 Long Term Incentive Plan (Plan), provides for the granting of up to 1,315,000 shares of common stock of the Company in the form of stock options, restricted stock awards, stock appreciation rights (SARs) and performance-based awards. The Plan had 499,483 shares available for grants as of March 31, 2010. Options generally vest over a five year period after the grant date and expire no more than ten years after the grant date.
Stock Options
The Company recognized $161 and $287 of compensation expense for the three month periods ended March 31, 2010 and 2009, respectively. Net cash proceeds from the exercise of stock options were $434 and $343 for the three month periods ended March 31, 2010 and 2009, respectively, and the intrinsic value of stock options exercised was $1,897 and $221 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was $869 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements under the Company’s stock compensation plans. The remaining cost is expected to be recognized over the next 2.2 years. The Company classifies its stock option expense principally in Selling, technical and administrative expenses in its Consolidated Statements of Operations.

Stock-based option activity during the three months ended March 31, 2010, was as follows:

			Weighted Average
		Weighted Average	Remaining Contract	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
				(in thousands)
Options outstanding at January 1, 2010	729,179	$8.72
Granted	—	—
Exercised	(115,959)	3.74
Forfeited or expired	—	—

Options outstanding at March 31, 2010	613,220	$9.66	5.1 yrs.	$6,033

Exercisable at March 31, 2010	417,819	$6.87	3.7 yrs.	$5,277
There were no options granted during the three months ended March 31, 2010.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $19.50 closing price of shares of common stock of the Company on March 31, 2010, over the exercise price of the stock option, multiplied by the number of options outstanding and exercisable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company’s shares of common stock.
Restricted Stock
On February 18, 2010, under the Company’s Plan, 10,000 shares of service-vested restricted common stock awards were issued to certain employees of the Company. These restricted stock awards vest in equal one-fifth installments on February 18, 2010, 2011, 2012, 2013, and 2014. Additionally, the Company paid the taxes due on the taxable portion of the award on behalf of the employees. Compensation expense on these awards was recognized from the date of grant through the end of the vesting period on a straight-line basis. The fair value of this restricted stock award was measured using the closing price of the Company’s common stock at the date of grant of $18.71 per share. The Company recorded $41 of compensation expense for the vested restricted stock awards and $135 for the income tax gross-up paid on behalf of the participants within Selling, technical, and administrative expense in its Consolidated Statement of Operations for the three-month period ending March 31, 2010. As of March 31, 2010, there were 8,000 shares of restricted stock outstanding and unvested. As of March 31, 2010, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $146, which is expected to be recognized over the remaining vesting period of 3.9 years.
The following table summarizes restricted stock activity for the three months ended March 31, 2010:

		Grant Date
	Shares	Fair Value
Unvested balance as of January 1, 2010	—	—
Granted	10,000	$187
Vested	(2,000)	$(37)

Unvested balance as of March 31, 2010	8,000	$150

The intrinsic value of the unvested restricted shares as of March 31, 2010 was $156.
9. Shareholders’ Equity
On November 24, 2008, the Company announced a plan, approved by the Board of Directors, to repurchase up to $15,000 of its Class A common stock in the open market, through privately negotiated transactions or otherwise in accordance with securities laws and regulations. In the first quarter of 2010, the Company purchased $317 of its common stock under the plan; as of January 11, 2010, $15,000 had been spent by the Company to repurchase 1,090,271 shares of its Class A common stock at market prices and the plan expired.

On February 19, 2010, the Company’s Board of Directors approved a plan to repurchase up to $25,000 of its shares of Class A common stock in the open market, through privately negotiated transactions, through a trading plan satisfying the safe harbor provisions of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise in accordance with securities laws and regulations (the new plan). On February 23, 2010, the Company entered into a supplemental indenture to its senior notes which allows for a repurchase of up to $20,000 of the Company’s common stock. As of March 31, 2010, the provisions of the indenture and supplemental indenture allow the Company to purchase up to the board-approved plan amount of $25,000 of its common stock based on a covenant formula applicable to stock repurchases including the recent amendment. The provisions of the Company’s credit facility also allow for the purchase of up to the board-approved plan amount of $25,000. Through March 31, 2010, the Company purchased $3,564 of its common stock under the new plan.
Under the provisions of the new plan, pursuant to a stock purchase agreement dated March 16, 2010, the Company purchased 132,192 of Class A common shares at a price of $20.08 per share from Norman C. Harbert, a related party, for an aggregate purchase price of $2,654.
10. Employee Benefits
A summary of the components of net periodic benefit cost of the Company’s defined benefit pension plans for the periods presented in the Consolidated Statements of Operations is as follows:

	Three Months Ended March 31
	2010	2009
Components of net periodic pension cost:
Service cost	$108	$83
Interest cost	459	453
Expected return on plan assets	(597)	(439)
Amortization of prior service cost	60	60
Recognized net actuarial loss	188	339

Net periodic pension cost of defined benefit plans	$218	$496

The Company contributed $140 in cash in the first quarter of 2010 to fund its defined benefit pension plans for the 2009 plan year based on the contribution expectation calculated by its third party actuaries, and anticipates contributing an additional $1,649 in cash during the remainder of 2010 for both the 2010 and 2009 plan years, for total cash contributions of $1,789.
11. Income Taxes
The effective income tax rate from continuing operations for the three months ended March 31, 2010, was 35.7%, compared to 37.0% for the three months ended March 31, 2009. The Company’s effective rate differs from the U.S. statutory rate of 35.0% primarily as a result of the impact of non-deductible expenses on the Company’s worldwide taxes.
The total amount of unrecognized tax benefits as of March 31, 2010, was $1,152 (including $249 of accrued interest and penalties), the recognition of which would have had an effect of $1,015 on the continuing operations effective tax rate. The Company believes it is reasonably possible that the unrecognized tax benefit may be reduced by $727 in the next twelve months for audit settlements and for issues that lapse due to statutes.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002. The Company is currently under examination for the tax years 2007 and 2008 by U.S. federal income tax authorities and for tax year 2006 by Italian income tax authorities. Both audits have been tentatively completed. The Company feels it has adequately provided reserves for the audit issues raised. The years 2003 – 2009 are open years available for examination by various state, local and foreign tax authorities.

12. Earnings Per Share
Basic and diluted earnings per share are computed as follows:

	Three Months Ended March 31
	2010	2009
Income from continuing operations, after income taxes	$3,805	$1,584
Less: Preferred stock dividends	37	37

Income from continuing operations, after income taxes available to common shareholders	$3,768	$1,547

Net income	$3,777	$1,574
Less: Preferred stock dividends	37	37

Net income available to common shareholders	$3,740	$1,537

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	7,965	8,717

Diluted:
Basic weighted average shares outstanding	7,965	8,717
Dilutive effect of stock options	281	279

Diluted weighted average shares outstanding	8,246	8,996

Earnings per share:
Basic earnings from continuing operations, after income taxes	$0.47	$0.18
Discontinued operations, after income taxes	—	—

Net earnings per basic share	$0.47	$0.18

Diluted earnings from continuing operations, after income taxes	$0.46	$0.17
Discontinued operations, after income taxes	—	—

Net earnings per diluted share (1)	$0.45	$0.17

(1)	The summation to net earnings per diluted share does not mathematically work due to rounding.
A weighted average of 178,346 and 251,044 options were not included in the calculation of diluted weighted shares outstanding because they were anti-dilutive for the three months ended March 31, 2010 and 2009, respectively.
On February 18, 2010, the Company issued 10,000 shares of common stock from treasury to certain employees as a restricted stock award under the Company’s Amended and Restated 2000 Long Term Incentive Plan. These awarded shares are included in the basic and diluted weighted average shares outstanding from the period of time outstanding. 20% of these awarded shares vested immediately and the remaining shares vest ratably over the next four years from the grant date. No forfeitures are anticipated over the vesting period. All restricted shares include the right to vote and the right to receive cash and stock dividends.

13. Supplemental Guarantor Information
Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Company’s senior notes. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.
The following supplemental consolidating condensed financial statements present:
•	Consolidating condensed Balance Sheets as of March 31, 2010 and December 31, 2009, consolidating condensed Statements of Operations for the three months ended March 31, 2010 and 2009 and consolidating condensed Statements of Cash Flows for the three months ended March 31, 2010 and 2009.
•	Hawk Corporation (Parent) combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries consisting of the Company’s subsidiaries in Italy, Canada and China with their investments in subsidiaries accounted for using the equity method.
•	Elimination entries necessary to consolidate the financial statements of the Parent and all of its subsidiaries.
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

Supplemental Consolidating Condensed
Balance Sheet

	March 31, 2010
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$15,026	$28	$24,157	$—	$39,211
Short-term investments	38,984	—	982	—	39,966
Accounts receivable, net	—	15,613	17,506	—	33,119
Inventories, net	—	19,848	10,294	(249)	29,893
Deferred income taxes	512	—	752	—	1,264
Other current assets	2,612	504	1,686	—	4,802

Total current assets	57,134	35,993	55,377	(249)	148,255
Investment in subsidiaries	55,184	—	—	(55,184)	—
Inter-company advances, net	—	2,783	(2,783)	—	—
Property, plant and equipment, net	—	33,763	11,937	—	45,700
Other assets:
Finite-lived intangible assets	—	5,876	—	—	5,876
Other	6,752	—	298	—	7,050

Total other assets	6,752	5,876	298	—	12,926

Total assets	$119,070	$78,415	$64,829	$(55,433)	$206,881

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$51	$12,777	$9,679	$—	$22,507
Accrued compensation	2,295	2,431	2,311	—	7,037
Accrued interest	1,699	—	—	—	1,699
Accrued taxes	170	24	797	(23)	968
Other accrued expenses	1,789	2,128	310	12	4,239

Total current liabilities	6,004	17,360	13,097	(11)	36,450
Long-term liabilities:
Long-term debt, net	75,605	—	—	—	75,605
Deferred income taxes	2,448	—	343	—	2,791
Other	5,228	6,442	3,816	—	15,486
Inter-company advances, net	(46,764)	38,283	8,719	(238)	—

Total long-term liabilities	36,517	44,725	12,878	(238)	93,882
Shareholders’ equity	76,549	16,330	38,854	(55,184)	76,549

Total liabilities and shareholders’ equity	$119,070	$78,415	$64,829	$(55,433)	$206,881

Supplemental Consolidating Condensed
Balance Sheet

	December 31, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$24,182	$11	$23,013	$—	$47,206
Short-term investments	34,977	—	953	—	35,930
Accounts receivable, net	—	12,520	15,058	—	27,578
Inventories, net	—	16,714	11,025	(244)	27,495
Deferred income taxes	511	—	794	—	1,305
Other current assets	3,704	723	1,259	—	5,686

Total current assets	63,374	29,968	52,102	(244)	145,200
Investment in subsidiaries	49,927	—	—	(49,927)	—
Inter-company advances, net	—	2,738	(2,738)	—	—
Property, plant and equipment, net	—	34,728	12,368	—	47,096
Other assets:
Finite-lived intangible assets	—	6,015	—	—	6,015
Other	5,892	—	289	—	6,181

Total other assets	5,892	6,015	289	—	12,196

Total assets	$119,193	$73,449	$62,021	$(50,171)	$204,492

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$46	$9,696	$7,119	$—	$16,861
Accrued compensation	2,455	2,599	2,270	—	7,324
Accrued interest	3,385	—	—	—	3,385
Accrued taxes	—	56	345	(56)	345
Other accrued expenses	1,804	1,870	292	13	3,979

Total current liabilities	7,690	14,221	10,026	(43)	31,894
Long-term liabilities:
Long-term debt	77,090	—	—	—	77,090
Deferred income taxes	2,508	—	365	—	2,873
Other	4,499	6,534	4,132	—	15,165
Inter-company advances, net	(50,064)	42,346	7,919	(201)	—

Total long-term liabilities	34,033	48,880	12,416	(201)	95,128
Shareholders’ equity	77,470	10,348	39,579	(49,927)	77,470

Total liabilities and shareholders’ equity	$119,193	$73,449	$62,021	$(50,171)	$204,492

Supplemental Consolidating Condensed
Statement of Operations

	Three Months Ended March 31, 2010
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net sales	$—	$36,235	$18,598	$(1,424)	$53,409
Cost of sales	—	22,785	14,826	(1,424)	36,187

Gross profit	—	13,450	3,772	—	17,222
Operating expenses:
Selling, technical and administrative expenses	—	7,340	1,514	—	8,854
Amortization of intangibles	—	139	—	—	139

Total operating expenses	—	7,479	1,514	—	8,993

Income from operations	—	5,971	2,258	—	8,229
Interest (expense) income, net	—	(1,819)	40	—	(1,779)
Income from equity investee	3,777	1,562	—	(5,339)	—
Other income (expense), net	—	(429)	(103)	—	(532)

Income from continuing operations, before income taxes	3,777	5,285	2,195	(5,339)	5,918
Income tax provision	—	1,480	633	—	2,113

Income from continuing operations, after income taxes	3,777	3,805	1,562	(5,339)	3,805
Discontinued operations, after income taxes	—	(28)	—	—	(28)

Net income	$3,777	$3,777	$1,562	$(5,339)	$3,777

Supplemental Consolidating Condensed
Statement of Operations

	Three Months Ended March 31, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net sales	$—	$31,706	$13,391	$(812)	$44,285
Cost of sales	—	21,047	12,052	(812)	32,287

Gross profit	—	10,659	1,339	—	11,998
Operating expenses:
Selling, technical and administrative expenses	—	6,235	1,217	—	7,452
Amortization of intangibles	—	138	—	—	138

Total operating expenses	—	6,373	1,217	—	7,590

Income from operations	—	4,286	122	—	4,408
Interest (expense) income, net	—	(1,945)	95	—	(1,850)
Income from equity investee	1,574	(92)	—	(1,482)	—
Other income (expense), net	—	(5)	(39)	—	(44)

Income from continuing operations, before income taxes	1,574	2,244	178	(1,482)	2,514
Income tax provision	—	660	270	—	930

Income (loss) from continuing operations, after income taxes	1,574	1,584	(92)	(1,482)	1,584
Discontinued operations, after income taxes	—	(10)	—	—	(10)

Net income (loss)	$1,574	$1,574	$(92)	$(1,482)	$1,574

Supplemental Consolidating Condensed
Cash Flows Statement

	Three Months Ended March 31, 2010
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net cash (used in) provided by operating activities of continuing operations	$(843)	$268	$3,260	$—	$2,685
Net cash used in operating activities of discontinued operations	—	(28)	—	—	(28)
Cash flows from investing activities:
Purchases of available for sale securities	(38,979)	—	—	—	(38,979)
Proceeds from available for sale securities	35,000	—	—	—	35,000
Purchases of property, plant and equipment	—	(223)	(865)	—	(1,088)

Net cash used in investing activities of continuing operations	(3,979)	(223)	(865)	—	(5,067)
Cash flows from financing activities:
Proceeds from stock options	432	—	—	—	432
Stock repurchase	(3,881)	—	—	—	(3,881)
Payment of consent fee for senior notes indenture modification	(1,512)	—	—	—	(1,512)
Tax benefit from exercise of incentive stock options	664				664
Payments of preferred stock dividend	(37)	—	—	—	(37)

Net cash used in financing activities of continuing operations	(4,334)	—	—	—	(4,334)
Effect of exchange rate changes on cash	—	—	(1,251)	—	(1,251)

Net cash (used in) provided by continuing operations	(9,156)	45	1,144	—	(7,967)
Net cash used by discontinued operations	—	(28)	—	—	(28)

Net (decrease) increase in cash and cash equivalents	(9,156)	17	1,144	—	(7,995)
Cash and cash equivalents at beginning of period	24,182	11	23,013	—	47,206

Cash and cash equivalents at end of period	$15,026	$28	$24,157	$—	$39,211

Supplemental Consolidating Condensed
Cash Flows Statement

	Three Months Ended March 31, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(11,892)	$2,505	$1,822	$—	$(7,565)
Net cash used in operating activities of discontinued operations	—	(10)	—	—	(10)
Cash flows from investing activities:
Purchases of available for sale securities	(29,986)	—	—	—	(29,986)
Proceeds from available for sale securities	30,000	—	—	—	30,000
Purchases of property, plant and equipment	—	(2,492)	(371)	—	(2,863)

Net cash provided by (used in) investing activities of continuing operations	14	(2,492)	(371)	—	(2,849)
Cash flows from financing activities:
Proceeds from stock options	343	—	—	—	343
Stock repurchase	(4,616)	—	—	—	(4,616)
Payments of preferred stock dividend	(37)	—	—	—	(37)

Net cash used in financing activities of continuing operations	(4,310)	—	—	—	(4,310)
Effect of exchange rate changes on cash	—	—	(853)	—	(853)

Net cash (used in) provided by continuing operations	(16,188)	13	598	—	(15,577)
Net cash used in discontinued operations	—	(10)	—	—	(10)

Net (decrease) increase in cash and cash equivalents	(16,188)	3	598	—	(15,587)
Cash and cash equivalents at beginning of period	45,241	32	17,247	—	62,520

Cash and cash equivalents at end of period	$29,053	$35	$17,845	$—	$46,933

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
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
Recent Events
•
On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “Act”), and on March 30, 2010 signed the Health Care and Education Reconciliation Act of 2010, which makes various amendments to certain aspects of the Act (collectively, the “Acts”). The Acts are a comprehensive health care reform bill that includes revenue-raising provisions for nearly $400 billion over ten years through tax increases on high-income individuals, excise taxes on high-cost group health plans, and new fees on selected health-care-related industries. Effective for tax years beginning after December 31, 2012, the Acts eliminate the tax deduction for the portion of the prescription drug costs for which an employer receives a Medicare Part D federal subsidy (i.e. it reduces a company’s tax deduction). Although we do provide retiree medical benefits that include prescription drug coverage for a small group of former employees, we do not receive a federal subsidy nor do we have any deferred tax assets associated with such deductible temporary differences. As a result, this portion of the Acts had no impact on our results for the period ended March 31, 2010.

•	On May 3, 2010, we reached an agreement to purchase an aggregate of $2.5 million of our senior notes in the open market. Funding will take place on or about May 6, 2010.
Friction Products Information
Through our various subsidiaries, we operate in one reportable segment: friction products. Our results of operations are affected by a variety of factors, including but not limited to, global economic conditions, manufacturing efficiency, customer demand for our products, competition, raw material pricing and availability, our ability to pass increases in raw material prices through to our customers, labor relations with our employees and political conditions in the countries in which we operate. We sell a wide range of products that have a correspondingly wide range of gross margins. Our consolidated gross margin is affected by product mix, selling prices, material and labor costs, as well as our ability to absorb overhead costs resulting from fluctuations in demand for our products.

We believe that, based on net sales, we are one of the top worldwide manufacturers of friction products used in off-highway, on-highway, industrial, agricultural, performance and aircraft applications. Our friction products business manufactures parts and components made from proprietary formulations of composite materials, primarily consisting of metal powders and synthetic and natural fibers. Friction products are used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. Our friction products include parts for brakes, clutches and transmissions used in construction and mining vehicles, agricultural vehicles, military vehicles, trucks, motorcycles and race cars, and brake parts for landing systems used in commercial and general aviation. We believe we are:
•	a leading domestic and international supplier of brake and clutch friction materials for construction and mining equipment, agricultural equipment and trucks,
•	the leading North American independent supplier of metallic friction materials for braking systems for new and existing series of many commercial and military aircraft models, including Boeing, EADS, Lockheed and United Technologies, as well as the Canadair regional jet series,
•	the largest supplier of metallic friction materials for the general aviation market, including numerous new and existing series of Cessna, Hawker, Lear and Pilatus aircrafts, and
•	a leading domestic supplier of friction materials into performance, defense and specialty markets such as military vehicles, motorcycles, race cars, performance automobiles, and ATVs.
In our fuel cell component business we believe we are:
•	a leading supplier of critical stack components used in the manufacture of phosphoric acid fuel cells. The fuel cells which use our stack components have a major presence in the on-site stationary fuel cell market.
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
We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. We base our estimates and assumptions on historical experience and other factors that we consider relevant. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material. However, historically our estimates have not been materially different from actual results. During the first quarter of 2010, there have been no significant changes to the critical accounting policies that we disclosed in Management’s Discussion and Analysis of Financial Position and Results of Operations on our 2009 Form 10-K filed with the Securities and Exchange Commission (SEC) on March 10, 2010.

Recent Accounting Pronouncements
The following new accounting updates and guidance became effective for us commencing with our first fiscal quarter of 2010:
•	In January 2010, the FASB issued ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. This ASU became effective for us on January 1, 2010, except for the requirement to provide Level 3 activity of purchases, sales, issuances and settlements on a gross basis, which will be effective for us on January 1, 2011. The disclosures contained within our Form 10-Q for the period ended March 31, 2010 are in compliance with the requirements of ASC 2010-06.
•	In December 2009, the FASB issued ASU 2009-16, which became effective for us on January 1, 2010. Among other things, ASU 2009-16 removes the concept of a qualifying special-purpose entity, changes the requirements for derecognizing assets, and enhances information reported to financial statement users by increasing the transparency of disclosures about transfers of financial assets and an entity’s continuing involvement with transferred financial assets. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The adoption of this guidance did not have an impact on our financial position, results of operations, cash flows or related disclosures.
Our management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the accompanying financial statements.

First Quarter of 2010 Compared to the First Quarter of 2009
The following tables show our net sales by principal market and geographic location for the three months ended March 31, 2010 and 2009:
Sales by Principal Markets
Three Months Ended March 31

	% of Sales
Market	2010	2009
Construction and Mining	46.5%	36.3%
Aircraft and Defense	17.8%	30.3%
Agriculture	15.1%	15.9%
Truck	8.8%	8.6%
Performance Friction	6.0%	5.7%
Specialty Friction	2.9%	2.6%
Alternative Energy	2.9%	0.6%

Total	100.0%	100.0%

Sales by Geographic Location of our Manufacturing Facilities
Three Months Ended March 31

	% of Sales
Location	2010	2009
United States	68.9%	72.1%
Italy	26.1%	24.1%
Other foreign	5.0%	3.8%

Total	100.0%	100.0%

The following table summarizes our results of operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31
		% of		% of
	2010	Sales	2009	Sales
	(dollars in millions)
Net sales	$53.4	100.0%	$44.3	100.0%
Cost of sales	$36.2	67.8%	$32.3	72.9%

Gross profit	$17.2	32.2%	$12.0	27.1%

Selling, technical and administrative expenses	$8.9	16.7%	$7.5	16.9%
Income from operations	$8.2	15.4%	$4.4	9.9%
Interest expense	$(1.8)	-3.4%	$(2.0)	-4.5%
Interest income	$0.1	0.2%	$0.2	0.5%
Other income (expense), net	$(0.5)	-0.9%	$—	0.0%
Income tax provision	$2.1	3.9%	$0.9	2.0%

Income from continuing operations, after income taxes	$3.8	7.1%	$1.6	3.6%
Discontinued operations, net of tax	$—	0.0%	$—	0.0%

Net income	$3.8	7.1%	$1.6	3.6%

Net Sales. Our net sales for the first quarter of 2010 were $53.4 million, an increase of $9.1 million, or 20.5%, from the same period in 2009. Sales increases during the period resulted primarily from volume increases to customers in our construction and mining end-markets. Of our total sales increase of 20.5% in the first quarter of 2010, volume represented approximately 21.4 of the total percentage point increase, favorable foreign currency exchange rates represented 1.5 of the total percentage point increase and pricing accounted for a reduction of approximately 2.4 to the total percentage point change.
Our sales to the construction and mining market, our largest, were up 54.6% in the first quarter of 2010 compared to the first quarter of 2009 as a result of an expansion of activity primarily in the mining market as customers replenished inventory levels. Sales to our agriculture market were up 14.0% in the first quarter of 2010 compared to the first quarter of 2009, primarily as a result of improved market conditions, especially in the United States and Europe. Sales to our truck market increased 23.9% in the first quarter of 2010 compared to the first quarter of 2009, due to increased freight volumes being shipped with existing vehicles. Sales in our friction direct aftermarket that we service through the VelveTouch® and Hawk Performance® brand names increased 10.5% in the first quarter of 2010 compared to the first quarter of 2009. In addition, sales of our performance automotive brake product, which are part of this market, were up 28.4% in the first quarter of 2010 compared to the first quarter of 2009, primarily as a result of new product introductions. Although a small percentage of our total net sales, sales to the alternative energy market were up 460.7% in the first quarter of 2010 compared to the first quarter of 2009 as shipments of units in this product line continued to increase. Our aircraft and defense markets were down 29.1% in the first quarter of 2010 compared to the first quarter of 2009 due to a decrease in demand in our defense market offset by a modest increase in our aircraft market.
Net sales from our foreign facilities represented 31.1% of our total net sales in the first quarter of 2010 compared to 27.9% for the comparable period of 2009. The increase in our foreign facility revenues as a percent of total revenues was due primarily to the improvements in the end markets that we serve in the European and Asian markets. Sales at our Italian operation, on a local currency basis, were up 24.0% in the first quarter of 2010 compared to the first quarter of 2009, and sales at our Chinese operation, on a local currency basis, were up 94.3% in the first quarter of 2010, primarily due to improvements in the construction and agriculture markets served by those facilities.

Cost of Sales. Cost of sales was $36.2 million in the first quarter of 2010, an increase of $3.9 million, or 12.1%, compared to cost of sales of $32.3 million in the first quarter of 2009. As a percent of sales, our cost of sales represented 67.8% of our net sales in the first quarter of 2010 compared to 72.9% of net sales in the first quarter of 2009. The decrease in our cost of sales percentage was driven primarily by the positive impact that higher production volumes in the first quarter of 2010 had on our absorption of manufacturing costs, by overall cost improvements, and offset somewhat by unfavorable product mix. Of our total cost of sales increase of 12.1% in 2010, the impact of our increased sales volumes represented approximately 18.7 percentage points, an unfavorable shift in product mix represented 10.2 percentage points, and the effect of foreign currency exchange rates accounted for 2.0 percentage points. Offsetting these components, our higher absorption of manufacturing overhead and overall cost improvements favorably impacted the total cost of sales increase by approximately 18.8 percentage points.
Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses increased $1.4 million, or 18.7%, to $8.9 million in the first quarter of 2010 from $7.5 million during the first quarter of 2009. As a percentage of net sales, ST&A was 16.7% in the first quarter of 2010 compared to 16.9% in the first quarter of 2009. The decrease in ST&A as a percentage of net sales primarily resulted from our continued successful efforts to control discretionary and personnel costs in 2010. Of our total ST&A increase of 18.7%, higher incentive compensation expense as a result of our improved profitability level in the first quarter of 2010 compared to the first quarter of 2009 represented approximately 19.0 percentage points. We also experienced an increase in our legal and professional expenses, primarily related to our Italian tax audit which has been tentatively completed, representing approximately 3.4 percentage points of the total increase. These components of the total ST&A change were offset by lower overall compensation and benefits expense which favorably impacted the total ST&A increase by approximately 1.8 percentage points.
In addition, we spent $1.1 million, or 2.0% of our net sales, on product research and development in the first quarter of 2010, compared to $1.2 million or 2.7%, of our net sales for the first quarter of 2009.
Interest Expense. Interest expense decreased slightly to $1.8 million in the first quarter of 2010 from $2.0 million in the first quarter of 2009 due to our purchase of $10.0 million of our senior notes on the open market in November 2009. These repurchased notes are being held by us in treasury, which reduced our fixed interest expense for 2010 as compared to 2009. We did not have any borrowings under our variable rate domestic or Italian bank facilities in the first quarter of 2010 or 2009. Included as a component of Interest expense in our Consolidated Statements of Operations is the amortization of deferred financing costs for both 2010 and 2009 and the amortization of the consent fee for the three months ended March 31, 2010.
Interest Income. We invested our excess cash in various short-term interest bearing investments. Interest income was $0.1 million in the first quarter of 2010 compared to $0.2 million during the first quarter of 2009. The decrease was the result of lower invested cash balances during the first quarter of 2010 compared to the first quarter of 2009, and lower effective interest rates on our investments in the first quarter of 2010 compared to rates available to us in the first quarter of 2009.
Other Income (Expense), Net. Other expense was $0.5 million in the first quarter of 2010 compared to zero reported in the first quarter of 2009. The components of Other income (expense), net for the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Components of Other income (expense), net
Net realized and unrealized trading gains (losses)	$0.1	$—
Foreign currency transaction gains (losses)	$(0.1)	$—
Senior notes consent solicitation third-party expenses	$(0.6)	$—
Other	$—	$—

Total Other income (expense), net	$(0.6)	$—

Income Taxes. We recorded a tax provision from our continuing operations of $2.1 million for the quarter ended March 31, 2010, compared to a tax provision of $0.9 million in the first quarter of 2009. Our effective rate of 35.7% in the first quarter of 2010 differs from the current U.S. statutory rate of 35.0% primarily as a result of the impact of non-deductible expenses on our worldwide taxes.

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
The following selected measures of liquidity, capital resources and cash flows outline various metrics that are reviewed by our management and are provided to our shareholders to enhance the understanding of our business:

	March 31, 2010	December 31, 2009
	(dollars in millions)
LIQUIDITY
Cash and cash equivalents	$39.2	$47.2
Short-term investments	$40.0	$35.9
Working capital (1)	$111.8	$113.3
Current ratio (2)	4.1 to 1.0	4.6 to 1.0
Net debt as a % of capitalization (3) (4)	N/A	N/A
Average number of days sales in accounts receivable	67 days	58 days
Average number of days sales in inventory	85 days	80 days

	Three Months Ended March 31
	2010	2009
	(dollars in millions)
CASH FLOWS
Cash provided by operating activities of continuing operations	$2.7	$(7.6)
Cash used in investing activities of continuing operations	(5.1)	(2.8)
Cash used in financing activities of continuing operations	(4.3)	(4.3)
Effect of exchange rates on cash	(1.3)	(0.9)
Cash (used in) provided by discontinued operations	—	—

Net decrease in cash and cash equivalents	$(8.0)	$(15.6)

(1)	Working capital is defined as total current assets minus total current liabilities.

(2)	Current ratio is defined as total current assets divided by total current liabilities.

(3)	Net debt is defined as gross long-term debt, including current portion, and short-term borrowings, less cash and short-term investments. Capitalization is defined as net debt plus shareholders’ equity.

(4)	We have zero net debt at March 31, 2010 and December 31, 2009 because our cash, cash equivalents and short-term investments were $2.1 million and $6.1 million greater than gross total debt, respectively.
Cash and cash equivalents decreased $8.0 million to $39.2 million as of March 31, 2010, from $47.2 million at December 31, 2009. Short-term investments increased $4.1 million at March 31, 2010 from the December 31, 2009 balance. The net decrease in cash and cash equivalents and short-term investments of $3.9 million in the first quarter of 2010 was driven primarily by our payments of bi-annual interest on our senior notes and annual incentive compensation, which had been accrued in our 2009 annual reporting period. In the first quarter of 2010, we also made a $1.5 million payment to consenting senior note holders to allow for additional stock repurchases. In addition, we repurchased $3.9 million of our common stock pursuant to our stock repurchase programs. These uses of cash were partially offset by our positive cash generated from operating activities in 2010.

In assessing liquidity, we review certain working capital measurements. At March 31, 2010, our working capital was $111.8 million, a decrease of $1.5 million from December 31, 2009. The decrease in working capital in the first quarter of 2010 was primarily due to a decrease in our overall cash and equivalents and short-term investments position experienced during the period for the reasons noted above. Our accounts receivable and inventory levels are reviewed through the computation of days sales outstanding and inventory turnover. Days sales in accounts receivable was 67 days at March 31, 2010, compared to 58 days at December 31, 2009, primarily due to our overall increase in sales volumes in the first quarter of 2010 compared to the fourth quarter of 2009. We have not experienced any significant change in accounts receivable collectability, and continue to monitor the financial situation of our major customers. Days sales in inventory was 85 days at March 31, 2010, compared to 80 days at December 31, 2009, primarily resulting from increased inventory levels to support our higher sales volumes. We continue to focus on controlling overall inventory levels while maintaining levels sufficient to meet current customer demands.
At March 31, 2010, our current ratio was 4.1, a decrease from the current ratio of 4.6 at December 31, 2009. The reduction in the current ratio in the first quarter of 2010 was due primarily to the increase in accounts payable resulting from increased spending levels for inventory and expense items to levels commensurate with our increased current business demands.
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
Cash provided by our operating activities from continuing operations through the first quarter of 2010 was $2.7 million, compared to cash used in operating activities of $7.6 million in the first quarter of 2009. We experienced higher levels of sales through the first quarter of 2010 compared to the same period in 2009 due to the impact of the moderate economic recovery, which necessitated increased purchases of inventories and service supplies, resulting in higher accounts payable at March 31, 2010, generating cash of $6.1 million in the period. Offsetting this source of operating cash flows were increased levels of accounts receivable and inventory, which are uses of operating cash flow.
Investing Activities
Our investing activities from continuing operations used $5.1 million and $2.8 million, respectively, in the three months ended March 31, 2010 and 2009. Net short-term investment purchases and sales through the first quarter of 2010 used cash of $4.0 million compared to no cash impact in the 2009 period.
We used $1.1 million and $2.9 million for the purchase of property, plant and equipment in the three months ended March 31, 2010 and 2009, respectively. The principal sources of financing for these capital expenditures were existing cash and internally generated funds. We continue to anticipate capital expenditures in 2010 in the range of $8.0 million to $10.0 million. Our management critically evaluates all proposed capital expenditures and requires that each project maximizes shareholders’ value, and in doing so supports our business needs and long-term strategic plans.
Financing Activities
Cash used in financing activities was $4.3 million in both the first quarters of 2010 and 2009. We used $3.9 million and $4.6 million to repurchase shares of our common stock pursuant to our stock repurchase programs in the periods ended March 31, 2010, and 2009, respectively. At March 31, 2010, the approximate dollar value of shares that may be purchased under our stock repurchase program was $21.4 million.
We received cash proceeds from the exercise of stock options of $0.4 million and $0.3 million in the first quarter of 2010 and 2009, respectively.
During the first quarter of 2010, we solicited consents from holders of our non-affiliated senior notes to amend the indenture governing our senior notes to permit an extension of our stock repurchase program. In connection with this consent solicitation, we paid a $1.5 million fee to consenting senior note holders, which will be amortized to interest expense over the remaining life of our senior notes. Also during the first quarter of 2010, we recognized a tax benefit from the exercise of incentive stock options of $0.7 million.

Contractual Obligations and Other Commercial Commitments
There have been no material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2009. The table excludes our liability for unrecognized tax benefits, which totaled $1.2 million at both March 31, 2010 and December 31, 2009, since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.
Debt
The following table summarizes the components of our indebtedness:

	March 31	December 31
	2010	2009
	(dollars in millions)
Senior notes	$77.1	$77.1
Unamortized consent payment	$(1.5)	$—
Bank facilities (domestic and foreign)	—	—

Total debt	$75.6	$77.1

On March 31, 2010, we had no borrowings under our credit facilities, and $18.5 million was available under our domestic revolving credit facility based on eligible collateral. Additionally, we had $3.1 million available to borrow under our foreign short-term line of credit.
As of March 31, 2010 and December 31, 2009, we were in compliance with the provisions of all of our debt instruments. We are not aware of any business or economic trends affecting our business that would cause us to become non-compliant with the provisions of our debt instruments during the next twelve months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk since December 31, 2009. See Item 7A in our Form 10-K for the year ended December 31, 2009, filed with the SEC on March 10, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of March 31, 2010, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Exchange Act. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial and accounting officer. Based on this evaluation, our Chief Executive Officer and interim Chief Accounting Officer each concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
We are involved in lawsuits that have arisen in the ordinary course of our business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been asserted. We are not aware of any material legal proceedings instituted against us during the first quarter of 2010 or of any material developments in any of the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2009 filed with the SEC on March 10, 2010, except as set forth below.
•	As previously disclosed, on October 16, 2007, a lawsuit captioned Paul Mickle v. Wellman Products Group, LLC, Case No. CJ 2007 06914 was filed in the District Court for Tulsa County, Oklahoma. Mr. Mickle alleges violation of wage and hour laws by one of our subsidiaries, Wellman Products Group, Inc. (Wellman). The case purports to be a class action on behalf of Mr. Mickle and other allegedly “similarly situated” employees. The plaintiffs have been granted their Motion for Class Certification. We disagreed with the class certification and filed an appeal on January 7, 2010. As of April 12, 2010, all briefing for our appeal was complete, and we continue to vigorously contest this lawsuit.
In our opinion, the outcome of these lawsuits will not have a material adverse effect on our financial position, results of operations or cash flows, except as described in our Form 10-K for the year ended December 31, 2009 filed with the SEC on March 10, 2010.

ITEM 1A.	RISK FACTORS
We have no material changes to the risk factors previously disclosed in our Form 10-K for the year ended December 31, 2009 filed with the SEC on March 10, 2010, other than as noted below.
The recently enacted federal healthcare legislation could impact the healthcare benefits required to be provided by us and cause our compensation and administrative costs to increase, potentially reducing our net income and adversely affecting our cash flows.
The recently enacted federal healthcare legislation contains provisions that could materially impact our future healthcare and administrative costs. Although we cannot yet determine the legislation’s ultimate impact on us, the new law could increase our compensation and administrative compliance costs which would reduce our net income and adversely impact our cash flows.
Any currently proposed or to-be-proposed U.S. or foreign legislation concerning climate change or a publicly perceived risk associated with climate change could potentially negatively impact our financial position, results of operations or cash flows.
Changing environmental and energy laws and regulations, including those relating to climate change and greenhouse gas emissions, new interpretations of existing laws and regulations, increased governmental enforcement or other developments in the United States and foreign countries where we operate could result in increased operating and capital expenditure costs for us. To the extent these new laws or regulations cause changes in the supply, demand or available sources of energy that we need to operate our facilities or affect the availability or costs of raw materials we use in our operations, our financial position, results of operations or cash flows could be negatively impacted.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about purchases by Hawk of equity securities registered under the Securities Exchange Act of 1934 during the three months ended March 31, 2010.

Total Number of
			Shares Purchased as	Approximate Dollar
	Total Number		Part of Publicly	Value of Shares That may
	of Shares	Average Price	Announced Plans or	yet be Purchased Under
Period	Purchased	Paid per Share	Programs(1) (2) (3)	the Plans or Programs(1) (2)
(in millions)

1/1/10 to 1/31/10	17,360	$18.26	1,090,271	$0.0 million
2/1/10 to 2/28/10	—	$—	—	$25.0 million
3/1/10 to 3/31/10	178,423	$19.97	178,423	$21.4 million

(1)	On November 24, 2008, we announced a plan, approved by our Board of Directors, to repurchase up to $15.0 million of our shares of Class A common stock in the open market, through privately negotiated transactions or otherwise, in accordance with securities laws and regulations (the plan). Share repurchases under the plan were completed in January 2010.

(2)	On February 19, 2010, our Board of Directors approved a plan to repurchase up to $25.0 million of our shares of Class A common stock in the open market, through privately negotiated transactions or otherwise, in accordance with securities laws and regulations (the new plan). After March 31, 2010, the approximate value of additional shares that could be repurchased pursuant to the new plan was $21.4 million; however, under the terms of the senior notes indenture, we are limited to repurchasing an approximate value of $20.1 million of additional shares based on our cumulative net income through March 31, 2010. The new plan expires when the aggregate repurchase price limit is met, unless terminated earlier by our Board of Directors.

(3)	Under the provisions of the new plan, pursuant to a stock purchase agreement dated March 16, 2010, we purchased 132,192 of our Class A common shares at a price of $20.08 per share from Norman C. Harbert, a related party, for an aggregate purchase price of $2.7 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.
Reserved

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
(a)	Exhibits

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or Furnished herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWK CORPORATION
Date: May 4, 2010	By:	/s/ RONALD E. WEINBERG
Ronald E. Weinberg
Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: May 4, 2010	By:	/s/ JOHN T. BRONSTRUP
John T. Bronstrup
interim Chief Accounting Officer (principal financial and accounting officer)