Form 10-Q
period 2010-06-30
HAWK CORP
filed 2010-08-05
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act: YES ☐ NO ☑
As of July 31, 2010, the registrant had the following number of shares of common stock outstanding:
Class A Common Stock, $0.01 par value: 7,756,763
Class B Common Stock, $0.01 par value: None (0)
As used in this Form 10-Q, the terms “Company,” “Hawk,” “Registrant,” “we,” “us” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of June 30, 2010.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)

	June 30	December 31
	2010	2009
	(Unaudited)	(Note A)
Assets
Current assets:
Cash and cash equivalents	$55,858	$47,206
Short-term investments	4,883	35,930
Accounts receivable, less allowance of $616 in 2010 and $985 in 2009	37,161	27,578
Inventories:
Raw materials	7,802	5,503
Work-in-process	14,812	10,886
Finished products	11,516	11,106

Total inventories	34,130	27,495
Deferred income taxes	1,204	1,305
Other current assets	5,813	5,686

Total current assets	139,049	145,200

Property, plant and equipment:
Land and improvements	1,088	1,166
Buildings and improvements	18,599	19,264
Machinery and equipment	101,364	102,365
Furniture and fixtures	8,322	8,327
Construction in progress	1,672	2,186

	131,045	133,308
Less accumulated depreciation	86,663	86,212

Total property, plant and equipment	44,382	47,096

Other assets:
Finite-lived intangible assets	5,738	6,015
Deferred income taxes	125	289
Other	6,103	5,892

Total other assets	11,966	12,196

Total assets	$195,397	$204,492

Note A:	The consolidated balance sheet at December 31, 2009, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements (unaudited).

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)

	June 30	December 31
	2010	2009
	(Unaudited)	(Note A)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$28,987	$16,861
Accrued compensation	10,565	7,324
Accrued interest	2,498	3,385
Accrued taxes	1,362	345
Other accrued expenses	3,882	3,979

Total current liabilities	47,294	31,894

Long-term liabilities:
Long-term debt, net of unamortized consent payment of $1,040 in 2010	56,050	77,090
Deferred income taxes	2,845	2,873
Pension liabilities	1,968	2,509
Other accrued expenses	11,920	12,656

Total long-term liabilities	72,783	95,128

Shareholders’ equity
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; 7,756,763 and 7,979,740 outstanding in 2010 and 2009, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Additional paid-in capital	54,929	55,323
Retained earnings	51,212	42,011
Accumulated other comprehensive loss	(8,882)	(3,281)
Treasury stock, at cost, 1,430,987 and 1,208,010 shares in 2010 and 2009, respectively	(22,032)	(16,676)

Total shareholders’ equity	75,320	77,470

Total liabilities and shareholders’ equity	$195,397	$204,492

Note A:	The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements (unaudited).

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Net sales	$61,679	$39,077	$115,088	$83,362
Cost of sales	41,306	30,686	77,493	62,973

Gross profit	20,373	8,391	37,595	20,389

Operating expenses:
Selling, technical and administrative expenses	9,008	7,007	17,862	14,459
Amortization of finite-lived intangible assets	138	139	277	277

Total operating expenses	9,146	7,146	18,139	14,736

Income from operations	11,227	1,245	19,456	5,653

Interest expense	(1,672)	(2,017)	(3,519)	(4,030)
Interest income	77	106	145	269
Other income (expense), net	(1,001)	167	(1,533)	123

Income (loss) from continuing operations, before income taxes	8,631	(499)	14,549	2,015

Income tax provision (benefit)	3,149	(127)	5,262	803

Income (loss) from continuing operations, after income taxes	5,482	(372)	9,287	1,212
Income (loss) from discontinued operations, after income tax (expense) benefit of ($9) and $6 for the three and six months ended June 30, 2010 and $87 and $93 for the three and six months ended June 30, 2009	17	(164)	(11)	(174)

Net income (loss)	$5,499	$(536)	$9,276	$1,038

Earnings (loss) per share:
Basic earnings (loss) per share:
Income (loss) from continuing operations, after income taxes	$0.70	$(0.05)	$1.17	$0.13
Discontinued operations, after income taxes	—	(0.02)	—	(0.02)

Net earnings (loss) per basic share	$0.70	$(0.07)	$1.17	$0.11

Diluted earnings (loss) per share:
Income (loss) from continuing operations, after income taxes	$0.67	$(0.05)	$1.13	$0.13
Discontinued operations, after income taxes	—	(0.02)	—	(0.02)

Net earnings (loss) per diluted share (1)	$0.68	$(0.07)	$1.13	$0.11

Average shares outstanding — basic	7,798	8,174	7,881	8,428

Average shares and equivalents outstanding — diluted	8,068	8,174	8,157	8,693

Income (loss) available to common shareholders	$5,461	$(574)	$9,201	$963

(1)	The summation to net earnings per diluted share does not mathematically calculate due to rounding.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30
	2010	2009
Cash flows from operating activities
Net income	$9,276	$1,038
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	11	174
Depreciation and amortization	4,276	3,919
Deferred income taxes	13	(44)
Amortization of discount on investments	(35)	(95)
Loss on sale or disposal of fixed assets	3	26
Write-off of deferred financing fees and consent payment	694	—
Share based compensation	401	551
Changes in operating assets and liabilities:
Accounts receivable	(12,149)	11,307
Inventories	(7,798)	10,903
Other assets	(979)	(274)
Accounts payable	13,376	(16,126)
Accrued expenses	4,097	(7,725)
Pension accounts, net	(60)	(3,558)
Other	(193)	1,195

Net cash provided by operating activities of continuing operations	10,933	1,291
Net cash used in operating activities of discontinued operations	(11)	(174)

Cash flows from investing activities
Purchases of available for sale securities	(64,301)	(75,963)
Proceeds from available for sale securities	94,952	68,000
Purchases of property, plant and equipment	(2,073)	(4,838)
Acquisition of business	(447)	—

Net cash provided by (used in) investing activities of continuing operations	28,131	(12,801)

Cash flows from financing activities
Payments on long-term debt	(20,000)	—
Proceeds from stock options	432	348
Payment of consent fee for senior notes indenture modification	(1,512)	—
Stock repurchase	(7,247)	(11,164)
Tax benefit from exercise of incentive stock options	664	—
Receipts from government grants	—	225
Payments of deferred financing fees	—	(340)
Payments of preferred stock dividends	(75)	(75)

Net cash used in financing activities of continuing operations	(27,738)	(11,006)
Effect of exchange rate changes on cash	(2,663)	29

Net cash provided by (used in) continuing operations	8,663	(22,487)
Net cash used in discontinued operations	(11)	(174)

Net increase (decrease) in cash and cash equivalents	8,652	(22,661)
Cash and cash equivalents at beginning of year	47,206	62,520

Cash and cash equivalents at end of period	$55,858	$39,859

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2010
(In Thousands, except share data)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (the Company or Hawk) for the year ended December 31, 2009.
Hawk Corporation, through the businesses that comprise its friction products segment, designs, engineers, manufactures and markets specialized components used in a variety of off-highway, on-highway, industrial, aircraft, agricultural and performance applications. Friction products are the replacement components used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. The Company’s revenue is generated primarily in the U.S. and Italy. The Company’s largest customer, Caterpillar Inc., represented approximately 25.3% and 14.6% of consolidated net sales in the six month periods ended June 30, 2010 and June 30, 2009, respectively.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.
2. Recent Accounting Developments
There were no new significant accounting updates and guidance that became effective for the Company commencing with its second quarter of 2010. The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
3. Discontinued Operations
There are no remaining assets or liabilities classified as discontinued operations recorded in the Consolidated Balance Sheets at June 30, 2010 or December 31, 2009. Through June 30, 2010, the Company continues to make adjustments to amounts previously reported as discontinued operations and incur legal and professional expenses associated with the finalization of legal matters and closure of its legal presence in Mexico. This residual activity is included in the following summary of the Company’s results of discontinued operation:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009

Income (loss) from discontinued operations, before income taxes	$26	$(251)	$(17)	$(267)
Income tax expense (benefit)	9	(87)	(6)	(93)

Income (loss) from discontinued operations, after income taxes.	$17	$(164)	$(11)	$(174)

4. Fair Value Measurements
The Company follows the accounting guidance for fair value measurements and disclosures for fair value measurements and disclosures for all financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis or on a non-recurring basis during the reporting period. The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.
The Company’s financial instruments include cash and cash equivalents, short and long-term investments, short-term trade receivables, short-term notes receivable, accounts payable and debt instruments. For short-term instruments, other than those required to be reported at fair value on a recurring basis and for which additional disclosures are included below, management concluded the historical carrying value is a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization.
The accounting guidance establishes a three-tier hierarchy, which prioritizes the inputs in measuring fair value. The Company’s financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The three levels that may be used to measure fair value are as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Inputs other than Level 1 that are either directly or indirectly observable, such as quoted prices for similar assets or liabilities; quoted prices that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
There have been no changes in the methodologies used at June 30, 2010 and December 31, 2009. Following is a description of the valuation methodologies used for assets measured at fair value as of June 30, 2010 and December 31, 2009:
Money market funds: Valued at the net asset value (NAV) of shares based on the closing quoted price reported on the active market on which the individual securities are traded.
Commercial paper: Corporate debt securities rated at least “A1” by Standard & Poors and “P1” by Moody’s rating services having maturities not exceeding 90 days. The fair values of obligations issued by U.S. corporations held by the Company were determined by obtaining quoted prices from nationally recognized securities broker-dealers.
Mutual funds: Valued at the NAV of shares based on the closing quoted price reported on the active market on which the individual securities are traded.
Guaranteed income fund: Valued at contract value which approximates fair value based on the nature of the fund. This fund is a stable value fund designed to provide safety of principal, liquidity and a competitive rate of return (see Guaranteed Income Fund below for further information related to the valuation of this investment).

The following tables set forth the Company’s financial assets and liabilities that were recorded at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:

June 30, 2010	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$15,505	$15,505	$—	$—
Other trading (1)
Guaranteed income fund	779	—	—	779
Mutual funds:
Growth funds (2)	1,460	1,460	—	—
Value funds (3)	664	664	—	—
Index fund (4)	122	122	—	—
International fund (5)	456	456	—	—
Fixed income fund (6)	92	92	—	—
Specialty fund — real estate (7)	116	116	—	—

Total assets at fair value	$19,194	$18,415	$—	$779

Liabilities:
Deferred compensation plan liability (1)	$3,689	$2,910	$—	$779

Total liabilities at fair value	$3,689	$2,910	$—	$779

December 31, 2009
Assets:
Money market funds	$11,172	$11,172	$—	$—
Commercial paper	34,977	—	34,977	—
Other trading(1)
Guaranteed income fund	480	—	—	480
Mutual funds	2,538	2,538	—	—

Total assets at fair value	$49,167	$13,710	$34,977	$480

Liabilities:
Deferred compensation plan liability (1)	$3,018	$2,538	$—	$480

Total liabilities at fair value	$3,018	$2,538	$—	$480

(1)	Other trading assets represent mutual fund assets held in a rabbi trust to fund deferred compensation plan liabilities and are included as a component of Other long-term assets in the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009. The deferred compensation plan liability is the Company’s liability under its deferred compensation plan and is included in Other long-term accrued expenses in the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009.

(2)	Growth funds seek long-term growth of capital. The funds will normally invest at least 80% of its assets in common stocks of large, mid-cap or small-cap companies based on the defined focus of the fund.

(3)	Value funds seek high current income in addition to long-term capital appreciation. These accounts primarily invest in dividend-paying common and preferred stocks which are expected to provide current income and consistent, stable returns.

(4)	The index fund seeks to mirror the returns of the S&P 500 Index. The fund normally invests at least 80% of its assets in securities included in the S&P 500 according to each security’s weighting in the index.

(5)	The international fund seeks long-term capital appreciation and some current income by investing worldwide with normally at least 50% of its assets invested outside the U.S. The fund may invest in debt securities of any maturity or quality and illiquid securities. International investing presents certain unique risks not associated with domestic investments, including currency fluctuation and political and economic changes, which may result in greater share price volatility.

(6)	The fixed income fund seeks current income consistent with preservation of capital. It normally invests at least 80% of assets in bonds of which at least 60% of assets in bonds and debt securities rated “A” or better at the time.

(7)	The specialty — real estate fund seeks long-term capital appreciation with current income as a secondary objective. The fund invests mainly in securities issued by real estate investment trusts and at least 80% of assets in equities issued by companies in the real estate industry.

At June 30, 2010, the fair values of the Company’s money market funds and the majority of certain other trading assets are determined based on quoted prices in active markets and have been classified as Level 1. The other trading securities are maintained for the future payments under the Company’s deferred compensation plan, which is structured as a rabbi trust. The investments are all managed by a third party and, with the exception of the guaranteed income fund whose valuation is discussed further below, valued based on the underlying fair value of each mutual fund held by the trust, for which there are active quoted markets. The related deferred compensation liabilities are valued based on the underlying investment selections held in each participant’s shadow account. Investment funds held by the rabbi trust, for which there is an active quoted market, mirror the investment options selected by participants in the deferred compensation plan. The majority of the Company’s deferred compensation liability is comprised of mutual funds and is classified as Level 1. The total net realized and unrealized losses totaled ($162) and ($324) for the six months ended June 30, 2010 and 2009, respectively, and are included in Other income (expense), net in the Company’s Consolidated Statements of Operations. Offsetting entries to the deferred compensation liability and compensation expense within Selling, technical and administrative expenses, for the same amounts were also recorded during the six months ended June 30, 2010, and 2009, respectively. The fair value of a guaranteed income fund maintained in the rabbi trust and reported in Other trading assets in the table above, and the related deferred compensation liability have been classified as Level 3.
At December 31, 2009, a majority of the Company’s financial assets were classified as Level 2. Those assets were initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. The pricing services use many inputs to determine value, including reportable trades, broker/dealer quotes, bids, offers, and other industry and economic events. The Company validates the prices provided by its third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, and analyzing pricing data in certain instances. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates provided herein were not necessarily indicative of the amount that the Company or its debt holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its pricing services at December 31, 2009.
During the period ended June 30, 2010, there were no transfers of financial assets between Level 1 and Level 2.
Level 3 — Gains and Losses
The table below sets forth a summary of changes in the fair value of the deferred compensation plan’s Level 3 assets for the six months ended June 30, 2010:

Guaranteed
Income Fund
Balance — January 1, 2010	$480
Realized gains	—
Unrealized gains / (losses) relating to instruments still held at reporting date	—
Purchases, sales, issuances and settlements (net)	299

Balance — June 30, 2010	$779

The deferred compensation plan has entered into an investment contract, the Guaranteed Income Fund (fund), with Prudential Retirement Services, Inc. (Prudential). Prudential maintains the contributions to this fund in a general account, which is credited with earnings on the underlying investments and charged for participant withdrawals and administrative expenses.

The Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 presents the fund at contract value, which approximates fair value. Contract value is the amount deferred compensation plan participants would receive if they were to initiate permitted transactions under the terms of the plan. Contract value represents contributions made under the contract, plus earnings and transfers in, less participant withdrawals, administrative expenses and transfers out. Prudential is contractually obligated to repay the principal and a specified interest rate that is guaranteed to the plan. Participants may ordinarily direct the withdrawal or transfer of all or a portion of their investment at contract value. However, Prudential has the right to defer certain disbursements (excluding retirement, termination, and death or disability disbursements) or transfers from the fund when total amounts disbursed from the pool in a given calendar year exceed 10% of the total assets in that pool on January 1 of that year. The Company does not believe that any events that would limit the deferred compensation plan’s ability to transact at contract value with participants are probable of occurring.
There are no reserves against contract value for credit risk of the contract issuer or otherwise. The average annual yield and crediting interest rate of the fund was approximately 2.60% for the trailing twelve months ended June 30, 2010. The crediting interest rate is based on a formula agreed upon with Prudential, based on the yields of the underlying investments and considering factors such as projected investment earnings, the current interest environment, investment expenses, and a profit and risk component. The rate may never be less than 1.50% nor may it be reduced by more than 2.10% during any calendar year. Interest rates are declared in advance and guaranteed for six month periods.
Long-Term Financial Instruments
The carrying value and the fair value as determined by a third-party pricing service of non-current financial liabilities that qualify as financial instruments are reported in the table below:

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term financial liabilities
Long-term debt (1)	$57,090	$57,161	$77,090	$76,994

(1)	Long-term debt of $56,050 as reported on the Consolidated Balance Sheet as of June 30, 2010 includes $1,040 of unamortized consent payments, which is accounted for as a debt valuation account.
5. Investments
The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each balance sheet date. At both June 30, 2010 and December 31, 2009, the Company accounted for all of its short-term investments as available-for-sale. Available-for-sale securities are reported at fair value with unrealized holding gains and losses, net of tax, included in Accumulated other comprehensive loss in the Consolidated Balance Sheets. The amortized cost of debt securities in this category is adjusted for the amortization of any discount or premium to maturity computed under the effective interest method. Dividend and interest income, including the amortization of any discount or premium, as well as realized gains or losses, are included in Interest income in the Consolidated Statements of Operations. Both the cost of any security sold and the amount reclassified out of Accumulated other comprehensive (loss) income into earnings is based on the specific identification method.

The following is a summary of the Company’s available-for-sale securities as of June 30, 2010 and December 31, 2009, by contractual maturity dates:

		Available-for-Sale Securities
		Gross Unrealized	Gross Unrealized	Estimated Fair Value
June 30, 2010	Amortized Cost	Gains	Losses	(Net Carrying Amount)
Other debt securities — due in one year or less	$4,883	$—	$—	$4,883

December 31, 2009
Other debt securities — due in one year or less	$35,941	$—	$(11)	$35,930

As of June 30, 2010, there are no unrealized gains or losses on available-for-sale securities compared to unrealized losses on available-for-sale securities of $11 ($7 net of tax) at December 31, 2009 which were included in Accumulated other comprehensive loss in the accompanying Consolidated Balance Sheet. Unrealized gains of $11 ($7 net of tax) and unrealized losses of $45 ($29 net of tax) were reclassified out of Accumulated other comprehensive (loss) income and into earnings during the six months ended June 30, 2010 and 2009, respectively.
6. Financing Arrangements
On February 8, 2010, the Company announced that it was soliciting consents from holders of $75,740 of its senior notes to effect an amendment, allowing the Company to repurchase up to $20,000 of its outstanding common stock, to the indenture governing the senior notes. On February 23, 2010, $75,585 of the senior notes consented and a fee of $1,512 was paid to the consenting senior note holders and the Company entered into a supplemental indenture to allow for the stock repurchase. The consent fee is accounted for as a debt valuation account and is being amortized over the remaining life of the outstanding senior notes as interest expense. As of June 30, 2010, $1,040 of the consent fee remains to be amortized.
In May 2010, the Company purchased $20,000 of its outstanding senior notes in the open market. These notes have not been formally retired by the Company, but have been treated as an extinguishment of debt for accounting purposes, as the Company has been released from being the primary obligor under the liability. The Company reported a loss on extinguishment of debt of $694 comprised of a pro-rata portion of unamortized debt issuance costs and unamortized consent fees which was included in Other income (expense), net in the Consolidated Statements of Operations for the three and six months ended June 30, 2010, and a commission expense of $50, which is included in Selling, technical and administrative expense in the Consolidated Statements of Operations for the three and six months ended June 30, 2010. After taking into the account the above transaction, the remaining principal balance of senior notes outstanding as of June 30, 2010 is $57,090.
7. Transfers of Financial Assets — Accounts Receivable Factoring Programs
The Company accounts for its trade accounts receivable factoring programs as required under ASC 860, Transfers and Servicing and, effective January 1, 2010, the Company prospectively adopted the guidance under ASU No. 2009-16, Accounting for Transfers of Financial Assets.
As part of its working capital management, the Company sells certain domestic and Italian trade accounts receivable at its discretion to unrelated third-party financial institutions without recourse. Under the terms of the factoring agreements, the Company retains no rights or interest, has no obligations with respect to the sold receivables, and does not service the receivables after the sale. As such, the factoring of trade accounts receivable under these agreements is accounted for as a sale. The amount sold varies each month based on the amount of underlying receivables, the cash flow needs of the Company and limitations imposed under the terms of the Company’s credit and factoring facilities. Specifically, under the terms of Company’s domestic bank facility, the maximum amount of U.S. outstanding advances at any one time is $10,000. Under the terms of the Italian factoring agreement, the maximum available amount of the Italian-based outstanding advances is $5,024 (4,115 Euro) and $6,751 (4,710 Euro) at June 30, 2010 and 2009, respectively, which limitation is subject to change based on the level of eligible receivables and at the discretion of the third-party financial institution. The Company is not obligated to draw cash immediately upon the factoring of accounts receivable under the terms of its Italian factoring agreement, and pays an administrative fee each month over the term of the agreement based on the dollar value of receivables sold. Fees related to the Italian factoring agreement for the three and six months ended June 30, 2010 and 2009 were $13, $24, $16 and $23, respectively, and are included in Selling, technical and administrative expenses in the Consolidated Statements of Operations.

During the six months ended June 30, 2010 and 2009, the Company sold $11,835 and $3,842, respectively of trade accounts receivable under its factoring agreements. The sale of these receivables accelerated the collection of the Company’s cash and reduced credit exposure. The receivables sold pursuant to these factoring agreements have been recorded as a reduction of trade accounts receivable and as cash provided by operating activities in the Consolidated Statements of Cash Flows. At June 30, 2010 and December 31, 2009, the Company had $3,020 and $3,278, respectively of receivables outstanding under receivable factoring agreements, net of advances received, which are included in Accounts receivable in the Consolidated Balance Sheets. For transactions in which cash is drawn immediately, proceeds on the sale reflect the face value of the receivable less a discount. This discount is recorded as a loss in the Consolidated Statements of Operations in the period of the sale. The Company reported a loss on the sale of receivables for the three and six months ended June 30, 2010 and 2009 of $16, $16, $0 and $0, respectively; this amount is recorded in Other income (expense), net in the Consolidated Statements of Operations.
8. Comprehensive Income
Comprehensive income is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net income (loss)	$5,499	$(536)	$9,276	$1,038
Amortization of prior service cost and net loss, net of tax	149	88	308	487
Unrealized gain (loss) on available for sale securities, net of tax	3	(1)	7	(24)
Foreign currency translation (loss) gain	(3,635)	2,604	(5,916)	65

Comprehensive income	$2,016	$2,155	$3,675	$1,566

9. Stock Compensation Plan
The Company’s Amended and Restated 2000 Long Term Incentive Plan (Plan), provides for the granting of up to 1,315,000 shares of common stock of the Company in the form of stock options, restricted stock awards, stock appreciation rights (SARs) and performance-based awards. The Plan had 499,483 shares available for grants as of June 30, 2010. Options generally vest over a five year period after the grant date and expire no more than ten years after the grant date.
Stock Options
The Company recognized $150 and $264 of compensation expense for the three month periods ended June 30, 2010 and 2009, respectively and $311 and $551 for the six month periods ended June 30, 2010 and June 30, 2009. Net cash proceeds from the exercise of stock options were $432 and $348 for the six month periods ended June 30, 2010 and 2009, respectively, and the intrinsic value of stock options exercised was $1,897 and $229 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there was $719 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements under the Company’s stock compensation plans. The remaining cost is expected to be recognized over the next 2.1 years. The Company classifies its stock option expense principally in Selling, technical and administrative expenses in its Consolidated Statements of Operations.

Stock-based option activity during the six months ended June 30, 2010, was as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining Contract	Intrinsic Value
	Options	Exercise Price	Term	(in thousands)
Options outstanding at January 1, 2010	729,179	$8.72
Granted	—	—
Exercised	(115,959)	3.74
Forfeited or expired	—	—

Options outstanding at June 30, 2010	613,220	$9.66	4.8 yrs.	$9,681

Exercisable at June 30, 2010	446,219	$7.41	3.7 yrs.	$8,049
There were no options granted during the six months ended June 30, 2010.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $25.45 closing price of shares of common stock of the Company on June 30, 2010, over the exercise price of the stock option, multiplied by the number of options outstanding and exercisable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company’s shares of common stock.
Restricted Stock
On February 18, 2010, under the Plan, 10,000 shares of service-vested restricted common stock awards were issued to certain employees of the Company. These restricted stock awards vest in equal one-fifth installments on February 18, 2010, 2011, 2012, 2013, and 2014. Additionally, the Company paid the taxes due on the taxable portion of the total award on behalf of the employees. Compensation expense on these awards is being recognized from the date of grant through the end of the vesting period on a straight-line basis. The fair value of this restricted stock award was measured using the closing price of the Company’s common stock at the date of grant of $18.71 per share. The Company recorded $9 and $50 of compensation expense for the restricted stock awards for the three and six months ended June 30, 2010, respectively, and $0 and $135 for the income tax gross-up paid on behalf of the participants for the three and six months ended Jun 30, 2010, respectively, within Selling, technical, and administrative expense in its Consolidated Statement of Operations. As of June 30, 2010, there were 8,000 shares of restricted stock outstanding and unvested. As of June 30, 2010, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $137, which is expected to be recognized over the remaining vesting period of 3.7 years.
The following table summarizes restricted stock activity for the six months ended June 30, 2010:

		Grant Date
	Shares	Fair Value
Unvested balance as of January 1, 2010	—	—
Granted	10,000	$187
Vested	(2,000)	$(37)

Unvested balance as of June 30, 2010	8,000	$150

The intrinsic value of the unvested restricted shares as of June 30, 2010 was $204.
10. Shareholders’ Equity
On November 24, 2008, the Company announced a plan, approved by the Board of Directors, to repurchase up to $15,000 of its Class A common stock in the open market, through privately negotiated transactions or otherwise in accordance with securities laws and regulations. In the first quarter of 2010, the Company purchased $317 of its common stock under the plan. As of January 11, 2010, all $15,000 had been spent by the Company to repurchase 1,090,271 shares of its Class A common stock at market prices and the plan expired.

On February 19, 2010, the Company’s Board of Directors approved a plan (the new plan) to repurchase up to $25,000 of its shares of Class A common stock in the open market, through privately negotiated transactions, through a trading plan satisfying the safe harbor provisions of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise in accordance with securities laws and regulations. At June 30, 2010, the provisions of the Company’s credit facility, indenture and supplemental indenture allow the Company to purchase up to the board-approved plan amount of $25,000 of its common stock. Through June 30, 2010, the Company purchased $6,930 of its common stock under the new plan.
11. Employee Benefits
A summary of the components of net periodic benefit cost of the Company’s defined benefit pension plans for the periods presented in the Consolidated Statements of Operations is as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2010	2009	2010	2009
Components of net periodic pension cost:
Service cost	$103	$64	$211	$147
Interest cost	464	453	923	906
Expected return on plan assets	(595)	(439)	(1,192)	(878)
Amortization of prior service cost	60	60	120	120
Recognized net actuarial loss	172	301	360	640

Net periodic pension cost of defined benefit plans	$204	$439	$422	$935

The Company contributed $490 in cash in the first half of 2010 to fund its defined benefit pension plans for the 2009 and 2010 plan years based on revised funding requirements provided by its third party actuaries, and anticipates contributing an additional $746 in cash during the remainder of 2010 for both the 2010 and 2009 plan years, for total cash contributions of $1,236.
12. Income Taxes
The effective income tax rate from continuing operations for the six months ended June 30, 2010, was 36.2%, compared to 39.9% for the six months ended June 30, 2009. The Company’s effective rate differs from the U.S. statutory rate of 35.0% primarily as a result of the impact of non-deductible expenses on the Company’s worldwide taxes.
The total amount of unrecognized tax benefits as of June 30, 2010, was $647 (including $150 of accrued interest and penalties), the recognition of which would have had an effect of $616 on the continuing operations effective tax rate. The decrease in the unrecognized tax benefits from December 31, 2009 was due primarily to the Company’s settlement of its Italian tax audit, which reduced the unrecognized tax benefits by $438 (including $93 of accrued interest and penalties). The Company believes it is reasonably possible that the unrecognized tax benefit may be reduced by $259 in the next twelve months primarily for issues that lapse due to statutes.
The Company recorded an adjustment to deferred taxes for a foreign subsidiary which increased the tax provision $193 for the six months ended June 30, 2010. The Company does not anticipate any further adjustments related to this matter.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is currently not under examination for income taxes in the jurisdictions in which it files. The years 2003 — 2009 are open years available for examination by various state, local and foreign tax authorities.

13. Earnings Per Share
Basic and diluted earnings per share are computed as follows:

	Three Months Ended June		Six Months Ended June 30
	2010	2009	2010	2009
Income (loss) from continuing operations, after income taxes	$5,482	$(372)	$9,287	$1,212
Less: Preferred stock dividends	38	38	75	75

Income (loss) from continuing operations, after income taxes available to common shareholders	$5,444	$(410)	$9,212	$1,137

Net income (loss)	$5,499	$(536)	$9,276	$1,038
Less: Preferred stock dividends	38	38	75	75

Net income (loss) available to common shareholders	$5,461	$(574)	$9,201	$963

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	7,798	8,174	7,881	8,428

Diluted:
Basic weighted average shares outstanding	7,798	8,174	7,881	8,428
Dilutive effect of stock options	270	—	276	265

Diluted weighted average shares outstanding	8,068	8,174	8,157	8,693

Earnings (loss) per share:
Basic earnings (loss) from continuing operations, after income taxes	$0.70	$(0.05)	$1.17	$0.13
Discontinued operations, after income taxes	—	(0.02)	—	(0.02)

Net earnings (loss) per basic share	$0.70	$(0.07)	$1.17	$0.11

Diluted earnings (loss) from continuing operations, after income taxes	$0.67	$(0.05)	$1.13	$0.13
Discontinued operations, after income taxes	—	(0.02)	—	(0.02)

Net earnings (loss) per diluted share (1)	$0.68	$(0.07)	$1.13	$0.11

(1)	The summation to net earnings per diluted share does not mathematically calculate due to rounding.
A weighted average of 22,138 and 94,659 options were not included in the calculation of diluted weighted shares outstanding because they were anti-dilutive for the three and six months ended June 30, 2010, respectively. A weighted average of 546,077 and 275,044 options were not included in the calculation of diluted weighted shares outstanding because they were anti-dilutive for the three and six months ended June 30, 2009, respectively.
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
The following supplemental consolidating condensed financial statements present:
•	Consolidating condensed Balance Sheets as of June 30, 2010 and December 31, 2009, consolidating condensed Statements of Operations for the three and six months ended June 30, 2010 and 2009 and consolidating condensed Statements of Cash Flows for the six months ended June 30, 2010 and 2009.
•	Hawk Corporation (Parent) combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries consisting of the Company’s subsidiaries in Italy, Canada and China with their investments in subsidiaries accounted for using the equity method.
•	Elimination entries necessary to consolidate the financial statements of the Parent and all of its subsidiaries.
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

Supplemental Consolidating Condensed
Balance Sheet

	June 30, 2010
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$37,262	$20	$18,576	$—	$55,858
Short-term investments	—	—	4,883	—	4,883
Accounts receivable, net	—	16,627	20,534	—	37,161
Inventories, net	—	23,474	10,903	(247)	34,130
Deferred income taxes	510	—	694	—	1,204
Other current assets	2,447	804	2,562	—	5,813

Total current assets	40,219	40,925	58,152	(247)	139,049
Investment in subsidiaries	59,355	—	—	(59,355)	—
Inter-company advances, net	—	3,171	(3,171)	—	—

Property, plant and equipment, net	—	33,208	11,174	—	44,382
Other assets:
Finite-lived intangible assets	—	5,738	—	—	5,738
Other	6,103	—	125	—	6,228

Total other assets	6,103	5,738	125	—	11,966

Total assets	$105,677	$83,042	$66,280	$(59,602)	$195,397

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$—	$16,998	$11,989	$—	$28,987
Accrued compensation	2,688	4,756	3,121	—	10,565
Accrued interest	2,498	—	—	—	2,498
Accrued taxes	129	31	1,232	(30)	1,362
Other accrued expenses	1,498	2,010	362	12	3,882

Total current liabilities	6,813	23,795	16,704	(18)	47,294
Long-term liabilities:
Long-term debt, net	56,050	—	—	—	56,050
Deferred income taxes	2,534	—	311	—	2,845
Other	4,250	6,152	3,486	—	13,888
Inter-company advances, net	(39,290)	30,764	8,755	(229)	—

Total long-term liabilities	23,544	36,916	12,552	(229)	72,783
Shareholders’ equity	75,320	22,331	37,024	(59,355)	75,320

Total liabilities and shareholders’ equity	$105,677	$83,042	$66,280	$(59,602)	$195,397

Supplemental Consolidating Condensed
Balance Sheet

	December 31, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$24,182	$11	$23,013	$—	$47,206
Short-term investments	34,977	—	953	—	35,930
Accounts receivable, net	—	12,520	15,058	—	27,578
Inventories, net	—	16,714	11,025	(244)	27,495
Deferred income taxes	511	—	794	—	1,305
Other current assets	3,704	723	1,259	—	5,686

Total current assets	63,374	29,968	52,102	(244)	145,200
Investment in subsidiaries	49,927	—	—	(49,927)	—
Inter-company advances, net	—	2,738	(2,738)	—	—

Property, plant and equipment, net	—	34,728	12,368	—	47,096
Other assets:
Finite-lived intangible assets	—	6,015	—	—	6,015
Other	5,892	—	289	—	6,181

Total other assets	5,892	6,015	289	—	12,196

Total assets	$119,193	$73,449	$62,021	$(50,171)	$204,492

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$46	$9,696	$7,119	$—	$16,861
Accrued compensation	2,455	2,599	2,270	—	7,324
Accrued interest	3,385	—	—	—	3,385
Accrued taxes	—	56	345	(56)	345
Other accrued expenses	1,804	1,870	292	13	3,979

Total current liabilities	7,690	14,221	10,026	(43)	31,894
Long-term liabilities:
Long-term debt	77,090	—	—	—	77,090
Deferred income taxes	2,508	—	365	—	2,873
Other	4,499	6,534	4,132	—	15,165
Inter-company advances, net	(50,064)	42,346	7,919	(201)	—

Total long-term liabilities	34,033	48,880	12,416	(201)	95,128
Shareholders’ equity	77,470	10,348	39,579	(49,927)	77,470

Total liabilities and shareholders’ equity	$119,193	$73,449	$62,021	$(50,171)	$204,492

Supplemental Consolidating Condensed
Statement of Operations

	Three Months Ended June 30, 2010
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net sales	$—	$41,854	$21,157	$(1,332)	$61,679
Cost of sales	—	26,477	16,161	(1,332)	41,306

Gross profit	—	15,377	4,996	—	20,373
Operating expenses:
Selling, technical and administrative expenses	—	7,316	1,692	—	9,008
Amortization of intangibles	—	138	—	—	138

Total operating expenses	—	7,454	1,692	—	9,146

Income from operations	—	7,923	3,304	—	11,227
Interest (expense) income, net	—	(1,660)	65	—	(1,595)
Income from equity investee	5,499	1,804	—	(7,303)	—
Other income (expense), net	—	(1,003)	2	—	(1,001)

Income from continuing operations, before income taxes	5,499	7,064	3,371	(7,303)	8,631
Income tax provision	—	1,582	1,567	—	3,149

Income from continuing operations, after income taxes	5,499	5,482	1,804	(7,303)	5,482
Income from discontinued operations, after income taxes	—	17	—	—	17

Net income	$5,499	$5,499	$1,804	$(7,303)	$5,499

Supplemental Consolidating Condensed
Statement of Operations

	Three Months Ended June 30, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net sales	$—	$29,453	$10,138	$(514)	$39,077
Cost of sales	—	20,145	11,055	(514)	30,686

Gross profit	—	9,308	(917)	—	8,391
Operating expenses:
Selling, technical and administrative expenses	—	5,891	1,116	—	7,007
Amortization of intangibles	—	139	—	—	139

Total operating expenses	—	6,030	1,116	—	7,146

Income (loss) from operations	—	3,278	(2,033)	—	1,245
Interest (expense) income, net	—	(1,970)	59	—	(1,911)
Loss from equity investee	(536)	(1,788)	—	2,324	—
Other income (expense), net	—	343	(176)	—	167

Loss from continuing operations, before income taxes	(536)	(137)	(2,150)	2,324	(499)
Income tax provision (benefit)	—	235	(362)	—	(127)

Loss from continuing operations, after income taxes	(536)	(372)	(1,788)	2,324	(372)
Loss from discontinued operations, after income tax benefit	—	(164)	—	—	(164)

Net loss	$(536)	$(536)	$(1,788)	$2,324	$(536)

Supplemental Consolidating Condensed
Statement of Operations

	Six Months Ended June 30, 2010
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net sales	$—	$78,089	$39,755	$(2,756)	$115,088
Cost of sales	—	49,262	30,987	(2,756)	77,493

Gross profit	—	28,827	8,768	—	37,595
Operating expenses:
Selling, technical and administrative expenses	—	14,656	3,206	—	17,862
Amortization of intangibles	—	277	—	—	277

Total operating expenses	—	14,933	3,206	—	18,139

Income from operations	—	13,894	5,562	—	19,456
Interest (expense) income, net	—	(3,479)	105	—	(3,374)
Income from equity investee	9,276	3,366	—	(12,642)	—
Other income (expense), net	—	(1,432)	(101)	—	(1,533)

Income from continuing operations, before income taxes	9,276	12,349	5,566	(12,642)	14,549
Income tax provision	—	3,062	2,200	—	5,262

Income from continuing operations, after income taxes	9,276	9,287	3,366	(12,642)	9,287
Loss from discontinued operations, after income tax benefit	—	(11)	—	—	(11)

Net income	$9,276	$9,276	$3,366	$(12,642)	$9,276

Supplemental Consolidating Condensed
Statement of Operations

	Six Months Ended June 30, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net sales	$—	$61,159	$23,529	$(1,326)	$83,362
Cost of sales	—	41,192	23,107	(1,326)	62,973

Gross profit	—	19,967	422	—	20,389
Operating expenses:
Selling, technical and administrative expenses	—	12,126	2,333	—	14,459
Amortization of intangibles	—	277	—	—	277

Total operating expenses	—	12,403	2,333	—	14,736

Income (loss) from operations	—	7,564	(1,911)	—	5,653
Interest (expense) income, net	—	(3,915)	154	—	(3,761)
Income from equity investee	1,038	(1,880)	—	842	—
Other income (expense), net	—	338	(215)	—	123

Income (loss) from continuing operations, before income taxes	1,038	2,107	(1,972)	842	2,015
Income tax provision (benefit)	—	895	(92)	—	803

Income (loss) from continuing operations, after income taxes	1,038	1,212	(1,880)	842	1,212
Loss from discontinued operations, after income tax benefit	—	(174)	—	—	(174)

Net income (loss)	$1,038	$1,038	$(1,880)	$842	$1,038

Supplemental Consolidating Condensed
Cash Flows Statement

	Six Months Ended June 30, 2010
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net cash provided by operating activities of continuing operations	$4,795	$873	$4,265	$—	$10,933
Net cash used in operating activities of discontinued operations	—	(11)	—	—	(11)
Cash flows from investing activities:
Purchases of available for sale securities	(58,976)	—	(5,325)	—	(64,301)
Proceeds from available for sale securities	94,999	—	953	—	94,952
Purchases of property, plant and equipment	—	(853)	(1,220)	—	(2,073)
Acquisition of business	—	—	(447)		(447)

Net cash provided by (used in) investing activities of continuing operations	36,023	(853)	(6,039)	—	28,131
Cash flows from financing activities:
Payments on long-term debt	(20,000)				(20,000)
Proceeds from stock options	432	—	—	—	432
Stock repurchase	(7,247)	—	—	—	(7,247)
Payment of consent fee for senior notes indenture modification	(1,512)	—	—	—	(1,512)
Tax benefit from exercise of incentive stock options	664	—	—	—	664
Payments of preferred stock dividend	(75)	—	—	—	(75)

Net cash used in financing activities of continuing operations	(27,738)	—	—	—	(27,738)
Effect of exchange rate changes on cash	—	—	(2,663)	—	(2,663)

Net cash provided by (used in) continuing operations	13,080	20	(4,437)	—	8,663
Net cash used by discontinued operations	—	(11)	—	—	(11)

Net increase (decrease) in cash and cash equivalents	13,080	9	(4,437)	—	8,652
Cash and cash equivalents at beginning of period	24,182	11	23,013	—	47,206

Cash and cash equivalents at end of period	$37,262	$20	$18,576	$—	$55,858

Supplemental Consolidating Condensed
Cash Flows Statement

	Six Months Ended June 30, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$(3,533)	$4,095	$729	$—	$1,291
Net cash used in operating activities of discontinued operations	—	(174)	—	—	(174)
Cash flows from investing activities:
Purchases of available for sale securities	(75,963)	—	—	—	(75,963)
Proceeds from available for sale securities	68,000	—	—	—	68,000
Purchases of property, plant and equipment	—	(4,146)	(692)	—	(4,838)

Net cash used in investing activities of continuing operations	(7,963)	(4,146)	(692)	—	(12,801)
Cash flows from financing activities:
Proceeds from stock options	348	—	—	—	348
Stock repurchase	(11,164)	—	—	—	(11,164)
Receipts from government grants	—	225			225
Payments of deferred financing fees	(340)	—	—	—	(340)
Payments of preferred stock dividend	(75)	—	—	—	(75)

Net cash (used in) provided by financing activities of continuing operations	(11,231)	225	—	—	(11,006)
Effect of exchange rate changes on cash	—	—	29	—	29

Net cash (used in) provided by continuing operations	(22,727)	174	66	—	(22,487)
Net cash used in discontinued operations	—	(174)	—	—	(174)

Net (decrease) increase in cash and cash equivalents	(22,727)	—	66	—	(22,661)
Cash and cash equivalents at beginning of period	45,241	32	17,247	—	62,520

Cash and cash equivalents at end of period	$22,514	$32	$17,313	$—	$39,859

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
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
Recent Events
•	On July 1, 2010, we announced that our Board of Directors commenced a process to explore and consider possible strategic alternatives, including a possible sale of the Company. A Special Committee of our Board has been formed and has retained Harris Williams & Co., as its financial advisor to assist and advise the Special Committee. A definitive timetable for completion of the evaluation has not been set and we cannot provide any assurance that this process will lead to the approval or completion of any definitive agreement or other transaction.
•	On July 28, 2010, we announced that the Staff of the Division of Enforcement of the SEC notified Hawk that it has completed its investigation and will not recommend enforcement action against Hawk relating to the previously- disclosed SEC investigation. Hawk has also been informed that the Staff has completed its investigation and will not recommend enforcement action against Joseph J. Levanduski, Hawk’s Senior Vice President and Director of Corporate Development. With the completion of the SEC investigation, Mr. Levanduski has been restored to his role as Chief Financial Officer with the title of Senior Vice President – Chief Financial Officer and Director of Corporate Development. John T. Bronstrup, who served as interim Chief Accounting Officer, has resumed his previous position as Corporate Controller of Hawk.
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
We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. We base our estimates and assumptions on historical experience and other factors that we consider relevant. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material. However, historically our estimates have not been materially different from actual results. During the second quarter of 2010, there have been no significant changes to the critical accounting policies that we disclosed in Management’s Discussion and Analysis of Financial Position and Results of Operations on our 2009 Form 10-K filed with the Securities and Exchange Commission (SEC) on March 10, 2010.
Recent Accounting Pronouncements
There were no new significant accounting updates and guidance that became effective for us commencing with our second quarter of 2010. We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Second Quarter of 2010 Compared to the Second Quarter of 2009
The following tables show our net sales by principal market and geographic location for the three months ended June 30, 2010 and 2009:
Sales by Principal Markets
Three Months Ended June 30

	% of Sales
Market	2010	2009
Construction and Mining	47.4%	33.1%
Aircraft and Defense	15.6%	26.6%
Agriculture	13.2%	13.2%
Truck	9.7%	10.4%
Performance Friction	6.1%	9.1%
Specialty Friction	4.5%	6.2%
Alternative Energy	3.5%	1.4%

Total	100.0%	100.0%

Sales by Geographic Location of our Manufacturing Facilities
Three Months Ended June 30

	% of Sales
Location	2010	2009
United States	69.2%	75.4%
Italy	25.4%	20.4%
Other foreign	5.4%	4.2%

Total	100.0%	100.0%

The following table summarizes our results of operations for the three months ended June 30, 2010 and 2009:

	Three Months Ended June 30
		% of		% of
	2010	Sales	2009	Sales
	(dollars in millions)
Net sales	$61.7	100.0%	$39.1	100.0%
Cost of sales	$41.3	66.9%	$30.7	78.5%

Gross profit	$20.4	33.1%	$8.4	21.5%

Selling, technical and administrative expenses	$9.0	14.6%	$7.0	17.9%
Income from operations	$11.2	18.2%	$1.2	3.1%
Interest expense	$(1.7)	-2.8%	$(2.0)	-5.1%
Interest income	$0.1	0.2%	$0.1	0.3%
Other income (expense), net	$(1.0)	-1.6%	$0.2	0.5%
Income tax provision	$3.1	5.0%	$(0.1)	-0.3%

Income (loss) from continuing operations, after income taxes	$5.5	8.9%	$(0.4)	-1.0%
Discontinued operations, net of tax	$—	0.0%	$(0.2)	-0.5%

Net income (loss)	$5.5	8.9%	$(0.5)	-1.3%
Net Sales. Our net sales for the second quarter of 2010 were $61.7 million, an increase of $22.6 million, or 57.8%, from the same period in 2009. Sales increases during the period resulted primarily from volume increases to customers in our construction and mining end-markets and new product introductions. Of our total sales increase of 57.8% in the second quarter of 2010, volume represented approximately 63.0 of the total percentage point increase. Offsetting the favorable impact of volume, foreign exchange and pricing negatively impacted the total sales increase by approximately 3.1 and 2.1 percentage points, respectively.
Our sales to the construction and mining market, our largest, were up 126.2% in the second quarter of 2010 compared to the second quarter of 2009 as a result of an expansion of activity primarily in the mining market as customers continued to replenish inventory levels. Sales to our agriculture market were up 58.2% in the second quarter of 2010 compared to the second quarter of 2009, primarily as a result of improved market conditions, especially in Europe. Sales to our truck market increased 48.2% in the second quarter of 2010 compared to the second quarter of 2009, due to increased freight volumes being shipped with existing vehicles and the impact of new truck builds. Sales in our friction direct aftermarket that we service through the VelveTouch® and Hawk Performance® brand names increased 16.7% in the second quarter of 2010 compared to the second quarter of 2009. Although a small percentage of our total net sales, sales to the alternative energy market were up 299.4% in the second quarter of 2010 compared to the second quarter of 2009 as shipments of units in this product line continued to increase. Our aircraft and defense markets were down 7.1% in the second quarter of 2010 compared to the second quarter of 2009, as one of our primary defense customers aligned its inventory levels, partially offset by an increase in our aircraft market.
Net sales from our foreign facilities represented 30.8% of our total net sales in the second quarter of 2010 compared to 24.6% for the comparable period of 2009. The increase in our foreign facility revenues as a percent of total revenues was due primarily to the improvements in the end markets that we serve in the European and Asian markets. Sales at our Italian operation, on a local currency basis, were up 111.8% in the second quarter of 2010 compared to the second quarter of 2009, and sales at our Chinese operation, on a local currency basis, were up 164.1% in the second quarter of 2010, primarily due to improvements in the construction and agriculture markets served by those facilities.
Cost of Sales. Cost of sales was $41.3 million in the second quarter of 2010, an increase of $10.6 million, or 34.5%, compared to cost of sales of $30.7 million in the second quarter of 2009. As a percent of sales, our cost of sales represented 66.9% of our net sales in the second quarter of 2010 compared to 78.5% of net sales in the second quarter of 2009. The decrease in our cost of sales percentage was driven primarily by the positive impact that higher production volumes in the second quarter of 2010 had on our absorption of manufacturing costs, and by overall cost improvements, partially offset by a less favorable product mix than in the second quarter of 2009. Of our total cost of sales increase of 34.5% in 2010, the impact of our increased sales volumes represented approximately 53.6 percentage points and the shift in product mix represented 13.5 percentage points. Offsetting these increases, our higher absorption of manufacturing overhead and overall cost improvements and foreign exchange favorably impacted the total cost of sales increase by approximately 29.5 and 3.1 percentage points, respectively.

Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses increased $2.0 million, or 28.6%, to $9.0 million in the second quarter of 2010 from $7.0 million during the second quarter of 2009. As a percentage of net sales, ST&A was 14.6% in the second quarter of 2010 compared to 17.9% in the second quarter of 2009. The decrease in ST&A as a percentage of net sales primarily resulted from our continued successful efforts to control discretionary costs in 2010, which are increasing at lower rates than our overall sales volume increases. Of our total ST&A increase of 28.6%, higher incentive compensation expense as a result of our improved profitability level in the second quarter of 2010 compared to the second quarter of 2009 represented approximately 29.0 percentage points.
We spent $1.3 million, or 2.1% of our net sales, on product research and development in the second quarter of 2010, compared to $1.2 million or 3.1%, of our net sales for the second quarter of 2009.
Interest Expense. Interest expense decreased to $1.7 million in the second quarter of 2010 from $2.0 million in the second quarter of 2009 due to our aggregate purchases of $30.0 million of our senior notes on the open market between November 2009 and May 2010. These repurchased notes are being held by us in treasury, which reduced our fixed interest expense for 2010 as compared to 2009. We did not have any borrowings under our variable rate domestic or Italian bank facilities in the second quarters of 2010 or 2009. Included as a component of Interest expense in our Consolidated Statements of Operations is the amortization of deferred financing costs for both 2010 and 2009 and the amortization of a consent payment related to our senior notes amendment in February 2010 for the three months ended June 30, 2010.
Interest Income. We invested our excess cash in various short-term interest bearing investments. Interest income was $0.1 million in the second quarter of both 2010 and 2009.
Other Income (Expense), Net.  Other expense was $1.0 million in the second quarter of 2010 compared to $0.2 million of income reported in the second quarter of 2009. The components of Other income (expense), net for the three months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30
	2010	2009
	(dollars in millions)
Components of Other income (expense), net
Net realized and unrealized trading (losses) gains	$(0.3)	$0.3
Foreign currency transaction gains (losses)	—	(0.2)
Write off of deferred financing fees and consent payment	(0.7)	—
Other	—	0.1

Total Other income (expense), net	$(1.0)	$0.2

Income Taxes. We recorded a tax provision from our continuing operations of $3.1 million for the quarter ended June 30, 2010, compared to a tax benefit of $0.1 million in the second quarter of 2009. Our effective rate of 36.5% in the second quarter of 2010 differs from the current U.S. statutory rate of 35.0% primarily as a result of the impact of non-deductible expenses on our worldwide taxes.
Discontinued Operations. The loss from discontinued operations, after income taxes of $0.2 million for the three months ended June 30, 2009 consists primarily of adjustments to amounts previously reported in discontinued operations and related legal and professional expenses.

First Six Months of 2010 Compared to the First Six Months of 2009
The following tables show our net sales by market segment and geographic location for the six months ended June 30, 2010 and 2009:
Sales by Principal Market
Six Months Ended June 30

	% of Sales
Market	2010	2009
Construction and Mining	47.0%	34.8%
Aircraft and Defense	16.7%	28.6%
Agriculture	14.1%	14.6%
Truck	9.3%	9.4%
Performance Friction	6.1%	7.3%
Specialty Friction	3.6%	4.3%
Alternative Energy	3.2%	1.0%

Total	100.0%	100.0%

Sales by Geographic Location of our Manufacturing Facilities
Six Months Ended June 30

	% of Sales
Location	2010	2009
United States	69.1%	73.7%
Italy	25.7%	22.3%
Other foreign	5.2%	4.0%

Total	100.0%	100.0%

The following table summarizes our results of operations for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30
		% of		% of
	2010	Sales	2009	Sales
	(dollars in millions)
Net sales	$115.1	100.0%	$83.4	100.0%
Cost of sales	$77.5	67.3%	$63.0	75.5%

Gross profit	$37.6	32.7%	$20.4	24.5%

Selling, technical and administrative expenses	$17.9	15.6%	$14.5	17.4%
Income from operations	$19.5	16.9%	$5.7	6.8%
Interest expense	$(3.5)	-3.0%	$(4.0)	-4.8%
Interest income	$0.1	0.1%	$0.3	0.4%
Other income (expense), net	$(1.5)	-1.3%	$0.1	0.1%
Income tax provision	$5.3	4.6%	$0.8	1.0%

Income from continuing operations, after income taxes	$9.3	8.1%	$1.2	1.4%
Discontinued operations, net of tax	$—	0.0%	$(0.2)	-0.2%

Net income	$9.3	8.1%	$1.0	1.2%

Net Sales. Our net sales for the first six months of 2010 were $115.1 million, an increase of $31.7 million or 38.0% from the same period in 2009. Sales increases during the period resulted primarily from the overall economic improvement in most of our end-markets as customers started the reordering process and shipments began to increase in response to increasing orders and production. Of our total sales increase of 38.0% in the first six months of 2010, volume represented approximately 40.9 of the total percentage point increase and pricing decreases accounted for a reduction of approximately 2.5 to the total percentage point change. The impact of foreign exchange was not material to the change between 2010 and 2009.
Our sales to the construction and mining market, our largest, were up 86.5% in the first six months of 2010 compared to 2009, primarily as a result of new product introductions and an expansion of activity as customers replenished inventory levels. Sales to our agriculture market were up 32.6% in the first six months of 2010 compared to 2009, primarily as a result of improved market conditions, especially in Europe. Sales to our heavy truck market increased 36.4% during the first six months of 2010 compared to the first six months of 2009, due to increased freight volumes being shipped with existing vehicles and new truck builds. Sales in our friction direct aftermarket that we service through the VelveTouch® and Hawk Performance® brand names increased 13.8% in the first six months of 2010 compared to the first six months of 2009. Although a small percentage of our total net sales, sales to the alternative energy market were up 354.6% in the first six months of 2010 compared to the first six months of 2009 as shipments of units in this product line continued to increase. Our aggregate aircraft and defense markets were down 19.5% in the first six months of 2010 compared to the first six months of 2009 as one of our primary defense customers aligned its inventory levels, partially offset by an increase in aircraft demand.
Net sales from our foreign facilities represented 30.9% of our total net sales in the first six months of 2010 compared to 26.3% for the comparable period of 2009. The increase in our foreign facility revenues as a percent of total revenue was due primarily to improvements in the end markets that we serve in the European and Asian markets. Sales at our Italian operation, on a local currency basis, were up 60.6% in the first six months of 2010, compared to the first six months of 2009, and sales at our Chinese operation, on a local currency basis, were up 128.9% during the same period, primarily due to improvements in the construction and agriculture markets served by those facilities.
Cost of Sales. Cost of sales was $77.5 million during the first six months of 2010, an increase of $14.5 million, or 23.0%, compared to cost of sales of $63.0 million in the first six months of 2009. As a percent of sales, our cost of sales represented 67.3% of our net sales in the first six months of 2010 compared to 75.5% of net sales in the comparable period of 2009. The improvement in our cost of sales percentage was driven by primarily by the positive impact that higher production volumes had on our absorption of manufacturing costs, and by overall cost improvements, offset somewhat by a less favorable product mix than in the first six months of 2009 and increased labor costs. Of our total cost of sales increase of 23.0% in 2010, increased sales and production volumes represented 33.7 percentage points and an unfavorable shift in product mix represented 12.0 percentage points. Offsetting these components, our higher absorption of manufacturing overhead and overall cost improvements and the effect of foreign exchange favorably impacted the total cost of sales increase by 22.2 and 0.5 percentage points, respectively.
Selling, Technical and Administrative Expenses. ST&A expenses increased $3.4 million, or 23.4%, to $17.9 million in the first six months of 2010 from $14.5 million during the first six months of 2009. As a percentage of net sales, ST&A was 15.6% in the first six months of 2010 compared to 17.4% in the first six months of 2009 as we continued our successful efforts to control discretionary spending, which has not increased at a rate proportional to our rapid sales volume increase. Of our total ST&A increase, higher incentive compensation related to our improved profitability level in the first half of 2010 compared to 2009 represented 23.9 percentage points of the total increase.
We spent $2.4 million on product research and development in the first six months of 2010 and 2009, or 2.1% and 2.9% of our net sales, respectively.
Interest Expense. Interest expense decreased to $3.5 million in the first six months of 2010 compared to $4.0 million in the first six months of 2009 due to our purchase of an aggregate of $30.0 million of our senior notes in the open market between November 2009 and May 2010. These notes are being held by us in treasury, which reduced our fixed interest expense for 2010 as compared to 2009. We did not have any borrowings under our variable rate domestic or Italian bank facilities in the first six months of 2010 or 2009. Included as a component of Interest expense in our Consolidated Statements of Operations is the amortization of deferred financing fees for both 2010 and 2009 and the amortization of a consent payment related to our senior notes amendment in February 2010, or the six months ended June 30, 2010.
Interest Income. We invested our excess cash in various short-term interest bearing investments. Interest income was $0.1 million in the first six months of 2010 compared to $0.3 million during the first six months of 2009. The decrease was the result of lower invested cash balances during the period ended June 30, 2010 compared to the six months ended June 30, 2009. Effective interest rates remain at historically low levels in all periods presented.

Other Income (Expense), Net.  Other expense was $1.5 million in the first six months of 2010 compared to $0.1 million of income reported in the first six months of 2009. The components of Other income (expense), net for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30
	2010	2009
	(dollars in millions)
Components of Other income (expense), net
Net realized and unrealized trading (losses) gains	$(0.2)	$0.3
Foreign currency transaction losses	(0.1)	(0.2)
Senior notes consent solicitation third-party expenses	(0.6)	—
Write off of deferred financing fees and consent payment	(0.7)	—
Other	0.1	—

Total Other income (expense), net	$(1.5)	$0.1

Income Taxes. We recorded a tax provision from our continuing operations of $5.3 million for the six months ended June 30, 2010, compared to a tax provision of $0.8 million in the comparable period of 2009. Our effective rate of 36.2% in the six months ended June 30, 2010 differs from the current U.S. statutory rate of 35.0% primarily as a result of the impact of non-deductible expenses on our worldwide taxes. Our worldwide provision for income taxes is based on annual tax rates for the year applied to all sources of income.
Discontinued Operations. The loss from discontinued operations, after income taxes of $0.2 million for the six months ended June 30, 2009 consists primarily of adjustments to amounts previously reported in discontinued operations and related legal and professional expenses.
Liquidity, Capital Resources and Cash Flows
Our primary liquidity requirements are for capital expenditures, for funding our day-to-day working capital requirements and to pay interest on our indebtedness. Our access to capital resources that provide liquidity has not been affected by the recent volatility in the global credit markets. We are not aware of any material trend, event or capital commitment which would potentially adversely affect our liquidity. To date, we have not been materially adversely affected by customer, supplier or subcontractor credit problems or bankruptcies, and we continue to monitor and take measures to limit our credit exposure. We believe that our net cash and short-term investment position, coupled with our availability under our bank facilities and factoring programs, will continue to be sufficient to support our operations and internal growth needs, to pay interest on our indebtedness and to fund anticipated capital expenditures for the next twelve months.

The following selected measures of liquidity, capital resources and cash flows outline various metrics that are reviewed by our management and are provided to our shareholders to enhance the understanding of our business:

	June 30, 2010	December 31, 2009
	(dollars in millions)
LIQUIDITY
Cash and cash equivalents	$55.9	$47.2
Short-term investments	$4.9	$35.9
Working capital (1)	$91.8	$113.3
Current ratio (2)	2.9 to 1.0	4.6 to 1.0
Net debt as a % of capitalization (3) (4)	N/A	N/A
Average number of days sales in accounts receivable	66 days	58 days
Average number of days sales in inventory	89 days	80 days

	Six Months Ended June 30
	2010	2009
	(dollars in millions)
CASH FLOWS
Cash provided by operating activities of continuing operations	$10.9	$1.3
Cash provided by (used in) investing activities of continuing operations	28.1	(12.8)
Cash used in financing activities of continuing operations	(27.7)	(11.0)
Effect of exchange rates on cash	(2.6)	—
Cash (used in) provided by discontinued operations	—	(0.2)

Net increase (decrease) in cash and cash equivalents	$8.7	$(22.7)

(1)	Working capital is defined as total current assets minus total current liabilities.

(2)	Current ratio is defined as total current assets divided by total current liabilities.

(3)	Net debt is defined as gross long-term debt, including current portion, and short-term borrowings, less cash and short-term investments. Capitalization is defined as net debt plus shareholders’ equity.

(4)	We have zero net debt at June 30, 2010 and December 31, 2009 because our cash, cash equivalents and short-term investments were $3.7 million and $6.0 million greater than gross total debt, respectively.
Cash and cash equivalents increased $8.7 million to $55.9 million as of June 30, 2010, from $47.2 million at December 31, 2009. Short-term investments decreased $31.0 million at June 30, 2010 from the December 31, 2009 balance. The primary driver of the decrease in aggregate cash and equivalents and short-term investments in the first half of 2010 was our purchase of $20.0 million of our senior notes in open market transactions in May of 2010. The combined decrease also resulted in part from our payments of $3.4 million of bi-annual interest on our senior notes and $3.7 million of annual incentive compensation, which had been accrued in our 2009 annual reporting period. In the first quarter of 2010, we also made a $1.5 million payment to consenting senior note holders to allow for additional stock repurchases, and we repurchased $7.2 million of our common stock pursuant to our stock repurchase programs in the first half of 2010. These uses of cash were partially offset by our positive cash generated from operating activities in 2010.
In assessing liquidity, we review certain working capital measurements. At June 30, 2010, our working capital was $91.8 million, a decrease of $21.5 million from December 31, 2009. The decrease in working capital in the first half of 2010 was primarily due to a decrease in our overall cash and equivalents and short-term investments position experienced during the period for the reasons noted in the prior paragraph. Our accounts receivable and inventory levels are evaluated through the computation of days sales outstanding and inventory turnover. Days sales in accounts receivable was 66 days at June 30, 2010, compared to 58 days at December 31, 2009, primarily due to our overall increase in sales volumes in 2010 compared to the fourth quarter of 2009, including increases at our Italian facility, which extends longer terms to its customers, which is customary in the European market. We have not experienced any significant change in accounts receivable collectability, and continue to monitor the financial condition of our major customers. As part of our working capital management in an effort to accelerate our cash flows and reduce our credit exposure to certain customers, we sell certain trade accounts receivable to third party financial institutions on a non-recourse basis pursuant to factoring agreements. The amount sold varies each month based on the amount of underlying receivables and the cash flow needs of the Company.

Days sales in inventory was 89 days at June 30, 2010, compared to 80 days at December 31, 2009, primarily resulting from increased inventory levels to support our higher customer demand and sales volumes. We continue to focus on controlling overall inventory levels while maintaining levels sufficient to meet current customer demands.
At June 30, 2010, our current ratio was 2.9, a decrease from the current ratio of 4.6 at December 31, 2009. The reduction in the current ratio in the first half of 2010 was due primarily to the overall reduction of our net cash and investment balances and the increase in accounts payable resulting from increased spending levels for inventory and expense items to levels commensurate with our increased current business demands.
Operating Activities
Our ability to generate cash from internal operations may be affected by general economic, financial, competitive, legislative and regulatory factors beyond our control. Generally, our cash flow from operations fluctuates due to various factors, including customer order patterns, fluctuations in working capital requirements, the amounts of payments of incentive compensation and profit sharing, changes in customer and supplier credit policies, and changes in customer payment patterns.
Cash provided by our operating activities from continuing operations in the first half of 2010 was $10.9 million, compared to cash provided by operating activities of $1.3 million in the first half of 2009. We experienced higher levels of sales in the first half of 2010 compared to the same period in 2009 due to the impact of the economic recovery, which necessitated increased purchases of inventories and service supplies, resulting in higher accounts payable at June 30, 2010, generating cash of $13.4 million in the period.  Offsetting this source of operating cash flows were increased levels of accounts receivable and inventory, which are uses of operating cash flow.
Investing Activities
Our investing activities from continuing operations provided $28.1 million in the six months ended June 30, 2010 compared to using $12.8 million in the six months ended June 30, 2009. Net short-term investment purchases and sales through the second quarter of 2010 provided cash of $30.7 million compared to using cash of $8.0 million in the 2009 period.
During the first quarter of 2010, our Chinese facility utilized cash of $0.5 million to acquire a former key supplier.
We used $2.1 million and $4.8 million for the purchase of property, plant and equipment in the six months ended June 30, 2010 and 2009, respectively. The principal sources of financing for these capital expenditures were existing cash and internally generated funds. We anticipate capital expenditures in 2010 in the range of $7.0 million to $9.0 million. Our management critically evaluates all proposed capital expenditures and requires that each project maximizes shareholders’ value, and in doing so supports our business needs and long-term strategic plans.
Financing Activities
Cash used in financing activities was $27.7 million and $11.0 million in the first half of 2010 and 2009, respectively.
During the first quarter of 2010, we solicited consents from holders of our non-affiliated senior notes to amend the indenture governing our senior notes to permit an extension of our stock repurchase program. In connection with this consent solicitation, we paid a $1.5 million fee to consenting senior note holders, which is being amortized to interest expense over the remaining life of our senior notes. We used $7.2 million and $11.2 million to repurchase shares of our common stock pursuant to our stock repurchase programs in the six month periods ended June 30, 2010, and 2009, respectively. At June 30, 2010, the approximate dollar value of shares that may be purchased under our stock repurchase program was $18.1 million.
During the second quarter of 2010, we purchased $20.0 million of senior notes in open market transactions. We had no outstanding borrowings under our domestic or Italian bank facilities at June 30, 2010 or December 31, 2009.
We received cash proceeds from the exercise of stock options of $0.4 million and $0.3 million in the first half of 2010 and 2009, respectively. Also during the first half of 2010, we recognized a tax benefit from the exercise of incentive stock options of $0.7 million.

During the first half of 2009, we received $0.3 million in government grants. In addition, we paid $0.3 million of costs and expenses associated with the June 2009 refinancing of our bank facility, which expires in June 2012.
Contractual Obligations and Other Commercial Commitments
In May 2010, the Company purchased $20.0 million of its senior notes in open market purchases. The remaining principal balance outstanding is $57.1 million as of June 30, 2010. Annual interest accrues at 8 3/4% per annum, or $5.0 million per year, which is paid semi-annually on January 1 and July 1.
There have been no other material changes to the table presented in our Annual Report on Form 10-K for the year ended December 31, 2009. The table excludes our liability for unrecognized tax benefits, which totaled $0.6 million at June 30, 2010 and $1.2 million at December 31, 2009, since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.
Debt
The following table summarizes the components of our indebtedness:

	June 30	December 31
	2010	2009
	(dollars in millions )
Senior notes	$57.1	$77.1
Unamortized consent payment	(1.0)	—
Bank facilities (domestic and foreign)	—	—

Total debt	$56.1	$77.1

In May 2010, we purchased $20.0 million of our outstanding senior notes in the open market. These notes have not been formally retired by the Company, but have been treated as an extinguishment of debt for accounting purposes. After taking into the account the above transaction, the remaining principal balance of senior notes outstanding as of June 30, 2010 is $57.1 million.
At June 30, 2010, we had no borrowings under our credit facilities. A total of $21.1 million was available for borrowing under our domestic revolving credit facility based on eligible collateral. Additionally, we had $2.8 million (2.3 million Euro) available to borrow under our foreign short-term line of credit.
As of June 30, 2010 and December 31, 2009, we were in compliance with the provisions of all of our debt instruments. We are not aware of any business or economic trends affecting our business that would cause us to become non-compliant with the provisions of our debt instruments during the next twelve months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk since December 31, 2009. See Item 7A in our Form 10-K for the year ended December 31, 2009, filed with the SEC on March 10, 2010.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of June 30, 2010, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Exchange Act. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial and accounting officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II

ITEM 1.	LEGAL PROCEEDINGS
We are involved in lawsuits that have arisen in the ordinary course of our business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been asserted. In our opinion, the outcome of these lawsuits will not have a material adverse effect on our financial position, results of operations or cash flows. We are not aware of any material legal proceedings instituted against us during the second quarter of 2010 or of any material developments in any of the legal proceedings previously disclosed in our Form 10-K for the year ended December 31, 2009 filed with the SEC on March 10, 2010, except as disclosed below.
As we previously disclosed, the Division of Enforcement of the SEC provided Hawk with a formal order of private investigation that relates to an investigation commenced by the SEC. The investigation concerns activity beginning in June 2006 involving (1) Hawk’s preparations for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, (2) the maintenance, and evaluation of the effectiveness, by Hawk of disclosure controls and procedures and internal control over financial reporting, (3) transactions in Hawk’s common stock by a stockholder that is not affiliated with Hawk, including the impact of those transactions on when Hawk would have been required to comply with Section 404, (4) the calculation of the amount of Hawk common stock held by non-affiliates and the effect of the calculation on the date when Hawk would have been required to comply with Section 404, (5) communications between Hawk and third parties regarding Section 404 compliance and (6) Hawk’s periodic disclosure requirements related to the foregoing. Hawk was also contacted by the U.S. Department of Justice in Cleveland, Ohio (the DOJ) in connection with the DOJ’s related investigation.
On July 23, 2010, the staff of the SEC (the Staff) notified Hawk that it completed its investigation and will not recommend enforcement action against Hawk relating to its investigation. With the completion of the SEC investigation, Hawk does not believe that the DOJ will continue its related investigation with respect to Hawk.
On August 4, 2009, Joseph J. Levanduski, our then Chief Financial Officer, received a notification from the staff of the SEC (the Staff), commonly referred to as a “Wells Notice.” This notice indicated that the Staff intended to recommend to the Commissioners of the SEC that the SEC bring a civil injunctive action and institute a follow-on public administrative proceeding pursuant to Rule 102(e) of the SEC’s Rules of Practice against Mr. Levanduski alleging that he aided and abetted violations of Section 17(a) of the Securities Act of 1933, as amended, and Sections 9(a)(2) and 10(b) of the Exchange Act and Rule 10b-5 thereunder and violated SEC Regulation FD.
In a July 23, 2010 letter, the Staff informed Mr. Levanduski that the investigation has been completed as to Mr. Levanduski and the Staff did not intend to recommend any enforcement against him.

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
The following table provides information about purchases by Hawk of equity securities registered under the Securities Exchange Act of 1934 during the three months ended June 30, 2010.

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares That may yet
	Total Number		Part of Publicly	be Purchased Under the
	of Shares	Average Price	Announced Plans or	Plans or Programs(1)
Period	Purchased	Paid per Share	Programs(1)	(in millions)

4/1/10 to 4/30/10	96,241	$21.16	274,664	$19.4 million
5/1/10 to 5/31/10	59,032	$22.52	333,696	$18.1 million
6/1/10 to 6/30/10	0	$—	333,696	$18.1 million

(1)	On February 19, 2010, our Board of Directors approved a plan to repurchase up to $25.0 million of our shares of Class A common stock in the open market, through privately negotiated transactions or otherwise, in accordance with securities laws and regulations (the plan). After June 30, 2010, the value of additional shares that could be repurchased pursuant to the plan was $18.1 million. The plan expires when the aggregate repurchase price limit is met, unless terminated earlier by our Board of Directors.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.
Reserved

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS
(a) Exhibits

31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed or Furnished herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWK CORPORATION
Date: August 5, 2010	By:	/s/ RONALD E. WEINBERG
Ronald E. Weinberg
Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: August 5, 2010	By:	/s/ JOSEPH J. LEVANDUSKI
Joseph J. Levanduski
Chief Financial Officer (principal financial and accounting officer)