Form 10-Q
period 2010-09-30
HAWK CORP
filed 2010-11-09
CIK 849240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Act: YES ☐ NO ☑
As of October 31, 2010, the registrant had the following number of shares of common stock outstanding:

Class A Common Stock, $0.01 par value:	7,759,063
Class B Common Stock, $0.01 par value:	None (0)
As used in this Form 10-Q, the terms “Company,” “Hawk,” “Registrant,” “we,” “us” and “our” mean Hawk Corporation and its consolidated subsidiaries, taken as a whole, unless the context indicates otherwise. Except as otherwise stated, the information contained in this Form 10-Q is as of September 30, 2010.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)

	September 30	December 31
	2010	2009
	(Unaudited)	(Note A)
Assets
Current assets:
Cash and cash equivalents	$47,845	$47,206
Short-term investments	25,440	35,930
Accounts receivable, less allowance of $626 in 2010 and $985 in 2009	42,535	27,578
Inventories:
Raw materials	7,945	5,503
Work-in-process	17,290	10,886
Finished products	12,829	11,106

Total inventories	38,065	27,495
Deferred income taxes	1,694	1,305
Other current assets	3,316	5,686

Total current assets	158,895	145,200

Property, plant and equipment:
Land and improvements	1,159	1,166
Buildings and improvements	19,089	19,264
Machinery and equipment	104,493	102,365
Furniture and fixtures	8,517	8,327
Construction in progress	2,599	2,186

	135,857	133,308
Less accumulated depreciation	90,573	86,212

Total property, plant and equipment	45,284	47,096

Other assets:
Finite-lived intangible assets	5,600	6,015
Deferred income taxes	59	289
Other	6,499	5,892

Total other assets	12,158	12,196

Total assets	$216,337	$204,492

Note A: The consolidated balance sheet at December 31, 2009, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements (unaudited).

HAWK CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, except share data)

	September 30	December 31
	2010	2009
	(Unaudited)	(Note A)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$33,514	$16,861
Accrued compensation	12,089	7,324
Accrued interest	1,261	3,385
Accrued taxes	4,003	345
Other accrued expenses	4,301	3,979

Total current liabilities	55,168	31,894

Long-term liabilities:
Long-term debt, net of unamortized consent payment of $980 in 2010	56,110	77,090
Deferred income taxes	2,948	2,873
Pension liabilities	1,090	2,509
Other accrued expenses	12,590	12,656

Total long-term liabilities	72,738	95,128

Shareholders’ equity
Series D preferred stock, $.01 par value; an aggregate liquidation value of $1,530, plus any unpaid dividends with 9.8% cumulative dividend (1,530 shares authorized, issued and outstanding)	1	1
Series E preferred stock, $.01 par value; 100,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $.01 par value; 75,000,000 shares authorized; 9,187,750 issued; 7,756,763 and 7,979,740 outstanding in 2010 and 2009, respectively	92	92
Class B common stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Additional paid-in capital	55,058	55,323
Retained earnings	59,597	42,011
Accumulated other comprehensive loss	(4,285)	(3,281)
Treasury stock, at cost, 1,430,987 and 1,208,010 shares in 2010 and 2009, respectively	(22,032)	(16,676)

Total shareholders’ equity	88,431	77,470

Total liabilities and shareholders’ equity	$216,337	$204,492

Note A: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. See notes to consolidated financial statements (unaudited).

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In Thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Net sales	$70,145	$43,452	$185,233	$126,814
Cost of sales	48,843	29,883	126,336	92,856

Gross profit	21,302	13,569	58,897	33,958

Operating expenses:
Selling, technical and administrative expenses	8,706	7,305	26,568	21,764
Amortization of finite-lived intangible assets	138	138	415	415

Total operating expenses	8,844	7,443	26,983	22,179

Income from operations	12,458	6,126	31,914	11,779

Interest expense	(1,426)	(2,048)	(4,945)	(6,078)
Interest income	133	125	278	394
Other income (expense), net	1,922	1,583	389	1,706

Income from continuing operations, before income taxes	13,087	5,786	27,636	7,801

Income tax provision	4,655	2,003	9,917	2,806

Income from continuing operations, after income taxes	8,432	3,783	17,719	4,995
Loss from discontinued operations, after income tax benefit of $6 and $12 for the three and nine months ended September 30, 2010 and $7 and $100 for the three and nine months ended September 30, 2009	(10)	(13)	(21)	(187)

Net income	$8,422	$3,770	$17,698	$4,808

Earnings per share:
Basic earnings per share:
Income from continuing operations, after income taxes	$1.08	$0.46	$2.25	$0.59
Discontinued operations, after income taxes	—	—	—	(0.02)

Net earnings per basic share (1)	$1.08	$0.46	$2.24	$0.57

Diluted earnings per share:
Income from continuing operations, after income taxes	$1.03	$0.45	$2.16	$0.57
Discontinued operations, after income taxes	—	—	—	(0.02)

Net earnings per diluted share	$1.03	$0.45	$2.16	$0.55

Average shares outstanding — basic	7,757	8,059	7,840	8,304

Average shares and equivalents outstanding — diluted	8,118	8,315	8,144	8,566

Income available to common shareholders	$8,385	$3,733	$17,586	$4,696

(1)	The summation to net earnings per diluted share does not mathematically calculate due to rounding.

HAWK CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30
	2010	2009
Cash flows from operating activities
Net income	$17,698	$4,808
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	21	187
Depreciation and amortization	6,363	5,988
Deferred income taxes	(430)	(337)
Amortization of discount on investments	(43)	(105)
(Gain) loss on sale or disposal of fixed assets	(28)	58
Write-off of deferred financing fees and consent payment	694	—
Share based compensation	530	756
Changes in operating assets and liabilites:
Accounts receivable	(15,433)	10,680
Inventories	(10,919)	13,010
Other assets	1,230	(780)
Accounts payable	16,760	(14,798)
Accrued expenses	6,692	(7,536)
Pension accounts, net	(448)	(3,213)
Other	273	1,447

Net cash provided by operating activities of continuing operations	22,960	10,165
Net cash used in operating activities of discontinued operations	(21)	(187)

Cash flows from investing activities
Purchases of available for sale securities	(108,736)	(108,880)
Proceeds from available for sale securities	119,452	106,000
Purchases of property, plant and equipment	(3,821)	(6,948)
Proceeds from sale of property, plant and equipment	1	—
Acquisition of business	(447)	—

Net cash provided by (used in) investing activities of continuing operations	6,449	(9,828)

Cash flows from financing activities
Payments on long-term debt	(20,000)	—
Proceeds from stock options	432	429
Payment of consent fee for senior notes indenture modification	(1,512)	—
Stock repurchase	(7,247)	(11,245)
Tax benefit from exercise of incentive stock options	664	—
Receipts from government grants	—	225
Payments of deferred financing fees	—	(340)
Payments of preferred stock dividends	(112)	(112)

Net cash used in financing activities of continuing operations	(27,775)	(11,043)
Effect of exchange rate changes on cash	(974)	723

Net cash provided by (used in) continuing operations	660	(9,983)
Net cash used in discontinued operations	(21)	(187)

Net increase (decrease) in cash and cash equivalents	639	(10,170)
Cash and cash equivalents at beginning of year	47,206	62,520

Cash and cash equivalents at end of period	$47,845	$52,350

HAWK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2010
(In Thousands, except share data)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto in the Form 10-K for Hawk Corporation (the Company or Hawk) for the year ended December 31, 2009.
Hawk Corporation, through the businesses that comprise its friction products segment, designs, engineers, manufactures and markets specialized components used in a variety of off-highway, on-highway, industrial, aircraft, agricultural and performance applications. Friction products are the replacement components used in brakes, clutches and transmissions to absorb vehicular energy and dissipate it through heat and normal mechanical wear. The Company’s revenue is generated primarily in the U.S. and Italy. The Company’s largest customer, Caterpillar Inc., represented approximately 25.8% and 15.8% of consolidated net sales in the nine month periods ended September 30, 2010 and September 30, 2009, respectively.
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the accompanying financial statements.
2. Subsequent Event
On October 14, 2010, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Carlisle Companies Incorporated (Carlisle), a publicly traded Delaware corporation and HC Corporation, a Delaware corporation and wholly-owned subsidiary of Carlisle (the Purchaser). Under the terms of the Merger Agreement, Carlisle has commenced a tender offer to purchase all of the outstanding shares of the Company’s Class A common stock at a price of $50.00 per share, net to the seller in cash, without interest, less any applicable withholding taxes, upon the terms and subject to the conditions set forth in the Offer to Purchase, dated November 1, 2010 (the Offer to Purchase) and in the related Letter of Transmittal (as amended or supplemented from time to time, the Letter of Transmittal, which together with the Offer to Purchase constitute the Offer), each of which was filed with the Securities and Exchange Commission (SEC) on November 1, 2010. The Merger Agreement provides, among other things, that following the consummation of the Offer and subject to the satisfaction and waiver of the conditions set forth in the Merger Agreement and in accordance with the relevant provisions the Delaware General Corporate Law and other applicable law, the Purchaser will merge with and into the Company, with the Company being the surviving corporation (the Merger and together with the Offer and the other transactions contemplated by the Merger Agreement, the Transaction).
The Company expects the Offer and the Merger to be completed during the fourth calendar quarter of 2010. The consummation of the Offer and Merger are subject to various closing conditions, including the tender of a majority of the shares of the Company’s Class A common stock, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary conditions. The Offer is not subject to a financing condition.
3. Recent Accounting Developments
There were no new significant accounting updates or guidance that became effective for the Company commencing with its third quarter of 2010. The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

4. Discontinued Operations
There are no remaining assets or liabilities classified as discontinued operations recorded in the Consolidated Balance Sheets at September 30, 2010 or December 31, 2009. Through September 30, 2010, the Company continues to make adjustments to amounts previously reported as discontinued operations and incur legal and professional expenses associated with the finalization of legal matters and closure of its legal presence in Mexico. This residual activity is included in the following summary of the Company’s results of discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Loss from discontinued operations, before income taxes	$(16)	$(20)	$(33)	$(287)
Income tax benefit	(6)	(7)	(12)	(100)

Loss from discontinued operations, after income taxes	$(10)	$(13)	$(21)	$(187)

5. Fair Value Measurements
The Company follows the accounting guidance for fair value measurements and disclosures for all financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis or on a non-recurring basis during the reporting period. The fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants based upon the best use of the asset or liability at the measurement date.
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
There have been no changes in the methodologies used at September 30, 2010 and December 31, 2009. Following is a description of the valuation methodologies used for assets measured at fair value as of September 30, 2010 and December 31, 2009:
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
The following tables set forth the Company’s financial assets and liabilities that were recorded at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:

September 30, 2010	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	4,976	4,976	—	—
Commercial paper	19,996	—	19,996	—
Other trading(1)
Guaranteed income fund	1,012	—	—	1,012
Mutual funds:
Growth funds (2)	1,500	1,500	—	—
Value funds (3)	697	697	—	—
Index fund (4)	140	140	—	—
International fund (5)	516	516	—	—
Fixed income fund (6)	119	119	—	—
Specialty fund — real estate (7)	112	112	—	—

Total assets at fair value	$29,068	$8,060	$19,996	$1,012

Liabilities:
Deferred compensation plan liability(1)	$4,096	$3,084	$—	$1,012

Total liabilities at fair value	$4,096	$3,084	$—	$1,012

December 31, 2009
Assets:
Money market funds	$11,172	$11,172	$—	$—
Commercial paper	34,977	—	34,977	—
Other trading(1)
Guaranteed income fund	480	—	—	480
Mutual funds	2,538	2,538	—	—

Total assets at fair value	$49,167	$13,710	$34,977	$480

Liabilities:
Deferred compensation plan liability(1)	$3,018	$2,538	$—	$480

Total liabilities at fair value	$3,018	$2,538	$—	$480

(1)	Other trading assets represent mutual fund assets held in a rabbi trust to fund deferred compensation plan liabilities and are included as a component of Other long-term assets in the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009. The deferred compensation plan liability is the Company’s liability under its deferred compensation plan and is included in Other long-term accrued expenses in the Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009.

(2)	Growth funds seek long-term growth of capital. The funds will normally invest at least 80% of its assets in common stocks of large, mid-cap or small-cap companies based on the defined focus of the fund.

(3)	Value funds seek high current income in addition to long-term capital appreciation. These accounts primarily invest in dividend-paying common and preferred stocks which are expected to provide current income and consistent, stable returns.

(4)	The index fund seeks to mirror the returns of the S&P 500 Index. The fund normally invests at least 80% of its assets in securities included in the S&P 500 according to each security’s weighting in the index.

(5)	The international fund seeks long-term capital appreciation and some current income by investing worldwide with normally at least 50% of its assets invested outside the U.S. The fund may invest in debt securities of any maturity or quality and illiquid securities. International investing presents certain unique risks not associated with domestic investments, including currency fluctuation and political and economic changes, which may result in greater share price volatility.

(6)	The fixed income fund seeks current income consistent with preservation of capital. It normally invests at least 80% of assets in bonds of which at least 60% of assets in bonds and debt securities rated “A” or better at the time of investment.

(7)	The specialty — real estate fund seeks long-term capital appreciation with current income as a secondary objective. The fund invests mainly in securities issued by real estate investment trusts and at least 80% of assets in equities issued by companies in the real estate industry.
At September 30, 2010, the fair values of the Company’s money market funds and the majority of certain other trading assets are determined based on quoted prices in active markets and have been classified as Level 1. The other trading securities are maintained for the future payments under the Company’s deferred compensation plan, which is structured as a rabbi trust. The investments are all managed by a third party and, with the exception of the guaranteed income fund whose valuation is discussed further below, valued based on the underlying fair value of each mutual fund held by the trust, for which there are active quoted markets. The related deferred compensation liabilities are valued based on the underlying investment selections held in each participant’s shadow account. Investment funds held by the rabbi trust, for which there is an active quoted market, mirror the investment options selected by participants in the deferred compensation plan. The majority of the Company’s deferred compensation liability is comprised of mutual funds and is classified as Level 1. The total net realized and unrealized gains totaled $358 and $177 for the three months ended September 30, 2010 and 2009, respectively and $196 and $474 for the nine months ended September 30, 2010 and 2009, respectively, and are included in Other income (expense), net in the Company’s Consolidated Statements of Operations. Offsetting entries to the deferred compensation liability and compensation expense within Selling, technical and administrative expenses, for the same amounts were also recorded during the nine months ended September 30, 2010, and 2009, respectively. The fair value of a guaranteed income fund maintained in the rabbi trust and reported in Other trading assets in the table above, and the related deferred compensation liability have been classified as Level 3.
At September 30, 2010 and December 31, 2009, certain of the Company’s financial assets were classified as Level 2. Those assets were initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. The pricing services use many inputs to determine value, including reportable trades, broker/dealer quotes, bids, offers, and other industry and economic events. The Company validates the prices provided by its third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, and analyzing pricing data in certain instances. Considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the fair value estimates provided herein were not necessarily indicative of the amount that the Company or its debt holders could realize in a current market exchange. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value. After completing its validation procedures, the Company did not adjust or override any fair value measurements provided by its pricing services at either September 30, 2010 or December 31, 2009.
During the period ended September 30, 2010, there were no transfers of financial assets between Level 1 and Level 2.

Level 3 — Gains and Losses
The table below sets forth a summary of changes in the fair value of the deferred compensation plan’s Level 3 assets for the nine months ended September 30, 2010:

Guaranteed
Income Fund
Balance — January 1, 2010	$480
Realized gains	—
Unrealized gains / (losses) relating to instruments still held at reporting date	—
Purchases, sales, issuances and settlements (net)	532

Balance — September 30, 2010	$1,012

Guaranteed Income Fund
The deferred compensation plan has entered into an investment contract, the Guaranteed Income Fund (fund), with Prudential Retirement Services, Inc. (Prudential). Prudential maintains the contributions to this fund in a general account, which is credited with earnings on the underlying investments and charged for participant withdrawals and administrative expenses.
The Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 presents the fund at contract value, which approximates fair value. Contract value is the amount deferred compensation plan participants would receive if they were to initiate permitted transactions under the terms of the plan. Contract value represents contributions made under the contract, plus earnings and transfers in, less participant withdrawals, administrative expenses and transfers out. Prudential is contractually obligated to repay the principal and a specified interest rate that is guaranteed to the plan. Participants may ordinarily direct the withdrawal or transfer of all or a portion of their investment at contract value. However, Prudential has the right to defer certain disbursements (excluding retirement, termination, and death or disability disbursements) or transfers from the fund when total amounts disbursed from the pool in a given calendar year exceed 10% of the total assets in that pool on January 1 of that year. The Company does not believe that any events that would limit the deferred compensation plan’s ability to transact at contract value with participants are probable of occurring.
There are no reserves against contract value for credit risk of the contract issuer or otherwise. The average annual yield and crediting interest rate of the fund was approximately 2.60% for the trailing twelve months ended September 30, 2010. The crediting interest rate is based on a formula agreed upon with Prudential, based on the yields of the underlying investments and considering factors such as projected investment earnings, the current interest environment, investment expenses, and a profit and risk component. The rate may never be less than 1.50% nor may it be reduced by more than 2.10% during any calendar year. Interest rates are declared in advance and guaranteed for six month periods.

Long-Term Financial Instruments
The carrying value and the fair value as determined by a third-party pricing service of non-current financial liabilities that qualify as financial instruments are reported in the table below:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term financial liabilities
Long-term debt (1)	$57,090	$57,090	$77,090	$76,994

(1)	Long-term debt of $56,110 as reported on the Consolidated Balance Sheet as of September 30, 2010 includes $980 of unamortized consent payments, which is accounted for as a debt valuation account.
6. Investments
The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation as of each balance sheet date. At both September 30, 2010 and December 31, 2009, the Company accounted for all of its short-term investments as available-for-sale. Available-for-sale securities are reported at fair value with unrealized holding gains and losses, net of tax, included in Accumulated other comprehensive loss in the Consolidated Balance Sheets. The amortized cost of debt securities in this category is adjusted for the amortization of any discount or premium to maturity computed under the effective interest method. Dividend and interest income, including the amortization of any discount or premium, as well as realized gains or losses, are included in Interest income in the Consolidated Statements of Operations. Both the cost of any security sold and the amount reclassified out of Accumulated other comprehensive (loss) income into earnings is based on the specific identification method.
The following is a summary of the Company’s available-for-sale securities as of September 30, 2010 and December 31, 2009, by contractual maturity dates:

	Available-for-Sale Securities
		Gross Unrealized	Gross Unrealized	Estimated Fair Value
September 30, 2010	Amortized Cost	Gains	Losses	(Net Carrying Amount)
Other debt securities — due in one year or less	$25,442	$—	$(2)	$25,440

December 31, 2009
Other debt securities — due in one year or less	$35,941	$—	$(11)	$35,930

As of September 30, 2010, there is an unrealized loss on available-for-sale securities of $2 ($1 net of tax) compared to unrealized losses on available-for-sale securities of $11 ($7 net of tax) at December 31, 2009, which were included in Accumulated other comprehensive loss in the accompanying Consolidated Balance Sheet. Unrealized gains of $10 ($6 net of tax) and unrealized losses of $106 ($68 net of tax) were reclassified out of Accumulated other comprehensive (loss) income and into earnings during the nine months ended September 30, 2010 and 2009, respectively.
At September 30, 2010, the Company had one investment with an amortized cost totaling $19,998 that was in an unrealized loss position totaling $2 and the Company determined that the gross unrealized loss on this investment is temporary in nature. The gross unrealized loss on this investment was due to changes in interest rates and, at September 30, 2010, the Company had both the intent and ability to hold this investment through its maturity date in the fourth quarter of 2010, at which time it expects to receive the full maturity value of $20,000.

7. Financing Arrangements
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
In May 2010, the Company purchased $20,000 of its outstanding senior notes in the open market. These notes have not been formally retired by the Company, but have been treated as an extinguishment of debt for accounting purposes, as the Company has been released from being the primary obligor under the liability. The Company reported a loss on extinguishment of debt of $694 comprised of a pro-rata portion of unamortized debt issuance costs and unamortized consent fees which was included in Other income (expense), net in the Consolidated Statements of Operations for the nine months ended September 30, 2010, and a commission expense of $50, which is included in Selling, technical and administrative expense in the Consolidated Statements of Operations for the nine months ended September 30, 2010. As of September 30, 2010, $980 of the consent fee remains to be amortized. After taking into account the above transactions, the remaining principal balance of senior notes outstanding as of September 30, 2010 is $57,090.
8. Transfers of Financial Assets — Accounts Receivable Factoring Programs
The Company accounts for its trade accounts receivable factoring programs as required under ASC 860, Transfers and Servicing and, effective January 1, 2010, the Company prospectively adopted the guidance under ASU No. 2009-16, Accounting for Transfers of Financial Assets.
As part of its working capital management, the Company sells certain domestic and Italian trade accounts receivable at its discretion to unrelated third-party financial institutions without recourse. Under the terms of the factoring agreements, the Company retains no rights or interest, has no obligations with respect to the sold receivables, and does not service the receivables after the sale. As such, the factoring of trade accounts receivable under these agreements is accounted for as a sale. The amount sold varies each month based on the amount of underlying receivables, the cash flow needs of the Company and limitations imposed under the terms of the Company’s credit and factoring facilities. Specifically, under the terms of Company’s domestic bank facility, the maximum amount of U.S. outstanding advances at any one time is $10,000. Under the terms of the Italian factoring agreement, the maximum available amount of the Italian-based outstanding advances is $5,601 (4,115 Euro) and $6,931 (4,750 Euro) at September 30, 2010 and 2009, respectively, which limitation is subject to change based on the level of eligible receivables and at the discretion of the third-party financial institution. The Company is not obligated to draw cash immediately upon the factoring of accounts receivable under the terms of its Italian factoring agreement, and pays an administrative fee each month over the term of the agreement based on the dollar value of receivables sold. Fees related to the Italian factoring agreement for the three and nine months ended September 30, 2010 and 2009 were $10, $34, $9 and $31, respectively, and are included in Selling, technical and administrative expenses in the Consolidated Statements of Operations.
During the nine months ended September 30, 2010 and 2009, the Company sold $28,842 and $5,499, respectively of trade accounts receivable under its factoring agreements. The sale of these receivables accelerated the collection of the Company’s cash and reduced credit exposure. The receivables sold pursuant to these factoring agreements have been recorded as a reduction of trade accounts receivable and as cash provided by operating activities in the Consolidated Statements of Cash Flows. At September 30, 2010 and December 31, 2009, the Company had $3,034 and $3,278, respectively of receivables outstanding under receivable factoring agreements, net of advances received, which are included in Accounts receivable in the Consolidated Balance Sheets. For transactions in which cash is drawn immediately, proceeds on the sale reflect the face value of the receivable less a discount. This discount is recorded as a loss in the Consolidated Statements of Operations in the period of the sale. The Company reported a loss on the sale of receivables for the three and nine months ended September 30, 2010 and 2009 of $39, $55, $0 and $0, respectively; this amount is recorded in Other income (expense), net in the Consolidated Statements of Operations.

9. Comprehensive Income
Comprehensive income is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009
Net income	$8,422	$3,770	$17,698	$4,808
Amortization of prior service cost and net loss, net of tax	336	231	644	718
Unrealized (loss) gain on available for sale securities, net of tax	(1)	8	6	(16)
Foreign currency translation gain (loss)	4,262	1,688	(1,654)	1,753

Comprehensive income	$13,019	$5,697	$16,694	$7,263

10. Stock Compensation Plan
The Company’s Amended and Restated 2000 Long Term Incentive Plan (Plan), provides for the granting of up to 1,315,000 shares of common stock of the Company in the form of stock options, restricted stock awards, stock appreciation rights (SARs) and performance-based awards. The Plan had 499,483 shares available for grants as of September 30, 2010. Options generally vest over a five year period after the grant date and expire no more than ten years after the grant date.
Stock Options
The Company recognized $120 and $205 of compensation expense for the three month periods ended September 30, 2010 and 2009, respectively and $431 and $756 for the nine month periods ended September 30, 2010 and September 30, 2009, respectively. Net cash proceeds from the exercise of stock options were $432 and $429 for the nine month periods ended September 30, 2010 and 2009, respectively, and the intrinsic value of stock options exercised was $1,897 and $329 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was $599 of total unrecognized compensation cost related to the non-vested share-based compensation arrangements under the Company’s stock compensation plans. The remaining cost is expected to be recognized over the next 1.9 years. The Company classifies its stock option expense principally in Selling, technical and administrative expenses in its Consolidated Statements of Operations.
Stock-based option activity during the nine months ended September 30, 2010, was as follows:

			Weighted Average	Aggregate
		Weighted Average	Remaining Contract	Intrinsic Value
	Options	Exercise Price	Term	(in thousands)
Options outstanding at January 1, 2010	729,179	$8.72
Granted	—	—
Exercised	(115,959)	3.74
Forfeited or expired	—	—

Options outstanding at September 30, 2010	613,220	$9.66	4.6 yrs.	$20,609

Exercisable at September 30, 2010	452,219	$7.53	3.5 yrs.	$16,164
There were no options granted during the nine months ended September 30, 2010.
The aggregate intrinsic value in the table above represents the total pre-tax difference between the $43.27 closing price of shares of common stock of the Company on September 30, 2010, over the exercise price of the stock option, multiplied by the number of options outstanding and exercisable. The aggregate intrinsic value is not recorded for financial accounting purposes and the value changes based on the daily changes in the fair market value of the Company’s shares of common stock.

Restricted Stock
On February 18, 2010, under the Plan, 10,000 shares of service-vested restricted common stock awards were issued to certain employees of the Company. These restricted stock awards vest in equal one-fifth installments on February 18, 2010, 2011, 2012, 2013, and 2014. Additionally, the Company paid the taxes due on the taxable portion of the total award on behalf of the employees. Compensation expense on these awards is being recognized from the date of grant through the end of the vesting period on a straight-line basis. The fair value of this restricted stock award was measured using the closing price of the Company’s common stock at the date of grant of $18.71 per share. The Company recorded $9 and $59 of compensation expense for the restricted stock awards for the three and nine months ended September 30, 2010, respectively, and $0 and $135 for the income tax gross-up paid on behalf of the participants for the three and nine months ended September 30, 2010, respectively, within Selling, technical, and administrative expense in its Consolidated Statement of Operations. As of September 30, 2010, there were 8,000 shares of restricted stock outstanding and unvested. As of September 30, 2010, the remaining unrecognized compensation cost related to the unvested restricted stock awards was $128, which is expected to be recognized over the remaining vesting period of 3.4 years.
The following table summarizes restricted stock activity for the nine months ended September 30, 2010:

		Grant Date
	Shares	Fair Value
Unvested balance as of January 1, 2010	—	—
Granted	10,000	$187
Vested	(2,000)	$(37)

Unvested balance as of September 30, 2010	8,000	$150

The intrinsic value of the unvested restricted shares as of September 30, 2010 was $346.
11. Shareholders’ Equity
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
On February 19, 2010, the Company’s Board of Directors approved a plan (the new plan) to repurchase up to $25,000 of its shares of Class A common stock in the open market, through privately negotiated transactions, through a trading plan satisfying the safe harbor provisions of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the Exchange Act), or otherwise in accordance with securities laws and regulations. At September 30, 2010, the provisions of the Company’s credit facility, indenture and supplemental indenture allowed the Company to purchase up to the board-approved plan amount of $25,000 of its common stock. The Company made no purchases of its common stock during the three months ended September 30, 2010. From February 19, 2010 through June 30, 2010, the Company purchased $6,930 of its common stock under the new plan.

12. Employee Benefits
A summary of the components of net periodic benefit cost of the Company’s defined benefit pension plans for the periods presented in the Consolidated Statements of Operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2010	2009	2010	2009

Components of net periodic pension cost:
Service cost	$101	$106	$312	$253
Interest cost	455	457	1,378	1,363
Expected return on plan assets	(594)	(440)	(1,786)	(1,319)
Amortization of prior service cost	60	60	180	180
Recognized net actuarial loss	174	284	534	924
Settlement expense	189	—	189	—

Net periodic pension cost of defined benefit plans	$385	$467	$807	$1,401

During the third quarter of 2010, the Company’s Canadian pension plan incurred a partial settlement of its projected benefit obligation resulting from a significant lump sum death benefit distribution. The settlement expense of $189 has been recorded as a component of Cost of sales in the 2010 Consolidated Statement of Operations.
The Company contributed $1,267 of cash in the first nine months of 2010 to fund its defined benefit pension plans for the 2009 and 2010 plan years based on revised funding requirements provided by its third party actuaries, and anticipates contributing an additional $49 in cash during the remainder of 2010 for the 2010 plan year, for total cash contributions of $1,314.
13. Income Taxes
The effective income tax rate from continuing operations for the nine months ended September 30, 2010, was 35.9%, compared to 36.0% for the nine months ended September 30, 2009. The Company’s effective rate differs from the U.S. statutory rate of 35.0% primarily as a result of the impact of non-deductible expenses on the Company’s worldwide taxes.
The total amount of unrecognized tax benefits as of September 30, 2010, was $692 (including $138 of accrued interest and penalties) the recognition of which would have had an effect of $644 on the continuing operations effective tax rate. The change in the unrecognized tax benefits from December 31, 2009 was due primarily to the Company’s settlement of its Italian tax audit, which reduced the unrecognized tax benefits by $438 (including $93 of accrued interest and penalties). The Company believes it is reasonably possible that the unrecognized tax benefit may be reduced by $259 in the next twelve months primarily for issues that lapse due to statutes.
The Company recorded an adjustment to deferred taxes for a foreign subsidiary which increased the tax provision $193 for the nine months ended September 30, 2010. The Company does not anticipate any further adjustments related to this matter.
The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company is currently not under examination for income taxes in the jurisdictions in which it files. The years 2003 — 2009 are open years available for examination by various state, local and foreign tax authorities.

14. Earnings Per Share
Basic and diluted earnings per share are computed as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Income from continuing operations, after income taxes	$8,432	$3,783	$17,719	$4,995
Less: Preferred stock dividends	37	37	112	112

Income from continuing operations, after income taxes available to common shareholders	$8,395	$3,746	$17,607	$4,883

Net income	$8,422	$3,770	$17,698	$4,808
Less: Preferred stock dividends	37	37	112	112

Net income available to common shareholders	$8,385	$3,733	$17,586	$4,696

Weighted average shares outstanding (in thousands):
Basic weighted average shares outstanding	7,757	8,059	7,840	8,304

Diluted:
Basic weighted average shares outstanding	7,757	8,059	7,840	8,304
Dilutive effect of stock options	361	256	304	262

Diluted weighted average shares outstanding	8,118	8,315	8,144	8,566

Earnings per share:
Basic earnings from continuing operations, after income taxes	$1.08	$0.46	$2.25	$0.59
Discontinued operations, after income taxes	—	—	—	(0.02)

Net earnings per basic share(1)	$1.08	$0.46	$2.24	$0.57

Diluted earnings from continuing operations, after income taxes	$1.03	$0.45	$2.16	$0.57
Discontinued operations, after income taxes	—	—	—	(0.02)

Net earnings per diluted share	$1.03	$0.45	$2.16	$0.55

(1)	The summation to net earnings per diluted share does not mathematically calculate due to rounding.
A weighted average of 0 and 7,112 options were not included in the calculation of diluted weighted shares outstanding because they were anti-dilutive for the three and nine months ended September 30, 2010, respectively. A weighted average of 228,044 and 251,044 options were not included in the calculation of diluted weighted shares outstanding because they were anti-dilutive for the three and nine months ended September 30, 2009, respectively.
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

15. Supplemental Guarantor Information
Each of the Guarantor Subsidiaries has fully and unconditionally guaranteed, on a joint and several basis, to pay principal, premium, and interest with respect to the Company’s senior notes. The Guarantor Subsidiaries are direct or indirect wholly-owned subsidiaries of the Company.
The following supplemental consolidating condensed financial statements present:
•	Consolidating condensed Balance Sheets as of September 30, 2010 and December 31, 2009, consolidating condensed Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and consolidating condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009.
•	Hawk Corporation (Parent) combined Guarantor Subsidiaries and combined Non-Guarantor Subsidiaries consisting of the Company’s subsidiaries in Italy, Canada and China with their investments in subsidiaries accounted for using the equity method.
•	Elimination entries necessary to consolidate the financial statements of the Parent and all of its subsidiaries.
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

Supplemental Consolidating Condensed
Balance Sheet

	September 30, 2010
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$24,816	$2	$23,027	$—	$47,845
Short-term investments	19,995	—	5,445	—	25,440
Accounts receivable, net	—	20,162	22,373	—	42,535
Inventories, net	—	25,126	13,242	(303)	38,065
Deferred income taxes	932	—	762	—	1,694
Other current assets	554	542	2,220	—	3,316

Total current assets	46,297	45,832	67,069	(303)	158,895
Investment in subsidiaries	75,800	—	—	(75,800)	—
Inter-company advances, net	—	2,763	(2,763)	—	—

Property, plant and equipment, net	—	33,107	12,177	—	45,284
Other assets:
Finite-lived intangible assets	—	5,600	—	—	5,600
Other	6,499	—	59	—	6,558

Total other assets	6,499	5,600	59	—	12,158

Total assets	$128,596	$87,302	$76,542	$(76,103)	$216,337

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$120	$19,086	$14,308	$—	$33,514
Accrued compensation	4,275	4,552	3,262	—	12,089
Accrued interest	1,261	—	—	—	1,261
Accrued taxes	1,770	—	2,231	2	4,003
Other accrued expenses	1,855	2,095	339	12	4,301

Total current liabilities	9,281	25,733	20,140	14	55,168
Long-term liabilities:
Long-term debt, net	56,110	—	—	—	56,110
Deferred income taxes	2,601	—	347	—	2,948
Other	4,428	5,542	3,710	—	13,680
Inter-company advances, net	(32,255)	23,812	8,760	(317)	—

Total long-term liabilities	30,884	29,354	12,817	(317)	72,738
Shareholders’ equity	88,431	32,215	43,585	(75,800)	88,431

Total liabilities and shareholders’ equity	$128,596	$87,302	$76,542	$(76,103)	$216,337

Supplemental Consolidating Condensed
Balance Sheet

	December 31, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$24,182	$11	$23,013	$—	$47,206
Short-term investments	34,977	—	953	—	35,930
Accounts receivable, net	—	12,520	15,058	—	27,578
Inventories, net	—	16,714	11,025	(244)	27,495
Deferred income taxes	511	—	794	—	1,305
Other current assets	3,704	723	1,259	—	5,686

Total current assets	63,374	29,968	52,102	(244)	145,200
Investment in subsidiaries	49,927	—	—	(49,927)	—
Inter-company advances, net	—	2,738	(2,738)	—	—

Property, plant and equipment, net	—	34,728	12,368	—	47,096
Other assets:
Finite-lived intangible assets	—	6,015	—	—	6,015
Other	5,892	—	289	—	6,181

Total other assets	5,892	6,015	289	—	12,196

Total assets	$119,193	$73,449	$62,021	$(50,171)	$204,492

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$46	$9,696	$7,119	$—	$16,861
Accrued compensation	2,455	2,599	2,270	—	7,324
Accrued interest	3,385	—	—	—	3,385
Accrued taxes	—	56	345	(56)	345
Other accrued expenses	1,804	1,870	292	13	3,979

Total current liabilities	7,690	14,221	10,026	(43)	31,894
Long-term liabilities:
Long-term debt	77,090	—	—	—	77,090
Deferred income taxes	2,508	—	365	—	2,873
Other	4,499	6,534	4,132	—	15,165
Inter-company advances, net	(50,064)	42,346	7,919	(201)	—

Total long-term liabilities	34,033	48,880	12,416	(201)	95,128
Shareholders’ equity	77,470	10,348	39,579	(49,927)	77,470

Total liabilities and shareholders’ equity	$119,193	$73,449	$62,021	$(50,171)	$204,492

Supplemental Consolidating Condensed
Statement of Operations

	Three Months Ended September 30, 2010
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net sales	$—	$49,183	$22,951	$(1,989)	$70,145
Cost of sales	—	32,283	18,549	(1,989)	48,843

Gross profit	—	16,900	4,402	—	21,302
Operating expenses:
Selling, technical and administrative expenses	—	7,043	1,663	—	8,706
Amortization of intangibles	—	138	—	—	138

Total operating expenses	—	7,181	1,663	—	8,844

Income from operations	—	9,719	2,739	—	12,458
Interest (expense) income, net	—	(1,395)	102	—	(1,293)
Income from equity investee	8,422	2,117	—	(10,539)	—
Other income (expense), net	—	1,820	102	—	1,922

Income from continuing operations, before income taxes	8,422	12,261	2,943	(10,539)	13,087
Income tax provision	—	3,829	826	—	4,655

Income from continuing operations, after income taxes	8,422	8,432	2,117	(10,539)	8,432
Income from discontinued operations, after income taxes	—	(10)	—	—	(10)

Net income	$8,422	$8,422	$2,117	$(10,539)	$8,422

Supplemental Consolidating Condensed
Statement of Operations

	Three Months Ended September 30, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net sales	$—	$31,399	$12,894	$(841)	$43,452
Cost of sales	—	19,806	10,918	(841)	29,883

Gross profit	—	11,593	1,976	—	13,569
Operating expenses:
Selling, technical and administrative expenses	—	6,132	1,173	—	7,305
Amortization of intangibles	—	138	—	—	138

Total operating expenses	—	6,270	1,173	—	7,443

Income from operations	—	5,323	803	—	6,126
Interest (expense) income, net	—	(1,969)	46	—	(1,923)
Income from equity investee	3,770	491	—	(4,261)	—
Other income (expense), net	—	1,701	(118)	—	1,583

Income from continuing operations, before income taxes	3,770	5,546	731	(4,261)	5,786
Income tax provision	—	1,763	240	—	2,003

Income from continuing operations, after income taxes	3,770	3,783	491	(4,261)	3,783
Loss from discontinued operations, after income tax benefit	—	(13)	—	—	(13)

Net income	$3,770	$3,770	$491	$(4,261)	$3,770

Supplemental Consolidating Condensed
Statement of Operations

	Nine Months Ended September 30, 2010
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net sales	$—	$127,272	$62,706	$(4,745)	$185,233
Cost of sales	—	81,545	49,536	(4,745)	126,336

Gross profit	—	45,727	13,170	—	58,897
Operating expenses:
Selling, technical and administrative expenses	—	21,699	4,869	—	26,568
Amortization of intangibles	—	415	—	—	415

Total operating expenses	—	22,114	4,869	—	26,983

Income from operations	—	23,613	8,301	—	31,914
Interest (expense) income, net	—	(4,874)	207	—	(4,667)
Income from equity investee	17,698	5,483	—	(23,181)	—
Other income (expense), net	—	388	1	—	389

Income from continuing operations, before income taxes	17,698	24,610	8,509	(23,181)	27,636
Income tax provision	—	6,891	3,026	—	9,917

Income from continuing operations, after income taxes	17,698	17,719	5,483	(23,181)	17,719
Loss from discontinued operations, after income tax benefit	—	(21)	—	—	(21)

Net income	$17,698	$17,698	$5,483	$(23,181)	$17,698

Supplemental Consolidating Condensed
Statement of Operations

	Nine Months Ended September 30, 2009
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net sales	$—	$92,558	$36,423	$(2,167)	$126,814
Cost of sales	—	60,998	34,025	(2,167)	92,856

Gross profit	—	31,560	2,398	—	33,958
Operating expenses:
Selling, technical and administrative expenses	—	18,258	3,506	—	21,764
Amortization of intangibles	—	415	—	—	415

Total operating expenses	—	18,673	3,506	—	22,179

Income (loss) from operations	—	12,887	(1,108)	—	11,779
Interest (expense) income, net	—	(5,884)	200	—	(5,684)
Income (loss) from equity investee	4,808	(1,389)	—	(3,419)	—
Other income (expense), net	—	2,039	(333)	—	1,706

Income (loss) from continuing operations, before income taxes	4,808	7,653	(1,241)	(3,419)	7,801
Income tax provision (benefit)	—	2,658	148	—	2,806

Income (loss) from continuing operations, after income taxes	4,808	4,995	(1,389)	(3,419)	4,995
Loss from discontinued operations, after income tax benefit	—	(187)	—	—	(187)

Net income (loss)	$4,808	$4,808	$(1,389)	$(3,419)	$4,808

Supplemental Consolidating Condensed
Cash Flows Statement

	Nine Months Ended September 30, 2010
			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(dollars in thousands)
Net cash provided by operating activities of continuing operations	$13,376	$1,941	$7,643	$—	$22,960
Net cash used in operating activities of discontinued operations	—	(21)	—	—	(21)
Cash flows from investing activities:
Purchases of available for sale securities	(103,466)	—	(5,270)	—	(108,736)
Proceeds from available for sale securities	118,499	—	953	—	119,452
Purchases of property, plant and equipment	—	(1,929)	(1,892)	—	(3,821)
Proceeds from sales of property, plant and equipment			1		1
Acquisition of business	—	—	(447)		(447)

Net cash provided by (used in) investing activities of continuing operations	15,033	(1,929)	(6,655)	—	6,449
Cash flows from financing activities:
Payments on long-term debt	(20,000)				(20,000)
Proceeds from stock options	432	—	—	—	432
Stock repurchase	(7,247)	—	—	—	(7,247)
Payment of consent fee for senior notes indenture modification	(1,512)	—	—	—	(1,512)
Tax benefit from exercise of incentive stock options	664	—	—	—	664
Payments of preferred stock dividend	(112)	—	—	—	(112)

Net cash used in financing activities of continuing operations	(27,775)	—	—	—	(27,775)
Effect of exchange rate changes on cash	—	—	(974)	—	(974)

Net cash provided by (used in) continuing operations	634	12	14	—	660
Net cash used by discontinued operations	—	(21)	—	—	(21)

Net increase (decrease) in cash and cash equivalents	634	(9)	14	—	639
Cash and cash equivalents at beginning of period	24,182	11	23,013	—	47,206

Cash and cash equivalents at end of period	$24,816	$2	$23,027	$—	$47,845

Supplemental Consolidating Condensed
Cash Flows Statement

	Nine Months Ended September 30, 2009
			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities of continuing operations	$159	$6,093	$3,913	$—	$10,165
Net cash used in operating activities of discontinued operations	—	(187)	—	—	(187)
Cash flows from investing activities:
Purchases of available for sale securities	(108,880)	—	—	—	(108,880)
Proceeds from available for sale securities	106,000	—	—	—	106,000
Purchases of property, plant and equipment	—	(6,152)	(796)	—	(6,948)

Net cash used in investing activities of continuing operations	(2,880)	(6,152)	(796)	—	(9,828)
Cash flows from financing activities:
Proceeds from stock options	429	—	—	—	429
Stock repurchase	(11,245)	—	—	—	(11,245)
Receipts from government grants	—	225			225
Payments of deferred financing fees	(340)	—	—	—	(340)
Payments of preferred stock dividend	(112)	—	—	—	(112)

Net cash (used in) provided by financing activities of continuing operations	(11,268)	225	—	—	(11,043)
Effect of exchange rate changes on cash	—	—	723	—	723

Net cash (used in) provided by continuing operations	(13,989)	166	3,840	—	(9,983)
Net cash used in discontinued operations	—	(187)	—	—	(187)

Net (decrease) increase in cash and cash equivalents	(13,989)	(21)	3,840	—	(10,170)
Cash and cash equivalents at beginning of period	45,241	32	17,247	—	62,520

Cash and cash equivalents at end of period	$31,252	$11	$21,087	$—	$52,350

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS
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
Unless otherwise stated, all forward-looking information contained in this Management’s Discussion and Analysis of Financial Position and Results of Operations does not take into account or give any effect to the impact of our potential merger with Carlisle.
Recent Event
•	On October 14, 2010, we entered into the Merger Agreement with Carlisle and the Purchaser. Under the terms of the Merger Agreement, Carlisle commenced a tender offer to purchase all of the outstanding shares of our Class A common stock at a price of $50.00 per share, net to the seller in cash, without interest, less any applicable withholding taxes upon the terms and subject to the conditions set forth in the Offer to Purchase dated November 1, 2010, and in the related Letter of Transmittal, each of which was filed with the SEC on November 1, 2010. The Merger Agreement provides, among other things, that following the consummation of the Offer and subject to the satisfaction and waiver of the conditions set forth in the Merger Agreement and in accordance with the relevant provisions of the Delaware General Corporate Law and other applicable law, the Purchaser will merge with and into Hawk, with Hawk being the surviving corporation.
•	We expect the Offer and the Merger to be completed during the fourth calendar quarter of 2010. The consummation of the Offer and Merger are subject to various closing conditions, including the tender of a majority of the shares of our Class A common stock, the expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary conditions. The Offer is not subject to a financing condition.
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
We review our financial reporting and disclosure practices and accounting policies quarterly to ensure that they provide accurate and transparent information relative to the current economic and business environment. We base our estimates and assumptions on historical experience and other factors that we consider relevant. If these estimates differ materially from actual results, the impact on our consolidated financial statements may be material. However, historically our estimates have not been materially different from actual results. During the third quarter of 2010, there have been no significant changes to the critical accounting policies that we disclosed in Management’s Discussion and Analysis of Financial Position and Results of Operations on our 2009 Form 10-K filed with the Securities and Exchange Commission (SEC) on March 10, 2010.
Recent Accounting Pronouncements
There were no new significant accounting updates or guidance that became effective for us commencing with our third quarter of 2010. We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.
However, during the third quarter of 2010, the Financial Accounting Standards Board (FASB) issued certain proposed Accounting Standards Updates (ASU) that we anticipate will have an impact on our future financial position, results of operations, cash flows and disclosures, the most significant of which is the FASB’s August 17, 2010 exposure draft on lease accounting. For operating lessees like us, the proposal effectively eliminates off-balance sheet accounting for all leases. The exposure draft eliminates the concepts of capital and operating leases in current standards and would require all leased assets and lease obligations to be recognized in financial statements. Expense recognition will be accelerated because straight-line rent expense will be replaced by amortization and interest expense. Comments on the proposed standard are due by December 15, 2010, and there is currently no specified effective date for the proposal. We are currently in the process of identifying the anticipated impact of this proposed ASU on our future financial position, results of operations, cash flows and disclosures.

The FASB also issued a revised exposure draft on loss contingency disclosures with a focus on providing financial statement users with factual information about loss contingencies. The proposal would (1) expand the scope of loss contingencies subject to disclosure to include certain remote contingencies; (2) increase the quantitative and qualitative disclosures entities must provide to enable users to assess the “nature, potential magnitude and potential timing (if known)” of loss contingencies; and (3) for public entities, require a tabular reconciliation for changes in amounts recognized for loss contingencies. Comments on the proposed ASU were due by September 20, 2010, and there is currently no specified effective date for the proposal. We are currently in the process of determining the anticipated impact of this proposed standard on our future disclosures.
Third Quarter of 2010 Compared to the Third Quarter of 2009
The following tables show our net sales by principal market and geographic location for the three months ended September 30, 2010 and 2009:
Sales by Principal Markets
Three Months Ended September 30

	% of Sales
Market	2010	2009
Construction and Mining	50.4%	34.1%
Aircraft and Defense	16.6%	28.5%
Agriculture	11.1%	14.5%
Truck	8.4%	9.7%
Performance Friction	5.1%	7.6%
Specialty Friction	4.5%	3.4%
Alternative Energy	3.9%	2.2%

Total	100.0%	100.0%

Sales by Geographic Location of our Manufacturing Facilities
Three Months Ended September 30

	% of Sales
Location	2010	2009
United States	71.8%	73.3%
Italy	22.5%	22.4%
Other foreign	5.7%	4.3%

Total	100.0%	100.0%

The following table summarizes our results of operations for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30
		% of		% of
	2010	Sales	2009	Sales
	(dollars in millions)
Net sales	$70.1	100.0%	$43.5	100.0%
Cost of sales	$48.8	69.6%	$29.9	68.7%

Gross profit	$21.3	30.4%	$13.6	31.3%

Selling, technical and administrative expenses	$8.7	12.4%	$7.3	16.8%
Income from operations	$12.5	17.8%	$6.1	14.0%
Interest expense	$(1.4)	-2.0%	$(2.0)	-4.6%
Interest income	$0.1	0.1%	$0.1	0.2%
Other income (expense), net	$1.9	2.7%	$1.6	3.7%
Income tax provision	$4.7	6.7%	$2.0	4.6%

Income from continuing operations, after income taxes	$8.4	12.0%	$3.8	8.7%
Discontinued operations, net of tax	$—	0.0%	$—	0.0%

Net income	$8.4	12.0%	$3.8	8.7%
Net Sales. Our net sales for the third quarter of 2010 were $70.1 million, an increase of $26.6 million, or 61.1%, from the same period in 2009. Sales increases during the period resulted primarily from volume increases to customers in our construction and mining and truck end-markets and new product introductions. Of our total sales increase of 61.1% in the third quarter of 2010, volume represented approximately 65.7 of the total percentage point increase. Offsetting the favorable impact of volume, foreign exchange and pricing negatively impacted the total sales increase by approximately 3.1 and 1.5 percentage points, respectively.
Our sales to the construction and mining market, our largest, were up 138.9% in the third quarter of 2010 compared to the third quarter of 2009, as a result of increased activity primarily in the mining market as customers experienced business expansion. Sales to our agriculture market were up 22.9% in the third quarter of 2010 compared to the third quarter of 2009, primarily as a result of improved market conditions, especially in Europe. Sales to our truck market increased 39.7% in the third quarter of 2010 compared to the third quarter of 2009, due to increased freight volumes being shipped with existing vehicles and the impact of new truck builds. Sales in our friction direct aftermarket that we service through our VelveTouch® and Hawk Performance® brand names increased 16.9% in the third quarter of 2010 compared to the third quarter of 2009. Although a small percentage of our total net sales, sales to the alternative energy market were up 187.3% in the third quarter of 2010 compared to the third quarter of 2009 as shipments of units in this product line continued to increase. Our aircraft and defense markets were down 5.9% in the third quarter of 2010 compared to the third quarter of 2009, as one of our primary defense customers realigned its inventory purchase levels with its current stock position, partially offset by an increase in our aircraft market.
Net sales from our foreign facilities represented 28.2% of our total net sales in the third quarter of 2010 compared to 26.7% for the comparable period of 2009. The increase in our foreign facility revenues as a percent of total revenues was due primarily to the improvements in the end markets that we serve in Europe and Asia. Sales at our Italian operation, on a local currency basis, were up 80.3% in the third quarter of 2010 compared to the third quarter of 2009, and sales at our Chinese operation, on a local currency basis, were up 139.2% in the third quarter of 2010, primarily due to improvements in the construction and agriculture markets served by those facilities.
Cost of Sales. Cost of sales was $48.8 million in the third quarter of 2010, an increase of $18.9 million, or 63.2%, compared to cost of sales of $29.9 million in the third quarter of 2009. As a percent of sales, our cost of sales represented 69.6% of our net sales in the third quarter of 2010 compared to 68.7% of net sales in the third quarter of 2009. The increase in our cost of sales percentage was driven primarily by a less favorable product mix and increased labor costs compared to the third quarter of 2009. Of our total cost of sales increase of 63.2% in 2010, the impact of our increased sales volumes represented 60.3 percentage points and the unfavorable shift in product mix represented 16.3 percentage points. Offsetting these increases, our higher absorption of manufacturing overhead and overall cost improvements and the effect of foreign exchange favorably impacted the total cost of sales increase by 9.8 and 3.6 percentage points, respectively.

Selling, Technical and Administrative Expenses. Selling, technical and administrative (ST&A) expenses increased $1.4 million, or 19.2%, to $8.7 million in the third quarter of 2010 from $7.3 million during the third quarter of 2009. As a percentage of net sales, ST&A was 12.4% in the third quarter of 2010 compared to 16.8% in the third quarter of 2009 as we continued our successful efforts to control discretionary spending, which has not increased at a rate proportional to our rapid sales volume increase. During the third quarter of 2010, we incurred $0.7 million of costs related to our pursuit of strategic alternatives, including our proposed merger transaction, with no comparable costs in 2009, representing 10.1 percentage points of the total increase. Wages and benefits have increased approximately $0.4 million, or 5.3 percentage points, resulting primarily from the impact of 2010 salary increases and the reinstitution of our defined contribution plan company match (which had been suspended from the third quarter of 2009 through the first quarter of 2010) and accruals for our anticipated 2010 profit sharing contribution into our defined contribution plan ($0 in 2009). Incentive compensation expense was $1.0 million in the third quarter of 2010 compared to $0.7 million in the third quarter of 2009, an increase of $0.3 million representing 4.3 percentage points of the total increase.
We spent $1.3 million, or 1.9% of our net sales, on product research and development in the third quarter of 2010, compared to $1.2 million or 2.8%, of our net sales for the third quarter of 2009.
Interest Expense. Interest expense decreased to $1.4 million in the third quarter of 2010 from $2.0 million in the third quarter of 2009 due to our aggregate purchases of $30.0 million of our senior notes on the open market between November 2009 and May 2010, which reduced our fixed interest expenses for 2010 as compared to 2009. These repurchased notes are being held by us in treasury. We did not have any borrowings under our variable rate domestic or Italian bank facilities in the third quarters of 2010 or 2009. Included as a component of Interest expense in our Consolidated Statements of Operations is the amortization of deferred financing costs for both 2010 and 2009 and the amortization of a consent payment related to our senior notes amendment in February 2010 for the three months ended September 30, 2010.
Interest Income. We invested our excess cash in various short-term interest bearing investments. Interest income was $0.1 million in the third quarter of both 2010 and 2009.
Other Income (Expense), Net. We reported other income of $1.9 million in the third quarter of 2010 compared to $1.6 million of income in the third quarter of 2009. The components of Other income (expense), net for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30
	2010	2009
	(dollars in millions)
Components of Other income (expense), net
Net realized and unrealized trading gains	$0.4	$0.2
Foreign currency transaction gains (losses)	0.1	(0.1)
Joint project cancellation payment	1.5	1.5
Other	(0.1)	—

Total Other income (expense), net	$1.9	$1.6

Income Taxes. We recorded a tax provision from our continuing operations of $4.7 million for the quarter ended September 30, 2010, compared to a tax provision of $2.0 million in the third quarter of 2009. Our effective rate of 35.6% in the third quarter of 2010 differs from the current U.S. statutory rate of 35.0% primarily as a result of the impact of non-deductible expenses on our worldwide taxes.

First Nine Months of 2010 Compared to the First Nine Months of 2009
The following tables show our net sales by market segment and geographic location for the nine months ended September 30, 2010 and 2009:
Sales by Principal Market
Nine Months Ended September 30

	% of Sales
Market	2010	2009
Construction and Mining	48.3%	34.5%
Aircraft and Defense	16.6%	28.5%
Agriculture	12.9%	14.6%
Truck	9.0%	9.5%
Performance Friction	5.7%	7.4%
Specialty Friction	4.0%	4.0%
Alternative Energy	3.5%	1.5%

Total	100.0%	100.0%

Sales by Geographic Location of our Manufacturing Facilities
Nine Months Ended September 30

	% of Sales
Location	2010	2009
United States	70.1%	73.5%
Italy	24.5%	22.3%
Other foreign	5.4%	4.2%

Total	100.0%	100.0%

The following table summarizes our results of operations for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30
		% of		% of
	2010	Sales	2009	Sales
	(dollars in millions)
Net sales	$185.2	100.0%	$126.8	100.0%
Cost of sales	$126.3	68.2%	$92.9	73.3%

Gross profit	$58.9	31.8%	$34.0	26.8%

Selling, technical and administrative expenses	$26.6	14.4%	$21.8	17.2%
Income from operations	$31.9	17.2%	$11.8	9.3%
Interest expense	$(4.9)	-2.6%	$(6.1)	-4.8%
Interest income	$0.3	0.2%	$0.4	0.3%
Other income (expense), net	$0.4	0.2%	$1.7	1.3%
Income tax provision	$9.9	5.3%	$2.8	2.2%

Income from continuing operations, after income taxes	$17.7	9.6%	$5.0	3.9%
Discontinued operations, net of tax	$—	0.0%	$(0.2)	-0.2%

Net income	$17.7	9.6%	$4.8	3.8%

Net Sales. Our net sales for the first nine months of 2010 were $185.2 million, an increase of $58.4 million or 46.1% from the same period in 2009. Sales increases during the period resulted primarily from the overall economic improvement in most of our end-markets as customers started the reordering process and shipments increased in response to increasing orders and production. Of our total sales increase of 46.1% in the first nine months of 2010, volume represented approximately 50.7 of the total percentage point increase, and pricing decreases and the impact of foreign exchange accounted for a reduction of approximately 2.4 and 2.2 to the total percentage point change, respectively.
Our sales to the construction and mining market, our largest, were up 104.2% in the first nine months of 2010 compared to 2009, primarily as a result of inventory replenishment through the first six months of 2010, and new product introductions and an expansion of business activity throughout the entire nine month period. Sales to our agriculture market were up 29.3% in the first nine months of 2010 compared to 2009, primarily as a result of improved market conditions, especially in Europe. Sales to our heavy truck market increased 37.6% during the first nine months of 2010 compared to the first nine months of 2009, due to increased freight volumes being shipped with existing vehicles and new truck builds. Sales in our friction direct aftermarket that we service through our VelveTouch® and Hawk Performance® brand names increased 13.8% in the first nine months of 2010 compared to the first nine months of 2009. Although a small percentage of our total net sales, sales to the alternative energy market were up 264.5% in the first nine months of 2010 compared to the first nine months of 2009 as shipments of units in this product line continued to increase. Our aggregate aircraft and defense markets were down 14.9% in the first nine months of 2010 compared to the first nine months of 2009 as one of our primary defense customers realigned its inventory purchase levels with its current stock position, partially offset by an increase in aircraft demand.
Net sales from our foreign facilities represented 29.9% of our total net sales in the first nine months of 2010 compared to 26.5% for the comparable period of 2009. The increase in our foreign facility revenues as a percent of total revenue was due primarily to improvements in the end markets that we serve in Europe and Asia. Sales at our Italian operation, on a local currency basis, were up 67.1% in the first nine months of 2010, compared to the first nine months of 2009, and sales at our Chinese operation, on a local currency basis, were up 132.9% during the same period, primarily due to improvements in the construction and agriculture markets served by those facilities.
Cost of Sales. Cost of sales was $126.3 million during the first nine months of 2010, an increase of $33.4 million, or 36.0%, compared to cost of sales of $92.9 million in the first nine months of 2009. As a percent of sales, our cost of sales represented 68.2% of our net sales in the first nine months of 2010 compared to 73.3% of net sales in the comparable period of 2009. The improvement in our cost of sales percentage was driven by primarily by the positive impact that higher production volumes had on our absorption of manufacturing costs, and by overall cost improvements, offset somewhat by a less favorable product mix than in 2009 and increased labor costs. Of our total cost of sales increase of 36.0% in 2010, increased sales and production volumes represented 43.2 percentage points and an unfavorable shift in product mix represented 13.7 percentage points. Offsetting these components, our higher absorption of manufacturing overhead and overall cost improvements and the effect of foreign exchange favorably impacted the total cost of sales increase by 18.8 and 2.1 percentage points, respectively.
Selling, Technical and Administrative Expenses. ST&A expenses increased $4.8 million, or 22.0%, to $26.6 million in 2010 from $21.8 million during 2009. As a percentage of net sales, ST&A was 14.4% in 2010 compared to 17.2% in 2009 as we continued our successful efforts to control discretionary spending, which has not increased at a rate proportional to our rapid sales volume increase. During the first nine months of 2010, we incurred $0.9 million of costs related to our pursuit of strategic alternatives, including our proposed merger transaction, with no comparable costs in 2009. In addition, incentive compensation expense was $5.0 million in 2010 compared to $1.3 million in 2009, an increase of $3.7 million representing 17.3 percentage points of the total increase.
We spent $3.7 million and $3.6 million on product research and development in the first nine months of 2010 and 2009, or 2.0% and 2.8% of our net sales, respectively.
Interest Expense. Interest expense decreased to $4.9 million in the first nine months of 2010 compared to $6.1 million in the first nine months of 2009 due to our purchase of an aggregate of $30.0 million of our senior notes in the open market between November 2009 and May 2010, which reduced our fixed interest expense for 2010 as compared to 2009. These notes are being held by us in treasury. We did not have any borrowings under our variable rate domestic or Italian bank facilities in the first nine months of 2010 or 2009. Included as a component of Interest expense in our Consolidated Statements of Operations is the amortization of deferred financing fees for both 2010 and 2009 and the amortization of a consent payment related to our senior notes amendment in February 2010 for the nine month period ended September 30, 2010.

Interest Income. We invested our excess cash in various short-term interest bearing investments. Interest income was $0.3 million in the first nine months of 2010 compared to $0.4 million during the first nine months of 2009. The decrease was the result of lower invested cash balances during the period ended September 30, 2010 compared to the nine months ended September 30, 2009. Effective interest rates remain at historically low levels in all periods presented.
Other Income (Expense), Net. We reported other income of $0.4 million in the first nine months of 2010 compared to $1.7 million of income in the first nine months of 2009. The components of Other income (expense), net for the nine months ended September 30, 2010 and 2009 are as follows:

	Nine Months Ended September 30
	2010	2009
	(dollars in millions)
Components of Other income (expense), net
Net realized and unrealized trading gains	$0.2	$0.5
Foreign currency transaction losses	—	(0.3)
Senior notes consent solicitation third-party expenses	(0.6)	—
Write off of deferred financing fees and consent payment	(0.7)	—
Joint project cancellation payment	1.5	1.5

Total Other income (expense), net	$0.4	$1.7

Income Taxes. We recorded a tax provision from our continuing operations of $9.9 million for the nine months ended September 30, 2010, compared to a tax provision of $2.8 million in the comparable period of 2009. Our effective rate of 36.2% in the nine months ended September 30, 2010 differs from the current U.S. statutory rate of 35.0% primarily as a result of the impact of non-deductible expenses on our worldwide taxes. Our worldwide provision for income taxes is based on annual tax rates for the year applied to all sources of income.
Discontinued Operations. The loss from discontinued operations, after income taxes of $0.2 million for the nine months ended September 30, 2009 consists primarily of adjustments to amounts previously reported in discontinued operations and related legal and professional expenses.
Liquidity, Capital Resources and Cash Flows
Our primary liquidity requirements are for capital expenditures, for funding our day-to-day working capital requirements and to pay interest on our indebtedness. Our access to capital resources that provide liquidity has not been affected by the recent volatility in the global credit markets. We are not aware of any material trend, event or capital commitment which would potentially adversely affect our liquidity. To date, we have not been materially adversely affected by customer, supplier or subcontractor credit problems or bankruptcies. We continue to monitor and take measures to limit our credit exposure. Based on current business operations and economic conditions, we believe that our net cash and short-term investment position, coupled with our availability under our bank facilities and factoring programs, will continue to be sufficient to support our operations and internal growth needs, to pay interest on our indebtedness and to fund anticipated capital expenditures in the near-term.

The following selected measures of liquidity, capital resources and cash flows outline various metrics that are reviewed by our management and are provided to our shareholders to enhance the understanding of our business:

	September 30, 2010	December 31, 2009
	(dollars in millions)
LIQUIDITY
Cash and cash equivalents	$47.8	$47.2
Short-term investments	$25.4	$35.9
Working capital (1)	$103.7	$113.3
Current ratio (2)	2.9 to 1.0	4.6 to 1.0
Net debt as a % of capitalization (3) (4)	N/A	N/A
Average number of days sales in accounts receivable	67 days	58 days
Average number of days sales in inventory	88 days	80 days

	Nine Months Ended September 30
	2010	2009
	(dollars in millions)
CASH FLOWS
Cash provided by operating activities of continuing operations	$23.0	$10.1
Cash provided by (used in) investing activities of continuing operations	6.4	(9.8)
Cash used in financing activities of continuing operations	(27.8)	(11.0)
Effect of exchange rates on cash	(1.0)	0.7
Cash (used in) provided by discontinued operations	—	(0.2)

Net increase (decrease) in cash and cash equivalents	$0.6	$(10.2)

(1)	Working capital is defined as total current assets minus total current liabilities.

(2)	Current ratio is defined as total current assets divided by total current liabilities.

(3)	Net debt is defined as gross long-term debt, including current portion, and short-term borrowings, less cash and short-term investments. Capitalization is defined as net debt plus shareholders’ equity.

(4)	We have zero net debt at September 30, 2010 and December 31, 2009 because our cash, cash equivalents and short-term investments were $16.2 million and $6.0 million greater than gross total debt, respectively.
Cash and cash equivalents increased $0.6 million to $47.8 million as of September 30, 2010, from $47.2 million at December 31, 2009. Short-term investments decreased $10.5 million at September 30, 2010 from the December 31, 2009 balance. The primary drivers of the combined decrease in aggregate cash and equivalents and short-term investments in 2010 was our purchase of $20.0 million of our senior notes in open market transactions in May of 2010 and our repurchase of $7.2 million of our common stock in the nine month period ended September 30, 2010, which decreases were offset in part by our positive cash generated by our operating activities.
In assessing liquidity, we review certain working capital measurements. At September 30, 2010, our working capital was $103.7 million, a decrease of $9.6 million from December 31, 2009. The decrease in working capital in 2010 was primarily due to a decrease in our overall cash and equivalents and short-term investments position experienced during the period for the reasons noted in the prior paragraph. Our accounts receivable and inventory levels are evaluated through the computation of days sales outstanding and inventory turnover. Days sales in accounts receivable was 67 days at September 30, 2010, compared to 58 days at December 31, 2009, primarily due to our overall increase in sales volumes in 2010 compared to the fourth quarter of 2009, including increases at our Italian facility, which extends longer credit terms to its customers, which is customary in the European market. We have not experienced any significant change in accounts receivable collectability, and continue to monitor the financial condition of our major customers. As part of our working capital management in an effort to accelerate our cash flows and reduce our credit exposure to certain customers, we sell certain trade accounts receivable to third party financial institutions on a non-recourse basis pursuant to factoring agreements. The amount sold varies each month based on the amount of underlying receivables and the cash flow needs of the Company.
Days sales in inventory was 88 days at September 30, 2010, compared to 80 days at December 31, 2009, primarily resulting from increased inventory levels to support our higher customer demand and sales volumes. We continue to focus on optimizing overall inventory at levels sufficient to meet current customer demands.

At September 30, 2010, our current ratio was 2.9, a decrease from the current ratio of 4.6 at December 31, 2009. The reduction in the current ratio in 2010 was due primarily to the overall reduction of our combined cash and investment balances due primarily to the purchase of our senior notes and common stock as noted above, and the increase in accounts payable resulting from increased spending levels for inventory and expense items to levels commensurate with our increased current business demands.
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
Cash provided by our operating activities from continuing operations in 2010 was $23.0 million, compared to cash provided by operating activities of $10.1 million in 2009. The increase was primarily due to $12.9 million higher net income in the first nine months of 2010 compared to the corresponding period in 2009. In addition, we experienced higher levels of sales in 2010 compared to the same period in 2009 due to the impact of the economic recovery, which necessitated increased purchases of inventories and service supplies, resulting in higher accounts payable at September 30, 2010, generating positive cash flows of $16.8 million in the period. Offsetting this source of operating cash flows were increased levels of accounts receivable and inventory, which used operating cash during the period.
Investing Activities
Our investing activities from continuing operations provided $6.4 million in the nine months ended September 30, 2010 compared to using $9.8 million in the nine months ended September 30, 2009. Net short-term investment purchases and sales through the third quarter of 2010 provided cash of $10.7 million compared to using cash of $2.9 million in the 2009 period.
During the first quarter of 2010, our Chinese facility utilized cash of $0.5 million to acquire a former key supplier.
We used $3.8 million and $6.9 million for the purchase of property, plant and equipment in the nine months ended September 30, 2010 and 2009, respectively. The principal sources of financing for these capital expenditures were existing cash and internally generated funds. We anticipate capital expenditures in 2010 in the range of $6.0 million to $8.0 million. Our management critically evaluates all proposed capital expenditures and requires that each project maximizes shareholders’ value, and in doing so supports our business needs and long-term strategic plans.
Financing Activities
Cash used in financing activities was $27.8 million and $11.0 million in 2010 and 2009, respectively.
During the first quarter of 2010, we solicited consents from holders of our non-affiliated senior notes to amend the indenture governing our senior notes to permit an extension of our stock repurchase program. In connection with this consent solicitation, we paid a $1.5 million fee to consenting senior note holders, which is being amortized to interest expense over the remaining life of our senior notes. We used $7.2 million and $11.2 million to repurchase shares of our common stock pursuant to our stock repurchase programs in the nine month periods ended September 30, 2010 and 2009, respectively. At September 30, 2010, the approximate dollar value of shares that may be purchased under our stock repurchase program was $18.1 million.
During the second quarter of 2010, we purchased $20.0 million of senior notes in open market transactions.
We received cash proceeds from the exercise of stock options of $0.4 million in both 2010 and 2009, respectively. Also during 2010, we recognized a tax benefit from the exercise of incentive stock options of $0.7 million.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements other than operating leases for certain of our facilities and certain equipment and letters of credit.
Contractual Obligations and Other Commercial Commitments
In May 2010, the Company purchased $20.0 million of its senior notes in open market purchases. The remaining principal balance outstanding is $57.1 million as of September 30, 2010. Annual interest accrues at 8 3/4% per annum, or $5.0 million per year, which is paid semi-annually on January 1 and July 1.
We had no outstanding borrowings under our domestic or Italian bank facilities at September 30, 2010 or December 31, 2009.
At September 30, 2010, we had issued stand-by letters of credit totaling $0.5 million under our letter of credit sub-facility. This compares to $0.9 million of issued stand-by letters of credit at December 31, 2009.
Our liability for deferred compensation plan distributions has increased to $4.1 million at September 30, 2010 compared to $3.0 million at December 31, 2009, primarily resulting from 2010 discretionary Company contributions, employee deferrals and favorable market performance by the investment selections held in each participant’s shadow account.
There have been no other material changes to the Contractual Obligations and Other Commercial Commitments table presented in our Annual Report on Form 10-K for the year ended December 31, 2009. The table excludes our liability for unrecognized tax benefits, which totaled $0.7 million at September 30, 2010 and $1.2 million at December 31, 2009, since we cannot predict with reasonable reliability the timing of cash settlements with the respective taxing authorities.
Debt
The following table summarizes the components of our indebtedness:

	September 30	December 31
	2010	2009
	(dollars in millions)
Senior notes	$57.1	$77.1
Unamortized consent payment	(1.0)	—
Bank facilities (domestic and foreign)	—	—

Total debt	$56.1	$77.1

In May 2010, we purchased $20.0 million of our outstanding senior notes in the open market. These notes have not been formally retired by the Company, but have been treated as an extinguishment of debt for accounting purposes. The remaining principal balance of senior notes outstanding as of September 30, 2010 is $57.1 million.
At September 30, 2010, we had no borrowings under our credit facilities. A total of $23.3 million was available for borrowing under our domestic revolving credit facility based on eligible collateral. Additionally, we had $3.1 million (2.3 million Euro) available to borrow under our foreign short-term line of credit.
As of September 30, 2010 and December 31, 2009, we were in compliance with the provisions of all of our debt instruments. Completion of the Merger with Carlisle would constitute a “Change in Control” under the terms of our domestic credit facility, and we would be required to obtain the consent of KeyBank National Association to maintain this facility subsequent to the merger. We are not aware of any other business or economic trends affecting our business that would cause us to become non-compliant with the provisions of our debt instruments during the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our exposure to market risk since December 31, 2009. See Item 7A in our Form 10-K for the year ended December 31, 2009, filed with the SEC on March 10, 2010.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. As of September 30, 2010, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) of the Exchange Act. The evaluation was carried out under the supervision of and with the participation of our management, including our principal executive officer and principal financial and accounting officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
We are involved in lawsuits that have arisen in the ordinary course of our business. We are contesting each of these lawsuits vigorously and believe we have defenses to the allegations that have been asserted. In our opinion, the outcome of these lawsuits will not have a material adverse effect on our financial position, results of operations or cash flows. We are not aware of any material legal proceedings instituted against us during the third quarter of 2010 other than as described below:.
Since October 25, 2010, two putative stockholder class action complaints challenging the Transaction contemplated by the Merger Agreement were filed in the Court of Chancery in the State of Delaware against Hawk, the individual members of our board of directors, Carlisle and the Purchaser. The complaints generally allege, among other things, that members of our board of directors breached their fiduciary duties owed to the public stockholders of Hawk by entering into the Merger Agreement, approving the Offer and the proposed Merger and failing to take steps to maximize the value of Hawk to our public stockholders, that Mr. Weinberg, Mr. Harbert and Mr. Krantz, the holders of our Series D preferred stock, breached their fiduciary duties of loyalty and entire fairness, and that Carlisle aided and abetted such breaches of fiduciary duties. In addition, the complaints allege that the Merger Agreement unduly restricts our ability to negotiate with rival bidders, and that our stockholders have been deprived of the ability to make an informed decision as to whether to tender their shares. The complaints generally seek, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the Merger and other forms of equitable relief. While these lawsuits are at a preliminary stage, we believe that the claims are without merit and we intend to vigorously defend them.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 10, 2010. Except as set forth below, we are currently unaware of any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009; however, additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

Risks Related to the Transaction with Carlisle:
If the Transaction with Carlisle is not completed or is delayed, our share price, business and results of operations may be adversely affected.
It is possible the Transaction with Carlisle might not be completed or could be delayed for a number of reasons. If the Transaction is not consummated within the contemplated time period or completed at all, we could suffer a number of consequences that may materially adversely affect our business, results of operations and share price, including:
•	a loss of revenue and market position that we may not be able to regain if the Transaction is not consummated,
•	damage to our relationships with our customers, suppliers and other business partners,
•	a potential obligation to pay a $14.5 million termination fee depending on the reasons for terminating the Transaction,
•	significant costs related to the Transaction, including substantial legal, accounting and investment banking expenses,
•	key employees may be lost during the pendency of the Transaction and our relationships with employees may be damaged, and
•	business and organizational opportunities may be lost due to covenants in the Merger Agreement that restrict certain actions by us prior to the completion of the Transaction.
Other Risk Factors:
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Hawk did not repurchase any of its equity securities registered under the Securities Exchange Act of 1934 during the three months ended September 30, 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.
Removed and Reserved
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

HAWK CORPORATION
Date: November 9, 2010	By:	/s/ RONALD E. WEINBERG
Ronald E. Weinberg
Chairman of the Board and Chief Executive Officer (principal executive officer)

Date: November 9, 2010	By:	/s/ JOSEPH J. LEVANDUSKI
Joseph J. Levanduski
Chief Financial Officer (principal financial and accounting officer)